Form 10-Q
period 1999-04-02
VARIAN INC
filed 1999-05-17
CIK 1079028

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                               ----------------

                                   FORM 10-Q

(Mark One)

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934

                  For the quarterly period ended April 2, 1999

                                      OR

   [_]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934

              For the transition period from          to

                       Commission File Number 000-25393

                               ----------------

                                 VARIAN, INC.
            (Exact Name of Registrant as Specified in its Charter)

                Delaware                                    77-0501995
      (State or Other Jurisdiction                        (IRS Employer
   of Incorporation or Organization)                  Identification Number)

 3120 Hansen Way, Palo Alto, California                     94304-1030
(Address of principal executive offices)                    (Zip Code)

                                (650) 213-8000
             (Registrant's telephone number, including area code)

               3050 Hansen Way, Palo Alto, California 94304-1000
                               (Former Address)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

   The number of shares of the Registrant's common stock outstanding as of May 7, 1999 was 30,422,792 shares of $0.01 par value common stock.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

 Part I.  Financial Information..........................................     1
 Item 1.  Financial Statements...........................................     1
          Combined Statements of Operations..............................     1
          Combined Balance Sheets........................................     2
          Combined Condensed Statements of Cash Flows....................     3
          Notes to the Combined Financial Statements.....................     4
          Management's Discussion and Analysis of Financial Condition and
 Item 2.  Results of Operations..........................................    10
 Item 3.  Quantitative and Qualitative Disclosure about Market Risk......    19
 Part II. Other Information..............................................    20
 Item 5.  Other Information..............................................    20
 Item 6.  Exhibits and Reports on Form 8-K...............................    20

              RISK FACTORS RELATING TO FORWARD-LOOKING STATEMENTS

   This Quarterly Report on Form 10-Q contains "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a "safe harbor" for these types of statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results of Varian, Inc. (the "Company") to differ materially from management's current expectations. Those risks and uncertainties include, without limitation: new product development and commercialization; demand and acceptance for the Company's products; competitive products and pricing; economic conditions in the Company's product and geographic markets, including Asia markets; foreign currency fluctuations; market investment in capital equipment; the ability to realize anticipated cost-savings from the recently-initiated reorganization and restructuring; increasing operating margins on higher sales; costs of investigating and remediating environmentally-contaminated sites; successful implementation by the Company and certain third parties of corrective action to address the impact of the Year 2000; the risks detailed in the Company's registration statement on Form 10/A filed with the Securities and Exchange Commission; and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. The Company assumes and undertakes no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

                                    PART I.
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     Varian, Inc. and Subsidiary Companies
                       Combined Statements of Operations
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                    Quarter Ended             Six Months Ended
                             --------------------------- ---------------------------
                             April 2, 1999 April 3, 1998 April 2, 1999 April 3, 1998
                             ------------- ------------- ------------- -------------
   Sales                       $ 148,936     $ 140,965     $ 282,232     $ 281,913
                               ---------     ---------     ---------     ---------

   Operating Costs and
    Expenses
   Cost of sales                 101,712        85,228       182,378       171,660
   Research and development        9,277         7,775        16,440        15,005
   Marketing                      34,180        28,068        64,276        55,340
   General and
    administrative                10,760         9,246        18,462        19,630
   Restructuring charges          10,974           --         10,974           --
                               ---------     ---------     ---------     ---------
   Total Operating Expenses      166,903       130,317       292,530       261,635
                               ---------     ---------     ---------     ---------

   Operating Earnings
    (Loss) Before Taxes          (17,967)       10,648       (10,298)       20,278
   Income tax (benefit)
    expense                       (7,993)        4,248        (4,580)        8,117
                               ---------     ---------     ---------     ---------
   Net Earnings (Loss)         $  (9,974)    $   6,400     $  (5,718)    $  12,161
                               =========     =========     =========     =========

   Pro Forma Net Earnings
    (Loss) Per Share:
     Basic                     $   (0.33)    $    0.21     $   (0.19)    $    0.40
                               =========     =========     =========     =========
     Diluted                   $   (0.33)    $    0.21     $   (0.19)    $    0.40
                               =========     =========     =========     =========

   Shares Used in Pro Forma
    Per Share Computations:
     Basic                        30,423        30,423        30,423        30,423
                               =========     =========     =========     =========
     Diluted                      30,423        30,587        30,423        30,587
                               =========     =========     =========     =========



See accompanying Notes to the Combined Financial Statements.

                     Varian, Inc. and Subsidiary Companies
                            Combined Balance Sheets
               (In thousands, except share and par value amounts)

                                                         April 2,   October 2,
                                                           1999        1998
                                                        ----------- ----------
                                                        (Unaudited)
ASSETS

Current Assets
Cash and cash equivalents                                $  12,093  $     --
Accounts receivable                                        142,974    143,836
Inventories                                                 67,482     71,575
Other current assets                                        31,834     26,260
                                                         ---------  ---------
Total Current Assets                                       254,383    241,671
Property, plant and equipment                              194,087    219,385
Accumulated depreciation and amortization                 (108,073)  (124,666)
                                                         ---------  ---------
Net Property, Plant and Equipment                           86,014     94,719
Other Assets                                                66,425     67,709
                                                         ---------  ---------
Total Assets                                             $ 406,822  $ 404,099
                                                         =========  =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Notes payable                                            $  11,428  $     --
Accounts payable--trade                                     28,347     34,320
Accrued expenses                                           111,243    102,470
Product warranty                                             7,907      7,608
Advance payments from customers                              8,234      5,180
                                                         ---------  ---------
Total Current Liabilities                                  167,159    149,578
Long-Term Accrued Expenses                                   7,929      6,862
Deferred Taxes                                               4,460      4,192
Notes Payable                                               52,517        --
                                                         ---------  ---------
Total Liabilities                                          232,065    160,632
                                                         ---------  ---------

Contingencies (Note 7)


Stockholders' Equity
Preferred Stock--par value $.01, authorized --
 1,000,000 shares; issued--none                                --         --
Common Stock -- par value $.01, authorized --
 99,000,000 shares; issued and outstanding--30,422,792
 shares at April 2, 1999 and none historical                   304        --
Capital in excess of par value                             174,453        --
Divisional equity                                              --     243,467
                                                         ---------  ---------
Total Stockholders' Equity                                 174,757    243,467
                                                         ---------  ---------
Total Liabilities and Stockholders' Equity               $ 406,822  $ 404,099
                                                         =========  =========

See accompanying Notes to the Combined Financial Statements.

                     Varian, Inc. and Subsidiary Companies
                  Combined Condensed Statements of Cash Flows
                                 (In thousands)
                                  (Unaudited)

                                                         Six Months Ended
                                                    ---------------------------
                                                    April 2, 1999 April 3, 1998
                                                    ------------- -------------
   Net Cash Provided by Operating Activities          $  8,584      $ 19,407
                                                      --------      --------

   Investing Activities
   Purchase of property, plant and equipment           (10,546)       (9,710)
                                                      --------      --------
   Net Cash Used in Investing Activities               (10,546)       (9,710)
                                                      --------      --------

   Financing Activities
   Net transfers from (to) Varian Associates, Inc.      14,792       (10,139)
                                                      --------      --------
   Net Cash Provided by (Used in) Financing
    Activities                                          14,792       (10,139)
                                                      --------      --------

   Effects of Exchange Rate Changes on Cash               (737)          442
                                                      --------      --------
   Net increase (decrease) in cash and cash
    equivalents                                         12,093           --
   Cash and cash equivalents at beginning of
    period                                                 --            --
                                                      --------      --------

   Cash and Cash Equivalents at End of Period         $ 12,093      $    --
                                                      ========      ========
   Non-Cash Investing and Financing Activities:
   Debt assumed/transferred from Varian
    Associates, Inc.                                  $ 77,100
                                                      ========
   Transfer of property, plant and equipment          $  9,900
                                                      ========




See accompanying Notes to the Combined Financial Statements.

                     VARIAN, INC. AND SUBSIDIARY COMPANIES

                  NOTES TO THE COMBINED FINANCIAL STATEMENTS

                                  (Unaudited)

Note 1. Interim Combined Financial Statements

   These interim combined financial statements of Varian, Inc. and its subsidiary companies (collectively, the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The year ended October 2, 1998 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These interim combined financial statements should be read in conjunction with the financial statements and the notes thereto included in the registration statement on the Company's Form 10/A filed with the Securities and Exchange Commission. In the opinion of the Company's management, the interim combined financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. The results of operations for the second quarter and six months ended April 2, 1999 are not necessarily indicative of the results to be expected for a full year or for any other periods.

Note 2. Basis of Presentation

   Until April 2, 1999, the Company's business was operated as part of Varian Associates, Inc. ("VAI"). VAI contributed its Instruments business ("IB") to the Company, then on April 2, 1999 distributed to the holders of record of VAI common stock on March 24, 1999 one share of common stock of the Company for each share of VAI common stock outstanding on April 2, 1999 (the "Distribution"). At the same time, VAI contributed its Semiconductor Equipment business to Varian Semiconductor Equipment Associates, Inc. ("VSEA") and distributed to the holders of record of VAI common stock on March 24, 1999 one share of common stock of VSEA for each share of VAI common stock outstanding on April 2, 1999. VAI retained its Health Care Systems business and changed its name to Varian Medical Systems, Inc. ("VMS") effective as of April 3, 1999. These transactions were accomplished under the terms of an Amended and Restated Distribution Agreement dated as of January 14, 1999 by and among the Company, VAI and VSEA (the "Distribution Agreement"). For purposes of providing an orderly transition and to define certain ongoing relationships between and among the Company, VMS and VSEA after the Distribution, the Company, VMS and VSEA also entered into certain other agreements which include an Employee Benefits Allocation Agreement, an Intellectual Property Agreement, a Tax Sharing Agreement and a Transition Services Agreement (collectively, the "Distribution Related Agreements").

   The interim combined financial statements generally reflect the results of operations, financial position and cash flows of IB, which was transferred to the Company in connection with the Distribution. Accordingly, the interim combined financial statements have been carved out from the interim financial statements of VAI using the historical results of operations and historical bases of the assets and liabilities of IB. The statements include the accounts of IB after elimination of inter-business balances and transactions. The interim combined financial statements include, among other things, allocations of certain VAI corporate assets (including pension assets), liabilities (including profit sharing and pension benefits), and expenses (including legal, accounting, employee benefits, insurance services, information technology services, treasury and other corporate overhead) to IB. These amounts have been allocated to IB on the basis that is considered by management to reflect most fairly or reasonably the utilization of the services provided to or the benefit obtained by IB. Typical measures and activity indicators used for allocation purposes include headcount, sales revenue and payroll expense. The Company's management believes that the methods used to allocate these amounts are reasonable. However, these allocations are not necessarily indicative of the amounts that would have been or that will be recorded by the Company on a stand-alone basis. The interim combined financial statements do not reflect any changes that may occur in the financing and operations of the Company as a result of the Distribution.

   The Company's fiscal year is the 52- or 53-week period ending on the Friday nearest September 30. Fiscal year 1999 will comprise the 52-week period ending October 1, 1999, and fiscal year 1998 comprises the 53-week

                     VARIAN, INC. AND SUBSIDIARY COMPANIES

                                  (Unaudited)

period ended October 2, 1998. The fiscal quarters ended April 2, 1999 and April 3, 1998 each comprise 13 weeks. For purposes of interim reporting, the six-month period ended April 2, 1999 comprises 26 weeks, and the six-month period ended April 3, 1998 comprises 27 weeks.

Note 3. Balance Sheet Detail

 Inventories

                                                            April 2, October 2,
                                                              1999      1998
                                                            -------- ----------
                                                                (Dollars in
                                                                 millions)
     Raw materials and parts...............................  $35.9     $32.1
     Work in process.......................................    5.6       6.7
     Finished goods........................................   26.0      32.8
                                                             -----     -----
       Total inventories...................................  $67.5     $71.6
                                                             =====     =====

   Inventories are valued at the lower of cost or market (net realizable value) using the last-in, first-out (LIFO) cost for the U.S. inventories. All other inventories are valued principally at average cost. If the first-in, first-out (FIFO) method had been used for those operations valuing inventories on a LIFO basis, inventories would have been higher than reported by $14.2 million at April 2, 1999 and $13.7 million at October 2, 1998.

 Other Assets

                                                             April 2, October 2,
                                                               1999      1998
                                                             -------- ----------
                                                                 (Dollars in
                                                                  millions)
     Net goodwill...........................................  $60.2     $59.6
     Other..................................................    6.2       8.1
                                                              -----     -----
       Total other assets...................................  $66.4     $67.7
                                                              =====     =====

 Accrued Expenses

                                                             April 2, October 2,
                                                               1999      1998
                                                             -------- ----------
                                                                 (Dollars in
                                                                  millions)
     Payroll and employee benefits..........................  $ 29.8    $ 33.1
     Foreign income taxes payable...........................     6.5      19.2
     Deferred income........................................    16.2      14.7
     Group and risk insurance...............................     7.2       7.7
     Net amount due to VMS/VSEA.............................    13.2       --
     Restructuring..........................................     7.1       --
     Other..................................................    31.2      27.8
                                                              ------    ------
                                                              $111.2    $102.5
                                                              ======    ======

Note 4. Forward Exchange Contracts

   IB has entered and the Company will enter into forward exchange contracts to mitigate the balance sheet exposures to fluctuations in foreign currency exchange rates. When these foreign exchange contracts hedge operational exposure, the effects of movements in currency exchange rates on these instruments are recognized in income when the related revenue and expenses are recognized. When foreign exchange contracts hedge

                     VARIAN, INC. AND SUBSIDIARY COMPANIES

                                  (Unaudited)

balance sheet exposure, such effects are recognized in income when the exchange rate changes. Because the impact of movements in currency exchange rates on foreign exchange contracts generally offsets the related impact on the underlying items being hedged, these instruments do not subject IB or the Company to risk that would otherwise result from changes in currency exchange rates. Gains and losses on hedges of existing assets or liabilities are included in the carrying amounts of those assets or liabilities and are ultimately recognized in income as part of those carrying amounts. Gains and losses related to qualifying hedges of firm commitments also are deferred and are recognized in income or as adjustments of carrying amounts when the hedged transaction occurs. Any deferred gains or losses are included in accrued expenses in the balance sheet. If a hedging instrument is sold or terminated prior to maturity, gains and losses continue to be deferred until the hedged item is recognized in income. If a hedging instrument ceases to qualify as a hedge, any subsequent gains and losses are recognized currently in income. There were no significant forward exchange contracts outstanding as of April 2, 1999.

Note 5. Pro Forma Net Earnings (Loss) Per Share

   IB's pro forma basic earnings (loss) per share is calculated based on net earnings (loss) and the weighted-average number of shares outstanding during the reported period. For purposes of the pro forma calculation, the weighted-average number of shares outstanding during the reporting period was assumed to be the number of shares of common stock outstanding as of the Distribution on April 2, 1999. Pro forma diluted earnings (loss) per share includes additional dilution from potential common stock shares such as common stock issuable pursuant to the exercise of outstanding stock options. For purposes of the pro forma diluted earnings (loss) per share calculation, the additional shares issuable upon exercise of stock options were determined using the treasury stock method based on the number of replacement stock options issued as of the Distribution on April 2, 1999.

   All options to purchase common stock were excluded from the computation of diluted loss per share for the quarter and six-month period ended April 2, 1999 because their effect was anti-dilutive. For the quarter and six-month period ended April 3, 1998, options to purchase 3,030,355 potential common stock shares with exercise prices in excess of the market value on April 2, 1999 of such common stock were excluded from the computation.

Note 6. Debt and Credit Facilities

   The Distribution Agreement provided for the division among the Company, VSEA and VMS of VAI's cash and debt as of April 2, 1999. Under the Distribution Agreement, the Company was to assume 50% of VAI's term loans and receive an amount of cash from VAI such that it would have net debt (defined in the Distribution Agreement as the amount outstanding under the term loans and notes payable, less cash and cash equivalents) equal to approximately 50% of the net debt of the Company and VMS, subject to such adjustment as was necessary to provide VMS with a net worth (as defined in the Distribution Agreement) of between 40% and 50% of the aggregate net worth of the Company and VMS, and subject to further adjustment to reflect the Company's approximately 50% share of the estimated proceeds, if any, to be received by VMS after the Distribution from the sale of VAI's long-term leasehold interest at certain of its Palo Alto facilities, together with certain related buildings and other corporate assets and the Company's obligation for approximately 50% of any estimated transaction expenses to be paid by VMS after the Distribution (in each case reduced for estimated taxes payable or tax benefits received from all sales and transaction expenses). Since the amounts transferred immediately prior to the Distribution were based on estimates, adjustments may be required within 180 days following the Distribution. In addition, certain other pre-Distribution transactions may require

                     VARIAN, INC. AND SUBSIDIARY COMPANIES

                                  (Unaudited)

adjustment within 90 days following the Distribution under the provisions of the Distribution Agreement. As a result of these adjustments, the Company may be required to make cash payments to VMS or may be entitled to receive cash payments from VMS. The amount of any such adjustments cannot be estimated.

   As part of the Distribution, a total of $63.9 million in debt was assumed by or transferred to the Company, which debt consisted of $58.5 million in term loans and $5.4 million in notes payable. As of April 2, 1999, interest rates on the term loans ranged from 6.70% to 7.49%, and the weighted average interest rate on the term loans was 7.02%. As of April 2, 1999, interest rates on the notes payable ranged from 1.50% to 4.00%, and the weighted average interest rate on the notes payable was 2.95%. The term loans contain certain covenants that limit future borrowings and the payment of cash dividends and require the maintenance of certain levels of working capital and operating results.

   As of April 2, 1999, the Company entered into $40.0 million in uncommitted credit facilities for working capital purposes. As of April 2, 1999, none of these credit facilities were utilized and no amount was outstanding. Following April 2, 1999, the Company entered into additional uncommitted credit facilities for $15.0 million for working capital purposes. All of these credit facilities contain certain conditions and events of default customary for such facilities.

   Future principal payments on notes payable and long-term debt outstanding on April 2, 1999 will be $8.4 million, $6.0 million, $6.0 million, $6.0 million, $2.5 million, $2.5 million and $32.5 million during the six months ended October 1, 1999, the fiscal years ended 2000, 2001, 2002, 2003, 2004, and thereafter, respectively.

Note 7. Contingencies

 Environmental Matters

   In the Distribution Agreement, the Company agreed to indemnify VMS and VSEA for one-third of certain environmental investigation and remediation costs (after adjusting for any insurance proceeds and tax benefits recognized or realized for such costs), as further described below.

   VAI has been named by the U.S. Environmental Protection Agency or third parties as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, at eight sites where VAI is alleged to have shipped manufacturing waste for recycling or disposal. VAI is also involved in various stages of environmental investigation and/or remediation under the direction of, or in consultation with, foreign, federal, state and/or local agencies at certain current or former VAI facilities.

   For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken. As of April 2,1999, it was nonetheless estimated that the future exposure for environmental-related investigation and remediation costs for these sites and facilities ranged in the aggregate from $21.0 million to $48.3 million. The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 30 years as of April 2, 1999. No amount in the foregoing range of estimated future costs is believed to be more probable of being incurred than any other amount in such range and therefore VAI accrued $21.0 million in estimated environmental costs as of April 2, 1999. The amount accrued was not discounted to present value.

                     VARIAN, INC. AND SUBSIDIARY COMPANIES

                                  (Unaudited)


   As to other sites and facilities, sufficient knowledge has been gained to be able to better estimate the scope and costs of future environmental activities. As of April 2, 1999, it was estimated that the future exposure for environmental related investigation and remediation costs for these sites and facilities ranged in the aggregate from $39.2 million to $73.0 million. The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 30 years as of April 2, 1999. As to each of these sites and facilities, it was determined that a particular amount within the range of estimated costs was a better estimate of the future environmental liability than any other amount within the range, and that the amount and timing of these futures costs were reliably determinable. Together, these amounts totaled $50.6 million at April 2, 1999. Accordingly, VAI accrued $21.9 million as of April 2, 1999, which represents the best estimate of the future costs discounted at 4%, net of inflation. This accrual is in addition to the $21.0 million described in the preceding paragraph.

   Since the Company is obligated to reimburse VMS for one-third of the foregoing environmental-related costs and expenses (after adjusting for any insurance proceeds and tax benefits recognized or realized by VMS for such costs or expenses) that are paid after April 2, 1999, IB recorded $7.7 million as its portion of these estimated future costs and expenses as of April 2, 1999. The foregoing amounts are only estimates of anticipated future environmental-related costs, and the amounts actually spent may be greater or less than such estimates. The aggregate range of cost estimates reflects various uncertainties inherent in many environmental investigation and remediation activities and the large number of sites and facilities involved. The Company believes that most of these cost ranges will narrow as investigation and remediation activities progress.

   The Company's management believes that its reserves for the foregoing and certain other environmental-related matters are adequate, but as the scope of its obligation becomes more clearly defined, these reserves may be modified and related charges against earnings may be made. Although any ultimate liability arising from environmental-related matters described herein could result in significant expenditures that, if aggregated and assumed to occur within a single fiscal year, would be material to the Company's financial statements, the likelihood of such occurrence is considered remote. Based on information currently available and its best assessment of the ultimate amount and timing of environmental-related events, the Company's management believes that the costs of these environmental-related matters are not reasonably likely to have a material adverse effect on the Company's financial statements.

 Legal Proceedings

   In the Distribution Agreement, the Company agreed to reimburse VMS for one-third of certain costs and expenses (adjusted for any insurance proceeds and tax benefits recognized or realized by VMS for such costs and expenses) that are paid after April 2, 1999 and arise from actual or potential claims or legal proceedings relating to discontinued, former or corporate operations of VAI. These shared liabilities will generally be managed by VMS, and expenses and losses (adjusted for any insurance proceeds and tax benefits recognized or realized by VMS for such costs and expenses) will generally be borne one-third each by the Company, VMS and VSEA. Also, from time to time, the Company is involved in a number of legal actions and could incur an uninsured liability in one or more of them. While the ultimate outcome of all of the above legal matters is not determinable, management believes that the resolution of these matters will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

Note 8. Stockholders' Equity

   On April 2, 1999, stockholders of record of VAI on March 24, 1999 received in the Distribution one share of the Company's common stock for each share of VAI common stock held on April 2, 1999. Immediately following the Distribution, the Company had 30,422,792 shares of common stock outstanding.

                     VARIAN, INC. AND SUBSIDIARY COMPANIES

                                  (Unaudited)


   Each stockholder also received one Right for each share of common stock distributed, entitling the stockholder to purchase one one-thousandth of a share of Participating Preferred Stock, par value $0.01 per share, for $75.00, subject to adjustment. The Participating Preferred Stock is designed so that each one one-thousandth of share has economic and voting terms similar to those of one share of common stock.

   The Company will begin accumulating retained earnings on April 3, 1999, the date after the Distribution.

   In connection with the Distribution, certain holders of options to purchase shares of VAI common stock received replacement options from the Company to purchase shares of the Company's common stock. The Company granted such replacement options to purchase 4,299,639 shares of the Company's common stock with an average exercise price of $11.16 per share. Such stock options vest over the same vesting periods as the original VAI stock options, typically three years. At issuance, options to purchase 3,459,508 shares with an average exercise price of $10.66 were immediately exercisable.

Note 9. Restructuring Charges

   During the second quarter of fiscal year 1999, IB's management approved a program to consolidate field sales and service organizations in Europe, Australia and the United States so as to fall within the direct responsibility of management at IB's principal factories in those countries in order to reduce costs, simplify management structure and benefit from the infrastructure existing in those factories. This restructuring entailed consolidating certain sales, service and support operations. The consolidation resulted in exiting of a product line, closing or downsizing of sales offices and termination of approximately 100 personnel. The following table sets forth certain details associated with this restructuring during the second quarter of fiscal year 1999:

                                                          Cash      Accrual at
                                       Restructuring Payments/Other  April 2,
                                          Charges      Reductions      1999
                                       ------------- -------------- ----------
                                               (Dollars in thousands)
Lease payments and other facility
 expenses.............................    $ 2,205        $  240       $1,965
Severance and other related employee
 benefits.............................      7,171         1,988        5,183
Exited product line...................      1,598         1,598          --
                                          -------        ------       ------
  Total...............................    $10,974        $3,826       $7,148
                                          =======        ======       ======

Note 10. Recent Accounting Pronouncements

   In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement changes standards for the way that public business enterprises identify and report operating segments in annual and interim financial statements. This statement requires selected information about an enterprise's operating segments and related disclosure about products and services, geographic areas and major customers. The Company expects to report multiple segments when it adopts SFAS No. 131 at fiscal year-end 1999.

   In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. This statement is effective for fiscal years beginning after June 15, 1999. The Company will adopt SFAS No. 133 in the first quarter of fiscal year 2000 and is in the process of determining the impact that adoption will have on its consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Until April 2, 1999, the Company's business was operated as part of Varian Associates, Inc. ("VAI"). VAI contributed its Instruments business ("IB") to the Company, then on April 2, 1999 distributed to the holders of record of VAI common stock on March 24, 1999 one share of common stock of the Company for each share of VAI common stock outstanding on April 2, 1999 (the "Distribution"). At the same time, VAI contributed its Semiconductor Equipment business to Varian Semiconductor Equipment Associates, Inc. ("VSEA") and distributed to the holders of record of VAI common stock on March 24, 1999 one share of common stock of VSEA for each share of VAI common stock outstanding on April 2, 1999. VAI retained its Health Care Systems business and changed its name to Varian Medical Systems, Inc. ("VMS") effective as of April 3, 1999. IB includes VAI's business units that design, manufacture, sell and service analytical and research instrumentation and vacuum technologies, and a business unit that provides contract electronics assembly.

   These transactions were accomplished under the terms of an Amended and Restated Distribution Agreement dated as of January 14, 1999 by and among the Company, VAI and VSEA (the "Distribution Agreement"). For purposes of providing an orderly transition and to define certain ongoing relationships between and among the Company, VMS and VSEA after the Distribution, the Company, VMS and VSEA also entered into certain other agreements which include an Employee Benefits Allocation Agreement, an Intellectual Property Agreement, a Tax Sharing Agreement and a Transition Services Agreement (collectively, the "Distribution Related Agreements").

   The interim combined financial statements generally reflect the results of operations, financial position and cash flows of IB, which was transferred to the Company in connection with the Distribution. Accordingly, the interim combined financial statements have been carved out from the interim financial statements of VAI using the historical results of operations and historical bases of the assets and liabilities of IB. The statements include the accounts of IB after elimination of inter-business balances and transactions. The interim combined financial statements include, among other things, allocations of certain VAI corporate assets (including pension assets), liabilities (including profit-sharing and pension benefits) and expenses (including legal, accounting, employee benefits, insurance services, information technology services, treasury and other corporate overhead) to IB using the allocation methodology described in Note 2 of the Notes to the Company's interim combined financial statements. The Company's management believes that the methods used to allocate these amounts are reasonable. The interim combined financial statements do not reflect any changes that may occur in the financing and operations of the Company as a result of the Distribution.

   This discussion and analysis of financial condition and results of operations is based upon and should be read in conjunction with the interim combined financial statements of the Company and the notes thereto, as well as the Instruments Business of Varian Associates, Inc. Combined Financial Statements and notes thereto and the information contained under the headings "Business," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's registration statement on Form 10/A filed with the Securities and Exchange Commission.

   The Company's fiscal year is the 52- or 53-week period ending on the Friday nearest September 30. Fiscal year 1999 comprises the 52-week period ending October 1, 1999, and fiscal year 1998 comprises the 53-week period ended October 2, 1998. The fiscal quarters ended April 2, 1999 and April 3, 1998 each comprise 13 weeks. For purposes of interim reporting, the six-month period ended April 2, 1999 comprises 26 weeks, and the six-month period ended April 3, 1998 comprises 27 weeks.

Results of Operations

 Second Quarter of Fiscal Year 1999 Compared to Second Quarter of Fiscal Year
 1998

   Sales. IB's sales were $148.9 million in the second quarter of fiscal year 1999, compared to sales of $141.0 million in the second quarter of fiscal year 1998. The primary reasons for this 5.7% increase in sales were higher volume in the Analytical Instruments business (driven in large part by Chrompack International B.V. ("Chrompack"), which was acquired in the fourth quarter of fiscal year 1998), and an increase in sales by IB's Electronics Manufacturing (formerly Tempe Electronics Center) business. These increases were partially off-set by lower sales in the Vacuum Technologies (formerly Vacuum Products) business, which declined largely due to the continuing slow-down in capital spending, particularly in Asian markets, and continuing weakness in semiconductor equipment demand. NMR Systems (formerly NMR Instruments) also experienced lower sales due to the timing of shipments of NMR Systems products.

   Geographically, sales in North America of $80.1 million and Europe of $49.1 million in the second quarter of fiscal year 1999 represented increases of 2.0% and 29.0%, respectively, from the second quarter of fiscal year 1998, while sales in Asia of $14.0 million in the second quarter of fiscal year 1999 represented a decrease of 18.0% from the second quarter of fiscal year 1998. The increase in Europe resulted largely from the acquisition of Chrompack in the fourth quarter of fiscal year 1998, and the decrease in Asia resulted largely from weak economic conditions in that region.

   IB's orders during the second quarter of fiscal year 1999 were $154.2 million, compared to $138.5 million in the first quarter of fiscal year 1999 and $136.4 million in the second quarter of fiscal year 1998. All IB businesses contributed to the sequential orders growth, with only the Vacuum Technologies business showing a slight decline compared to the year-ago quarter (although it showed a 33% sequential increase).

   Gross Profit. IB's gross profit was $47.2 million (representing 31.7% of sales) in the second quarter of fiscal year 1999, compared to $55.7 million (representing 39.5% of sales) in the second quarter of fiscal year 1998. The decline in gross profit resulted primarily from actions taken as part of an overall reorganization of IB, which included actions to prepare IB to separate from VAI and become a stand-alone company, other organizational changes and a comprehensive product review, which resulted in a decision to accelerate transition from certain older to newer products necessitating the writedown of certain excess and obsolete inventories and the lowering of prices to accelerate the liquidation of older products. The impact on gross profit of these actions were in addition to the restructuring charges discussed below. The decline in gross profit was also the result of lower sales of Vacuum Technologies products.

   Research and Development. IB's research and development expenses were $9.3 million (representing 6.2% of sales) in the second quarter of fiscal year 1999, compared to research and development expenses of $7.8 million (representing 5.5% of sales) in the second quarter of fiscal year 1998. This increase related primarily to the research and development expenses of Chrompack, which was acquired in the fourth quarter of fiscal year 1998, and accelerated development costs incurred to complete a new gas chromatograph product.

   Marketing. IB's marketing expenses were $34.2 million (representing 22.9% of sales) in the second quarter of fiscal year 1999, compared to $28.1 million (representing 19.9% of sales) in the second quarter of fiscal year 1998. Some of the increase was due to marketing expenses of Chrompack, which was acquired in the fourth quarter of fiscal year 1998. Additionally, the increase in marketing expenses resulted from actions taken as part of the above-described reorganization, including costs to move people and equipment to new consolidated locations, writedown of field demonstration equipment following the accelerated transition to newer products, and other higher than normal costs related to the reorganization. These charges were in addition to the restructuring charges discussed below.

   General and Administrative. IB's general and administrative expenses were $10.8 million (representing 7.2% of sales) in the second quarter of fiscal year 1999, compared to $9.2 million (representing 6.5% of sales) in the second quarter of fiscal year 1998. The primary reason for this increase was the additional general and administrative costs of Chrompack, which was acquired in the fourth fiscal quarter of fiscal 1998.

   Restructuring Charges. During the second quarter of fiscal year 1999, IB's management approved a program to consolidate field sales and service organizations in Europe, Australia and the United States so as to fall within the direct responsibility of management at IB's principal factories in those countries in order to reduce costs, simplify management structure and benefit from the infrastructure existing in those factories. This restructuring entailed consolidating certain sales, service and support operations. The consolidation resulted in exiting of a product line, closing or downsizing of sales offices and termination of approximately 100 personnel. The following table sets forth certain details associated with this restructuring in the second quarter of fiscal year 1999:

                                                           Cash      Accrual at
                                        Restructuring Payments/Other  April 2,
                                           Charges      Reductions      1999
                                        ------------- -------------- ----------
                                                (Dollars in thousands)
     Lease payments and other facility
      expenses........................     $ 2,205        $  240       $1,965
     Severance and other related
      employee benefits...............       7,171         1,988        5,183
     Exited product line..............       1,598         1,598          --
                                           -------        ------       ------
       Total..........................     $10,974        $3,826       $7,148
                                           =======        ======       ======

   Taxes on Earnings. IB's effective income tax rate was 44.5% in the second quarter of fiscal year 1999, compared to 40.0% in the second quarter of fiscal year 1998. The fiscal year 1999 rate is higher than the fiscal year 1998 rate because the Company expects to realize a larger proportion of high-tax foreign country income during fiscal year 1999 than it did during fiscal year 1998.

   Net Loss. The net loss of $10.0 million ($0.33 pro forma net loss per share) in the second quarter of fiscal year 1999 was the result of IB's overall reorganization described above, which resulted in incremental costs primarily included in cost of sales, marketing and restructuring charges. Although some of these costs will continue at significantly reduced levels for several quarters, management believes that the Company will return to profitability during the third quarter of fiscal year 1999.

 First Half of Fiscal Year 1999 Compared to First Half of Fiscal Year 1998

   Sales. IB's sales were $282 million in the first half of fiscal year 1999, the same as in the first half of fiscal year 1998. Sales by the Analytical Instruments and the Electronics Manufacturing businesses were higher during the six-month period relative to the year-ago period, in the case of the former due in part to Chrompack, which was acquired in the fourth quarter of fiscal year 1998. These increases were off-set by lower sales in the Vacuum Technology business, which declined largely due to the continuing slow-down in capital spending, particularly in Asian markets, and continuing weakness in semiconductor equipment demand. NMR Systems also experienced lower sales, due to the timing of shipments of NMR Systems products.

   Geographically, sales in North America of $149.3 million and Europe of $92.0 million in the first half of fiscal year 1999 represented a decline of 4.5% and an increase of 15.3%, respectively, as compared to the first half of fiscal year 1998, while sales in Asia of $29.0 million in the first half of fiscal year 1999 declined by 11.7% from the first half of fiscal year 1998, reflecting the general slow-down in Asian markets. The decline in North America was predominantly due to the slow-down in the semiconductor equipment industry.

   IB's orders in the first half of fiscal year 1999 were $292.7 million, compared to $270.3 million in the first half of fiscal year 1998. All IB businesses except the Vacuum Technologies business contributed to the orders growth.

   Gross Profit. IB's gross profit was $99.9 million (representing 35.4% of sales) in the first half of fiscal year 1999, compared to $110.3 million (representing 39.1% of sales) in the first half of fiscal year 1998. The decline in gross profit resulted primarily from actions taken as part of an overall reorganization of IB, which included actions to prepare IB to separate from VAI and become a stand-alone company, other organizational changes and a comprehensive product review, which resulted in a decision to accelerate transition from certain older to newer products necessitating the writedown of certain excess and obsolete inventories and the lowering of prices to accelerate the liquidation of older products. The impact on gross profit of these actions were in addition to the restructuring charges discussed below. The decline in gross profit was also the result of lower sales of Vacuum Technologies products.

   Research and Development. IB's research and development expenses were $16.4 million (representing 5.8% of sales) in the first half of fiscal year 1999, compared to research and development expenses of $15.0 million (representing 5.3% of sales) in the first half of fiscal year 1998. The increase related primarily to the additional research and development expense of Chrompack, which was acquired in the fourth quarter of fiscal year 1998, and accelerated development costs incurred to complete a new gas chromatograph product.

   Marketing. IB's marketing expenses were $64.3 million (representing 22.8% of sales) in the first half of fiscal year 1999, compared to $55.3 million (representing 19.6% of sales) in the first half of fiscal year 1998. Some of the increase was due to marketing expenses of Chrompack, which was acquired in the fourth quarter of fiscal year 1998. Additionally, the increase in marketing expenses resulting from actions taken as part of the above-described reorganization, including costs to move people and equipment to new consolidated locations, writedown of field demonstration equipment following the accelerated transition to newer products, and other higher than normal costs related to the reorganization. These charges were in addition to the restructuring charges discussed below.

   General and Administrative. IB's general and administrative expenses were $18.5 million (representing 6.5% of sales) in the first half of fiscal year 1999, compared to $19.6 million (representing 7.0% of sales) in the first half of fiscal year 1998. The primary reason for this decrease was due to lower profit-sharing and management incentive compensation costs in the first half of fiscal year 1999, the additional general and administrative costs of Chrompack, which was acquired in the fourth quarter of fiscal year 1998.

   Restructuring Charges. During the second quarter of fiscal year 1999, IB's management approved a program to consolidate field sales and service organizations in Europe, Australia and the United States so as to fall within the direct responsibility of management at IB's principal factories in those countries in order to reduce costs, simplify management structure and benefit from the infrastructure existing in those factories. This restructuring entailed consolidating certain sales, service and support operations. The consolidation resulted in exiting of a product line, closing or downsizing of sales offices and termination of approximately 100 personnel. The following table sets forth certain details associated with this restructuring during the second quarter of fiscal year 1999:

                                                           Cash      Accrual at
                                        Restructuring Payments/Other  April 2,
                                           Charges      Reductions      1999
                                        ------------- -------------- ----------
                                                (Dollars in thousands)
     Lease payments and other facility
      expenses........................     $ 2,205        $  240       $1,965
     Severance and other related
      employee benefits...............       7,171         1,988        5,183
     Exited product line .............       1,598         1,598          --
                                           -------        ------       ------
       Total..........................     $10,974        $3,826       $7,148
                                           =======        ======       ======

   Taxes on Earnings. IB's effective income tax rate was 44.5% in the first half of fiscal year 1999, compared to 40.0% in the first half of fiscal year 1998. The fiscal year 1999 rate is higher than the fiscal year 1998 rate because the Company expects to realize a larger proportion of high-tax foreign country income during fiscal year 1999 than it did during fiscal year 1998.

   Net Loss. The net loss of $5.7 million ($0.19 pro forma net loss per share) in the first half of fiscal year 1999 was the result of IB's overall reorganization described above, which resulted in incremental costs primarily included in cost of sales, marketing and restructuring charges.

Liquidity and Capital Resources

   VAI Cash and Debt Allocations. The Distribution Agreement provided for the division among the Company, VSEA and VMS of VAI's cash and debt as of April 2, 1999. Under the Distribution Agreement, the

Company was to assume 50% of VAI's term loans and receive an amount of cash from VAI such that it would have net debt (defined in the Distribution Agreement as the amount outstanding under the term loans and notes payable, less cash and cash equivalents) equal to approximately 50% of the net debt of the Company and VMS, subject to such adjustment as was necessary to provide VMS with a net worth (as defined in the Distribution Agreement) of between 40% and 50% of the aggregate net worth of the Company and VMS, and subject to further adjustment to reflect the Company's approximately 50% share of the estimated proceeds, if any, to be received by VMS after the Distribution from the sale of VAI's long-term leasehold interest at certain of its Palo Alto facilities, together with certain related buildings and other corporate assets and the Company's obligation for approximately 50% of any estimated transaction expenses to be paid by VMS after the Distribution (in each case reduced for estimated taxes payable or tax benefits received from all sales and transaction expenses). Since the amounts transferred immediately prior to the Distribution were based on estimates, adjustments may be required within 180 days following the Distribution. In addition, certain other pre-Distribution transactions may require adjustment within 90 days following the Distribution under the provisions of the Distribution Agreement. As a result of these adjustments, the Company may be required to make cash payments to VMS or may be entitled to receive cash payments from VMS. The amount of any such adjustments cannot be estimated.

   Debt and Credit Facilities. IB's debt was historically incurred or managed by VAI. In connection with the Distribution, a portion of VAI's debt was assumed by the Company as of April 2, 1999. In addition, the Company entered into new debt arrangements as of and after April 2, 1999.

   As part of the Distribution, a total of $63.9 million in debt was assumed by or transferred to the Company, which debt consisted of $58.5 million in term loans and $5.4 million in notes payable. As of April 2, 1999, interest rates on the term loans ranged from 6.70% to 7.49%, and the weighted average interest rate on the term loans was 7.02%. As of April 2, 1999, interest rates on the notes payable ranged from 1.50% to 4.00%, and the weighted average interest rate on the notes payable was 2.95%. The term loans contain certain covenants that limit future borrowings and the payment of cash dividends and require the maintenance of certain levels of working capital and operating results.

   As of April 2, 1999, the Company entered into $40.0 million in uncommitted credit facilities for working capital purposes. As of April 2, 1999, none of these credit facilities were utilized and no amount was outstanding. Following April 2, 1999, the Company entered into additional uncommitted credit facilities for $15.0 million for working capital purposes. All of these credit facilities contain certain conditions and events of default customary for such facilities.

   Future principal payments on notes payable and long-term debt outstanding on April 2, 1999 will be $8.4 million, $6.0 million, $6.0 million, $6.0 million, $2.5 million, $2.5 million and $32.5 million during the six months ended October 1, 1999, the fiscal years ended 2000, 2001, 2002, 2003, 2004, and thereafter, respectively.

   Cash and Cash Equivalents. Pursuant to the Distribution Agreement as described above, the Company received a cash contribution from VAI in the amount of $12.1 million as of April 2, 1999.

   IB generated $8.6 million of cash from operations in the first half of fiscal year 1999, which compares to $19.4 million in the first half of fiscal year 1998. The primary reason for this decrease in cash generated was the lower earnings which reflect increased spending from the reorganization activities. IB used $10.5 million of cash for investing activities in the first half of fiscal year 1999, which compares to $9.7 million in the first half of fiscal year 1998. The primary reason for this increase was capital equipment expenditures by Chrompack.

   The cash flow impact of certain actions relating to the above-described overall reorganization of IB will occur for several more quarters after April 2, 1999. Management believes that the cash flow impact will be approximately $4.8 million in the remainder of fiscal year 1999 and $2.4 million in fiscal year 2000.

   The Company currently has no plans to materially modify or expand its facilities or to make other material capital expenditures.

   The Distribution Agreement provides that the Company is responsible for certain litigation to which VAI was a party, and further provides that the Company will indemnify VMS and VSEA for one-third of the costs, expenses and other liabilities relating to certain discontinued, former and corporate operations of VAI, including certain environmental liabilities (see "Environmental Matters" below).

   The Company's liquidity is affected by many other factors, some based on the normal ongoing operations of the business and others related to the uncertainties of the industry and global economies. Although the Company's cash requirements will fluctuate based on the timing and extent of these factors, management believes that cash generated from operations, together with the Company's borrowing capability, will be sufficient to satisfy commitments for capital expenditures and other cash requirements for the current fiscal year and fiscal year 2000.

Environmental Matters

   The Company's operations are subject to various foreign, federal, state and/or local laws regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. This includes discharges into soil, water and air, and the generation, handling, storage, transportation and disposal of waste and hazardous substances. In addition, several countries are reviewing proposed regulations that would require manufacturers to dispose of their products at the end of their useful life. These laws have the effect of increasing costs and potential liabilities associated with the conduct of such operations.

   In addition, under the Distribution Agreement, the Company agreed to indemnify VMS and VSEA for one-third of environmental investigation and remediation costs (after adjusting for any insurance proceeds and tax benefits recognized or realized for such costs), as further described below.

   VAI has been named by the U.S. Environmental Protection Agency or third parties as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, at eight sites where VAI is alleged to have shipped manufacturing waste for recycling or disposal. VAI is also involved in various stages of environmental investigation and/or remediation under the direction of, or in consultation with, foreign, federal, state and/or local agencies at certain current or former VAI facilities.

   For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken. As of April 2,1999, it was nonetheless estimated that the future exposure for environmental-related investigation and remediation costs for these sites and facilities ranged in the aggregate from $21.0 million to $48.3 million. The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 30 years as of April 2, 1999. No amount in the foregoing range of estimated future costs is believed to be more probable of being incurred than any other amount in such range and therefore VAI accrued $21.0 million in estimated environmental costs as of April 2, 1999. The amount accrued was not discounted to present value.

   As to other sites and facilities, sufficient knowledge has been gained to be able to better estimate the scope and costs of future environmental activities. As of April 2, 1999, it was estimated that the future exposure for environmental related investigation and remediation costs for these sites and facilities ranged in the aggregate from $39.2 million to $73.0 million. The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 30 years as of April 2, 1999. As to each of these sites and facilities, it was determined that a particular amount within the range of estimated costs was a better estimate of the future environmental liability than any other amount within the range, and that the amount and timing of these futures costs were reliably determinable. Together, these amounts totaled $50.6 million at April 2, 1999. Accordingly, VAI accrued $21.9 million as of April 2, 1999, which represents the best estimate of the future costs discounted at 4%, net of inflation. This accrual is in addition to the $21.0 million described in the preceding paragraph.

   Since the Company is obligated to reimburse VMS for one-third of the foregoing environmental-related costs and expenses (after adjusting for any insurance proceeds and tax benefits recognized or realized by VMS for such costs or expenses) that are paid after April 2, 1999, IB recorded $7.7 million as its portion of these estimated future costs for environmental liabilities of VAI as of April 2, 1999. The foregoing amounts are only estimates of anticipated future environmental-related costs, and the amounts actually spent may be greater or less than such estimates. The aggregate range of cost estimates reflects various uncertainties inherent in many environmental investigation and remediation activities and the large number of sites and facilities involved. Management believes that most of these cost ranges will narrow as investigation and remediation activities progress.

   Management believes that its reserves for the foregoing and certain other environmental-related matters are adequate, but as the scope of its obligation becomes more clearly defined, these reserves may be modified and related charges against earnings may be made. Although any ultimate liability arising from environmental-related matters described herein could result in significant expenditures that, if aggregated and assumed to occur within a single fiscal year, would be material to the Company's financial statements, the likelihood of such occurrence is considered remote. Based on information currently available and its best assessment of the ultimate amount and timing of environmental-related events, management believes that the costs of these environmental-related matters are not reasonably likely to have a material adverse effect on the Company's financial statements.

Year 2000

   General. The "Year 2000" problem refers to computer programs and other equipment with embedded microprocessors ("non-IT systems") which use only the last two digits to refer to a year, and which therefore might not properly recognize a year that begins with "20" instead of the familiar "19." As a result, those computer programs and non-IT systems might be unable to operate or process accurately certain date-sensitive data before or after January 1, 2000. Because the Company relies heavily on computer programs and non-IT systems, and relies on third parties which themselves rely on computer programs and non-IT systems, the Year 2000 problem, if not addressed, could adversely effect the Company's business, results of operations and financial condition.

   State of Readiness. VAI and IB previously initiated a comprehensive assessment of potential Year 2000 problems with respect to (1) IB's internal systems, (2) IB's products, and (3) significant third parties with which the IB does business. The Company is continuing that assessment for its businesses, although under the terms of the Transition Services Agreement among VMS, VSEA and the Company, VMS is taking certain actions and otherwise assisting the Company with respect to certain Year 2000 implications with internal systems.

   IB has substantially completed its assessment of potential Year 2000 problems in internal systems, which systems have been categorized as follows, in order of importance: (a) enterprise information systems; (b) enterprise networking and telecommunications; (c) factory-specific information systems;
(d) non-IT systems; (e) computers and packaged software; and (f) facilities systems. With respect to enterprise information systems, VAI initiated in 1994 replacement of its existing systems with a single company-wide system supplied by SAP America, Inc., which system is designed and tested by SAP for Year 2000 capability. Installation of the SAP enterprise information system has been staged to replace first those existing systems that are not Year 2000 capable. Installation of the SAP system is approximately 70% complete, with 90% completion expected by July 1999 and full completion expected by the end of 1999; upgrade of networking and telecommunications systems is complete; upgrade of factory-specific information systems is approximately 90% complete, with 95% completion expected by July 1999 and 100% completion expected by December 1999; and upgrade of non-IT systems, computers and packaged software, and facilities systems are approximately 95% complete, with 100% completion expected by July 1999.

   The Company has initiated an assessment of potential Year 2000 problems in its current and previously-sold products. With respect to current products, that assessment and corrective actions are complete, and the Company believes that all of its current products are Year 2000 capable; however, that conclusion is based in part on Year 2000 assurances or warranties from suppliers of computer programs and non-IT systems which are integrated into or sold with the Company's current products. With respect to previously-sold products, the Company does not intend to assess Year 2000 preparedness of every product it has ever sold, but rather is focusing its assessments on products that will be under written warranties or are still relatively early in their useful life, are more likely to be dependent on non-IT systems that are not Year 2000 capable, and/or cannot be easily upgraded with readily available externally-utilized computers and packaged software. These assessments are expected to be substantially completed by July 1999. Where the Company identifies previously-sold products that are not Year 2000 capable, the Company intends in some cases to develop and offer to sell upgrades or retrofits, identify corrective measures which the customer could itself undertake or identify for the customer other suppliers of upgrades or retrofits. There may be instances where the Company will be required to repair and/or upgrade such products at its own expense. Schedules for completing those corrective actions vary considerably among the Company's businesses and products, but are generally expected to be substantially completed by July 1999.

   The Company is still assessing potential Year 2000 problems of third parties with which the Company has material relationships, which will be primarily suppliers of products or services. These assessments will identify and prioritize critical suppliers, review those suppliers' written assurances on their own assessments and correction of Year 2000 problems and develop appropriate contingency plans for those suppliers which might not be adequately prepared for Year 2000 problems. These assessments are expected to be substantially completed by August 1999.

   Costs. The Company estimates that IB had incurred approximately $1,021,000 as of April 2, 1999 to assess and correct Year 2000 problems. Although difficult to assess, based on its assessment to date, the Company estimates that it will incur approximately $350,000 in additional costs to assess and correct Year 2000 problems, which costs are expected to be incurred throughout fiscal year 1999 and the first half of fiscal year 2000. All of these costs have been and will continue to be expensed as incurred.

   This estimate of future costs has not been reduced by expected recoveries from certain third parties, which are subject to indemnity, reimbursement or warranty obligations for Year 2000 problems. In addition, the Company expects that certain costs will be offset by revenues generated by the sale of upgrades and retrofits and other customer support services relating to Year 2000 problems. However, there can be no assurance that the Company's actual costs to assess and correct Year 2000 problems will not be higher than the foregoing estimate.

   Risks. Failure by the Company or its key suppliers to accurately assess and correct Year 2000 problems would likely result in interruption of certain of the Company's normal business operations, which could have a material adverse effect on the Company's business, results of operations and financial condition. If the Company does not adequately identify and correct Year 2000 problems in its information systems, it could experience an interruption in its operations, including manufacturing, order processing, receivables collection, cash management and accounting, such that there would be delays in product shipments, lost data and a consequential impact on revenues, expenditures, cashflow and financial reporting. If the Company does not adequately Risks. Failure by the Company or its key suppliers to accurately assess and correct Year 2000 problems would likely result in interruption of certain of the Company's normal business operations, which could have a material adverse effect on the Company's business, results of operations and financial condition. If the Company does not adequately identify and correct Year 2000 problems in its information systems, it could experience an interruption in its operations, including manufacturing, order processing, receivables collection, cash management and accounting, such that there would be delays in product shipments, lost data and a consequential impact on revenues, expenditures, cashflow and financial reporting. If the Company does not adequately identify and correct Year 2000 problems in its non-IT systems, it could experience an interruption in its manufacturing and related operations, such that there would be delays in product shipments and a consequential impact on revenues. If the Company does not adequately identify and correct Year 2000 problems in previously-sold products, it could experience warranty or product liability claims by users of products which do not function correctly. If the Company does not adequately identify and correct Year 2000 problems of the significant third parties with which it does business, it could experience an interruption in the supply of key components or services from those parties, such that there would be delays in product shipments or services and a consequential impact on revenues. The most difficult risks to assess and prepare for relate to basic infrastructure services (such as electricity, water, gas, telecommunications, transportation, distribution and banking) provided by third parties.

   Management believes that the assessments and corrective actions described above have been or will be accomplished within the cost and time estimates stated. Although it is not expected that the Company will be 100% Year 2000 compliant by the end of 1999, management does not currently believe that any Year 2000 non-compliance in the Company's information systems would have a material adverse effect on the Company's business, results of operations or financial condition. However, given the inherent complexity and implications of the Year 2000 problem, there can be no assurance that actual costs will not be higher than currently anticipated or that corrective actions will not take longer than currently anticipated to complete. Risk factors which might result in higher costs or delays include the ability to identify and correct in a timely fashion Year 2000 problems; regulatory or legal obligations to correct Year 2000 problems in previously-sold products; ability to retain and hire qualified personnel to perform assessments and corrective actions; the willingness and ability of critical suppliers to assess and correct their own Year 2000 problems, including the products they supply to the Company; and the additional complexity which will likely be caused by undertaking during fiscal year 1999 and fiscal year 2000 the separation (as a result of the Distribution) of enterprise information systems which the Company currently shares with VMS and VSEA.

   Because of uncertainties as to the extent of Year 2000 problems with the Company's previously-sold products and the extent of any legal obligation for the Company to correct Year 2000 problems in those products, the Company cannot yet assess risks to the Company with respect to those products. Because its assessments are not yet complete, the Company also cannot yet conclude that the failure of critical suppliers to assess and correct Year 2000 problems is not reasonably likely to have a material adverse effect on the Company's results of operations, and indeed the failure of certain suppliers to provide essential infrastructure services will likely have a material adverse effect on the Company's business, results of operations and financial condition.

   Contingency Plans. With respect to the Company's enterprise information systems, the Company has a contingency plan if the SAP system is not fully installed before December 31, 1999. That plan primarily involves installation where necessary of a Year 2000 capable upgrade of existing information systems pending complete installation of the SAP system. That upgrade is currently in acceptance testing, and, if functional, will be held for contingency purposes.

   With respect to products and significant third parties, the Company intends, as part of its on-going assessment of potential Year 2000 problems, to develop contingency plans for the more critical problems that might not be corrected December 31, 1999. It is currently anticipated that the focus of these contingency plans will be the possible interruption of supply of key components or services from third parties.

Recent Accounting Pronouncements

   In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement changes standards for the way that public business enterprises identify and report operating segments in annual and interim financial statements. This statement requires selected information about an enterprise's operating segments and related disclosure about products and services, geographic areas and major customers. The Company expects to report multiple segments when it adopts SFAS No. 131 at fiscal year-end 1999.

   In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. This statement is effective for fiscal years beginning after June 15, 1999. The Company will adopt SFAS No. 133 in the first quarter of fiscal year 2000 and is in the process of determining the impact that adoption will have on its combined financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Foreign Currency Exchange Risk

   With global operations and activities, the Company faces exposure to adverse movements in foreign currency exchange rates. This exposure may change over time as the Company's business practices evolve and could have a material adverse impact on the Company's financial results. Historically, IB's primary exposures have related to non-U.S. dollar denominated sales and purchases throughout Europe and Asia. The Euro was adopted as a common currency for members of the European Monetary Union on January 1, 1999. The Company is evaluating, among other issues, the impact of the Euro conversion on its foreign currency exposure. Based on its evaluation to date, the Company does not expect the Euro conversion to create any change in its currency exposure due to the Company's existing hedging practices.

   IB historically hedged its currency exposures associated with certain assets and liabilities denominated in non-functional currencies and with anticipated foreign currency cash flows. IB did not enter into forward exchange contracts for trading purposes. IB's forward exchange contracts generally ranged from one to three months in original maturity, and no forward exchange contract had an original maturity greater than one year. There were no significant forward exchange contracts outstanding as of April 2, 1999.

Interest Rate Risk

   The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio, notes payable and long-term debt obligations. The Company does not use derivative financial instruments in its investment portfolio, and the Company's investment portfolio only includes highly liquid instruments with an original maturity to the Company of three months or less. The Company primarily enters into debt obligations to support general corporate purposes, including working capital requirements, capital expenditures and acquisitions.

   The Company is subject to fluctuating interest rates that may impact, adversely or otherwise, its results of operations or cash flows for its variable rate notes payable and cash and cash equivalents. Fluctuations in interest rates may also impact, adversely or otherwise, the estimated fair value of the Company's fixed rate long-term obligations. The Company has no cash flow exposure due to rate changes for long-term debt obligations.

   The table below presents principal amounts and related weighted-average interest rates by year of maturity for the Company's cash and cash equivalents and debt obligations.

                          Six months                  Fiscal year
                         ended Oct. 1, ----------------------------------------------
                             1999      2000  2001  2002  2003  2004  Thereafter Total
                         ------------- ----  ----  ----  ----  ----  ---------- -----
                                          (Dollars in millions)
Assets
  Cash and cash
   equivalents(1).......     $12.1      --    --    --    --    --       --     $12.1
Liabilities
  Notes payable.........     $ 5.4      --    --    --    --    --       --     $ 5.4
    Average interest
     rate...............       3.0%     --    --    --    --    --       --       3.0%
  Long-term debt
   (including current
   portion).............     $ 3.0     $6.0  $6.0  $6.0  $2.5  $2.5    $32.5    $58.5
    Average interest
     rate...............       7.3%     7.3%  7.3%  7.3%  7.2%  7.2%     6.8%     7.0%

--------
(1) Cash and cash equivalents primarily consist of non-interest bearing operating accounts located throughout the foreign subsidiaries.

   The estimated fair value of the Company's cash and cash equivalents approximates the principal amounts reflected above based on the short maturities of these financial instruments. The estimated fair value of the Company's debt obligations approximates the principal amounts reflected above based on rates currently available to the Company for debt with similar terms and remaining maturities.

   Although payments under certain of the Company's operating leases for its facilities are tied to market indices, the Company is not exposed to material interest rate risk associated with its operating leases.

                                   PART II.
                               OTHER INFORMATION

ITEM 5. OTHER INFORMATION

   Pursuant to the Company's By-Laws, and in accordance with Securities and Exchange Commission ("SEC") Rule 14a-5(e), (1) stockholder proposals submitted pursuant to the requirements of SEC Rule 14a-8 must be received by the Company's Secretary not later than September 17, 1999 at the Company's address set forth on the cover page of this Form 10-Q and must otherwise meet the requirements of SEC Rule 14a-8, and (2) stockholder proposal submitted outside the processes of SEC Rule 14a-8 must be received by the Company's Secretary not later than November 16, 1999 and not earlier than October 17, 1999 at the Company's address set forth on the cover page of this Form 10-Q and must otherwise meet the requirements set forth in the Company's By-Laws. In addition, in accordance with SEC Rule 14a-4(c)(1), stockholder proxies obtained by the Board of Directors of the Company in connection with the Company's 2000 Annual Meeting of Stockholders will confer on the proxy holders discretionary authority to vote on any matters presented at the meeting, unless notice of the matter is provided to the Company's Secretary not later than December 1, 1999 and the Company's address set forth on the cover page of this Form 10-Q.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits required to be filed by Item 601 of Regulation S-K:

   Exhibit No.                            Description
   -----------                            -----------
      2.1      Amended and Restated Distribution Agreement among Varian
               Associates, Inc., Varian Semiconductor Equipment Associates,
               Inc. and Varian, Inc. dated as of January 14, 1999.*

      3.1      Restated Certificate of Incorporation of Varian, Inc.

      3.2      Certificate of Designation and Terms of Participating Preferred
               Stock of Varian, Inc.

      3.3      By-Laws of Varian, Inc.

      10.1 Employee Benefits Allocation Agreement dated as of April 2, 1999 among Varian Associates, Inc., Varian Semiconductor Equipment
               Associates, Inc. and Varian, Inc.*

      10.2     Intellectual Property Agreement dated as of April 2, 1999 among
               Varian Associates, Inc., Varian Semiconductor Equipment
               Associates, Inc. and Varian, Inc.*

      10.3     Tax Sharing Agreement dated as of April 2, 1999 among Varian
               Associates, Inc., Varian Semiconductor Equipment Associates,
               Inc. and Varian, Inc.

      10.4     Transition Services Agreement dated as of April 2, 1999 among
               Varian Associates, Inc., Varian Semiconductor Equipment
               Associates, Inc. and Varian, Inc.*

      10.5     Supplemental Retirement Plan of Varian, Inc.

      10.6     Varian, Inc. Amended and Restated Note Purchase and Private
               Shelf Agreement and Assumption Dated as of April 2, 1999.*

      27.1     Financial Data Schedule.

--------
 * Certain exhibits and schedules omitted.

   (b) Reports on Form 8-K filed during the quarter ended April 2, 1999:

     None.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          VARIAN, INC.
                                           (Registrant)

                                                 /s/ G. Edward McClammy
                                          By __________________________________
                                                    G. Edward McClammy
                                            Vice President and Chief Financial
                                                          Officer
                                               (Duly Authorized Officer and
                                               Principal Financial Officer)
Date: May 17, 1999

                               INDEX TO EXHIBITS

 Exhibit No.                            Description
 -----------                            -----------
   2.1       Amended and Restated Distribution Agreement among Varian
             Associates, Inc., Varian Semiconductor Equipment Associates, Inc.
             and Varian, Inc. dated as of January 14, 1999.*

   3.1       Restated Certificate of Incorporation of Varian, Inc.

   3.2       Certificate of Designation and Terms of Participating Preferred
             Stock of Varian, Inc.

   3.3       By-Laws of Varian, Inc.

  10.1 Employee Benefits Allocation Agreement dated as of April 2, 1999 among Varian Associates, Inc., Varian Semiconductor Equipment
             Associates, Inc. and Varian, Inc.*

  10.2       Intellectual Property Agreement dated as of April 2, 1999 among
             Varian Associates, Inc., Varian Semiconductor Equipment
             Associates, Inc. and Varian, Inc.*

  10.3       Tax Sharing Agreement dated as of April 2, 1999 among Varian
             Associates, Inc., Varian Semiconductor Equipment Associates, Inc.
             and Varian, Inc.

  10.4       Transition Services Agreement dated as of April 2, 1999 among
             Varian Associates, Inc., Varian Semiconductor Equipment
             Associates, Inc. and Varian, Inc.*

  10.5       Supplemental Retirement Plan of Varian, Inc.

  10.6       Varian, Inc. Amended and Restated Note Purchase and Private Shelf
             Agreement and Assumption Dated as of April 2, 1999.*

  27.1       Financial Data Schedule.

--------
* Certain exhibits and schedules omitted.