Form 10-Q
period 1999-07-02
VARIAN INC
filed 1999-08-13
CIK 1079028

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                         -----------------------------

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the quarterly period ended July 2, 1999

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

       For the transition period from ________________ to ______________

                       Commission File Number 000-25393
                         -----------------------------

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




   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

   The number of shares of the Registrant's common stock outstanding as of July 30, 1999 was 30,452,768 shares of $0.01 par value common stock.

                               TABLE OF CONTENTS

Part I.      Financial Information..................................................................      3
Item 1.      Financial Statements...................................................................      3
             Consolidated Statements of Operations..................................................      3
             Consolidated Balance Sheets............................................................      4
             Consolidated Condensed Statements of Cash Flows........................................      5
             Notes to the Consolidated Financial Statements.........................................      6
Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations..     12
Item 3.      Quantitative and Qualitative Disclosure about Market Risk..............................     20
Part II.     Other Information......................................................................     22
Item 6.      Exhibits and Reports on Form 8-K.......................................................     22


              RISK FACTORS RELATING TO FORWARD-LOOKING STATEMENTS

   This Quarterly Report on Form 10-Q contains "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995, which provides a "safe harbor" for these types of statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results of Varian, Inc. (the "Company") to differ materially from management's current expectations. Those risks and uncertainties include, without limitation: new product development and commercialization; demand for and acceptance of the Company's products; competitive products and pricing; economic conditions in the Company's product and geographic markets, including Asian markets; foreign currency fluctuations; market investment in capital equipment, including semiconductor manufacturing equipment; the ability to realize anticipated cost-savings from the recently-initiated reorganization and restructuring; the ability to increase operating margins on higher sales; costs of investigating and remediating environmentally-contaminated sites; successful implementation by the Company and certain third parties of corrective action to address the impact of the Year 2000; the lack of recent operating history for the Company as a separate entity; the risks detailed in the Company's registration statement on Form 10/A filed with the Securities and Exchange Commission; and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. The Company assumes and undertakes no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

                                    PART I.
                             FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                     Varian, Inc. and Subsidiary Companies
                     Consolidated Statements of Operations
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                                            Quarter Ended                    Nine Months Ended
                                                   --------------------------------  ----------------------------------
                                                    July 2, 1999     July 3, 1998      July 2, 1999      July 3, 1998
                                                   ---------------  ---------------  ----------------  ----------------
  Sales                                                   $149,562         $129,931         $431,794           $411,844
  Cost of sales                                             91,211           76,022          273,589            247,683
                                                          --------         --------         --------           --------

  Gross profit                                              58,351           53,909          158,205            164,161
                                                          --------         --------         --------           --------
  Operating expenses
  Sales and marketing                                       28,950           24,984           93,226             80,324
  Research and development                                   7,667            6,422           24,107             21,427
  General and administrative                                10,503           13,826           28,965             33,456
  Restructuring charges                                         --               --           10,974                 --
                                                          --------         --------         --------           --------

  Total operating expenses                                  47,120           45,232          157,272            135,207
                                                          --------         --------         --------           --------

  Operating earnings                                        11,231            8,677              933             28,954
  Interest expense, net                                      1,257               --            1,257                 --
                                                          --------         --------         --------           --------

  Earnings (loss) before income taxes                        9,974            8,677             (324)            28,954
  Income tax expense (benefit)                               4,438            3,463             (144)            11,579
                                                          --------         --------         --------           --------

  Net earnings (loss)                                     $  5,536         $  5,214         $   (180)          $ 17,375
                                                          ========         ========         ========           ========
  Net earnings (loss) per share:
     Basic                                                   $0.18            $0.17           $(0.01)             $0.58
     Diluted                                                 $0.18            $0.17           $(0.01)             $0.57

  Weighted-average common shares:
     Basic                                                  30,426           30,423           30,424             30,212
     Diluted                                                30,704           30,587           30,424             30,587



See accompanying Notes to the Consolidated Financial Statements.

                     Varian, Inc. and Subsidiary Companies
                          Consolidated Balance Sheets
              (In thousands, except share and par value amounts)

                                                                                          July 2,        October 2,
                                                                                           1999             1998
                                                                                      ---------------  --------------
                                                                                        (Unaudited)
ASSETS

Current assets
Cash and cash equivalents                                                                  $  23,359       $      --
Accounts receivable                                                                          143,137         143,836
Inventories                                                                                   64,883          71,575
Other current assets                                                                          40,381          26,260
                                                                                           ---------       ---------

Total current assets                                                                         271,760         241,671
Property, plant and equipment                                                                193,446         219,385
Accumulated depreciation                                                                    (109,112)       (124,666)
                                                                                           ---------       ---------

Net property, plant and equipment                                                             84,334          94,719
Other assets                                                                                  68,851          67,709
                                                                                           ---------       ---------

Total assets                                                                               $ 424,945       $ 404,099
                                                                                           =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Notes payable                                                                              $  24,050       $      --
Accounts payable--trade                                                                       33,253          34,320
Accrued expenses                                                                             100,738         102,470
Product warranty                                                                               7,914           7,608
Advance payments from customers                                                                9,242           5,180
                                                                                           ---------       ---------

Total current liabilities                                                                    175,197         149,578
Long-term accrued expenses                                                                     7,922           6,862
Deferred taxes                                                                                 4,443           4,192
Notes payable                                                                                 49,517              --
                                                                                           ---------       ---------

Total liabilities                                                                            237,079         160,632
                                                                                           ---------       ---------
Contingencies (Note 7)

Stockholders' equity
Preferred stock--par value $.01, authorized -- 1,000,000 shares; issued--none                     --              --
Common stock -- par value $.01, authorized -- 99,000,000 shares; issued and
 Outstanding--30,435,793 shares at July 2, 1999 and none historical                              304              --
Capital in excess of par value                                                               182,026              --
Retained earnings                                                                              5,536              --
Divisional equity                                                                                 --         243,467
                                                                                           ---------       ---------

Total stockholders' equity                                                                   187,866         243,467
                                                                                           ---------       ---------

Total liabilities and stockholders' equity                                                 $ 424,945       $ 404,099
                                                                                           =========       =========

See accompanying Notes to the Consolidated Financial Statements.

                     Varian, Inc. and Subsidiary Companies
                Consolidated Condensed Statements of Cash Flows
                                (In thousands)
                                  (Unaudited)

                                                                                          Nine Months Ended
                                                                                 -----------------------------------
                                                                                   July 2, 1999      July 3, 1998
                                                                                 ----------------  -----------------
  Net cash provided by operating activities                                             $ 23,011        $ 24,876
                                                                                        --------        --------

  Investing activities
  Purchase of property, plant and equipment                                              (13,210)        (14,392)
                                                                                        --------        --------

  Net cash used in investing activities                                                  (13,210)        (14,392)
                                                                                        --------        --------

  Financing activities
  Net issuance/payment of debt                                                             9,622              --
  Net transfers from (to) Varian Associates, Inc./Varian Medical Systems, Inc.             4,359         (10,139)
                                                                                        --------        --------

  Net cash provided by (used in) financing activities                                     13,981         (10,139)
                                                                                        --------        --------

  Effects of exchange rate changes on cash                                                  (423)           (345)
                                                                                        --------        --------

  Net increase in cash and cash equivalents                                               23,359              --
  Cash and cash equivalents at beginning of period                                            --              --
                                                                                        --------        --------

  Cash and cash equivalents at end of period                                            $ 23,359        $     --
                                                                                        ========        ========

  Non-cash investing and financing activities:
  Debt assumed/transferred from Varian Associates, Inc.                                 $ 77,100
                                                                                        ========
  Transfer of property, plant and equipment                                             $  9,900
                                                                                        ========
  Interest paid                                                                         $    814
                                                                                        ========




See accompanying Notes to the Consolidated Financial Statements.

                     VARIAN, INC. AND SUBSIDIARY COMPANIES

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

Note 1.   Interim Consolidated Financial Statements

   These interim consolidated financial statements of Varian, Inc. and its subsidiary companies (collectively, the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The year ended October 2, 1998 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These interim consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the registration statement on the Company's Form 10/A and the Company's Form 10-Q for the period ended April 2, 1999, each filed with the Securities and Exchange Commission. In the opinion of the Company's management, the interim consolidated financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. The results of operations for the third quarter and nine months ended July 2, 1999 are not necessarily indicative of the results to be expected for a full year or for any other periods.


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

   The interim consolidated financial statements generally reflect IB's results of operations, financial position and cash flows through April 2, 1999, the date of the Distribution, and the Company's results of operations, financial position and cash flows from April 3, 1999 to July 2, 1999. Accordingly, the interim financial results for periods prior to April 3, 1999 included in these consolidated financial statements have been carved out from the interim financial statements of VAI using the historical results of operations and historical bases of the assets and liabilities of IB. The statements include the accounts of IB after elimination of inter-business balances and transactions. The interim consolidated financial statements include, among other things, allocations of certain VAI corporate assets (including pension assets), liabilities (including profit sharing and pension benefits), and expenses (including legal, accounting, employee benefits, insurance services, information technology services, treasury and other corporate overhead) to IB. These amounts have been allocated to IB on the basis that is considered by management to reflect most fairly or reasonably the utilization of the services provided to or the benefit obtained by IB. Typical measures and activity indicators used for allocation purposes include headcount, sales revenue and payroll expense. The Company's management believes that the methods used to allocate these amounts are reasonable. However, these allocations are not necessarily indicative of the amounts that would have been or that will be recorded by the Company on a stand-alone basis.

   The Company's fiscal year is the 52- or 53-week period ending on the Friday nearest September 30. Fiscal year 1999 will comprise the 52-week period ending October 1, 1999, and fiscal year 1998 comprises the 53-week period ended October 2, 1998. The fiscal quarters ended July 2, 1999, and July 3, 1998 each comprise 13 weeks. For purposes of interim reporting, the nine-month period ended July 2, 1999 comprises 39 weeks, and the nine-month period ended July 3, 1998 comprises 40 weeks.

Note 3.    Balance Sheet Detail
 Inventories

                                                                                            July 2,    October 2,
                                                                                             1999         1998
                                                                                          -----------  -----------
                                                                                            (Dollars in millions)
  Raw materials and parts.......................................................                $35.2        $32.1
  Work in process...............................................................                  5.6          6.7
  Finished goods................................................................                 24.1         32.8
                                                                                                -----        -----
     Total inventories..........................................................                $64.9        $71.6
                                                                                                =====        =====

   Inventories are valued at the lower of cost or market (net realizable value) using the last-in, first-out (LIFO) cost for the U.S. inventories. All other inventories are valued principally at average cost. If the first-in, first-out
(FIFO) method had been used for those operations valuing inventories on a LIFO basis, inventories would have been higher than reported by $14.8 million at July 2, 1999 and $13.7 million at October 2, 1998.


 Other Assets

                                                                                            July 2,    October 2,
                                                                                             1999         1998
                                                                                          -----------  -----------
                                                                                            (Dollars in millions)
  Net goodwill..................................................................                $60.0        $59.6
  Other.........................................................................                  8.9          8.1
                                                                                                -----        -----
     Total other assets.........................................................                $68.9        $67.7
                                                                                                =====        =====


 Accrued Expenses

                                                                                            July 2,    October 2,
                                                                                             1999         1998
                                                                                          -----------  -----------
                                                                                            (Dollars in millions)
  Payroll and employee benefits.................................................               $ 36.9       $ 33.1
  Foreign income taxes payable..................................................                  2.1         19.2
  Deferred income...............................................................                 15.9         14.7
  Group and risk insurance......................................................                  7.2          7.7
  Restructuring.................................................................                  5.1           --
  Other.........................................................................                 33.5         27.8
                                                                                               ------       ------
                                                                                               $100.7       $102.5
                                                                                               ======       ======

Note 4.   Forward Exchange Contracts

   The Company enters into forward exchange contracts to mitigate balance sheet exposures to fluctuations in foreign currency exchange rates. When these foreign exchange contracts hedge operational exposure, the effects of movements in currency exchange rates on these instruments are recognized in income when the related revenue and expenses are recognized. When foreign exchange contracts hedge balance sheet exposure, such effects are recognized in income when the exchange rate changes. Because the impact of movements in currency exchange rates on foreign exchange contracts generally offsets the related impact on the underlying items being hedged, these instruments do not subject the Company to risk that would otherwise result from changes in currency exchange rates. Gains and losses on hedges of existing assets or liabilities are included in the carrying amounts of those assets or liabilities and are ultimately recognized in income upon disposition of the underlying assets or liabilities. Gains and losses related to qualifying hedges of firm commitments also are deferred and are recognized in income upon disposition of the underlying assets or liabilities. Any deferred gains or losses are included in accrued expenses in the balance sheet. If a hedging instrument is sold or terminated prior to maturity, gains and losses continue to be deferred until the hedged item is recognized in income. If a hedging instrument ceases to qualify as a hedge, any subsequent gains and losses are recognized currently in income. Forward exchange contracts outstanding as of July 2, 1999 were opened on July 2, 1999, and accordingly there were no unrealized gains or losses associated with such contracts. Forward exchange contracts that were outstanding as of July 2, 1999 are summarized as follows:

                                                          Notional
                                              Notional     Value
                                             Value Sold   Purchased
                                            -----------  -----------
                                              (Dollars in millions)
  Japanese Yen                                    $10.3         $ --
  British Pound                                     6.5           --
  Canadian Dollar                                   3.7           --
  Euro                                               --          6.9
  Australian Dollar                                  --          3.7
  Swedish Krona                                      --          2.9
                                                  -----        -----
                                                  $20.5        $13.5
                                                  =====        =====


Note 5.   Net Earnings (Loss) Per Share

   Basic earnings (loss) per share are calculated based on net earnings (loss) and the weighted-average number of shares outstanding during the reported period. Diluted earnings (loss) per share include dilution from potential common stock shares issuable pursuant to the exercise of outstanding stock options determined using the treasury stock method.

   For periods prior to April 3, 1999, pro forma earnings (loss) per share were calculated assuming the weighted-average number of shares outstanding during the period equaled the number of shares of common stock outstanding as of the Distribution on April 2, 1999. Also, for computing pro forma diluted earnings
(loss) per share, the additional shares issuable upon exercise of stock options were determined using the treasury stock method based on the number of replacement stock options issued as of the Distribution on April 2, 1999.

   For the quarter ended July 2, 1999, options to purchase 3,055,748 potential common stock shares with exercise prices greater than the weighted-average market value of such common stock for the period were excluded from the calculation of diluted earnings per share for the quarter. For the nine-month period ended July 2, 1999, all options to purchase common stock were excluded from the computation of diluted loss per share because their effect was anti-dilutive. For the quarter and nine-month periods ended July 3, 1998, options to purchase 3,030,355 potential common stock shares with exercise prices greater than the market value on April 2, 1999 of such common stock were excluded from the calculation of diluted earnings per share.

Note 6.   Debt and Credit Facilities

   The Distribution Agreement provided for the division among the Company, VSEA and VMS of VAI's cash and debt as of April 2, 1999. Under the Distribution Agreement, the Company was to assume 50% of VAI's term loans and receive an amount of cash from VAI such that it would have net debt (defined in the Distribution Agreement as the amount outstanding under the term loans and notes payable, less cash and cash equivalents) equal to approximately 50% of the net debt of the Company and VMS, subject to such adjustment as was necessary to provide VMS with a net worth (as defined in the Distribution Agreement) of between 40% and 50% of the aggregate net worth of the Company and VMS, and subject to further adjustment to reflect the Company's approximately 50% share of the estimated proceeds, if any, to be received by VMS after the Distribution from the sale of VAI's long-term leasehold interest at certain of its Palo Alto facilities, together with certain related buildings and other corporate assets, and the Company's obligation for approximately 50% of any estimated transaction expenses to be paid by VMS after the Distribution (in each case reduced for estimated taxes payable or tax benefits received from all sales and transaction expenses). Since the amounts transferred immediately prior to the Distribution were based on estimates, these and other adjustments may be required within 180 days following the Distribution. As a result of these adjustments the Company may be required to make cash payments to VMS and/or may be entitled to receive cash payments from VMS. While the final amounts of any such adjustments have not been determined, an estimated adjustment of $7.5 million has been included in the financial statements at July 2, 1999 as a receivable from VMS and an increase to equity. The amount of any other required adjustment cannot be estimated.

   As of July 2, 1999, the Company had $60.7 million in uncommitted credit facilities for working capital purposes, of which $15.9 million was outstanding. As of July 2, 1999, interest rates on these borrowings ranged from 3.6% to 5.6%, and the weighted average interest rate was 5.1%. All of these credit facilities contain certain conditions and events of default customary for such facilities.

   As of July 2, 1999, the Company had $55.5 million in term loans. As of July 2, 1999, interest rates on these term loans ranged from 6.7% to 7.5%, and the weighted average interest rate on the term loans was 7.0%. The term loans contain certain covenants that limit future borrowings and the payment of cash dividends and require the maintenance of certain levels of working capital and operating results. As of July 2, 1999, the Company also had other long-term notes payable of $2.2 million with an interest rate of 1.5%.

   Future principal payments on debt outstanding on July 2, 1999 will be $16.0 million for the fiscal quarter ending October 1, 1999, and $6.4 million, $6.4 million, $6.5 million, $3.0 million, $2.8 million and $32.5 million during the fiscal years ended 2000, 2001, 2002, 2003, 2004 and thereafter, respectively.


Note 7.   Contingencies

 Environmental Matters

   In the Distribution Agreement, the Company agreed to indemnify VMS and VSEA for one-third of certain environmental investigation and remediation costs (after adjusting for any insurance proceeds and tax benefits recognized or realized for such costs), as further described below.

   VMS has been named by the U.S. Environmental Protection Agency or third parties as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, at eight sites where VAI is alleged to have shipped manufacturing waste for recycling or disposal. VMS is also involved in various stages of environmental investigation and/or remediation under the direction of, or in consultation with, foreign, federal, state and/or local agencies at certain current VMS or former VAI facilities.

   For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken. As of July 2, 1999, it was nonetheless estimated that the future exposure for environmental-related investigation and remediation costs for these sites and facilities ranged in the aggregate from $20.6 million to $48.0 million. The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 30 years as of July 2, 1999. No amount in the foregoing range of estimated future costs is believed to be more probable of being incurred than any other amount in such range and the Company has been advised that VMS accordingly accrued $20.6 million in estimated environmental costs as of July 2, 1999. The amount accrued was not discounted to present value.

   As to other sites and facilities, sufficient knowledge has been gained to be able to better estimate the scope and costs of future environmental activities. As of July 2, 1999, it was estimated that the future exposure for environmental related investigation and remediation costs for these sites and facilities ranged in the aggregate from $39.1 million to $72.9 million. The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 30 years as of July 2, 1999. As to each of these sites and facilities, it was determined that a particular amount within the range of estimated costs was a better estimate of the future environmental liability than any other amount within the range, and that the amount and timing of these futures costs were reliably determinable. Together, these amounts totaled $50.4 million at July 2, 1999. The Company has been advised that VMS accordingly accrued $21.6 million as of July 2, 1999, which represents the best estimate of the future costs discounted at 4%, net of inflation. This accrual is in addition to the $20.6 million described in the preceding paragraph.

   Since the Company is obligated to reimburse VMS for one-third of the foregoing environmental-related costs and expenses (after adjusting for any insurance proceeds and tax benefits recognized or realized by VMS for such costs or expenses) that are paid after April 2, 1999, the Company recorded $7.7 million as its portion of these estimated future costs and expenses as of July 2, 1999. The foregoing amounts are only estimates of anticipated future environmental-related costs, and the amounts actually spent may be greater or less than such estimates. The aggregate range of cost estimates reflects various uncertainties inherent in many environmental investigation and remediation activities and the large number of sites and facilities involved. The Company believes that most of these cost ranges will narrow as investigation and remediation activities progress.

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

   Each stockholder also received one Right for each share of common stock distributed, entitling the stockholder to purchase one one-thousandth of a share of Participating Preferred Stock, par value $0.01 per share, for $75.00, subject to adjustment. The Participating Preferred Stock is designed so that each one one-thousandth of a share has economic and voting terms similar to those of one share of common stock.

   In connection with the Distribution, certain holders of options to purchase shares of VAI common stock received replacement options from the Company to purchase shares of the Company's common stock. The Company granted such replacement options to purchase 4,299,639 shares of the Company's common stock with an average exercise price of $11.16 per share. Such stock options vest over the same vesting periods as the original VAI stock options, typically three years. On April 16, 1999 the Company issued additional non-qualified stock options to purchase 1,483,850 shares of the Company's common stock at an exercise price of $9.50 per share. At July 2, 1999, options to purchase 3,560,833 shares with an average exercise price of $10.74 were immediately exercisable.

   The Company began accumulating retained earnings on April 3, 1999, the date immediately after the Distribution.


Note 9.   Restructuring Charges

   During the second quarter of fiscal year 1999, IB's management approved a program to consolidate field sales and service organizations in Europe, Australia and the United States so as to fall within the direct responsibility of management at IB's principal factories in those countries, in order to reduce costs, simplify management structure and benefit from the infrastructure existing in those factories. This restructuring entailed consolidating certain sales, service and support operations. The consolidation resulted in exiting of a product line, closing or downsizing of sales offices and termination of approximately 100 personnel. The following table sets forth certain details associated with this restructuring:

                                                         Accrual at           Cash        Accrual at
                                                           April 2,       Payments/Other     July 2,
                                                            1999           Reductions        1999
                                                     -----------------  ---------------  -----------
                                                                    (Dollars in thousands)
Lease payments and other facility expenses.....              $1,965           $  168       $1,797
Severance and other related employee benefits..               5,183            1,928        3,255
                                                             ------           ------       ------
  Total........................................              $7,148           $2,096       $5,052
                                                             ======           ======       ======


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

   In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. This statement is effective for fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 in the first quarter of fiscal year 2001 and is in the process of determining the impact that adoption will have on its consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Until April 2, 1999, the Company's business was operated as part of Varian Associates, Inc. ("VAI"). VAI contributed its Instruments business ("IB") to the Company, then on April 2, 1999 distributed to the holders of record of VAI common stock on March 24, 1999 one share of common stock of the Company for each share of VAI common stock outstanding on April 2, 1999 (the "Distribution"). At the same time, VAI contributed its Semiconductor Equipment business to Varian Semiconductor Equipment Associates, Inc. ("VSEA") and distributed to the holders of record of VAI common stock on March 24, 1999 one share of common stock of VSEA for each share of VAI common stock outstanding on April 2, 1999. VAI retained its Health Care Systems business and changed its name to Varian Medical Systems, Inc. ("VMS") effective as of April 3, 1999. IB includes VAI's business units that designed, manufactured, sold and serviced analytical and research instrumentation and vacuum technologies, and a business unit that provided contract electronics manufacturing.

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

   The interim consolidated financial statements generally reflect IB's results of operations, financial position and cash flows through April 2, 1999, the date of the Distribution, and the Company's results of operations, financial position and cash flows from April 3, 1999 to July 2, 1999. Accordingly, the interim financial results for periods prior to April 3, 1999 included in these consolidated financial statements have been carved out from the interim financial statements of VAI using the historical results of operations and historical bases of the assets and liabilities of IB. The statements include the accounts of IB after elimination of inter-business balances and transactions. The interim consolidated financial statements include, among other things, allocations of certain VAI corporate assets (including pension assets), liabilities (including profit-sharing and pension benefits) and expenses (including legal, accounting, employee benefits, insurance services, information technology services, treasury and other corporate overhead) to IB using the allocation methodology described in Note 2 of the Notes to the Consolidated Financial Statements. The Company's management believes that the methods used to allocate these amounts are reasonable. However, these allocations are not necessarily indicative of the amounts that would have been or will be recorded by the Company on a stand-alone basis.

   This discussion and analysis of financial condition and results of operations is based upon and should be read in conjunction with the interim consolidated financial statements of the Company and the notes thereto, as well as the Instruments Business of Varian Associates, Inc. Combined Financial Statements and the Notes thereto, and the information contained under the headings "Business," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Company's registration statement on Form 10/A filed with the Securities and Exchange Commission.

   The Company's fiscal year is the 52- or 53-week period ending on the Friday nearest September 30. Fiscal year 1999 comprises the 52-week period ending October 1, 1999, and fiscal year 1998 comprises the 53-week period ended October 2, 1998. The fiscal quarters ended July 2, 1999 and July 3, 1998 each comprise 13 weeks. For purposes of interim reporting, the nine-month period ended April 2, 1999 comprises 39 weeks, and the nine-month period ended July 3, 1998 comprises 40 weeks.

Results of Operations

 Third Quarter of Fiscal Year 1999 Compared to Third Quarter of Fiscal Year 1998

   Sales.   Sales were $149.6 million in the third quarter of fiscal year 1999, compared to $129.9 million in the third quarter of fiscal year 1998, a 15.1% increase. Analytical Instruments' sales increased 19.7% to $69 million. The acquisition of Chrompack International B.V. ("Chrompack") in the fourth quarter of fiscal year 1998 had a significant impact on this increase in Analytical Instruments' sales, but demand was also strong for its other consumable products and new analytical systems. NMR Systems' sales at $28.4 million were up 12.2% compared to the third quarter of fiscal year 1998. Vacuum Technologies' sales at $28.6 million rose 9.4% compared to the third quarter of fiscal year 1998. Electronics Manufacturing's sales of $23.6 million increased 15.4% compared to the third quarter of fiscal year 1998.

   Geographically, sales in North America of $89.0 million and in Europe of $41.8 million in the third quarter of fiscal year 1999 represented increases of 19.5% and 16.6%, respectively, from the third quarter of fiscal year 1998, while sales in Asia of $15.1 million in the third quarter of fiscal year 1999 represented a decrease of 2.5% from the third quarter of fiscal year 1998. Each business contributed to the increase in North America. The increase in Europe was due largely to the acquisition of Chrompack in the fourth quarter of fiscal year 1998, and the decrease in Asia resulted largely from weak economic conditions in that region.

   Orders during the third quarter of fiscal year 1999 were $164.2 million, compared to $133.9 million in the third quarter of fiscal year 1998. All businesses contributed to the increase, led by Electronics Manufacturing.

   Gross Profit.   Gross profit was $58.4 million (representing 39.0% of sales)
in the third quarter of fiscal year 1999, compared to $53.9 million (representing 41.5% of sales) in the third quarter of fiscal year 1998. All businesses contributed to the increase in gross profit. The higher gross margin percentage in the fiscal year 1998 period was primarily due to how VAI's financial results for that period were allocated to the Company.

   Sales and Marketing.   Sales and marketing expenses were $29.0 million
(representing 19.4% of sales) in the third quarter of fiscal year 1999, compared to $25.0 million (representing 19.2% of sales) in the third quarter of fiscal year 1998. The increase was largely due to marketing expenses of Chrompack, which was acquired in the fourth quarter of fiscal year 1998.

   Research and Development.   Research and development expenses were $7.7
million (representing 5.1% of sales) in the third quarter of fiscal year 1999, compared to research and development expenses of $6.4 million (representing 4.9% of sales) in the third quarter of fiscal year 1998. This increase was primarily due to the research and development expenses of Chrompack, which was acquired in the fourth quarter of fiscal year 1998, and to increased spending by NMR Systems.

   General and Administrative.     General and administrative expenses were
$10.5 million (representing 7.0% of sales) in the third quarter of fiscal 1999, compared to $13.8 million (representing 10.6% of sales) in the third quarter of
fiscal 1998.   The third quarter of fiscal year 1999 expenses include the additional costs of Chrompack, which was acquired in the fourth quarter of fiscal year 1998, and on-going transition costs related to the spin-off from VAI. These expenses were more than off-set by lower corporate expenses relative to the third quarter of fiscal year 1998, which included significant allocations of VAI corporate expenses.

   Net Interest Expense.    Net interest expense was $1.3 million (representing
0.8% of sales) for the third quarter of fiscal year 1999. Prior to the Distribution on April 2, 1999, the Company had no debt. See "Liquidity and Capital Resources" below.

   Taxes on Earnings.   The effective income tax rate was 44.5% in the third
quarter of fiscal year 1999, compared to 40.0% in the third quarter of fiscal year 1998. The fiscal year 1999 rate is higher than the fiscal year 1998 rate because the Company expects to realize a larger proportion of high-tax foreign country income during fiscal year 1999 than it did during fiscal year 1998, due primarily to restructuring and related charges incurred in lower tax rate countries.

   Net Earnings. Net earnings were $5.5 million ($0.18 diluted net earnings per share) in the third quarter of fiscal year 1999, compared to net earnings of $5.2 million ($0.17 pro forma diluted net earnings per share) in the third quarter of fiscal year 1998. The results for the third quarter of fiscal year 1998 do not include any interest expense for the long-term debt assumed by the Company as part of the Distribution.

 First Nine Months of Fiscal 1999 Compared to First Nine Months of Fiscal 1998

   Sales. Sales were $431.8 million in the first nine months of fiscal year 1999, compared to $411.8 million in the first nine months of fiscal year 1998. Sales by the Analytical Instruments and Electronics Manufacturing businesses were higher during the nine-month period relative to the year-ago period. The increase in Analytical Instruments' sales was due in part to Chrompack, which was acquired in the fourth quarter of fiscal year 1998. NMR Systems experienced slightly lower sales in the first nine months of fiscal year 1999 relative to the year-ago period, due to the timing of shipments of NMR Systems products. Sales were lower in the Vacuum Technologies business in the first nine months of fiscal year 1999 relative to the year ago period, due largely to the slow-down in capital spending, particularly in Asian markets, and weakness in semiconductor equipment demand in the first six months of fiscal year 1999.

   Geographically, sales in North America of $238.8 million and in Europe of $133.3 million in the first nine months of fiscal year 1999 represented increases of 3.6% and 16.6%, respectively, as compared to the first nine months of fiscal year 1998, while sales in Asia of $47.4 million in the first nine months of fiscal year 1999 declined by 8.7% from the first nine months of fiscal year 1998, reflecting the general slow-down in Asian markets.

   Orders in the first nine months of fiscal year 1999 were $456.9 million, compared to $404.2 million in the first nine months of fiscal year 1998. All businesses except the Vacuum Technologies business contributed to the orders growth.

  Gross Profit.   Gross profit was $158.2 million (representing 36.6% of sales)
in the first nine months of fiscal year 1999, compared to $164.2 million (representing 39.9% of sales) in the first nine months of fiscal year 1998. The decline in gross profit resulted primarily from actions taken as part of an overall reorganization that included actions to prepare IB to separate from VAI and become a stand-alone company, other organizational changes and a comprehensive product review, which resulted in a decision to accelerate transition from certain older to newer products necessitating the writedown of certain excess and obsolete inventories and the lowering of prices to accelerate the liquidation of older products. The impact on gross profit of these actions was in addition to the restructuring charges discussed below. The decline in gross profit was also the result of lower sales of Vacuum Technologies products in the first six months of fiscal year 1999.

   Sales and Marketing.   Sales and marketing expenses were $93.2 million
(representing 21.6% of sales) in the first nine months of fiscal year 1999, compared to $80.3 million (representing 19.5% of sales) in the first nine months of fiscal year 1998. Some of the increase was due to marketing expenses of Chrompack, which was acquired in the fourth quarter of fiscal year 1998. Additionally, the increase in marketing expenses resulted from actions taken as part of the above-described reorganization, including costs to move people and equipment to new consolidated locations, writedown of field demonstration equipment following the accelerated transition to newer products, and other higher than normal costs related to the reorganization. These charges were in addition to the restructuring charges discussed below.

   Research and Development.   Research and development expenses were $24.1
million (representing 5.6% of sales) in the first nine months of fiscal year 1999, compared to research and development expenses of $21.4 million (representing 5.2% of sales) in the first nine months of fiscal year 1998. The increase was primarily due to the additional research and development expenses of Chrompack, which was acquired in the fourth quarter of fiscal year 1998, and to increased spending by NMR Systems.

   General and Administrative.   General and administrative expenses were $29.0
million (representing 6.7% of sales) in the first nine months of fiscal year 1999, compared to $33.5 million (representing 8.1% of sales) in the first nine months of 1998. The primary reason for this decrease was lower profit-sharing and management incentive compensation costs in the first nine months of fiscal year 1999, which was partially offset by the additional general and administrative costs of Chrompack, acquired in the fourth quarter of fiscal year 1998, and on-going transition costs related to the spin-off from VAI.

   Restructuring Charges.   During the second quarter of fiscal year 1999, IB's
management approved a program to consolidate field sales and service organizations in Europe, Australia and the United States so as to fall within the direct responsibility of management at principal factories in those countries, in order to reduce costs, simplify management structure and benefit from the infrastructure existing in those factories. This restructuring entailed consolidating certain sales, service and support operations. The consolidation resulted in exiting of a product line, closing or downsizing of sales offices and termination of approximately 100 personnel. The following table sets forth certain details associated with this restructuring:

                                                      Accrual at            Cash          Accrual at
                                                       April 2,        Payments/Other      July 2,
                                                         1999            Reductions          1999
                                                      ----------   ------------------  ------------
                                                                   (Dollars in thousands)
  Lease payments and other facility expenses......       $1,965              $  168        $1,797
  Severance and other related employee benefits...        5,183               1,928         3,255
                                                         ------              ------        ------
     Total........................................       $7,148              $2,096        $5,052
                                                         ======              ======        ======

   Net Interest Expense.   Net interest expense was $1.3 million (representing
0.3% of sales) for the first nine months of fiscal year 1999. Prior to the Distribution on April 2, 1999, the Company had no debt. See "Liquidity and Capital Resources.

   Taxes on Earnings. The effective income tax rate was 44.5% in the first nine months of fiscal year 1999, compared to 40.0% in the first nine months of fiscal year 1998. The fiscal year 1999 rate is higher than the fiscal year 1998 rate because the Company expects to realize a larger proportion of high-tax foreign country income during fiscal year 1999 than it did during fiscal year 1998, due primarily to restructuring and related charges incurred in lower tax rate countries.

   Net Earnings/Loss. The net loss of $0.2 million ($0.01 pro forma diluted net loss per share) in the first nine months of fiscal year 1999, compared to net earnings of $17.4 million ($0.57 pro forma diluted net earnings per share) in the first nine months of fiscal year 1998, was the result of the overall reorganization described above, which resulted in incremental costs primarily included in cost of sales, marketing and restructuring charges. The results for the first nine months of fiscal year 1998 do not include any interest expense for the long-term debt assumed by the Company as part of the Distribution.


Liquidity and Capital Resources

   VAI Cash and Debt Allocations.   The Distribution Agreement provided for the
division among the Company, VSEA and VMS of VAI's cash and debt as of April 2, 1999. Under the Distribution Agreement, the Company was to assume 50% of VAI's term loans and receive an amount of cash from VAI such that it would have net debt (defined in the Distribution Agreement as the amount outstanding under the term loans and notes payable, less cash and cash equivalents) equal to approximately 50% of the net debt of the Company and VMS, subject to such adjustment as was necessary to provide VMS with a net worth (as defined in the Distribution Agreement) of between 40% and 50% of the aggregate net worth of the Company and VMS, and subject to further adjustment to reflect the Company's approximately 50% share of the estimated proceeds, if any, to be received by VMS after the Distribution from the sale of VAI's long-term leasehold interest at certain of its Palo Alto facilities, together with certain related buildings and other corporate assets, and the Company's obligation for approximately 50% of any estimated transaction expenses to be paid by VMS after the Distribution (in each case reduced for estimated taxes payable or tax benefits received from all sales and transaction expenses). Since the amounts transferred immediately prior to the Distribution were based on estimates, these and other adjustments may be required within 180 days following the Distribution. As a result of these adjustments, the Company may be required to make cash payments to VMS and/or may be entitled to receive cash payments from VMS. While the final amount of any such adjustments have not been determined, an estimated adjustment of $7.5 million has been included in the financial statements at July 2, 1999 as a
receivable from VMS and an increase to equity.   The amount of any other
required adjustment cannot be estimated.

   Debt and Credit Facilities. In connection with the Distribution, a portion of VAI's debt was assumed by the Company as of April 2, 1999. In addition, the Company entered into new debt arrangements as of and after April 2, 1999.

   As of July 2, 1999, the Company had $60.7 million in uncommitted credit facilities for working capital purposes, of which $15.9 million was outstanding. As of July 2, 1999, interest rates on these borrowings ranged from 3.6% to 5.6%, and the weighted average interest rate was 5.1%. All of these credit facilities contain certain conditions and events of default customary for such facilities.

   As of July 2, 1999, the Company had $55.5 million in term loans. As of July 2, 1999 interest rates on these term loans ranged from 6.7% to 7.5%, and the weighted average interest rate on the term loans was 7.0%. The term loans contain certain covenants that limit future borrowings and the payment of cash dividends and require the maintenance of certain levels of working capital and operating results. As of July 2, 1999, the Company also had other long-term notes payable of $2.2 million with an interest rate of 1.5%.

   Future principal payments on debt outstanding on July 2, 1999 will be $16.0 million for the fiscal quarter ending October 1, 1999 and $6.4 million, $6.4 million, $6.5 million, $3.0 million, $2.8 million and $32.5 million during the fiscal years ended 2000, 2001, 2002, 2003, 2004 and thereafter, respectively.

   Cash and Cash Equivalents.   Pursuant to the Distribution Agreement as
described above, the Company received a cash contribution from VAI in the amount of $12.1 million as of April 2, 1999.

   The Company generated $23.0 million of cash from operations in the first nine months of fiscal year 1999, which compares to $24.9 million in the first nine months of fiscal year 1998. The primary reason for this decrease in cash generated was due to operating activities. The Company used $13.2 million of cash for investing activities in the first nine months of fiscal year 1999, which compares to $14.4 million in the first nine months of fiscal year 1998. The primary reason for this decrease was lower capital equipment expenditures. The Company issued net debt of $9.2 million in the third quarter of fiscal year 1999, which compares to no debt in fiscal year 1998. The debt will be used to satisfy commitments for capital expenditures and other cash requirements for the current fiscal year and fiscal year 2000.

   The cash flow impact of certain actions relating to the above-described overall reorganization of IB will occur for several more quarters. Management believes that the cash flow impact will be approximately $2.7 million in the remainder of fiscal year 1999 and $2.4 million in fiscal year 2000.

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

   VMS has been named by the U.S. Environmental Protection Agency or third parties as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, at eight sites where VAI is alleged to have shipped manufacturing waste for recycling or disposal. VMS is also involved in various stages of environmental investigation and/or remediation under the direction of, or in consultation with, foreign, federal, state and/or local agencies at certain current VMS or former VAI facilities.

   For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken. As of July 2,1999, it was nonetheless estimated that the future exposure for environmental-related investigation and remediation costs for these sites and facilities ranged in the aggregate from $20.6 million to $48.0 million. The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 30 years as of July 2, 1999. No amount in the foregoing range of estimated future costs is believed to be more probable of being incurred than any other amount in such range and the Company has been advised that VMS accordingly accrued $20.6 million in estimated environmental costs as of July 2, 1999. The amount accrued was not discounted to present value.

   As to other sites and facilities, sufficient knowledge has been gained to be able to better estimate the scope and costs of future environmental activities. As of July 2, 1999, it was estimated that the future exposure for environmental related investigation and remediation costs for these sites and facilities ranged in the aggregate from $39.1 million to $72.9 million. The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 30 years as of July 2, 1999. As to each of these sites and facilities, it was determined that a particular amount within the range of estimated costs was a better estimate of the future environmental liability than any other amount within the range, and that the amount and timing of these futures costs were reliably determinable. Together, these amounts totaled $50.4 million at July 2, 1999. The Company has been advised that VMS accordingly accrued $21.6 million as of July 2, 1999, which represents the best estimate of the future costs discounted at 4%, net of inflation. This accrual is in addition to the $20.6 million described in the preceding paragraph.

   Since the Company is obligated to reimburse VMS for one-third of the foregoing environmental-related costs and expenses (after adjusting for any insurance proceeds and tax benefits recognized or realized by VMS for such costs or expenses) that are paid after April 2, 1999, the Company recorded $7.7 million as its portion of these estimated future costs for environmental liabilities of VAI as of July 2, 1999. The foregoing amounts are only estimates of anticipated future environmental-related costs, and the amounts actually spent may be greater or less than such estimates. The aggregate range of cost estimates reflects various uncertainties inherent in many environmental investigation and remediation activities and the large number of sites and facilities involved. Management believes that most of these cost ranges will narrow as investigation and remediation activities progress.

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

   State of Readiness.   VAI and IB previously initiated a comprehensive
assessment of potential Year 2000 problems with respect to (1) the Company's internal systems, (2) the Company's products, and (3) significant third parties with which the Company does business. The Company is continuing that assessment for its businesses, although under the terms of the Transition Services Agreement among VMS, VSEA and the Company, VMS is taking certain actions and otherwise assisting the Company with respect to certain Year 2000 implications with the Company's internal systems.

   The Company has substantially completed its assessment of potential Year 2000 problems in internal systems, which systems have been categorized as follows, in order of importance: (a) enterprise information systems; (b) enterprise networking and telecommunications; (c) factory-specific information systems; (d) non-IT systems; (e) computers and packaged software; and (f) facilities systems. With respect to enterprise information systems, VAI initiated in 1994 replacement of its existing systems with a single company-wide system supplied by SAP America, Inc., which system is designed and tested by SAP for Year 2000 capability. Installation of the SAP enterprise information system has been staged to replace first those existing systems that are not Year 2000 capable. Installation of the SAP system for the Company is approximately 80% complete, with 90% completion expected by October 1999 and full completion expected by the end of December 1999; upgrade of networking and telecommunications systems is complete; upgrade of factory-specific information systems is complete; and upgrade of non-IT systems, computers and packaged software, and facilities systems are approximately 95% complete, with 100% completion expected by December 1999.

   The Company has initiated an assessment of potential Year 2000 problems in its current and previously-sold products. With respect to current products, that assessment and corrective actions are complete, and the Company believes that all of its current products are Year 2000 capable; however, that conclusion is based in substantial part on Year 2000 assurances or warranties from suppliers of computers, software and non-IT systems which are integrated into or sold with the Company's products. With respect to previously-sold products, the Company does not intend to assess Year 2000 preparedness of every product it has ever sold, but rather is focusing its assessments on products that are still under written warranties or are still relatively early in their useful life, are more likely to be dependent on non-IT systems that are not Year 2000 capable, and/or cannot be easily upgraded with readily available externally-utilized computers and packaged software. These assessments are substantially complete. Where the Company identifies previously-sold products that are not Year 2000 capable, the Company intends in some cases to develop and offer to sell upgrades or retrofits, identify corrective measures which the customer could itself undertake or identify for the customer other suppliers of upgrades or retrofits. There may be instances where the Company will be required to repair and/or upgrade such products at its own expense.

   The Company is still assessing potential Year 2000 problems of third parties with which the Company has material relationships, which will be primarily suppliers of products or services. These assessments will identify and prioritize critical suppliers, review those suppliers' written assurances on their own assessments and correction of Year 2000 problems and develop appropriate contingency plans for those suppliers which might not be adequately prepared for Year 2000 problems. These assessments are expected to be substantially completed by November 1999.

   Costs.   The Company estimates that it and IB had incurred approximately
$1,228,000 as of July 2, 1999 to assess and correct Year 2000 problems. Although difficult to assess, based on its assessment to date, the Company estimates that it will incur approximately $310,000 in additional costs to assess and correct Year 2000 problems, which costs are expected to be incurred throughout fiscal year 1999 and the first half of fiscal year 2000. All of these costs have been and will continue to be expensed as incurred. This estimate of future costs has not been reduced by expected recoveries from certain third parties, which are subject to indemnity, reimbursement or warranty obligations for Year 2000 problems. In addition, the Company expects that certain costs will be offset by revenues generated by the sale of upgrades and retrofits and other customer support services relating to Year 2000 problems. However, there can be no assurance that the Company's actual costs to assess and correct Year 2000 problems will not be higher than the foregoing estimate.

   Risks.   Failure by the Company or its key suppliers to accurately assess and correct Year 2000 problems would likely result in interruption of certain of the Company's normal business operations, which could have a material adverse effect on the Company's business, results of operations and financial condition. If the Company does not adequately identify and correct Year 2000 problems in its information systems, it could experience an interruption in its operations, including manufacturing, order processing, receivables collection, cash management and accounting, such that there would be delays in product shipments, lost data and a consequential impact on revenues, expenditures, cash flow and
financial reporting.   If the Company does not adequately identify and correct
Year 2000 problems in its non-IT systems, it could experience an interruption in its manufacturing and related operations, such that there would be delays in product shipments and a consequential impact on results of operations. If the Company does not adequately identify and correct Year 2000 problems in previously-sold products, it could experience warranty or similar claims by users of products which do not function correctly and could incur higher warranty and service costs. If the Company does not adequately identify and correct Year 2000 problems of the significant third parties with which it does business, it could experience an interruption in the supply of key components or services from those parties, such that there would be delays in product shipments or services and a consequential impact on results of operations.

   Because of uncertainties as to the extent of Year 2000 problems with the Company's previously-sold products and the extent of any legal obligation for the Company to correct Year 2000 problems in those products, the Company cannot fully assess the risks to the Company with respect to those products. Because its assessments are not yet complete, the Company also cannot yet conclude that the failure of critical suppliers to assess and correct Year 2000 problems is not reasonably likely to have a material adverse effect on the Company's results of operations, and indeed the failure of certain suppliers to provide essential infrastructure services will likely have a material adverse effect on the Company's business, results of operations and financial condition. The most difficult risks for the Company to assess and prepare for relate to basic infrastructure services (such as electricity, water, gas, telecommunications, transportation, distribution and banking) provided by third parties, in particular outside the United States.

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

   With respect to products and significant third parties, the Company is, as part of its on-going assessment of potential Year 2000 problems, developing contingency plans for the more critical problems that might not be corrected before December 31, 1999. The focus of these contingency plans will be the possible interruption of supply of key components or services from third parties.


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

   In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. This statement is effective for fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 in the first quarter of fiscal year 2001 and is in the process of determining the impact that adoption will have on its consolidated financial statements.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Foreign Currency Exchange Risk

   With global operations and activities, the Company faces exposure to adverse movements in foreign currency exchange rates. This exposure may change over time as the Company's business practices evolve and could have a material adverse impact on the Company's financial results. The Company's primary exposures typically relate to non-U.S. dollar denominated sales and purchases throughout Europe and Asia. The Euro was adopted as a common currency for members of the European Monetary Union on January 1, 1999. The Company is evaluating, among other issues, the impact of the Euro conversion on its foreign currency exposure. Based on its evaluation to date, the Company does not expect the Euro conversion to create any change in its currency exposure due to the Company's existing hedging practices.

   The Company typically hedges its currency exposures associated with certain assets and liabilities denominated in non-functional currencies and with anticipated foreign currency cash flows. The Company's forward exchange contracts have generally ranged from one to three months in original maturity, and no forward exchange contract has had an original maturity greater than one year. Forward exchange contracts outstanding as of July 2, 1999 were opened on July 2, 1999, and accordingly there were no unrealized gains or losses associated with such contracts. Forward exchange contracts that were outstanding as of July 2, 1999 were:

                                                         Notional
                                             Notional      Value
                                           Value Sold   Purchased
                                           ----------   ---------
                                           (Dollars in millions)
Japanese Yen                                    $10.3       $  --
British Pound                                     6.5          --
Canadian Dollar                                   3.7          --
Euro                                               --         6.9
Australian Dollar                                  --         3.7
  Swedish Krona                                    --         2.9
                                                -----       -----
                                                $20.5       $13.5
                                                =====       =====


Interest Rate Risk

   The Company's exposure to market risk for changes in interest rates relates primarily to the Company's debt obligations. The Company primarily enters into debt obligations to support general corporate purposes, including working capital requirements, capital expenditures and acquisitions.

   The Company is subject to fluctuating interest rates that may impact, adversely or otherwise, its results of operations or cash flows for its variable rate debt. Fluctuations in interest rates may also impact, adversely or otherwise, the estimated fair value of the Company's fixed rate long-term obligations. The Company has no cash flow exposure due to rate changes for long-term debt obligations.

   The table below presents principal amounts and related weighted-average interest rates by year of maturity for the Company's debt obligations.




                                       Fiscal quarter                                  Fiscal year
                                      Ending October 1, --------------------------------------------------------------
                                            1999         2000     2001     2002     2003     2004  Thereafter  Total
                                            -----        ----     ----     ----     ----     ----  ----------  -------
                                                                               (Dollars in millions)
Liabilities
     Short-term debt                        $15.9          --       --       --       --       --       --     $15.9
         Average interest rate.......         5.1%         --       --       --       --       --       --       5.1%

  Long-term debt (including current
    portion).........................       $ 0.1       $ 6.4    $ 6.4    $ 6.5    $ 3.0    $ 2.8    $32.5     $57.7
     Average interest rate...........         --          6.9%     6.9%     6.9%     6.3%     6.6%     6.9%      6.8%



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

                                   PART II.
                               OTHER INFORMATION



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit No.                                                Description
-----------                                                -----------

10.1             Change in Control Agreement Between Registrant and G. Edward McClammy.
10.2             Change in Control Agreement Between Registrant and James L. Colbert.
10.3             Description of Certain Compensatory Arrangements Between Registrant and Executive Officers.
27.1             Financial Data Schedule.


   (b) Reports on Form 8-K filed during the quarter ended July 2, 1999:

        None.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    VARIAN, INC.
                                    (Registrant)



                                   By /s/   G. Edward McClammy
                                      -----------------------------
                                           G. Edward McClammy
                               Vice President and Chief Financial Officer
                                      (Duly Authorized Officer and
                                       Principal Financial Officer)

Date: August 13, 1999

                               INDEX TO EXHIBITS

Exhibit No.               Description
-----------               -----------

10.1          Change in Control Agreement Between Registrant and G. Edward McClammy.
10.2          Change in Control Agreement Between Registrant and James L. Colbert.
10.3          Description of Certain Compensatory Arrangements Between Registrant and Executive Officers
27.1          Financial Data Schedule
