Form 10-K
period 1999-10-01
VARIAN INC
filed 1999-12-21
CIK 1079028

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ---------------

                                   FORM 10-K
(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934

   For the fiscal year ended October 1, 1999

                                        OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

   For the transition period from to

                       Commission File Number: 000-25393

                                ---------------

                                  VARIAN, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                   77-0501995
  (State or Other Jurisdiction                       (IRS Employer
of Incorporation or Organization)                 Identification No.)

               3120 Hansen Way, Palo Alto, California 94304-1030
                                 (650) 213-8000
         (Address and telephone number of principal executive offices)

                                ---------------

          Securities registered pursuant to Section 12(b) of the Act:

 Title
  of
 each
 class  Name of each exchange on which registered
 -----  -----------------------------------------
 None                     None

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.01 par value
                        Preferred Stock Purchase Rights

                                ---------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. YES [_] NO [X]

   The aggregate market value of the registrant's common stock held by non-affiliates as of December 1, 1999 was $646,689,393.

   The number of shares of the registrant's common stock outstanding as of December 13, 1999 was 30,976,250.

                      Documents Incorporated by Reference:

Document Description                                                 10-K Part
--------------------                                                 ---------
Certain sections, identified by caption, of the Definitive Proxy
 Statement for the Registrant's 2000 Annual Meeting of Stockholders
 (the "Proxy Statement")............................................    III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

   An index of exhibits filed with this Form 10-K is located on page 24.

                                 VARIAN, INC.

                                   FORM 10-K

                   FOR THE FISCAL YEAR ENDED OCTOBER 1, 1999

                               TABLE OF CONTENTS

                                    PART I

 Item 1.  Business.......................................................   1

 Item 2.  Properties.....................................................   7

 Item 3.  Legal Proceedings..............................................   8

 Item 4.  Submission of Matters to a Vote of Security Holders............   8

                                    PART II

 Item 5.  Market for the Registrant's Common Equity and Related
          Stockholder Matters............................................   9

 Item 6.  Selected Financial Data........................................   9

 Item 7.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations..........................................   9

 Item 7A. Quantitative and Qualitative Disclosure about Market Risk......   18

 Item 8.  Financial Statements and Supplementary Data....................   19

 Item 9.  Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure...........................................   19

                                   PART III

 Item 10. Directors and Executive Officers of the Registrant.............   20

 Item 11. Executive Compensation.........................................   20

 Item 12. Security Ownership of Certain Beneficial Owners and
          Management.....................................................   20

 Item 13. Certain Relationships and Related Transactions.................   20

                                    PART IV

 Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-
          K..............................................................   21

             Risk Factors Relating to Forward-Looking Information

   This Annual Report on Form 10-K contains "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995, which provides a "safe harbor" for these types of statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results of Varian, Inc. (the "Company") to differ materially from management's current expectations. Those risks and uncertainties include, without limitation: new product development and commercialization; demand and acceptance for the Company's products; competitive products and pricing; economic conditions in the Company's product and geographic markets; foreign currency fluctuations; market investment in capital equipment; the ability to realize anticipated cost-savings from the Company's reorganization and restructuring; the lack of recent operating history for the Company as a separate entity; increased operating margins on higher sales; successful implementation by the Company and certain third parties of corrective action to address the impact of the Year 2000; and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

                                    PART I

Item 1. Business

                                    GENERAL

Overview

   Varian, Inc. together with its subsidiaries (collectively, the "Company" or the "Registrant") is a technology company engaged in the development, manufacture, sale and service of scientific instruments and vacuum technologies, and in contract electronics manufacturing. The Company's operations are grouped into three corresponding segments: Scientific Instruments, Vacuum Technologies, and Electronics Manufacturing. These segments, their products and the markets they serve are described below.

   Varian, Inc. became a separate, publicly traded company on April 2, 1999. Until that date, the business of the Company was operated as the Instruments business of Varian Associates, Inc. ("VAI"). VAI contributed its Instruments business to the Company; then on April 2, 1999, VAI distributed to the holders of record of VAI common stock on March 24, 1999 one share of common stock of the Company for each share of VAI common stock outstanding on April 2, 1999. At the same time, VAI contributed its Semiconductor Equipment business to Varian Semiconductor Equipment Associates, Inc. ("VSEA") and distributed to the holders of record of VAI common stock on March 24, 1999 one share of common stock of VSEA for each share of VAI common stock outstanding on April 2, 1999. These transactions (collectively referred to as the "Distribution") were accomplished under the terms of an Amended and Restated Distribution Agreement dated as of January 14, 1999 by and among the Company, VAI and VSEA (the "Distribution Agreement"). References in this section to the Company's business for periods prior to April 2, 1999 refer to the historical business and operations of the Instruments business conducted by VAI prior to the Distribution.

Business Segments and Products

   The Company's products can be classified into the following three categories, which correspond to the Company's three business segments:
Scientific Instruments, Vacuum Technologies, and Electronics Manufacturing.

 Scientific Instruments

   The Company's Scientific Instruments business designs, manufactures, sells, and services chromatography, optical spectroscopy, and nuclear magnetic resonance equipment used in a broad range of life science, environmental, industrial and research applications requiring identification, quantification and analysis of the elemental, molecular, physical, and biological composition and structure of liquids, solids, and gases. The business is organized into the Chromatography Systems, Optical Spectroscopy Instruments, and NMR Systems operations.

   The Chromatography Systems operation is a worldwide supplier of chromatography instruments and consumable laboratory supplies. The instruments include gas chromatographs (GC), high performance liquid chromatographs
(HPLC), gas chromatograph/mass spectrometers, sample automation products, and data analysis systems. The consumable laboratory supplies include sample preparation products, GC and HPLC columns, and GC filters. The business also provides related customer support services such as applications consulting, training, and product service. Chromatography is a technique for separating, identifying and quantifying the individual chemical components of substances based on the physical and chemical characteristics specific to each component. Mass spectroscopy is a technique for further analysis of components by breaking molecules into multiple electrically charged ions which are then sorted for analysis.

   The Optical Spectroscopy Instruments (OSI) operation is a worldwide supplier of spectroscopy instruments and consumable laboratory supplies. The instruments include atomic absorption spectrometers, inductively coupled plasma spectrometers, inductively coupled plasma/mass spectrometers, fluorescence spectrometers, ultraviolet/visible and near-infrared spectrophotometers, sample automation products, and data analysis systems. The consumable laboratory supplies include sample preparation products, xenon lamps, cuvettes, and graphite furnace replacement parts. The business also provides related customer support services such as applications consulting, training, and product service. Optical spectroscopy is a technique for analyzing the individual chemical components of substances based on the absorption, or emission, by matter of electromagnetic radiation of a specific wavelength or frequency.

   The NMR Systems operation is a worldwide supplier of nuclear magnetic resonance ("NMR") spectrometers, NMR imaging spectrometers, and related accessories, such as probes, applications software, and customer support services. NMR is a non-destructive analytical technique that uses magnetic and electromagnetic fields to interact with the magnetic property of atomic nuclei. NMR spectroscopy is used to determine and analyze the molecular content and structure of liquids and solids. This type of spectroscopy is used in the study of liquids containing substances such as proteins, nucleic acids (DNA and RNA), carbohydrates and membranes, and solid materials such as crystals, plastics, rubbers, ceramics and polymers. NMR imaging systems are used to obtain non-invasive images of, primarily, biological materials and to probe the chemical processes within these materials. They find application in the studies of material science, drug metabolism, the characterization of human diseases and in helping to understand the function of the human brain.

   Scientific Instruments' products are used in a broad range of applications, including by pharmaceutical companies in drug development, manufacturing and quality control; by biotechnology and biopharmaceutical companies in studying human genomics and ways to prevent, diagnose and treat diseases; by environmental laboratories in testing waters, soil, air, solids and food products; by petroleum and natural gas companies in refining and quality control; by petrochemical, agribusiness and other chemical companies in research and quality control; by mining and metallurgy companies in research and quality control; by semiconductor companies in manufacturing and quality control; by food and beverage processing companies in research and quality control; by government and private laboratories in forensic analysis and drug testing; by research hospitals in biological and biochemistry research; and by other industrial, governmental and academic research laboratories in general research. Major customers include American Home Products, Bayer, Bristol-Myers Squibb, Eli Lilly, Glaxo Wellcome, Merck, Novartis, Pfizer, Rhone-Poulenc, SmithKline Beecham, Zeneca, Du Pont, Monsanto, British Petroleum, BASF, Formosa Plastics, Huntsman Polymers, Proctor & Gamble, Laboratory Corporation of America, various U.S. governmental agencies, and numerous academic institutions and research hospitals.

 Vacuum Technologies

   The Company's Vacuum Technologies business is a worldwide supplier of high vacuum pumps, leak detection equipment and related products and services, all of which are used to create, control, measure and/or test a vacuum environment in industrial and scientific applications requiring ultra-clean or high-vacuum environments. Vacuum Technologies' products include a wide range of high vacuum pumps (diffusion, turbo-molecular and ion pumps), rough vacuum pumps (rotary vane, mechanical, sorption, dry screw and dry scroll pumps) and related products (vacuum instruments, flanges, gauges, valves, meters, and other hardware) and manufacturing solutions such as assistance with the designs and integration of vacuum systems. Its products also include helium mass spectrometry leak detection equipment for use in identifying and measuring leaks in sealed components. In addition to product sales, it provides a pump exchange and repair program, applications support, and training in basic and advanced vacuum technology.

   Vacuum Technologies' products are used in a broad range of applications, including in the manufacture of semiconductors, flat panel displays, television tubes, decorative coating, architectural glass, optical lenses, light bulbs, automobile components; in food packaging; in testing of aircraft components, automobile airbags, refrigeration components, medical devices and industrial processing equipment; and in high-energy and life science and other analytical research. Major customers include Samsung, Texas Instruments, Brooks Automation, KLA-Tencor, Tokyo Electron, Varian Semiconductor Equipment Associates, Agilent Technologies,

PE Biosystems, Abar Ipsen, Cameca, Von Ardenne, Lawrence Livermore Labs, and Stanford Linear Accelerator Center.

 Electronics Manufacturing

   The Company's Electronics Manufacturing business is a contract manufacturer of advanced electronic assemblies and subsystems, such as printed circuit boards, for original equipment manufacturers ("OEMs"). For some customers, the business provides total manufacturing services including customized manufacturing (such as just-in-time and inventory management) and post-manufacturing services (such as direct end-user shipping, warehousing and repair depots).

   The Electronics Manufacturing business serves customers in a wide range of industries, including communications (e.g., satellite, networking, telephony, voice and data transfer), medical and semiconductor manufacturing. The business focuses on customers with high-mix, low-to-medium volume manufacturing needs. Major customers include Anchor Gaming, Inter-Tel, Microtest, OEC Medical Systems, RC Networks, Sensormatic Electronics, Varian Medical Systems, and Varian Semiconductor Equipment Associates. The business also supplies components to the Company's Scientific Instruments and Vacuum Technologies businesses (although 85% of its sales are to customers other than the Company).

Marketing and Sales

   In the United States, the Company markets the largest portion of its products directly through its own sales and distribution organizations, although certain products are marketed through independent distributors and sales representatives. Sales to major markets outside the United States are generally made by the Company's foreign-based sales and service staff, although some sales are made directly from the United States to foreign customers. In certain foreign countries, sales are made through various representative and distributorship arrangements. The Company owns or leases sales and service offices in strategic regional locations in the United States and in foreign countries through its foreign sales subsidiaries and distribution operations. None of the Company's products are distributed through retail outlets.

   The markets in which the Company competes are globalized. International sales accounted for 45%, 47%, and 47% of sales for fiscal years 1999, 1998, and 1997, respectively. As a result, the Company's customers increasingly require service and support on a worldwide basis. In addition to the United States, the Company has sales and service offices located throughout Europe, Asia, and Latin America. The Company has invested substantial financial and management resources to develop an international infrastructure to meet the needs of its customers worldwide. The Company intends to continue to expand its presence in the United States and international markets.

   Demand for the Company's products is dependent upon the size of the markets for its products, the level of capital expenditures of the Company's customers, the rate of economic growth in the Company's major markets, and competitive considerations. The Company believes that demand for its products does not exhibit any significant seasonal pattern. No single customer accounted for 10% or more of the Company's sales in fiscal year 1999.

   The Company differentiates its products from those of its competitors based on customer requirements and demands, as determined through market research. Although specific customer requirements can vary depending on applications, customers in recent years have demanded superior performance, high quality and improved levels of automation. The Company has responded to these customer demands by introducing new products in all its business segments focused on these emerging requirements in the markets it serves. For example, customers of Scientific Instruments' products have demanded higher levels of analytical throughput to support their research programs aimed at drug discovery and advanced life sciences. The Company has responded to these needs by introducing products with higher levels of automation and computerized data analysis routines. The Company believes that by focusing on emerging customer requirements, it will be able to develop and market new products that will impart significant competitive advantages in the marketplace.

Backlog

   The Company's recorded backlog was $165 million at October 1, 1999, $125 million at October 2, 1998, and $132 million at September 26, 1997. It is the Company's general policy to include in backlog only purchase orders or production releases that have firm delivery dates within one year. Recorded backlog may not result in sales because of cancellations or other factors. However, the Company currently believes that over 95% of orders included in the October 1, 1999 backlog will be delivered before the close of fiscal year 2000.

Competition

   Competition in the Company's markets is based upon the performance capabilities of products, technical support and after-market service, the manufacturer's reputation as a technological leader, and the selling price. The Company believes that performance capabilities are the most important of these criteria. The markets in which the Company competes are highly competitive and are characterized by the application of advanced technology. There are numerous companies that specialize in, and a number of larger companies that devote a significant portion of their resources to, the development, manufacture, and sale of products that compete with those manufactured or sold by the Company. Many of the Company's competitors are well-known manufacturers with a high degree of technical proficiency. In addition, competition is intensified by the ever-changing nature of the technologies in the industries in which the Company is engaged. The markets for the Company's products are characterized by specialized manufacturers that often have strength in narrow segments of these markets. While the absence of reliable statistics makes it difficult to determine the Company's relative market position in its industry segments, the Company is confident it is one of the principal manufacturers in its primary fields.

   Each of the Company's major business segments competes with many companies that address the same markets. The Company's Scientific Instruments business competes with Agilent Technologies, Inc.; PerkinElmer, Inc.; Shimadzu Corporation; Thermo Instrument Systems, Inc. and its affiliated companies; Waters Corporation; Bruker Analytik GmbH; JEOL, Ltd.; and other smaller suppliers. The Company's Vacuum Technologies business competes with BOC Edwards High Vacuum; Leybold-Balzers; Pfeiffer Vacuum Technology AG; Alcatel; Veeco Instruments, Inc.; and other smaller suppliers. The Company's Electronics Manufacturing business competes with numerous other high-mix, low-volume contract manufacturers, including EFTC Corporation; Xetel Corporation; CMC Industries; PLEXUS; and Sigmatron International.

Manufacturing

   The Company's principal manufacturing activities consist of precision assembly, test, calibration, and certain specialized machining activities. The Company subcontracts a portion of its assembly and machining. All other assembly, test and calibration functions are performed by the Company.

   The Company believes that the ability to manufacture reliable products in a cost-effective manner is critical to meeting the "just-in-time" delivery and other demanding requirements of its original equipment manufacturer ("OEM") and end-use customers. The Company monitors and analyzes product lead times, warranty data, process yields, supplier performance, field data on mean time between failures, inventory turns, repair response time, and other indicators so that it can continuously improve its manufacturing processes. The Company has adopted a total quality management process.

   The Company operates ten manufacturing facilities located throughout the world. Scientific Instruments has manufacturing facilities in Palo Alto, California; Walnut Creek, California; Harbor City, California; Ft. Collins, Colorado; Woburn, Massachusetts; Melbourne, Australia; and Middelburg, Netherlands. Vacuum Technologies has manufacturing facilities in Lexington, Massachusetts; and Torino, Italy. Electronics Manufacturing has a manufacturing facility in Tempe, Arizona.

   In 1993, the member states of the European Union ("EU") began implementation of their plan for a new unified EU market with reduced trade barriers and harmonized regulations. The EU adopted a significant international quality standard, the International Organization for Standardization Series 9000 Quality Standards

("ISO 9000"). All of the Company's manufacturing facilities have been certified as complying with the requirements of ISO 9000.

Raw Materials

   There are no specialized raw materials that are particularly essential to the operation of the Company's business. The Company's manufacturing operations require a wide variety of raw materials, electronic and mechanical components, chemical and biochemical materials, and other supplies, some of which are occasionally found to be in short supply.

   Many components used in the Company's products, including proprietary analog and digital circuitry, are manufactured by the Company. Other components, including packaging materials, superconducting magnets, integrated circuits, microprocessors, microcomputers, and certain detector and data analysis modules, are purchased from other manufacturers. Most of the raw materials, components, and supplies purchased by the Company are available from a number of different suppliers; however, a number of items are purchased from limited or single sources of supply, and disruption of these sources could have a temporary adverse effect on shipments and the financial results of the Company. The Company believes alternative sources could ordinarily be obtained to supply these materials, but a prolonged inability to obtain certain materials or components could have a material adverse effect on the Company's financial condition or results of operations and could result in damage to its relationships with its customers.

Research and Development

   The Company is actively engaged in basic and applied research, development, and engineering programs designed to develop new products and to improve existing products. During fiscal years 1999, 1998, and 1997, the Company spent $31.6 million, $29.6 million, and $32.0 million, respectively (net of customer funding), on company-sponsored research, development, and engineering activities. Although the Company intends to continue to conduct extensive research and development activities, there can be no assurance that it will be able to develop and market new products on a cost-effective and timely basis, that such products will compete favorably with products developed by others or that the Company's existing technology will not be superseded by new discoveries or developments.

Customer Support and Service

   The Company believes that its customer service and support are an integral part of its competitive strategy. As part of its support services, the Company's technical support staff provides individual assistance in solving analysis problems, integrating vacuum components, designing circuit boards, etc., depending on the business. The Company offers training courses and periodically sends its customers information on applications development. The Company's products generally include a 90-day to one-year warranty. Service contracts may be purchased by customers to cover equipment no longer under warranty. Service work not performed under warranty or service contract is performed on a time-and-materials basis. The Company installs and services its products primarily through its own field service organization.

Patent and Other Proprietary Rights

   As a leader in the manufacture and sale of scientific instruments and vacuum technologies, the Company has pursued a policy of seeking patent, copyright, trademark, and trade secret protection in the United States and other countries for developments, improvements, and inventions originating within its organization that are incorporated in the Company's products or that fall within its fields of interest. As of October 1, 1999, the Company owned approximately 184 patents in the United States and approximately 271 patents throughout the world, and had numerous patent applications on file with various patent agencies worldwide. The Company intends to file additional patent applications as appropriate.

   The Company relies on a combination of copyright, trade secret and other laws, and contractual restrictions on disclosure, copying, and transferring title to protect its proprietary rights. The Company has trademarks, both registered and unregistered, that are maintained and enforced to provide customer recognition for its products in the marketplace. The Company also has agreements with third parties that provide for licensing of patented or proprietary technology. These agreements include royalty-bearing licenses and technology cross-licenses. While the Company places considerable importance on its licensed technology, it does not believe that the loss of any license would have a material adverse effect on the Company's financial condition or results of operation.

   The Company's competitors, like companies in many high-technology businesses, routinely review the products of others for possible conflict with their own patent rights. Although the Company has from time to time received notices of claims from others alleging patent infringement, the Company believes that there are no pending patent infringement claims that might have a material adverse effect on the Company's financial condition or results of operation.

Environmental Matters

   For a discussion of environmental matters, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Environmental Matters."

Employees

   At October 1, 1999, the Company had a total of approximately 3,500 full-time and temporary employees worldwide--2,000 in North America, 800 in Europe, 200 in Asia, 400 in Australia and 100 in Latin America. The Company's employees based in certain foreign countries may, from time to time, be subject to collective bargaining agreements. The Company's OSI employees in Australia conducted a strike in 1997, which was quickly resolved. Those employees are subject to a collective bargaining agreement that was recently renewed. The Company currently considers its employee relations to be good.

   The Company's success depends to a significant extent upon a limited number of key employees and other members of senior management of the Company. The loss of the services of one or more of these key employees could have a material adverse effect on the Company's financial condition or results of operation. The success of the Company's future operations depends in large part on the Company's ability to recruit and retain engineers and technicians, as well as marketing, sales, service, and other key personnel, who in each case are in great demand. The Company's inability to attract and retain the personnel it requires could have a material adverse effect on the Company's financial condition or results of operations.

Executive Officers

   The following table sets forth the names and ages of the Company's executive officers, together with positions and offices held within the last five years by such executive officers.

            Name             Age  Position (Business Experience)      Period
            ----             ---  ------------------------------      ------
 Allen J. Lauer (Director).. 62  President and Chief Executive     1999-Present
                                  Officer
                                 Executive Vice President,         1990-1999
                                  Varian Associates, Inc.

 G. Edward McClammy......... 50  Vice President and Chief          1999-Present
                                  Financial Officer
                                 Vice President, Special Storage   1998-1999
                                  Products Group, Quantum
                                  Corporation
                                 Vice President, Finance and       1996-1998
                                  Treasurer, Quantum Corporation
                                 Acting Chief Financial Officer,   1996
                                  Quantum Corporation
                                 Director of Finance and           1994-1996
                                  Treasurer, Quantum Corporation

 A. W. Homan................ 40  Vice President, General Counsel   1999-Present
                                  and Secretary
                                 Associate General Counsel,        1998-1999
                                  Varian Associates, Inc.
                                 Assistant Secretary, Varian       1993-1999
                                  Associates, Inc.
                                 Senior Corporate Counsel,         1993-1998
                                  Varian Associates, Inc.

 Garry R. Rogerson.......... 47  Vice President, Analytical        1999-Present
                                  Instruments
                                 Vice President and General        1994-1999
                                  Manager, Chromatography
                                  Systems, Varian Associates,
                                  Inc.

 Raymond J. Shaw............ 50  Vice President, NMR Systems       1999-Present
                                 Vice President and General        1989-1999
                                  Manager, NMR Instruments,
                                  Varian Associates, Inc.

 James L. Colbert........... 53  Controller                        1999-Present
                                 Controller, NMR Instruments,      1992-1999
                                  Varian Associates, Inc.

Item 2. Properties

   The Company has manufacturing, warehouse, research and development, sales, service, and administrative facilities which have an aggregate floor space of approximately 668,000 and 502,000 square feet located in the United States and abroad, respectively, for a total of approximately 1,170,000 square feet worldwide. Of these facilities, aggregate floor space of approximately 449,000 square feet is leased, and the remainder is owned by the Company. The Company does not believe that there is any material long-term excess capacity in its facilities, although utilization is subject to change based on customer demand. The Company believes that its facilities and equipment generally are well maintained, in good operating condition and suitable for the Company's purposes and adequate for present operations.

   The Company owns or leases ten manufacturing facilities located throughout the world. Scientific Instruments has manufacturing facilities in Palo Alto, California; Walnut Creek, California; Harbor City, California; Ft. Collins, Colorado; Woburn, Massachusetts; Melbourne, Australia; and Middelburg, Netherlands. Vacuum Technologies has manufacturing facilities in Lexington, Massachusetts; and Torino, Italy. Electronics Manufacturing has a manufacturing facility in Tempe, Arizona. The Company owns or leases 60 sales and service facilities located throughout the world, 51 of which are located outside the United States, including in Argentina, Australia, Austria, Belgium, Brazil, Canada, England, France, Germany, India, Italy, Japan,
Hong Kong, Korea, Mexico, Netherlands, Spain, Sweden, Switzerland, Taiwan, and Venezuela.

Item 3. Legal Proceedings

   The Company is involved in certain legal proceedings arising in the ordinary course of its business. In addition, pursuant to the Distribution Agreement, the Company agreed to indemnify VSEA and VMS for any costs, liabilities, or expenses with respect to any legal proceedings relating to VAI's Instruments Business. In addition, the Company has agreed to pay for one-third of the costs, liabilities, and expenses of VSEA and VMS with respect to certain legal proceedings relating to discontinued operations of VAI. While there can be no assurances as to the ultimate outcome of any litigation involving the Company, the Company does not believe that any pending legal proceeding will result in a judgment or settlement that will have a material adverse effect on the Company's financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

   Not applicable.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

   1999 Common Stock

                                                                Third   Fourth
     Common Stock                                              Quarter  Quarter
     ------------                                              ------- ---------
     High..................................................... $13 1/2 $17 3/4
     Low...................................................... $ 8 1/4 $12 13/16

   The Company's common stock is traded on the Nasdaq National Market under the trading symbol VARI.

   The Company has never paid cash dividends on its capital stock. The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

   There were 5,076 holders of record of the Company's common stock on December 1, 1999.

Item 6. Selected Financial Data

                                                        Fiscal Years
                                             ----------------------------------
                                              1999   1998   1997   1996   1995
                                             ------ ------ ------ ------ ------
                                               (In millions, except per share
                                                          amounts)
   Earnings Statement Data:
   Sales.................................... $598.9 $557.8 $541.9 $504.4 $459.4
   Earnings before taxes.................... $ 13.2 $ 39.2 $ 26.8 $ 11.5 $  2.7
   Income tax expense....................... $  5.9 $ 15.8 $ 12.6 $  5.3 $  0.7
   Net earnings............................. $  7.3 $ 23.4 $ 14.2 $  6.2 $  2.0
   Net earnings per share--basic............ $ 0.24 $ 0.77 $ 0.47 $ 0.20 $ 0.07
   Net earnings per share--diluted.......... $ 0.24 $ 0.77 $ 0.46 $ 0.20 $ 0.07


                                                       Fiscal Year End
                                              ----------------------------------
                                               1999   1998   1997   1996   1995
                                              ------ ------ ------ ------ ------
   Balance Sheet Data:
   Total assets.............................. $425.1 $404.1 $357.9 $301.0 $282.0
   Long-term debt............................ $ 51.2 $  --  $  --  $  --  $  --

  . Varian, Inc. was established as a separate company on April 2, 1999. This selected financial data should be read in conjunction with the related consolidated financial statements and notes thereto, including
     Note 1 which describes Varian, Inc.'s separation from Varian Associates,
     Inc.

  . The earnings statement data for fiscal year 1995 and the balance sheet data at fiscal year end 1996 and 1995 are unaudited.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Until April 2, 1999, the business of Varian, Inc. (the "Company") was operated as the Instruments Business ("IB") of Varian Associates, Inc. ("VAI"). IB included the business units that designed, manufactured, sold, and serviced scientific instruments and vacuum technologies, and a business unit that provided contract electronics manufacturing. VAI contributed IB to the Company; then on April 2, 1999, VAI distributed to the holders of record of VAI common stock on March 24, 1999 one share of common stock of the Company for each share of VAI common stock outstanding on April 2, 1999 (the "Distribution"). At the same time, VAI contributed its Semiconductor Equipment business to Varian Semiconductor Equipment Associates, Inc. ("VSEA") and distributed to the holders of record of VAI common stock on March 24, 1999 one share of common stock of VSEA for each share of VAI common stock outstanding on April 2, 1999. VAI retained its Health Care Systems business and changed its name to Varian Medical Systems, Inc. ("VMS") effective as of April 3, 1999. These transactions were accomplished under the terms of an Amended and Restated Distribution Agreement dated as of January 14, 1999 by and among the Company, VAI, and VSEA (the "Distribution Agreement"). For purposes of providing an orderly transition and to define certain ongoing relationships between and among the Company, VMS, and VSEA after the Distribution, the Company, VMS, and VSEA also entered into certain other agreements which include an Employee Benefits Allocation Agreement, an Intellectual Property Agreement, a Tax Sharing Agreement, and a Transition Services Agreement.

   The consolidated financial statements generally reflect IB's results of operations, financial position, and cash flows through April 2, 1999, the date of the Distribution, and the Company's results of operations, financial position, and cash flows from April, 3, 1999 to October 1, 1999. Accordingly, the financial results for periods prior to April 3, 1999 included in these consolidated financial statements have been carved out from the interim financial statements of VAI using the historical results of operations and historical bases of the assets and liabilities of IB. The consolidated financial statements include the accounts of IB after elimination of inter-business balances and transactions. The consolidated financial statements also include, among other things, allocations of certain VAI corporate assets (including pension assets), liabilities (including profit-sharing and pension benefits) and expenses (including legal, accounting, employee benefits, insurance services, information technology services, treasury, and other corporate overhead) to IB using the allocation methodology described in Note 1 of the Notes to the Consolidated Financial Statements. The Company's management believes that the methods used to allocate these amounts are reasonable. However, these allocations are not necessarily indicative of the amounts that would have been or will be recorded by the Company on a stand-alone basis.

   The Company's fiscal years reported are the 52- or 53-week periods which ended on the Friday nearest September 30. Fiscal year 1999 comprises the 52-week period ended on October 1, 1999. Fiscal year 1998 comprises the 53-week period ended on October 2, 1998. Fiscal year 1997 comprises the 52-week period ended on September 26, 1997.

Results of Operations

Fiscal Year 1999 Compared To Fiscal Year 1998

   Sales. Sales were $598.9 million in fiscal year 1999, an increase of 7.4% from sales of $557.8 million in fiscal year 1998. Sales by the Scientific Instruments and Electronics Manufacturing segments increased 9.1% and 14.8%, respectively. Sales by the Vacuum Technologies segment decreased by 3.8%.

   Geographically, sales in North America of $330.0 million, Europe of $183.0 million and Asia of $67.4 million in fiscal year 1999 represented increases of 6.9%, 12.3%, and 4.0% respectively, as compared to fiscal year 1998.

   Orders in fiscal year 1999 were $644.2 million, compared to $560.9 million in fiscal year 1998. All businesses contributed to the orders growth.

   Gross Profit. Gross profit was $224.2 million (representing 37.4% of sales) in fiscal year 1999, compared to $221.4 million (representing 39.7% of sales) in fiscal year 1998. The decline in gross profit as a percent of sales resulted primarily from actions taken as part of an overall reorganization that included actions to prepare the Company to separate from VAI and become a stand-alone company, other organizational changes and a comprehensive product review, which resulted in a decision to accelerate transition from certain older to newer products necessitating the writedown of certain excess and obsolete inventories and the lowering of prices to accelerate the liquidation of older products. The impact on gross profit of these actions was in addition to the restructuring charges discussed below.

   Sales and Marketing. Sales and marketing expenses were $124.6 million (representing 20.8% of sales) in fiscal year 1999, compared to $113.9 million (representing 20.4% of sales) in fiscal year 1998. Some of the increase was due to marketing expenses of Chrompack International B.V. ("Chrompack"), which was acquired in the fourth quarter of fiscal year 1998. Additionally, the increase in the marketing expenses resulted from actions taken as part of the above-described reorganization, including costs to move people and equipment to new consolidated locations, writedown of field demonstration equipment following the accelerated transition to newer products, and other higher than normal costs related to the reorganization. These charges were in addition to the restructuring charges discussed below.

   Research and Development. Research and development expenses were $31.6 million (representing 5.3% of sales) in fiscal year 1999, compared to research and development expenses of $29.6 million (representing 5.3% of sales) in fiscal year 1998. The increase was primarily due to the additional research and development expenses of Chrompack, which was acquired in the fourth quarter of fiscal year 1998, and to increased spending on nuclear magnetic resonance spectrometers and imaging spectrometers.

   General and Administrative. General and administrative expenses were $41.8 million (representing 7.0% of sales) in fiscal year 1999, compared to $39.5 million (representing 7.1% of sales) in fiscal year 1998. The primary reason for this increase was the additional general and administrative costs of Chrompack, acquired in the fourth quarter of fiscal year 1998, and transition costs related to the Company's spin-off from VAI.

   Restructuring Charges. During the second quarter of fiscal year 1999, IB's management approved a program to consolidate field sales and service organizations in Europe, Australia, and the United States so as to fall within the direct responsibility of management at principal factories in those countries, in order to reduce costs, simplify management structure, and benefit from the infrastructure existing in those factories. This restructuring entailed consolidating certain sales, service, and support operations. The consolidation resulted in exiting of a product line, closing or downsizing of sales offices, and termination of approximately
100 personnel. The following table sets forth certain details associated with this restructuring:

                                                           Cash
                                                         Payments  Accrual at
                                          Restructuring and Other   October 1,
                                             Charges    Reductions    1999
                                          ------------- ---------- -----------
                                                     (In thousands)
   Lease payments and other facility
    expenses.............................    $ 2,205      $  961     $1,244
   Severance and other related employee
    benefits.............................      7,171       5,450      1,721
   Exited product line...................      1,598       1,598        --
                                             -------      ------     ------
     Total...............................    $10,974      $8,009     $2,965
                                             =======      ======     ======

   Net Interest Expense. Net interest expense was $2.0 million (representing 0.3% of sales) for fiscal year 1999. Prior to the Distribution on April 2, 1999, no debt had been allocated to the Company. See "Liquidity and Capital Resources" below.

   Taxes on Earnings. The effective income tax rate was 44.5% for fiscal year 1999, compared to 40.2% for fiscal year 1998. The fiscal year 1999 rate is higher than the fiscal year 1998 rate because the Company realized a larger proportion of high tax-rate, foreign country income during fiscal year 1999 than it did during fiscal year 1998, due primarily to restructuring and related charges incurred in lower tax-rate countries.

   Net Earnings. The decrease in net earnings to $7.3 million ($0.24 diluted net earnings per share) in fiscal year 1999, compared to net earnings of $23.4 million ($0.77 diluted net earnings per share) in fiscal year 1998, was primarily the result of the overall reorganization described above, which resulted in incremental costs primarily included in cost of sales, sales and marketing, and restructuring charges.

   Segments. Scientific Instruments sales of $396.1 million in fiscal year 1999 increased 9.1% over fiscal year 1998 sales of $363.1 million. The acquisition of Chrompack in the fourth quarter of fiscal year 1998 had a significant impact on the overall increase in sales. Earnings from operations of $12.5 million (3.2% of sales) decreased from $25.4 million (7.0% of sales) in fiscal year 1998. The reduction in earnings resulted from actions taken as part of the above-described reorganization which principally affected the Scientific Instruments segment and included costs to move people and equipment to new consolidated locations, writedown excess and obsolete inventories and field demonstration equipment following the accelerated transition to newer products, and other higher than normal costs related to the reorganization. Also included in the Scientific Instruments segment earnings were $10.3 million of the restructuring charges discussed above.

   Vacuum Technologies sales of $107.2 million in fiscal year 1999 declined 3.8% below fiscal year 1998 sales of $111.4 million primarily due to the slow down in the Asian markets and the weakness in semiconductor equipment demand. These impacts resulted in declining sales in the second half of fiscal year 1998 and through the first quarter of fiscal year 1999. In the second quarter of fiscal year 1999, demand began to strengthen and continued to grow in the third and fourth quarters of fiscal year 1999. Earnings from operations of $7.1 million (6.7% of sales) were down 38.2% from the $11.5 million (10.4% of sales) in fiscal year 1998. The decline in earnings from operations resulted primarily from the decline in sales volume and costs related to the above-described reorganization including restructuring charges of $0.7 million.

   Electronics Manufacturing sales of $95.6 million increased 14.8% from fiscal year 1998 sales of $83.2 million. The increase in sales was principally from the increasing demand from customers in the communications and medical equipment markets. Earnings from operations of $6.8 million (7.2% of sales) increased 21.4% from $5.6 million (6.8% of sales) in fiscal year 1998. The increase in earnings from operations was primarily due to the higher sales volume.

Fiscal Year 1998 Compared To Fiscal Year 1997

   Sales. Sales of $557.8 million in fiscal year 1998 were 2.9% higher than sales of $541.9 million in fiscal year 1997. Sales by the Scientific Instruments and Vacuum Technologies segments increased 5.3% and 2.7%, respectively. Sales by the Electronics Manufacturing segment decreased by 6.2%. The effect of the stronger U.S. dollar and a softening Asian market slowed sales growth during fiscal year 1998.

   Geographically, sales in North America of $311.5 million and Europe of $163.0 million in fiscal year 1998 represented increases of 3.0% and 15.0%, respectively, as compared to fiscal year 1997, while sales in Asia of $57.0 million in fiscal year 1998 declined 18.0% as compared to fiscal year 1997.

   Gross Profit. Gross profit of $221.4 million in fiscal year 1998 was 39.7% of sales, compared to $211.1 million, or 39.0% of sales, in fiscal year 1997. The increase in gross profit as a percentage of sales from fiscal year 1997 to fiscal year 1998 was primarily attributable to improved operating efficiencies.

   Sales and Marketing. Sales and marketing expenses of $113.9 million in fiscal year 1998 and $110.0 million in fiscal year 1997, were 20.4% of sales in fiscal year 1998 and 20.3% of sales in fiscal year 1997, as increases in expenses in the United States in fiscal year 1998 were offset by lower foreign marketing expenses due to the strengthening U.S. dollar.

   Research and Development. Research and development expenses of $29.6 million in fiscal year 1998 were 5.3% of sales compared to $32.0 million, or 5.9% of sales, in fiscal year 1997. This decrease reflected the shift away from outside consultants and the former Ginzton Research Center to in-house employees.

   General and Administrative. General and administrative expenses of $39.5 million, or 7.1% of sales, in fiscal year 1998, decreased from $42.3 million, or 7.8% of sales, in fiscal year 1997. The decrease in general and administrative expenses in fiscal year 1998 was due primarily to improved productivity and the effect of the stronger U.S. dollar on expenses outside the United States.

   Taxes on Earnings. The effective income tax rate was 40.2% in fiscal year 1998, compared to 47.0% in fiscal year 1997. These rates were higher than the U.S. federal statutory rate because IB had significant earnings in high-tax foreign countries. The fiscal year 1997 rate was greater than the fiscal year 1998 rate due to the larger portion of high-taxed foreign earnings in fiscal year 1997.

   Net Earnings. Net earnings of $23.4 million ($0.77 diluted net earnings per share) in fiscal year 1998 increased from the $14.2 million ($0.46 diluted net earnings per share) earned in fiscal year 1997. The increase in net earnings was due primarily to revenue growth in excess of marketing and general and administrative expenses and the other factors described above.

   Segments. Scientific Instruments sales of $363.1 million in fiscal year 1998 increased 5.3% over fiscal year 1997 sales of $344.7 million due to the increased shipments of high-end NMR spectrometers and the acquisition of Chrompack in the fourth quarter of fiscal year 1998. Earnings from operations of $25.4 million (7.0% of sales) in fiscal year 1998 increased from $18.9 million (5.5% of sales) in fiscal year 1997. The improvement in earnings resulted from the sales growth and cost reduction programs.

   Vacuum Technologies sales of $111.4 million in fiscal year 1998 increased 2.7% over fiscal year 1997 sales of $108.5 million. The effect of the stronger U.S. dollar and a softening Asian market slowed sales growth during fiscal year 1998. Earnings from operations in fiscal year 1998 of $11.5 million (10.4% of sales) were down from $ 11.7 million (10.8% of sales) in fiscal year 1997. The slight decline in earnings in fiscal year 1998 was principally from the above-mentioned effect of the stronger U.S. dollar and the softening Asian market.

   Electronics Manufacturing sales of $83.2 million in fiscal year 1998 declined 6.2% from fiscal year 1997 sales of $88.7 million. Electronics Manufacturing sales declined as a result of the slow down in the semiconductor market and softening Asian market. Earnings from operations of $5.6 million (6.8% of sales) increased 7.5% from fiscal year 1997 earnings from operations of $5.2 million (5.9% of sales). The earnings increase was the result of cost control measures.

Liquidity and Capital Resources

   VAI Cash and Debt Allocations. The Distribution Agreement provided for the division among the Company, VSEA, and VMS of VAI's cash and debt as of April 2, 1999. Under the Distribution Agreement, the Company was to assume 50% of VAI's term loans and receive an amount of cash from VAI such that it would have net debt (defined in the Distribution Agreement as the amount outstanding under the term loans and notes payable, less cash and cash equivalents) equal to approximately 50% of the net debt of the Company and VMS, subject to such adjustment as was necessary to provide VMS with a net worth (as defined in the Distribution Agreement) of between 40% and 50% of the aggregate net worth of the Company and VMS, and subject to further adjustment to reflect the Company's approximately 50% share of the estimated proceeds, if any, to be received by VMS after the Distribution from the sale of VAI's long-term leasehold interest at certain of its Palo Alto facilities, together with certain related buildings and other corporate assets, and the Company's obligation for approximately 50% of any estimated transaction expenses to be paid by VMS after the Distribution (in each case reduced for estimated taxes payable or tax benefits received from all sales and transaction expenses). Since the amounts transferred immediately prior to the Distribution were based on estimates, these and other adjustments may be required following the Distribution. As a result of these adjustments, the Company may be required to make cash payments to VMS and/or may be entitled to receive cash payments from VMS. Adjustments through October 1, 1999 resulted in net cash payments from VMS and an increase in stockholders' equity. The amount of any other required adjustment cannot be estimated, but management believes that any further adjustments will not have a material effect on the Company's financial condition.

   As of October 1, 1999, the Company had $71.0 million in uncommitted credit facilities for working capital purposes. As of October 1, 1999, no amount was outstanding under these credit facilities. All of these credit facilities contain certain conditions and events of default customary for such facilities.

   As of October 1, 1999, the Company had $55.5 million in term loans. As of October 1, 1999, fixed interest rates on the term loans ranged from 6.7% to 7.5%, and the weighted average interest rate on the term loans was

7.0%. The term loans contain certain covenants that limit future borrowings and the payment of cash dividends and require the maintenance of certain levels of working capital and operating results. For fiscal year 1999, the Company was in compliance with all restrictive covenants of the term loan agreements. As of October 1, 1999, the Company also had other long-term notes payable of $2.4 million with an interest rate of 2.3%.

   Future principal payments on long-term debt outstanding on October 1, 1999 will be $6.7 million, $6.4 million, $6.5 million, $3.0 million, $2.8 million, and $32.5 million during the fiscal years ended 2000, 2001, 2002, 2003, 2004 and thereafter, respectively.

   Based upon rates currently available to the Company for debt with similar terms and remaining maturities, the carrying amounts of long-term debt and notes payable approximate estimated fair value.

   Cash and Cash Equivalents. The Company generated $22.7 million of cash from operations in fiscal year 1999, which compares to $37.3 million in fiscal year 1998. The primary reason for this decrease in cash generated was lower net earnings due to the reorganization expenses and restructuring costs mentioned above. The company used $14.8 million of cash for investing activities in fiscal year 1999, which compares to $54.1 million in fiscal year 1998. The higher investing activity in fiscal 1998 was due to the acquisition of Chrompack. As of October 1, 1999 the Company has repaid all of the short-term debt taken on as part of the Distribution.

   The cash flow impact of certain actions relating to the above-described overall reorganization will continue for several more quarters. Management believes that the cash outflow will be approximately $3.0 million in fiscal year 2000.

   The Company currently has no plans to materially modify or expand its facilities or to make other material capital expenditures.

   The Distribution Agreement provides that the Company is responsible for certain litigation to which VAI was a party, and further provides that the Company will indemnify VMS and VSEA for one-third of the costs, expenses, and other liabilities relating to certain discontinued, former, and corporate operations of VAI, including certain environmental liabilities (see "Environmental Matters" below).

   The Company's liquidity is affected by many other factors, some based on the normal ongoing operations of the business and others related to the uncertainties of the industry and global economies. Although the Company's cash requirements will fluctuate based on the timing and extent of these factors, management believes that cash generated from operations, together with the Company's borrowing capability, will be sufficient to satisfy commitments for capital expenditures and other cash requirements for fiscal year 2000.

Environmental Matters

   The Company's operations are subject to various foreign, federal, state, and/or local laws regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. This includes discharges into soil, water and air, and the generation, handling, storage, transportation, and disposal of waste and hazardous substances. In addition, several countries are reviewing proposed regulations that would require manufacturers to dispose of their products at the end of their useful life. These laws could increase costs and potential liabilities associated with the conduct of the Company's operations.

   In addition, under the Distribution Agreement, the Company and VSEA each agreed to indemnify VMS for one-third of certain environmental investigation and remediation costs (after adjusting for any insurance proceeds and tax benefits recognized or realized by VMS for such costs), as further described below.

   VMS has been named by the U.S. Environmental Protection Agency or third parties as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, at nine sites where VAI is alleged to have shipped manufacturing waste for recycling, treatment, or disposal. VMS is also involved in various stages of environmental investigation, monitoring and/or remediation under the direction of, or in consultation with, foreign, federal, state, and/or local agencies at certain current VMS or former VAI facilities.

   For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken. As of October 1, 1999, it was nonetheless estimated that the Company's share of the future exposure for environmental-related investigation and remediation costs for these sites and facilities ranged in the aggregate from $4.6 million to $10.5 million (without discounting to present value). The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 30 years as of October 1, 1999. No amount in the foregoing range of estimated future costs is believed to be more probable of being incurred than any other amount in such range, and the Company therefore accrued $4.6 million as of October 1, 1999.

   As to other sites and facilities, sufficient knowledge has been gained to be able to better estimate the scope and costs of future environmental activities. As of October 1, 1999, it was estimated that the Company's share of the future exposure for environmental-related investigation and remediation costs for these sites and facilities ranged in the aggregate from $8.1 million to $13.7 million (without discounting to present value). The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 30 years as of October 1, 1999. As to each of these sites and facilities, it was determined that a particular amount within the range of estimated costs was a better estimate of the future environmental liability than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. Together, these amounts totaled $9.4 million at October 1, 1999. The Company therefore accrued $4.2 million as of October 1, 1999, which represents the best estimate of its share of these future costs discounted at 4%, net of inflation. This accrual is in addition to the $4.6 million described in the preceding paragraph. At October 1, 1999, the Company's reserve for environmental liabilities, based upon future environmental-related costs estimated by the Company as of that date, was calculated as follows:

                                                                     Total
                                          Recurring Non-Recurring Anticipated
   Fiscal Year                              Costs       Costs     Future Costs
   -----------                            --------- ------------- ------------
                                                     (In millions)
   2000..................................   $ 0.4       $1.0          $1.4
   2001..................................     0.6        0.4           1.0
   2002..................................     0.5        0.0           0.5
   2003..................................     0.5        0.0           0.5
   2004..................................     0.5        0.0           0.5
   Thereafter............................     9.6        0.5          10.1
                                            -----       ----          ----
   Total costs...........................   $12.1       $1.9          14.0
                                            =====       ====
   Less imputed interest.................                             (5.2)
                                                                      ----
   Reserve amount........................                              8.8
   Less current portion..................                             (1.4)
                                                                      ----
   Long term (included in other
    liabilities).........................                             $7.4
                                                                      ====

   The amounts set forth in the foregoing table are only estimates of anticipated future environmental-related costs, and the amounts actually spent in the years indicated may be greater or less than such estimates. The aggregate range of cost estimates reflects various uncertainties inherent in many environmental investigation and remediation activities and the large number of sites where such investigation and remediation activities are being undertaken.

   Claims for recovery of environmental investigation and remediation costs already incurred, and to be incurred in the future, have been asserted against various insurance companies and other third parties. VMS is now pursuing such recovery claims for the benefit of itself, VSEA and the Company. An insurance company has agreed to pay a portion of VAI's (now VMS') future environmental-related expenditures for which the Company has an indemnity obligation, and the Company therefore has a $1.3 million receivable in Other Assets as of October 1, 1999 for the Company's share of such recovery. The Company has not reduced any environmental-related liability in anticipation of recovery with respect to claims made against third parties.

   The Company's management believes that its reserves for the foregoing and certain other environmental-related matters are adequate, but as the scope of its obligation becomes more clearly defined, these reserves may be modified, and related charges or credits against earnings may be made. Although any ultimate liability arising from environmental-related matters described herein could result in significant expenditures that, if aggregated and assumed to occur within a single fiscal year, would be material to the Company's financial statements, the likelihood of such occurrence is considered remote. Based on information currently available and its best assessment of the ultimate amount and timing of environmental-related events, the Company's management believes that the costs of these environmental-related matters are not reasonably likely to have a material adverse effect on the Company's financial position or results of operations.

Legal Proceedings

   In the Distribution Agreement, the Company agreed to reimburse VMS for one-third of certain costs and expenses (after adjusting for any insurance proceeds and tax benefits recognized or realized by VMS for such costs and expenses) that are paid after April 2, 1999 and arise from actual or potential claims or legal proceedings relating to discontinued, former, or corporate operations of VAI. These shared liabilities are generally managed by VMS, and expenses and losses (adjusted for any insurance proceeds and tax benefits recognized or realized by VMS for such costs and expenses) are generally borne one-third each by the Company, VMS, and VSEA. Also, from time to time, the Company is involved in a number of its own legal actions and could incur an uninsured liability in one or more of them. While the ultimate outcome of all of the foregoing legal matters is not determinable, management believes that these matters are not reasonably likely to have a material adverse effect on the Company's financial position or results of operations.

Year 2000

   General. The "Year 2000" problem refers to computer programs and other equipment with embedded microprocessors ("non-IT systems") which use only the last two digits to refer to a year, and which therefore might not properly recognize a year that begins with "20" instead of the familiar "19." As a result, those computer programs and non-IT systems might be unable to operate or process accurately certain date-sensitive data before or after January 1, 2000. Because the Company relies heavily on computer programs and non-IT systems, and relies on third parties which themselves rely on computer programs and non-IT systems, the Year 2000 problem, if not addressed, could adversely affect the Company's business, results of operations, and financial condition.

   State of Readiness. VAI and IB previously initiated a comprehensive assessment of potential Year 2000 problems with respect to (1) the Company's internal systems, (2) the Company's products, and (3) significant third parties with which the Company does business. The Company is continuing that assessment for its businesses, although under the terms of the Transition Services Agreement among VMS, VSEA, and the Company, VMS is taking certain actions and otherwise assisting the Company with respect to certain Year 2000 implications with the Company's internal systems.

   The Company has substantially completed its assessment of potential Year 2000 problems in internal systems, which systems have been categorized as follows, in order of importance: (a) enterprise information systems; (b) enterprise networking and telecommunications; (c) factory-specific information systems; (d) non-IT systems; (e) computers and packaged software; and (f) facilities systems. With respect to enterprise information systems, VAI initiated in 1994 replacement of its existing systems with a single company-wide system supplied by SAP America Inc., which system is designed and tested by SAP for Year 2000 capability. Installation of the SAP enterprise information system has been staged to replace first those existing systems that are not Year 2000 capable. Installation of the SAP system for the Company is approximately 99% complete, and full completion is expected by the end of December 1999; upgrade of networking and telecommunications systems is complete; upgrade of factory-specific information systems is complete; and upgrade of non-IT systems, computers and packaged software, and facilities systems are approximately 98% complete, with 100% completion expected by the end of December 1999.

   The Company has initiated an assessment of potential Year 2000 problems in its current and previously sold products. With respect to current products, that assessment and corrective actions are complete, and the Company believes that all of its current products are Year 2000 capable; however, that conclusion is based in substantial part on Year 2000 assurances or warranties from suppliers of computers, software, and non-IT systems which are integrated into or sold with the Company's products. With respect to previously sold products, the Company does not intend to assess Year 2000 preparedness of every product it has ever sold. Rather it focused its assessments on products that (1) are still under written warranties or are still relatively early in their useful life, (2) are more likely to be dependent on non-IT systems that are not Year 2000 capable, and/or (3) cannot be easily upgraded with readily available externally utilized computers and packaged software. These assessments are substantially complete. Where the Company identifies previously sold products that are not Year 2000 capable, the Company intends in some cases to develop and offer to sell upgrades or retrofits, identify corrective measures which the customer could itself undertake, or identify for the customer other suppliers of upgrades or retrofits. There may be instances where the Company will be required to repair and/or upgrade such products at its own expense.

   The Company has substantially completed its assessment of its potential Year 2000 problems of third parties with which the Company has material relationships, primarily suppliers of products or services. These assessments have identified and prioritized critical suppliers, reviewed those suppliers' written assurances on their own assessments and correction of Year 2000 problems, and developed appropriate contingency plans for those suppliers which might not be adequately prepared for Year 2000 problems.

   Costs. The Company estimates that it had incurred approximately $1.2 million as of October 1, 1999 to assess and correct Year 2000 problems. Although difficult to assess, based on its assessment to date, the Company estimates that it will incur approximately $300,000 in additional costs to assess and correct Year 2000 problems, which costs are expected to be incurred in the first quarter of fiscal year 2000. All of these costs have been and will continue to be expensed as incurred. This estimate of future costs has not been reduced by expected recoveries from certain third parties, which are subject to indemnity, reimbursement, or warranty obligations for Year 2000 problems. In addition, the Company expects that certain costs will be offset by revenues generated by the sale of upgrades and retrofits and other customer support services relating to Year 2000 problems. However, there can be no assurance that the Company's actual costs to assess and correct Year 2000 problems will not be higher than the foregoing estimate.

   Risks. Failure by the company or its key suppliers to accurately assess and correct Year 2000 problems would likely result in interruption of certain of the Company's normal business operations, which could have a material adverse effect on the Company's business, results of operations, and financial condition. If the Company does not adequately identify and correct Year 2000 problems in its information systems, it could experience an interruption in its operations, including manufacturing, order processing, receivables collection, cash management, and accounting, such that there would be delays in product shipments, lost data, and a consequential impact on revenues, expenditures, cash flow, and financial reporting. If the Company does not adequately identify and correct Year 2000 problems in its non-IT systems, it could experience an interruption in its manufacturing and related operations, such that there would be delays in product shipments and a consequential impact on results of operations. If the Company does not adequately identify and correct Year 2000 problems in previously sold products, it could experience warranty or similar claims by users of products which do not function correctly and could incur higher warranty and service costs. If the Company does not adequately identify and correct Year 2000 problems of the significant third parties with which it does business, it could experience an interruption in the supply of key components or services from those parties, such that there would be delays in product shipments or services and a consequential impact on results of operations.

   Because of uncertainties as to the extent of Year 2000 problems with the Company's previously sold products and the extent of any legal obligation for the Company to correct Year 2000 problems in those products, the Company cannot fully assess the risks to the Company with respect to those products. The Company also cannot yet conclude that the failure of critical suppliers to assess and correct Year 2000 problems is not reasonably likely to have a material adverse effect on the Company's results of operations, and indeed the failure of certain suppliers to provide essential infrastructure services will likely have a material adverse effect on the Company's business, results of operations, and financial condition. The most difficult risks for the Company to assess and prepare for relate to basic infrastructure services (such as electricity, water, gas, telecommunications, transportation, distribution, and banking) provided by third parties, in particular those outside the United States.

   Management believes that the assessments and corrective actions described above have been or will be accomplished within the cost and time estimates stated. Although it is not expected that the Company will be 100% Year 2000 prepared by December 31, 1999, management does not currently believe that any Year 2000 non-compliance in the Company's information systems would have a material adverse effect on the Company's business, results of operations, or financial condition. However, given the inherent complexity and implications of the Year 2000 problem, there can be no assurance that actual costs will not be higher than currently anticipated or that corrective actions will not take longer than currently anticipated to complete. Risk factors which might result in higher costs or delays include the ability to identify and correct in a timely fashion Year 2000 problems; regulatory or legal obligations to correct Year 2000 problems in previously sold products; ability to retain and hire qualified personnel to perform assessments and corrective actions; the willingness and ability of critical suppliers to assess and correct their own Year 2000 problems, including the products they supply to the Company; and the additional complexity which will likely be caused by undertaking during fiscal year 2000 the separation (as a result of the Distribution) of enterprise information systems which the Company currently shares with VMS and VSEA.

   Contingency Plans. With respect to the Company's enterprise information systems, the Company has fully installed and tested the SAP system for Year 2000 compliance and therefore does not have a contingency plan for Year 2000. With respect to products and significant third parties, the Company is, as part of its near-complete assessment of potential Year 2000 problems, developing contingency plans for the more critical problems that might not be corrected before December 31, 1999. The focus of these contingency plans is the possible interruption of supply of key components or services from third parties.

Recent Accounting Pronouncements

   In June 1998, the Financial Accounting and Standards Board issued Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires derivatives to be measured at fair value and to be recorded as assets or liabilities on the balance sheet. The accounting for gains or losses resulting from changes in the fair values of those derivatives would be dependent upon the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 is effective for fiscal quarters and years beginning after June 15, 2000. The Company will adopt SFAS 133 in the fourth quarter of fiscal year 2000 and is in the process of determining the impact that adoption will have on the consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

   Foreign Currency Exchange Risk. The Company typically hedges its currency exposures associated with certain assets and liabilities denominated in non-functional currencies and with anticipated foreign currency cash flows. As a result, the effect of an immediate 10% change in exchange rates would not be material to the Company's financial condition or results of operations. The Company's forward exchange contracts have generally ranged from one to 12 months in original maturity, and no forward exchange contract has had an original maturity greater than one year. Forward exchange contracts outstanding as of October 1, 1999 that hedge the balance sheet were effective on October 1, 1999, and accordingly there were no unrealized gains or losses associated with such contracts and the fair value of these contracts approximates their notional values.

Forward Exchange Contracts Outstanding as of October 1, 1999

                                                              Notional Notional
                                                               Value     Value
                                                                Sold   Purchased
                                                              -------- ---------
                                                                (In thousands)
   British Pound............................................. $ 4,115   $9,862
   Japanese Yen..............................................   8,473      --
   Euro......................................................   7,577      --
   Canadian Dollar...........................................   2,250      --
                                                              -------   ------
     Total................................................... $22,415   $9,862
                                                              =======   ======

Interest Rate Risk

   The Company has no material exposure to market risk for changes in interest rates. The Company invests primarily in short-term U.S. Treasury securities, and changes in interest rates would not be material to the Company's financial condition or results of operations. The Company primarily enters into debt obligations to support general corporate purposes, including working capital requirements, capital expenditures, and acquisitions. At October 1, 1999 the Company's debt obligations had fixed interest rates.

   The estimated fair value of the Company's debt obligations approximates the principal amounts reflected below on rates currently available to the Company for debt with similar terms and remaining maturities.

   Although payments under certain of the Company's operating leases for its facilities are tied to market indices, the Company is not exposed to material interest rate risk associated with its operating leases.

Debt Obligations

 Principal Amounts and Related Weighted Average Interest Rates By Year of
Maturity

                                                Fiscal Years
                            ----------------------------------------------------------
                             2000    2001    2002    2003    2004   Thereafter  Total
                            ------  ------  ------  ------  ------  ---------- -------
                                               (In thousands)
   Long-term debt
    (including current
    portion)............... $6,716  $6,437  $6,482  $3,022  $2,781   $32,500   $57,938
   Average interest rate...    7.0%    6.9%    6.9%    6.2%    6.6%      6.8%      6.8%

Item 8. Financial Statements and Supplementary Data

   The response to this Item is submitted as a separate section to this report. See Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

   The information required by this Item with respect to the Company's executive officers is incorporated herein by reference from the information contained in Item 1 of Part I of this Report under the caption "Executive Officers." The information required by this Item with respect to the Company's directors and nominee for director is incorporated herein by reference from the information provided under the heading "Election of Director" of the Company's Proxy Statement. The information required by Item 405 of Regulation S-K is incorporated herein by reference from the information provided under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's Proxy Statement.

Item 11. Executive Compensation

   The information required by this Item is incorporated herein by reference from the information provided under the heading "Executive Compensation Information" of the Company's Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The information required by this Item is incorporated herein by reference from the information provided under the heading "Stock Ownership of Certain Beneficial Owners" of the Company's Proxy Statement.

Item 13. Certain Relationships and Related Transactions

   The information required by this Item is incorporated herein by reference from the information provided under the heading "Certain Relationships and Related Transactions" of the Company's Proxy Statement.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   (a) The following documents are filed as a part of this report:

     (1) Consolidated Financial Statements: (see index on page F-1 of this report)

     -- Report of Independent Accountants
     -- Consolidated Statements of Earnings for fiscal years 1999, 1998, and
  1997
     -- Consolidated Balance Sheets at fiscal year-end 1999 and 1998
     -- Consolidated Statements of Stockholders' Equity for fiscal years 1999, 1998, and 1997
     -- Consolidated Statements of Cash Flows for fiscal years 1999, 1998, and 1997
     -- Notes to the Consolidated Financial Statements

     (2) Consolidated Financial Statement Schedule: (see index on page F-1 of this report)

   The following financial statement schedule of the registrant and its subsidiaries for fiscal years 1999, 1998, and 1997 is filed as a part of this Report and should be read in conjunction with the Consolidated Financial Statements of the registrant and its subsidiaries.

     Schedule
     --------
        II    Valuation and Qualifying Accounts.

  All other required schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the consolidated financial statements or the notes thereto.

     (3) Exhibits

 Exhibit
   No.                                 Description
 -------                               -----------
  2.1    Amended and Restated Distribution Agreement, dated as of January 14,
          1999, among Varian Associates, Inc., Varian Semiconductor Equipment
          Associates, Inc. and Varian, Inc. (incorporated herein by reference to Exhibit 2.1 of the registrant's Form 10-Q for the quarter ended
          April 2, 1999).**

  3.1 Restated Certificate of Incorporation of Varian, Inc. (incorporated herein by reference to Exhibits 3.1 and 3.2 of the registrant's Form
          10-Q for the quarter ended April 2, 1999).

  3.2    By-Laws of Varian, Inc. (incorporated herein by reference to Exhibit
          3.3 of the registrant's Form 10-Q for the quarter ended April 2, 1999).

  4.1 Specimen Common Stock certificate (incorporated herein by reference to Exhibit 4.1 of the registrant's Form 10/A filed on March 8, 1999).

  4.2    Rights Agreement, dated as of February 18, 1999, between Varian, Inc.
          and First Chicago Trust Company of New York, as Rights Agent
          (incorporated herein by reference to Exhibit 4.2 of the registrant's
          Form 10/A filed on March 8, 1999).

 10.1 Employee Benefits Allocation Agreement, dated as of April 2, 1999, among Varian Associates, Inc., Varian Semiconductor Equipment
          Associates, Inc. and Varian, Inc. (incorporated herein by reference to Exhibit 10.1 of the registrant's Form 10-Q for the quarter ended
          April 2, 1999).**

 10.2    Intellectual Property Agreement, dated as of April 2, 1999, among
          Varian Associates, Inc., Varian Semiconductor Equipment Associates,
          Inc. and Varian, Inc. (incorporated herein by reference to Exhibit
          10.2 of the registrant's Form 10-Q for the quarter ended April 2,
          1999).**

 10.3    Tax Sharing Agreement, dated as of April 2, 1999, among Varian
          Associates, Inc., Varian Semiconductor Equipment Associates, Inc. and
          Varian, Inc. (incorporated herein by reference to Exhibit 10.3 of the registrant's Form 10-Q for the quarter ended April 2, 1999).**

Exhibit
  No.                                               Description
-------                                             -----------
10.4     Transition Services Agreement, dated as of April 2, 1999, among Varian Associates, Inc., Varian
          Semiconductor Equipment Associates, Inc. and Varian, Inc. (incorporated herein by reference to
          Exhibit 10.4 of the registrant's Form 10-Q for the quarter ended April 2, 1999).**

10.5     Varian, Inc. Amended and Restated Note Purchase and Private Shelf Agreement and Assumption
          dated as of April 2, 1999 (incorporated herein by reference to Exhibit 10.6 of the registrant's
          Form 10-Q for the quarter ended April 2, 1999).**

10.6*    Varian, Inc. Omnibus Stock Plan (incorporated herein by reference to Exhibit 10.9 of the registrant's
          Form 10 filed on February 12, 1999).

10.7*    Varian, Inc. Management Incentive Plan (incorporated herein by reference to Exhibit 10.10 of the registrant's Form 10/A filed on February 12, 1999).

10.8*    Amended and Restated Varian, Inc. Supplemental Retirement Plan.

10.9     Form of Indemnity Agreement between Varian, Inc. and its Directors and Officers
          (incorporated herein by reference to Exhibit 10.8 of the registrant's Form 10/A filed on March 8,
          1999).

10.10*   Amended and Restated Change in Control Agreement, dated as of April 2, 1999, between Varian, Inc.
          and Allen J. Lauer.

10.11*   Amended and Restated Change in Control Agreement, dated as of April 2, 1999, between Varian, Inc.
          and Arthur W. Homan.

10.12*   Form of Change in Control Agreement between Varian, Inc. and Certain Executive Officers
          (incorporated herein by reference to Exhibit 10.7 of the registrant's Form 10/A filed on March 8,
          1999).

10.13*   Change in Control Agreement, dated as of April 16, 1999, between Varian, Inc. and G. Edward
          McClammy (incorporated herein by reference to Exhibit 10.1 of the registrant's Form 10-Q for the quarter ended July 2, 1999).

10.14*   Change in Control Agreement, dated as of April 2, 1999, between Varian, Inc. and James L. Colbert
          (incorporated herein by reference to Exhibit 10.2 of the registrant's Form 10-Q for the quarter ended
          July 2, 1999).

10.15*   Description of Certain Compensatory Arrangements Between Registrant and Executive Officers
          (incorporated herein by reference to Exhibit 10.3 of the registrant's Form 10-Q for the quarter ended
          July 2, 1999).

10.16*   Description of Certain Compensatory Arrangement Between Registrant and G. Edward McClammy.

10.17*   Description of Certain Compensatory Arrangements Between Registrant and Non-Employee Directors.

  21     Subsidiaries of the registrant.

  23     Consent of Independent Accountants.

27.1     Financial Data Schedule for the fiscal year ended October 1, 1999 (EDGAR filing only).

--------
 * Management contract or compensatory plan or arrangement.

** Certain exhibits and schedules omitted.

   (b) Reports on Form 8-K.

   None.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          VARIAN, INC.
                                          (Registrant)

Dated: December 21, 1999
                                                 /s/ G. Edward McClammy
                                          By: _________________________________
                                                     G. Edward McClammy
                                                  Vice President and Chief
                                                     Financial Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                           Title                    Date
             ---------                           -----                    ----

      /s/ Allen J. Lauer             President and Chief           December 21, 1999
____________________________________  Executive Officer
           Allen J. Lauer             (Principal Executive
                                      Officer)

     /s/ G. Edward McClammy          Vice President and Chief      December 21, 1999
____________________________________  Financial Officer
         G. Edward McClammy           (Principal Financial
                                      Officer)

      /s/ James L. Colbert           Controller (Principal         December 21, 1999
____________________________________  Accounting Officer)
          James L. Colbert

        /s/ D.E. Mundell             Chairman of the Board         December 21, 1999
____________________________________
            D.E. Mundell

      /s/ John G. McDonald           Director                      December 21, 1999
____________________________________
          John G. McDonald

       /s/ Wayne R. Moon             Director                      December 21, 1999
____________________________________
           Wayne R. Moon

    /s/ Elizabeth E. Tallett         Director                      December 21, 1999
____________________________________
        Elizabeth E. Tallett

                                 EXHIBIT INDEX

   Set forth below is a list of exhibits that are being filed or incorporated by reference into this Report:

 Exhibit
 Number                                Description
 -------                               -----------
  2.1    Amended and Restated Distribution Agreement, dated as of January 14,
          1999, among Varian Associates, Inc., Varian Semiconductor Equipment
          Associates, Inc. and Varian, Inc. (incorporated herein by reference to Exhibit 2.1 of the registrant's Form 10-Q for the quarter ended
          April 2, 1999).**

  3.1 Restated Certificate of Incorporation of Varian, Inc. (incorporated herein by reference to Exhibits 3.1 and 3.2 of the registrant's Form
          10-Q for the quarter ended April 2, 1999).

  3.2    By-Laws of Varian, Inc. (incorporated herein by reference to Exhibit
          3.3 of the registrant's Form 10-Q for the quarter ended April 2,
          1999).

  4.1 Specimen Common Stock certificate (incorporated herein by reference to Exhibit 4.1 of the registrant's Form 10/A filed on March 8, 1999).

  4.2    Rights Agreement, dated as of February 18, 1999, between Varian, Inc.
          and First Chicago Trust Company of New York, as Rights Agent
          (incorporated herein by reference to Exhibit 4.2 of the registrant's
          Form 10/A filed on March 8, 1999).

 10.1 Employee Benefits Allocation Agreement, dated as of April 2, 1999, among Varian Associates, Inc., Varian Semiconductor Equipment
          Associates, Inc. and Varian, Inc. (incorporated herein by reference to Exhibit 10.1 of the registrant's Form 10-Q for the quarter ended
          April 2, 1999).**

 10.2    Intellectual Property Agreement, dated as of April 2, 1999, among
          Varian Associates, Inc., Varian Semiconductor Equipment Associates,
          Inc. and Varian, Inc. (incorporated herein by reference to Exhibit
          10.2 of the registrant's Form 10-Q for the quarter ended April 2,
          1999).**

 10.3    Tax Sharing Agreement, dated as of April 2, 1999, among Varian
          Associates, Inc., Varian Semiconductor Equipment Associates, Inc. and
          Varian, Inc. (incorporated herein by reference to Exhibit 10.3 of the registrant's Form 10-Q for the quarter ended April 2, 1999).**

 10.4    Transition Services Agreement, dated as of April 2, 1999, among Varian
          Associates, Inc., Varian Semiconductor Equipment Associates, Inc. and
          Varian, Inc. (incorporated herein by reference to Exhibit 10.4 of the registrant's Form 10-Q for the quarter ended April 2, 1999).**

 10.5    Varian, Inc. Amended and Restated Note Purchase and Private Shelf
          Agreement and Assumption dated as of April 2, 1999 (incorporated herein by reference to Exhibit 10.6 of the registrant's Form 10-Q for the quarter ended April 2, 1999).**

 10.6*   Varian, Inc. Omnibus Stock Plan (incorporated herein by reference to
          Exhibit 10.9 of the registrant's Form 10 filed on February 12, 1999).

 10.7*   Varian, Inc. Management Incentive Plan (incorporated herein by reference to Exhibit 10.10 of the registrant's Form 10/A filed on
          February 12, 1999).

 10.8*   Amended and Restated Varian, Inc. Supplemental Retirement Plan.

 10.9    Form of Indemnity Agreement between Varian, Inc. and its Directors and
          Officers (incorporated herein by reference to Exhibit 10.8 of the registrant's Form 10/A filed on March 8, 1999).

 10.10*  Amended and Restated Change in Control Agreement, dated as of April 2,
          1999, between Varian, Inc. and Allen J. Lauer.

 10.11*  Amended and Restated Change in Control Agreement, dated as of April 2,
          1999, between Varian, Inc. and Arthur W. Homan.

 Exhibit
 Number                                Description
 -------                               -----------
 10.12*  Form of Change in Control Agreement between Varian, Inc. and Certain
          Executive Officers (incorporated herein by reference to Exhibit 10.7 of the registrant's Form 10/A filed on March 8, 1999).

 10.13*  Change in Control Agreement, dated as of April 16, 1999, between
          Varian, Inc. and G. Edward McClammy (incorporated herein by reference to Exhibit 10.1 of the registrant's Form 10-Q for the quarter ended
          July 2, 1999).

 10.14*  Change in Control Agreement, dated as of April 2, 1999, between
          Varian, Inc. and James L. Colbert (incorporated herein by reference to Exhibit 10.2 of the registrant's Form 10-Q for the quarter ended
          July 2, 1999).

 10.15* Description of Certain Compensatory Arrangements Between Registrant and Executive Officers (incorporated herein by reference to Exhibit
          10.3 of the registrant's Form 10-Q for the quarter ended July 2,
          1999).

 10.16*  Description of Certain Compensatory Arrangement Between Registrant and
          G. Edward McClammy.

 10.17* Description of Certain Compensatory Arrangements Between Registrant and Non-Employee Directors.

 21      Subsidiaries of the registrant.

 23      Consent of Independent Accountants.

 27.1    Financial Data Schedule for the fiscal year ended October 1, 1999
          (EDGAR filing only).

--------
 * Management contract or compensatory plan or arrangement.

**Certain exhibits and schedules omitted.

                     VARIAN, INC. AND SUBSIDIARY COMPANIES

                                   FORM 10-K

            INDEX OF CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

   The following consolidated financial statements of the registrant and its subsidiaries are required to be included in Item 8:

                                                                          Page
                                                                          ----
Report of Independent Accountants........................................ F-2
Consolidated Statements of Earnings for fiscal years 1999, 1998, and
 1997.................................................................... F-3
Consolidated Balance Sheets at fiscal year-end 1999 and 1998............. F-4
Consolidated Statements of Stockholders' Equity for fiscal years 1999,
 1998, and 1997.......................................................... F-5
Consolidated Statements of Cash Flows for fiscal years 1999, 1998, and
 1997.................................................................... F-6
Notes to the Consolidated Financial Statements........................... F-7

   The following consolidated financial statement schedule of the registrant and its subsidiaries for fiscal years 1999, 1998, and 1997 is filed as a part of this Report as required to be included in Item 14(a) and should be read in conjunction with the Consolidated Financial Statements of the registrant and its subsidiaries:

 Schedule                                                                   Page
 --------                                                                   ----
  II      Valuation and Qualifying Accounts...............................  F-22

   All other required schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the consolidated financial statements or the notes thereto.

                     VARIAN INC. AND SUBSIDIARY COMPANIES

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Varian, Inc.:

   In our opinion, the accompanying consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Varian, Inc. and its subsidiaries at October 1, 1999 and October 2, 1998, and the results of their operations and their cash flows for each of the three years in the period ended October 1, 1999, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP
-----------------------------------
PricewaterhouseCoopers LLP

San Jose, California
October 28, 1999

                      VARIAN INC. AND SUBSIDIARY COMPANIES

                      CONSOLIDATED STATEMENTS OF EARNINGS

                                                           Fiscal Years
                                                    ---------------------------
                                                      1999     1998      1997
                                                    -------- --------  --------
                                                    (In thousands, except per
                                                          share amounts)
Sales.............................................. $598,887 $557,770  $541,946
Cost of sales......................................  374,698  336,387   330,845
                                                    -------- --------  --------
Gross profit.......................................  224,189  221,383   211,101
                                                    -------- --------  --------
Operating expenses
  Sales and marketing..............................  124,597  113,854   110,009
  Research and development.........................   31,554   29,620    31,987
  General and administrative.......................   41,843   39,456    42,303
  Restructuring charges............................   10,974      --        --
                                                    -------- --------  --------
  Total operating expenses.........................  208,968  182,930   184,299
                                                    -------- --------  --------
Operating earnings.................................   15,221   38,453    26,802
Interest expense (income), net.....................    2,018     (711)      --
                                                    -------- --------  --------
Earnings before income taxes.......................   13,203   39,164    26,802
Income tax expense.................................    5,875   15,736    12,597
                                                    -------- --------  --------
Net earnings....................................... $  7,328 $ 23,428  $ 14,205
                                                    ======== ========  ========
Net earnings per share:
  Basic............................................ $   0.24 $   0.77  $   0.47
                                                    ======== ========  ========
  Diluted.......................................... $   0.24 $   0.77  $   0.46
                                                    ======== ========  ========
Shares used in per share calculations:
  Basic............................................   30,442   30,423    30,423
                                                    ======== ========  ========
  Diluted..........................................   31,121   30,587    30,587
                                                    ======== ========  ========


        See accompanying Notes to the Consolidated Financial Statements.

                      VARIAN INC. AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                                                           Fiscal Years
                                                    ---------------------------
                                                        1999          1998
                                                    ------------- -------------
                                                    (In thousands, except share
                                                       and par value amounts)
ASSETS
Current assets
  Cash and cash equivalents........................ $      23,348 $         --
  Accounts receivable, net.........................       151,437       143,836
  Inventories......................................        66,634        71,575
  Deferred taxes...................................        25,508        19,500
  Other current assets.............................         8,405         6,760
                                                    ------------- -------------
  Total current assets.............................       275,332       241,671
Property, plant and equipment, net.................        83,654        94,719
Other assets.......................................        66,090        67,709
                                                    ------------- -------------
Total assets....................................... $     425,076 $     404,099
                                                    ============= =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current portion of long-term debt................ $       6,717 $         --
  Accounts payable.................................        40,442        34,320
  Accrued liabilities..............................       116,128       115,258
                                                    ------------- -------------
  Total current liabilities........................       163,287       149,578
Long-term debt.....................................        51,221           --
Deferred taxes.....................................         8,453         4,192
Other liabilities..................................         7,453         6,862
                                                    ------------- -------------
Total liabilities..................................       230,414       160,632
                                                    ------------- -------------

Commitments and contingencies (notes 9 and 14)

Stockholders' equity
  Preferred stock--par value $.01, authorized--
   1,000,000 shares; issued--none..................           --            --
  Common stock--par value $.01, authorized--
   99,000,000 shares; issued and outstanding-
   30,563,094 shares at October 1, 1999 and none at
   October 2, 1998.................................       181,619           --
  Retained earnings................................        13,043           --
  Divisional equity................................           --        243,467
                                                    ------------- -------------
  Total stockholders' equity.......................       194,662       243,467
                                                    ------------- -------------
Total liabilities and stockholders' equity......... $     425,076 $     404,099
                                                    ============= =============


        See accompanying Notes to the Consolidated Financial Statements.

                      VARIAN INC. AND SUBSIDIARY COMPANIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                  Common Stock
                                 --------------- Retained Divisional
                                 Shares  Amount  Earnings   Equity     Total
                                 ------ -------- -------- ----------  --------
                                                (In thousands)
Balance, fiscal year-end 1996..     --  $    --  $   --   $ 154,893   $154,893
Net transfers from Varian
 Associates, Inc...............     --       --      --      34,198     34,198
Net earnings...................     --       --      --      14,205     14,205
                                 ------ -------- -------  ---------   --------
Balance, fiscal year-end 1997..     --       --      --     203,296    203,296
Net transfers from Varian
 Associates, Inc...............     --       --      --      16,743     16,743
Net earnings...................     --       --      --      23,428     23,428
                                 ------ -------- -------  ---------   --------
Balance, fiscal year-end 1998..     --       --      --     243,467    243,467
Net transfers to Varian
 Associates, Inc. .............     --       --      --     (57,293)   (57,293)
Distribution of Common Stock to
 Varian Associates, Inc.
 stockholders..................  30,423  180,459     --    (180,459)       --
Stock options exercised........     140    1,160     --         --       1,160
Net earnings...................     --       --   13,043     (5,715)     7,328
                                 ------ -------- -------  ---------   --------
Balance, fiscal year-end 1999..  30,563 $181,619 $13,043  $     --    $194,662
                                 ====== ======== =======  =========   ========


        See accompanying Notes to the Consolidated Financial Statements.

                      VARIAN INC. AND SUBSIDIARY COMPANIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Fiscal Years
                                                  ----------------------------
                                                    1999      1998      1997
                                                  --------  --------  --------
                                                        (In thousands)
Cash Flows From Operating Activities
Net earnings....................................  $  7,328  $ 23,428  $ 14,205
Adjustments to reconcile net earnings to net
 cash provided by operating activities
  Depreciation and amortization.................    17,699    17,541    19,449
  Loss on disposition of property, plant and
   equipment....................................       687       --        --
  Deferred taxes................................    (1,747)   (2,225)     (811)
  Changes in assets and liabilities
    Accounts receivable, net....................    (7,601)    2,063   (15,201)
    Inventories.................................     4,941    (1,269)   (6,172)
    Other current assets........................    (3,666)      564       851
    Accounts payable............................     6,122    (9,012)    7,531
    Accrued liabilities.........................      (870)   (2,916)    2,087
    Other liabilities...........................       591       617       284
    Other.......................................      (819)    8,531    (4,620)
                                                  --------  --------  --------
Net cash provided by operating activities.......    22,665    37,322    17,603
                                                  --------  --------  --------
Cash Flows From Investing Activities
Proceeds from sale of property, plant, and
 equipment......................................       245       --        --
Purchase of property, plant, and equipment......   (15,028)  (19,358)  (20,803)
Purchase of businesses, net of cash acquired....       --    (34,707)  (30,998)
                                                  --------  --------  --------
Net cash used in investing activities...........   (14,783)  (54,065)  (51,801)
                                                  --------  --------  --------
Cash Flows from Financing Activities
Net issuance (payment) of short-term debt.......   (12,240)      --        --
Repayment of long-term debt.....................    (1,296)      --        --
Option exercises................................     1,160       --        --
Net transfers from Varian Associates, Inc. and
 Varian Medical Systems, Inc. ..................    27,842    16,743    34,198
                                                  --------  --------  --------
Net cash provided by financing activities.......    15,466    16,743    34,198
                                                  --------  --------  --------
Net increase in cash and cash equivalents.......    23,348       --        --
Cash and cash equivalents at beginning of
 period.........................................       --        --        --
                                                  --------  --------  --------
Cash and cash equivalents at end of period......  $ 23,348  $    --   $    --
                                                  ========  ========  ========
Non-Cash Investing and Financing Activities
Debt assumed/transferred from Varian Associates,
 Inc............................................  $ 71,465
Transfer of property, plant, and equipment......  $  9,900

Supplemental Cash Flow Information
Income taxes paid...............................  $ 11,210
Interest paid...................................  $  1,881

        See accompanying Notes to the Consolidated Financial Statements.

                     VARIAN INC. AND SUBSIDIARY COMPANIES

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--Description of Business and Basis of Presentation

   Varian, Inc., (the "Company") is a major supplier of scientific instruments and consumables, vacuum technology products and services, and contract electronics manufacturing services. These businesses primarily serve life science, health care, semiconductor processing, communications, industrial and academic customers.

   Until April 2, 1999, the business of the Company was operated as the Instrument Business ("IB") of Varian Associates, Inc. ("VAI"). VAI contributed IB to the Company; then on April 2, 1999, VAI distributed to the holders of record of VAI common stock on March 24, 1999 one share of common stock of the Company for each share of VAI common stock outstanding on April 2, 1999 (the "Distribution"). At the same time, VAI contributed its Semiconductor Equipment business to Varian Semiconductor Equipment Associates, Inc. ("VSEA") and distributed to the holders of record of VAI common stock on March 24, 1999 one share of common stock of VSEA for each share of VAI common stock outstanding on April 2, 1999. VAI retained its Health Care Systems business and changed its name to Varian Medical Systems, Inc. ("VMS") effective as of April 3, 1999. These transactions were accomplished under the terms of an Amended and Restated Distribution Agreement dated as of January 14, 1999 by and among the Company, VAI and VSEA (the "Distribution Agreement"). For purposes of providing an orderly transition and to define certain ongoing relationships between and among the Company, VMS, and VSEA after the Distribution, the Company, VMS, and VSEA also entered into certain other agreements which include an Employee Benefits Allocation Agreement, an Intellectual Property Agreement, a Tax Sharing Agreement, and a Transition Services Agreement.

   The consolidated financial statements generally reflect IB's results of operations, financial position and cash flows through April 2, 1999, the date of the Distribution, and the Company's results of operations, financial position, and cash flows from April 3, 1999 to October 1, 1999. Significant intercompany balances, transactions, and stock holdings have been eliminated in consolidation. The financial results for periods prior to April 3, 1999 included in these consolidated financial statements have been carved out from the financial statements of VAI using the historical results of operations and historical bases of the assets and liabilities of IB. The consolidated financial statements include the accounts of IB after elimination of inter-business balances and transactions. The consolidated financial statements also include, among other things, allocations of certain VAI corporate assets (including pension assets), liabilities (including profit sharing and pension benefits), and expenses (including legal, accounting, employee benefits, insurance services, information technology services, treasury, and other corporate overhead) to IB. These amounts have been allocated to IB on the basis that is considered by management to reflect most fairly or reasonably the utilization of the services provided to or the benefit obtained by IB. Typical measures and activity indicators used for allocation purposes include headcount, sales revenue, and payroll expense. The Company's management believes that the methods used to allocate these amounts are reasonable. However, these allocations are not necessarily indicative of the amounts that would have been or that will be recorded by the Company on a stand-alone basis.

NOTE 2--Summary of Significant Accounting Policies

   Fiscal Year. The Company's fiscal years reported are the 52- or 53-week periods which ended on the Friday nearest September 30. Fiscal year 1999 comprises the 52-week period ended on October 1, 1999. Fiscal year 1998 comprises the 53-week period ended on October 2, 1998. Fiscal year 1997 comprises the 52-week period ended on September 26, 1997.

   Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

                     VARIAN INC. AND SUBSIDIARY COMPANIES

   Revenue Recognition. Sales and related costs of sales are recognized upon shipment of products. The Company's products are generally subject to warranty, and the Company provides for the estimated future costs of repair, replacement, or customer accommodation in costs of sales. Service revenue, which is less than 10% of the net sales in fiscal years 1999, 1998, and 1997, is recognized ratably over the period of the related contract.

   Foreign Currency Translation. For non-U.S. operations, the U.S. dollar is the functional currency. Monetary assets and liabilities of foreign subsidiaries are translated into U.S. dollars at exchange rates at the end of the fiscal year. Non-monetary assets such as inventories and property, plant, and equipment are translated at historical rates. Income and expense items are translated at effective rates of exchange prevailing during each year, except that inventories and depreciation charged to operations are translated at historical rates. The aggregate exchange loss included in general and administrative expenses for fiscal years 1999, 1998, and 1997 was $2.4 million, $2.0 million, and $2.6 million, respectively.

   Concentration of Credit Risk. Financial instruments that potentially subject the Company to concentrations of credit risk comprise cash and cash equivalents, trade accounts receivable, and forward exchange contracts. The Company invests primarily in short-term U.S. Treasury securities. The Company sells its products and extends trade credit to a large number of customers, who are dispersed across many different industries and geographies. The Company performs ongoing credit evaluations of these customers and generally does not require collateral from them. Trade accounts receivable include allowances for doubtful accounts for fiscal years 1999 and 1998 of $1.8 million and $0.7 million, respectively. The Company seeks to minimize credit risk relating to forward exchange contracts by limiting its counter-parties to major financial institutions.

   Cash and Cash Equivalents. The Company considers currency on hand, demand deposits, and all highly liquid debt securities with an original maturity of three months or less to be cash and cash equivalents. Fair value of cash, cash equivalents, and short-term investments approximate cost due to the short period of time to maturity.

   Inventories. Inventories are valued at the lower of cost or market (net realizable value) using the last-in, first-out (LIFO) cost for certain U.S. inventories. All other inventories are valued principally at average cost. If the first-in, first-out (FIFO) method had been used for those operations valuing inventories on a LIFO basis, inventories would have been higher than reported for fiscal years ended 1999 and 1998 by $14.4 million and $13.7 million, respectively.

   Property, Plant, and Equipment. Property, plant and equipment are stated at cost. Major improvements are capitalized, while maintenance and repairs are expensed currently. Plant and equipment are depreciated over their estimated useful lives using the straight-line method for financial reporting purposes and accelerated methods for tax purposes. Machinery and equipment lives vary from three to 10 years, and buildings are depreciated from 20 to 40 years. Leasehold improvements are amortized using the straight-line method over their estimated useful lives, or the remaining term of the lease, whichever is less. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation are removed from the accounts.

   Other Assets. Goodwill, which is the excess of the cost of acquired businesses over the sum of the amounts assigned to identifiable assets acquired, less liabilities assumed, is amortized on a straight-line basis over periods ranging from 10 to 40 years.

   Research and Development. Company-sponsored research and development costs related to both present and future products are expensed currently.

   Reclassification. Certain amounts in prior years' financial statements have been reclassified to conform to the current presentation of the financial statements.

                     VARIAN INC. AND SUBSIDIARY COMPANIES

   Recent Accounting Pronouncements. In June 1998, the Financial Accounting and Standards Board issued Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires derivatives to be measured at fair value and to be recorded as assets or liabilities on the balance sheet. The accounting for gains or losses resulting from changes in the fair values of those derivatives would be dependent upon the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 is effective for fiscal quarters and years beginning after June 15, 2000. The Company will adopt SFAS 133 in the fourth quarter of fiscal year 2000 and is in the process of determining the impact that adoption will have on the consolidated financial statements.

NOTE 3--Balance Sheet Detail

                                                                1999     1998
                                                              -------- --------
                                                               (In thousands)
INVENTORIES
Raw materials and parts...................................... $ 36,149 $ 32,100
Work in process..............................................    5,487    6,700
Finished goods...............................................   24,998   32,775
                                                              -------- --------
                                                              $ 66,634 $ 71,575
                                                              ======== ========
PROPERTY, PLANT AND EQUIPMENT
Land and land improvements................................... $  4,942 $  5,300
Buildings....................................................   63,202   76,800
Machinery and equipment......................................  124,620  135,385
Construction in progress.....................................    3,584    1,900
                                                              -------- --------
                                                               196,348  219,385
Less: accumulated depreciation...............................  112,694  124,666
                                                              -------- --------
Property, plant, and equipment, net.......................... $ 83,654 $ 94,719
                                                              ======== ========
OTHER ASSETS
Net goodwill................................................. $ 59,653 $ 60,078
Other........................................................    6,437    7,631
                                                              -------- --------
                                                              $ 66,090 $ 67,709
                                                              ======== ========
ACCRUED LIABILITIES
Payroll and employee benefits................................ $ 33,394 $ 33,100
Income taxes.................................................   14,254   19,200
Deferred income..............................................   15,899   14,700
Insurance....................................................    7,609    7,700
Product warranty.............................................    8,961    7,600
Other........................................................   36,011   32,958
                                                              -------- --------
                                                              $116,128 $115,258
                                                              ======== ========

NOTE 4--Forward Exchange Contracts

   The Company enters into forward exchange contracts to mitigate the effects of operational (firm sales order and purchase commitments) and monetary asset and liability exposures to fluctuations in foreign currency exchange rates. The Company does not enter into forward exchange contracts for trading purposes. When the Company's forward exchange contracts hedge operational exposure, the effects of movements in currency exchange rates on these instruments are recognized in income when the related revenues and expenses are recognized. All forward exchange contracts hedging operational exposure are designated and highly effective as

                     VARIAN INC. AND SUBSIDIARY COMPANIES
hedges. The critical terms of all forward exchange contracts hedging operational exposure and of the forecasted transactions being hedged are substantially identical. Accordingly, the Company expects that changes in the fair value or cash flows of the hedging instruments and the hedged transactions (for the risk that is being hedged) will completely offset at the hedge's inception and on an ongoing basis. Gains and losses related to hedges of operational exposures are deferred and are recognized in income or as adjustments of carrying amounts when the hedged transaction occurs. Any deferred gains or losses are included in accrued expenses in the balance sheet. If a hedging instrument is sold or terminated prior to maturity, gains and losses continue to be deferred until the hedged item is recognized in income. If a hedging instrument ceases to quality as a hedge, any subsequent gains and losses are recognized currently in income.

   When forward exchange contracts hedge monetary asset and liability exposures to fluctuations in currency exchange rates, fluctuations in the value of such contracts are recognized in income each period as the underlying currency exchange rates change.

   Because the impact of movements in currency exchange rates on these forward exchange contracts generally offsets the related gains and losses arising from translation of the underlying monetary assets and liabilities being hedged, these instruments do not subject the Company to risk that would otherwise result from changes in currency exchange rates.

   The Company's forward exchange contracts generally range from one to 12 months in original maturity. Forward exchange contracts outstanding as of October 1, 1999 that hedge the balance sheet were effective October 1, 1999, and accordingly there were no unrealized gains or losses associated with such contracts and the fair value of these contracts approximates their notional values. Forward exchange contracts that were outstanding as of October 1, 1999 are summarized as follows:

                                                   Notional Value Notional Value
                                                        Sold        Purchased
                                                   -------------- --------------
                                                          (In thousands)
   British Pound..................................    $ 4,115         $9,862
   Japanese Yen...................................      8,473            --
   Euro...........................................      7,577            --
   Canadian Dollar................................      2,250            --
                                                      -------         ------
     Total........................................    $22,415         $9,862
                                                      =======         ======

NOTE 5--Acquisitions

   In July 1998, the Company acquired all of the outstanding common stock of Chrompack International B.V ("Chrompack") for approximately $28.9 million in cash and the extinguishment of debt. Chrompack is a manufacturer of chromatography products and analytical instruments used by scientific and industrial laboratories. This acquisition has been accounted for under the purchase method; accordingly, the Company's combined operating results include 100% of the operating results of Chrompack subsequent to the acquisition date. The Company is amortizing acquired goodwill of $20.9 million over 40 years using the straight line method.

   In October 1996, the Company acquired the principal assets and properties of the high performance liquid chromatography and columns business of Rainin Instrument Company, Inc. ("Rainin") for approximately $24.0 million. This acquisition has been accounted for under the purchase method; accordingly, the Company's combined operating results include 100% of the operating results of Rainin subsequent to the acquisition date. The Company is amortizing acquired goodwill of $21.7 million over 40 years using the straight line method.

                     VARIAN INC. AND SUBSIDIARY COMPANIES

   Pro forma sales, earnings from operations, net earnings, and net earnings per share have not been presented because the effects of these acquisitions were not material on either an individual or an aggregated basis.

NOTE 6--Net Earnings Per Share

   Basic earnings per share are calculated based on net earnings and the weighted-average number of shares outstanding during the reported period. Diluted earnings per share include dilution from potential common stock shares issuable pursuant to the exercise of outstanding stock options determined using the treasury stock method.

   For periods prior to April 3, 1999, pro forma earnings per share were calculated assuming that the weighted-average number of shares outstanding during the period equaled the number of shares of common stock outstanding as of the Distribution on April 2, 1999. Also, for computing pro forma diluted earnings per share, the additional shares issuable upon exercise of stock options were determined using the treasury stock method based on the number of replacement stock options issued as of the Distribution on April 2, 1999.

   For the fiscal year ended October 1, 1999, options to purchase 1,150,738 potential common stock shares with exercise prices greater than the weighted-average market value of such common stock were excluded from the calculation of diluted earnings per share. For the fiscal years ended October 2, 1998 and September 26, 1997, options to purchase 3,030,355 potential common stock shares with exercise prices greater than the market value on April 2, 1999 of such common stock were excluded from the calculation of diluted earnings per share.

   A reconciliation follows:

                                                         1999    1998    1997
                                                        ------- ------- -------
                                                         (In thousands except
                                                          per share amounts)
   Basic
   Net earnings........................................ $ 7,328 $23,428 $14,205
   Weighted average shares outstanding.................  30,442  30,423  30,423
   Net earnings per share.............................. $  0.24 $  0.77 $  0.47
                                                        ======= ======= =======
   Diluted
   Net earnings........................................ $ 7,328 $23,428 $14,205
   Weighted average shares outstanding.................  30,442  30,423  30,423
   Net effect of dilutive stock options................     679     164     164
                                                        ------- ------- -------
   Total shares........................................  31,121  30,587  30,587
   Net earnings per share.............................. $  0.24 $  0.77 $  0.46
                                                        ======= ======= =======

NOTE 7--Debt and Credit Facilities

   The Distribution Agreement provided for the division among the company, VSEA, and VMS of VAI's cash and debt as of April 2, 1999. Under the Distribution Agreement, the Company was to assume 50% of VAI's term loans and receive an amount of cash from VAI such that it would have net debt (defined in the Distribution Agreement as the amount outstanding under the term loans and notes payable, less cash and cash equivalents) equal to approximately 50% of the net debt of the Company and VMS, subject to such adjustment as was necessary to provide VMS with a net worth (as defined in the Distribution Agreement) of between 40% and 50% of the aggregate net worth of the Company and VMS, and subject to further adjustment to reflect the Company's approximately 50% share of the estimated proceeds, if any, to be received by VMS after the Distribution from the sale of VAI's long-term leasehold interest at certain of its Palo Alto facilities, together with certain related buildings and other corporate assets, and the Company's obligation for approximately 50% of any

                     VARIAN INC. AND SUBSIDIARY COMPANIES
estimated transaction expenses to be paid by VMS after the Distribution (in each case reduced for estimated taxes payable or tax benefits received from all sales and transaction expenses). Since the amounts transferred immediately prior to the Distribution were based on estimates, these and other adjustments may be required following the Distribution. As a result of these adjustments, the Company may be required to make cash payments to VMS and/or may be entitled to receive cash payments from VMS. Adjustments through October 1, 1999 resulted in net cash payments from VMS and an increase in stockholders' equity. The amount of any other required adjustment cannot be estimated, but management believes that any further adjustments will not have a material effect on the Company's financial condition.

   As of October 1, 1999, the Company has $71.0 million in uncommitted credit facilities for working capital purposes. As of October 1, 1999, no amount was outstanding under these credit facilities. All of these credit facilities contain certain conditions and events of default customary for such facilities.

   As of October 1, 1999, the Company had $55.5 million in term loans. As of October 1, 1999, fixed interest rates on the term loans ranged from 6.7% to 7.5% and the weighted average interest rate on the term loans was 7.0%. The term loans contain certain covenants that limit future borrowings and the payment of cash dividends and require the maintenance of certain levels of working capital and operating results. For fiscal year 1999, the Company was in compliance with all restrictive covenants of the term loan agreements. As of October 1, 1999, the Company also had other long-term notes payable of $2.4 million with an interest rate of 2.3%.

   Future principal payments on long-term debt outstanding on October 1, 1999 will be $6.7 million, $6.4 million, $6.5 million, $3.0 million, $2.8 million, and $32.5 million during the fiscal years ended 2000, 2001, 2002, 2003, 2004 and thereafter, respectively.

   Based upon rates currently available to the Company for debt with similar terms and remaining maturities, the carrying amounts of long-term debt and notes payable approximate estimated fair value.

NOTE 8--Employee Stock Plans

   Effective April 2, 1999, the Company adopted the Omnibus Stock Plan (the "Plan") under which shares of common stock can be issued to officers, directors, consultants, and key employees. The maximum number of shares of the Company common stock available for awards under the Plan is 4,200,000 plus such number of shares as are granted in substitution for other options in connection with the Distribution.

   The Plan is administered by the Compensation Committee of the Company's Board of Directors. The exercise price for stock options granted under the Plan may not be less than 100% of the fair market value at the date of the grant. Options granted are exercisable at the times and on the terms established by the Compensation Committee, but not later than 10 years after the date of grant. Options granted are generally exercisable in cumulative installments of one-third each year commencing one year following the date of grant.

   In connection with the Distribution, certain holders of options to purchase shares of VAI common stock received replacement options from the Company to purchase shares of the Company's common stock. Effective April 2, 1999, the Company granted such replacement options to purchase 4,299,639 shares of the Company's common stock with an average exercise price of $11.16 per share. For the six months ended October 1, 1999, replacement options to purchase an additional 12,036 shares were granted, which brings the total options granted in connection with the Distribution to 4,311,675 shares. Such stock options vest over the same vesting periods as the original VAI stock options, typically three years, and have the same expiration dates as the original VAI stock options.

                     VARIAN INC. AND SUBSIDIARY COMPANIES

   At October 1, 1999, Options with respect to 2,672,809 shares were available for grant.

Option Activity Under the Plan

                                                                Weighted Average
                                                        Shares   Exercise Price
                                                        ------  ----------------
                                                         (In thousands except
                                                          per share amounts)
   Outstanding at April 2, 1999........................ 4,300        $11.16
   Granted............................................. 1,571        $ 9.65
   Exercised...........................................  (140)       $ 8.27
   Cancelled or expired................................   (44)       $13.34
                                                        -----
   Outstanding at October 1, 1999...................... 5,687        $10.81
                                                        =====
   Shares exercisable at October 1, 1999............... 3,401        $10.72
                                                        =====        ======

Outstanding and Exercisable Options at October 1, 1999

                             Options Outstanding           Options Exercisable
                     ----------------------------------- -----------------------
                                     Weighted
                                      Average
                                     Remaining  Weighted                Weighted
                         Shares     Contractual Average      Shares     Average
       Range of       Outstanding      Life     Exercise  Outstanding   Exercise
   Exercise Prices   (in thousands) (in years)   Price   (in thousands)  Price
   ---------------   -------------- ----------- -------- -------------- --------
   $3.69-$8.25.....        520          1.7      $ 6.00        485       $ 5.84
   $8.77-$9.29.....        650          2.7      $ 8.80        644       $ 8.77
   $9.50-$11.71....      1,547          9.4      $ 9.60        141       $10.30
   $11.77-$13.88...      1,883          6.2      $11.94      1,579       $11.83
   $14.16-$16.31...      1,087          7.3      $14.26        552       $14.21
                         -----                               -----
     Total.........      5,687          6.5      $10.81      3,401       $10.72
                         =====          ===      ======      =====       ======

   The Company has adopted the pro forma disclosure provisions of SFAS 123, "Accounting for Stock-Based Compensation." Accordingly, the Company applies APB Opinion 25 and related Interpretations in accounting for its stock compensation plans. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS 123, net earnings and net earnings per share would have been reduced to the pro forma amounts shown below:

                                                                       1999
                                                                  --------------
                                                                  (In thousands
                                                                    except per
                                                                  share amounts)
   Net earnings..................................................     $6,682
   Net earnings per share
     Basic.......................................................     $ 0.22
     Diluted.....................................................     $ 0.21

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                                           1999
                                                                           ----
   Expected dividend yield................................................ 0.0%
   Risk-free interest rate................................................ 5.8%
   Expected volatility....................................................  30%
   Expected life (in years)............................................... 5.9

                     VARIAN INC. AND SUBSIDIARY COMPANIES

   The weighted average estimated fair value of employee stock options granted during the six-month period ended October 1, 1999 was $3.95 per share.

   The presentation of pro forma net earnings and net earnings per share does not include the effects of options granted prior to April 2, 1999, and accordingly, is not representative of future pro forma calculations.

NOTE 9--Contingencies

   Environmental Matters. In the Distribution Agreement, the Company and VSEA each agreed to indemnify VMS for one-third of certain environmental investigation and remediation costs (after adjusting for any insurance proceeds and tax benefits recognized or realized by VMS for such costs), as further described below.

   VMS has been named by the U.S. Environmental Protection Agency or third parties as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, at nine sites where VAI is alleged to have shipped manufacturing waste for recycling, treatment, or disposal. VMS is also involved in various stages of environmental investigation, monitoring and/or remediation under the direction of, or in consultation with, foreign, federal, state and/or local agencies at certain current VMS or former VAI facilities.

   For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken. As of October 1, 1999, it was nonetheless estimated that the Company's share of the future exposure for environmental-related investigation and remediation costs for these sites and facilities ranged in the aggregate from $4.6 million to $10.5 million (without discounting to present value). The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 30 years as of October 1, 1999. No amount in the foregoing range of estimated future costs is believed to be more probable of being incurred than any other amount in such range, and the Company therefore accrued $4.6 million as of October 1, 1999.

   As to other sites and facilities, sufficient knowledge has been gained to be able to better estimate the scope and costs of future environmental activities. As of October 1, 1999, it was estimated that the Company's share of the future exposure for environmental-related investigation and remediation costs for these sites and facilities ranged in the aggregate from $8.1 million to $13.7 million (without discounting to present value). The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 30 years as of October 1, 1999. As to each of these sites and facilities, it was determined that a particular amount within the range of estimated costs was a better estimate of the future environmental liability than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. Together, these amounts totaled $9.4 million at October 1, 1999. The Company therefore accrued $4.2 million as of October 1, 1999, which represents the best estimate of its share of these future costs discounted at 4%, net of inflation. This accrual is in addition to the $4.6 million described in the preceding paragraph.

                     VARIAN INC. AND SUBSIDIARY COMPANIES

   At October 1, 1999, the Company's reserve for environmental liabilities, based upon future environmental-related costs estimated by the Company as of that date, was calculated as follows:

                                                                       Total
                                                            Non-    Anticipated
                                                Recurring Recurring   Future
   Fiscal Year                                    Costs     Costs      Costs
   -----------                                  --------- --------- -----------
                                                         (In millions)
   2000........................................   $ 0.4     $1.0       $1.4
   2001........................................     0.6      0.4        1.0
   2002........................................     0.5      0.0        0.5
   2003........................................     0.5      0.0        0.5
   2004........................................     0.5      0.0        0.5
   Thereafter..................................     9.6      0.5       10.1
                                                  -----     ----       ----
   Total costs.................................   $12.1     $1.9       14.0
                                                  =====     ====
   Less imputed interest.......................                        (5.2)
                                                                       ----
   Reserve amount..............................                         8.8
   Less current portion........................                        (1.4)
                                                                       ----
   Long term (included in other liabilities)...                        $7.4
                                                                       ====

   The amounts set forth in the foregoing table are only estimates of anticipated future environmental-related costs, and the amounts actually spent in the years indicated may be greater or less than such estimates. The aggregate range of cost estimates reflects various uncertainties inherent in many environmental investigation and remediation activities and the large number of sites where such investigation and remediation activities are being undertaken.

   Claims for recovery of environmental investigation and remediation costs already incurred, and to be incurred in the future, have been asserted against various insurance companies and other third parties. VMS is now pursuing such recovery claims for the benefit of itself, VSEA, and the Company. An insurance company has agreed to pay a portion of VAI's (now VMS') future environmental-related expenditures for which the Company has an indemnity obligation, and the Company therefore has a $1.3 million receivable in Other Assets as of October 1, 1999 for the Company's share of such recovery. The Company has not reduced any environmental-related liability in anticipation of recovery with respect to claims made against third parties.

   The Company's management believes that its reserves for the foregoing and certain other environmental-related matters are adequate, but as the scope of its obligation becomes more clearly defined, these reserves may be modified and related charges or credits against earnings may be made. Although any ultimate liability arising from environmental-related matters described herein could result in significant expenditures that, if aggregated and assumed to occur within a single fiscal year, would be material to the Company's financial statements, the likelihood of such occurrence is considered remote. Based on information currently available and its best assessment of the ultimate amount and timing of environmental-related events, the Company's management believes that the costs of these environmental-related matters are not reasonably likely to have a material adverse effect on the Company's financial position or results of operations.

   Legal Proceedings. In the Distribution Agreement, the Company agreed to reimburse VMS for one-third of certain costs and expenses (after adjusting for any insurance proceeds and tax benefits recognized or realized by VMS for such costs and expenses) that are paid after April 2, 1999 and arise from actual or potential claims or legal proceedings relating to discontinued, former or corporate operations of VAI. These shared liabilities are

                     VARIAN INC. AND SUBSIDIARY COMPANIES
generally managed by VMS, and expenses and losses (adjusted for any insurance proceeds and tax benefits recognized or realized by VMS for such costs and expenses) are generally borne one-third each by the Company, VMS, and VSEA. Also, from time to time, the Company is involved in a number of its own legal actions and could incur an uninsured liability in one or more of them. While the ultimate outcome of all of the foregoing legal matters is not determinable, management believes that these matters are not reasonably likely to have a material adverse effect on the Company's financial position or results of operations.

NOTE 10--Retirement Plans

   Certain employees of the Company in the United States are eligible to participate in the Varian, Inc. sponsored, defined contribution retirement plan. The Company's obligation is to match the participant's contribution up to 6% of their eligible compensation. Participants are entitled, upon termination or retirement, to their account balances, which are held by a third party trustee. In addition, a number of the Company's foreign subsidiaries have retirement plans for regular full-time employees. Total expenses for all plans amounted to $9.0 million, $5.9 million, and $5.6 million for fiscal years 1999, 1998, and 1997, respectively.

   At the Distribution, the Company assumed responsibility for pension and postretirement benefits for active employees of the Company; the responsibility for all others, principally retirees of VAI, remained with VMS. An allocation of assets and liabilities for foreign defined benefit pension, postemployment, and postretirement benefits, which are not material to the Company's financial statements, has been included in these consolidated financial statements.

NOTE 11--Stockholders' Equity

   On April 2, 1999, stockholders of record of VAI on March 24, 1999 received in the Distribution one share of the Company's common stock for each share of VAI common stock held on April 2, 1999. Immediately following the Distribution, the Company had 30,422,792 shares of common stock outstanding.

   Each stockholder also received one Right for each share of common stock distributed, entitling the stockholder to purchase one one-thousandth of a share of Participating Preferred, par value $0.01 per share, for $75.00 (subject to adjustment), in the event of certain changes in the Company's ownership. The Participating Preferred Stock is designed so that each one one-thousandth of a share has economic and voting terms similar to those of one share of common stock. The Rights will expire no later than March 2009. As of October 1, 1999, no Rights had been exercised.

   The Company began accumulating retained earnings on April 3, 1999, the date immediately after the Distribution.

                     VARIAN INC. AND SUBSIDIARY COMPANIES

NOTE 12--Income Tax

   Income tax expense consists of the following:

                                                       1999     1998     1997
                                                      -------  -------  -------
                                                          (In thousands)
   Current
   U.S. federal...................................... $  (696) $   --   $   397
   Foreign...........................................   8,971   16,736   11,400
   State and local...................................    (653)   1,500    1,600
                                                      -------  -------  -------
   Total current.....................................   7,622   18,236   13,397
                                                      -------  -------  -------
   Deferred
   U.S. federal......................................    (215)  (2,700)  (1,100)
   Foreign...........................................  (1,532)     200      300
                                                      -------  -------  -------
   Total deferred....................................  (1,747)  (2,500)    (800)
                                                      -------  -------  -------
   Income tax expense................................ $ 5,875  $15,736  $12,597
                                                      =======  =======  =======

   Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax basis and reported amounts of assets and liabilities, tax loss and credit carryforwards, and the remittance of earnings from foreign subsidiaries. Their significant components are as follows:

                                                                 1999    1998
                                                                ------- -------
                                                                (In thousands)
   Assets
   Product warranty............................................ $ 2,619 $ 1,900
   Deferred compensation.......................................   3,072   1,300
   Inventory valuation.........................................  13,806   8,600
   Loss carryforwards..........................................   2,413     --
   Revenue recognition.........................................   1,132   3,700
   Other.......................................................   2,466   4,000
                                                                ------- -------
   Total deferred tax assets...................................  25,508  19,500
                                                                ------- -------
   Liabilities
   Accelerated depreciation....................................   5,853   3,092
   Unremitted earnings of foreign subsidiaries.................   2,600     --
   Other.......................................................     --    1,100
                                                                ------- -------
   Total deferred tax liabilities..............................   8,453   4,192
                                                                ------- -------
   Net deferred tax assets..................................... $17,055 $15,308
                                                                ======= =======

   The sources of earnings before income taxes are as follows:

                                                        1999     1998    1997
                                                       -------  ------- -------
                                                           (In thousands)
   United States...................................... $(6,466) $ 4,964 $ 7,902
   Foreign............................................  19,669   34,200  18,900
                                                       -------  ------- -------
   Earnings before income taxes....................... $13,203  $39,164 $26,802
                                                       =======  ======= =======

                     VARIAN INC. AND SUBSIDIARY COMPANIES

   The Company's foreign manufacturing subsidiaries have accumulated approximately $30 million of earnings that are reinvested in their operations. The Company has not provided U.S. taxes on these earnings.

   For the tax year ended October 1, 1999, the Company has federal loss and tax credit carryforwards of approximately $4.7 million and $0.1 million respectively, and foreign loss carryforwards of approximately $2.0 million. These losses have been recognized as deferred tax assets for financial reporting.

   The difference between the reported income tax rate and the federal statutory income tax rate is attributable to the following:

                                                               1999  1998  1997
                                                               ----  ----  ----
   Federal statutory income tax rate.......................... 35.0% 35.0% 35.0%
   State and local taxes, net of federal tax benefit.......... (3.2)  2.6   3.9
   Foreign taxes in excess of federal statutory rate.......... 10.8   5.3  13.9
   Foreign sales corporation.................................. (0.8) (1.2) (2.4)
   Other......................................................  2.7  (1.5) (3.4)
                                                               ----  ----  ----
   Reported income tax rate................................... 44.5% 40.2% 47.0%
                                                               ====  ====  ====

NOTE 13--Restructuring Charges

   During the second quarter of fiscal year 1999, IB's management approved a program to consolidate field sales and service organizations in Europe, Australia and the United States so as to fall within the direct responsibility of management at principal factories in those countries, in order to reduce costs, simplify management structure, and benefit from the infrastructure existing in those factories. This restructuring entailed consolidating certain sales, service, and support operations. The consolidation resulted in exiting of a product line, closing or downsizing of sales offices, and termination of approximately 100 personnel. All restructuring activities are expected to be completed within one year, except for future lease payments. The following table sets forth certain details associated with this restructuring:

                                                       Cash
                                                     Payments
                                      Restructuring and Other    Accrual at
                                         Charges    Reductions October 1, 1999
                                      ------------- ---------- ---------------
                                                   (In thousands)
   Lease payments and other facility
    expenses.........................    $ 2,205      $  961       $1,244
   Severance and other related
    employee benefits................      7,171       5,450        1,721
   Exited product line...............      1,598       1,598          --
                                         -------      ------       ------
   Total.............................    $10,974      $8,009       $2,965
                                         =======      ======       ======

NOTE 14--Lease Commitments

   At fiscal year-end 1999, the Company was committed to minimum rentals for certain facilities under non-cancellable operating leases for fiscal years 2000 through 2004 and thereafter, as follows, in thousands: $4,492, $3,040, $2,102, $1,599, $1,591 and $30,580, respectively. Rental expense for fiscal years 1999, 1998, and 1997, in thousands, was $4,738, $7,600, and $8,600, respectively.

NOTE 15--Industry and Geographic Segments

   Industry Segments. The Company's operations are grouped into three business segments: Scientific Instruments, Vacuum Technologies, and Electronics Manufacturing. Scientific Instruments is a supplier of

                     VARIAN INC. AND SUBSIDIARY COMPANIES
instruments, consumable laboratory supplies, and after sales support used in studying the chemical composition and structure of myriad substances and for imaging. These products are tools for scientists engaged in drug discovery, life sciences, genetic engineering, health care, environmental analysis, quality control and academic research. Vacuum Technologies provides products and solutions to create, maintain, contain, and measure an ultra-clean environment for complex industrial processes and research. Vacuum Technologies products are used in semiconductor manufacturing equipment, analytical instruments, industrial manufacturing and quality control. Electronics manufacturing provides contract manufacturing services for technology companies with low-volume and high-mix requirements.

   These segments were determined based on how management views and evaluates the Company's operations. Other factors included in segment determination were similar economic characteristics, distribution channels, manufacturing environment, technology, and customers. No single customer represents 10% or more of the Company's total sales.

   Corporate includes shared costs of legal, tax, accounting, human resources, real estate, information technology, treasury and other Varian, Inc. management costs. A portion of the indirect and common costs has been allocated to the segments through the use of estimates. Also, transactions between segments are accounted for at cost and are not included in sales. Accordingly, the following information is provided for purposes of achieving an understanding of operations, but may not be indicative of the financial results of the reported segments were they independent organizations. In addition, comparisons of the Company's operations to similar operations of other companies may not be meaningful.

   The Company operates various manufacturing and marketing operations outside the United States. In fiscal years 1999, 1998, and 1997, no single country outside the United States accounted for more than 10% of total sales. In fiscal years 1999, 1998, and 1997, no single country outside the United States accounted for more than 10% of total assets. Transactions between geographic areas are accounted for at cost and are not included in sales.

   Included in the total of United States sales are export sales in fiscal years 1999, 1998, and 1997 of $37 million, $30 million, and $36 million, respectively.

                     VARIAN INC. AND SUBSIDIARY COMPANIES

                               Industry Segments

                                                                                                     Depreciation
                                                               Identifiable          Capital             and
                             Sales       Pretax Earnings          Assets           Expenditures      Amortization
                         -------------- -------------------  -------------------  ----------------  --------------
                         1999 1998 1997 1999   1998   1997   1999   1998   1997   1999  1998  1997  1999 1998 1997
                         ---- ---- ---- -----  -----  -----  -----  -----  -----  ----  ----  ----  ---- ---- ----
                                                          (In millions)
Scientific
 Instruments...........  $396 $363 $345 $  12  $  25  $  19  $ 240  $ 235  $ 184  $  5  $  6  $  8  $  8 $  7 $  7
Vacuum Technologies....   107  112  108     7     11     12     61     59     60     4     5     5     4    4    3
Electronics
 Manufacturing.........    96   83   89     7      6      5     53     46     43     2     6     4     3    2    2
                         ---- ---- ---- -----  -----  -----  -----  -----  -----  ----  ----  ----  ---- ---- ----
Total industry
 segments..............   599  558  542    26     42     36    354    340    287    11    17    17    15   13   12
General corporate......   --   --   --    (11)    (4)    (9)    71     64     71     4     2     4     3    5    7
Interest, net..........   --   --   --     (2)     1    --     --     --     --    --    --    --    --   --   --
                         ---- ---- ---- -----  -----  -----  -----  -----  -----  ----  ----  ----  ---- ---- ----
Continuing operations..  $599 $558 $542 $  13  $  39  $  27  $ 425  $ 404  $ 358  $ 15  $ 19  $ 21  $ 18 $ 18 $ 19
                         ==== ==== ==== =====  =====  =====  =====  =====  =====  ====  ====  ====  ==== ==== ====

                              Geographic Segments

                            Sales to     Intergeographic
                          Unaffiliated      Sales to                                  Pretax         Identifiable
                           Customers       Affiliates           Total Sales          Earnings           Assets
                         -------------- -------------------  -------------------  ----------------  --------------
                         1999 1998 1997 1999   1998   1997   1999   1998   1997   1999  1998  1997  1999 1998 1997
                         ---- ---- ---- -----  -----  -----  -----  -----  -----  ----  ----  ----  ---- ---- ----
                                                          (In millions)
United States..........  $331 $327 $325 $ 126  $ 116  $ 114  $ 457  $ 443  $ 439  $ 13  $ 39  $ 43  $224 $214 $193
International..........   268  223  216   105    112     97    373    335    313    22    34    23   151  159  130
                         ---- ---- ---- -----  -----  -----  -----  -----  -----  ----  ----  ----  ---- ---- ----
Total geographic
 segments..............   599  550  541   231    228    211    830    778    752    35    73    66   375  373  323
Eliminations, corporate
 & other...............   --     8    1  (231)  (228)  (211)  (231)  (220)  (210)  (22)  (34)  (39)   50   31   35
                         ---- ---- ---- -----  -----  -----  -----  -----  -----  ----  ----  ----  ---- ---- ----
Total company..........  $599 $558 $542 $ --   $ --   $ --   $ 599  $ 558  $ 542  $ 13  $ 39  $ 27  $425 $404 $358
                         ==== ==== ==== =====  =====  =====  =====  =====  =====  ====  ====  ====  ==== ==== ====

   Sales are based on the location of the operation furnishing goods and services. Sales to unaffiliated customers include sales to VAI, VMS, and VSEA. No single customer accounted for more than 10% of sales.

                     VARIAN INC. AND SUBSIDIARY COMPANIES

               Quarterly Consolidated Financial Data (Unaudited)

                                                      1999
                                 ----------------------------------------------
                                   First       Second       Third      Fourth
                                 Quarter(2) Quarter(1)(2)  Quarter    Quarter
                                 ---------- ------------- ---------- ----------
                                    (In thousands, except per share amounts)
Sales...........................   $133.3      $148.9       $149.6     $167.1
Gross profit....................   $ 52.6      $ 47.2       $ 58.4     $ 66.0
Net earnings (loss).............   $  4.3      $(10.0)      $  5.5     $  7.5
Net earnings (loss) per share
  Basic.........................   $ 0.14      $(0.33)      $ 0.18     $ 0.25
  Diluted.......................   $ 0.14      $(0.33)      $ 0.18     $ 0.24
                                                      1998
                                 ----------------------------------------------
                                   First       Second       Third      Fourth
                                 Quarter(2)  Quarter(2)   Quarter(2) Quarter(2)
                                 ---------- ------------- ---------- ----------
                                    (In thousands, except per share amounts)
Sales...........................   $141.0      $141.0       $129.9     $145.9
Gross profit....................   $ 54.5      $ 55.8       $ 53.9     $ 57.2
Net earnings....................   $  5.8      $  6.4       $  5.2     $  6.0
Net earnings per share
  Basic.........................   $ 0.19      $ 0.21       $ 0.17     $ 0.20
  Diluted.......................   $ 0.19      $ 0.21       $ 0.17     $ 0.20

--------
(1) The loss resulted from restructuring and reorganization costs associated with preparing to spin-off from Varian Associates, Inc., streamlining IB's worldwide sales and service network, and exiting certain product lines.

(2) The results for quarters prior to the third quarter of fiscal year 1999 do not include an assumed interest expense for long-term debt taken on by the Company as part of the spin-off from VAI on April 2, 1999.

                                                                     SCHEDULE II

                     VARIAN, INC. AND SUBSIDIARY COMPANIES

                       VALUATION AND QUALIFYING ACCOUNTS

                   for the fiscal years 1999, 1998, and 1997
                                 (In thousands)

                         Balance at Charged to           Deductions             Balance at
                         Beginning  Costs and  -------------------------------    End of
      Description        of Period   Expenses        Description        Amount    Period
      -----------        ---------- ---------- ------------------------ ------  ----------
Allowance for Doubtful
Accounts Receivable:
Fiscal year 1999........   $  713    $ 1,506   Write-offs & adjustments $  373    $1,846
                           ======    =======                            ======    ======
Fiscal year 1998........   $  321    $   295   Write-offs & adjustments $  (97)   $  713
                           ======    =======                            ======    ======
Fiscal year 1997........   $  642    $   151   Write-offs & adjustments $  472    $  321
                           ======    =======                            ======    ======

Estimated Liability for
Product Warranty:
Fiscal year 1999........   $7,600    $10,016   Warranty expenditures    $8,655    $8,961
                           ======    =======                            ======    ======
Fiscal year 1998........   $7,173    $ 9,641   Warranty expenditures    $9,214    $7,600
                           ======    =======                            ======    ======
Fiscal year 1997........   $5,688    $ 9,764   Warranty expenditures    $8,279    $7,173
                           ======    =======                            ======    ======