Form 10-Q
period 1999-12-31
VARIAN INC
filed 2000-02-11
CIK 1079028

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

               For the quarterly period ended December 31, 1999

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

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

   The number of shares of the Registrant's common stock outstanding as of January 28, 2000 was 31,190,310.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

Part I.   Financial Information..................................................................   3
Item 1.   Financial Statements...................................................................   3
          Consolidated Statements of Earnings....................................................   3
          Consolidated Balance Sheets............................................................   4
          Consolidated Condensed Statements of Cash Flows........................................   5
          Notes to the Consolidated Financial Statements.........................................   6
Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations..  12
Item 3.   Quantitative and Qualitative Disclosure about Market Risk..............................  18
Part II.  Other Information......................................................................  19
Item 6.   Exhibits and Reports on Form 8-K.......................................................  19

              RISK FACTORS RELATING TO FORWARD-LOOKING STATEMENTS

   This Quarterly Report on Form 10-Q contains "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995, which provides a "safe harbor" for these types of statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results of Varian, Inc. (the "Company") to differ materially from management's current expectations. Those risks and uncertainties include, without limitation: new product development and commercialization; demand and acceptance for the Company's products; competitive products and pricing; economic conditions in the Company's product and geographic markets; foreign currency fluctuations; market investment in capital equipment; the lack of recent operating history for the Company as a separate entity; increased operating margins on higher sales; successful implementation by certain third parties of corrective action to address the impact of the Year 2000; and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

                         PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                     VARIAN, INC. AND SUBSIDIARY COMPANIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                                Quarter Ended
                                                              -----------------
                                                              Dec. 31, Jan. 1,
                                                                1999     1999
                                                              -------- --------
   Sales....................................................  $159,952 $133,296
   Cost of sales............................................    98,099   80,665
                                                              -------- --------

   Gross profit.............................................    61,853   52,631
                                                              -------- --------
   Operating expenses
     Sales and marketing....................................    29,805   30,096
     Research and development...............................     6,982    7,163
     General and administrative.............................    10,337    7,839
                                                              -------- --------

     Total operating expenses...............................    47,124   45,098
                                                              -------- --------

   Operating earnings.......................................    14,729    7,533
   Interest expense (income), net...........................       691     (137)
                                                              -------- --------

   Earnings before income taxes.............................    14,038    7,670
   Income tax expense.......................................     5,615    3,411
                                                              -------- --------

   Net earnings.............................................  $  8,423 $  4,259
                                                              ======== ========
   Net earnings per share:
     Basic..................................................  $   0.27 $   0.14
                                                              ======== ========
     Diluted................................................  $   0.26 $   0.14
                                                              ======== ========
   Shares used in per share calculations:
     Basic..................................................    30,775   30,423
                                                              ======== ========
     Diluted................................................    32,423   30,587
                                                              ======== ========


        See accompanying Notes to the Consolidated Financial Statements.

                     VARIAN, INC. AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and par value amounts)

                                                            Dec. 31,   Oct. 1,
                                                              1999       1999
                                                           ----------- --------
                                                           (Unaudited)
ASSETS
Current assets
  Cash and cash equivalents...............................  $ 37,054   $ 23,348
  Accounts receivable, net................................   148,924    151,437
  Inventories.............................................    75,901     66,634
  Deferred taxes..........................................    25,481     25,508
  Other current assets....................................     8,839      8,405
                                                            --------   --------

  Total current assets....................................   296,199    275,332
Property, plant, and equipment, net.......................    77,750     83,654
Other assets..............................................    65,912     66,090
                                                            --------   --------

Total assets..............................................  $439,861   $425,076
                                                            ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current portion of long-term debt.......................  $  6,382   $  6,717
  Accounts payable........................................    47,139     40,442
  Accrued liabilities.....................................   123,551    116,128
                                                            --------   --------

  Total current liabilities...............................   177,072    163,287
Long-term debt............................................    48,157     51,221
Deferred taxes............................................     8,447      8,453
Other liabilities.........................................     7,449      7,453
                                                            --------   --------

Total liabilities.........................................   241,125    230,414
                                                            --------   --------
Contingencies (Note 9)
Stockholders' equity
  Preferred stock--par value $.01, authorized--1,000,000
   shares; issued--none...................................       --         --
  Common stock--par value $.01, authorized--99,000,000
   shares; issued and outstanding--31,013,578 shares at
   Dec. 31, 1999 and 30,563,094 at Oct. 1, 1999...........   185,985    181,619
  Retained earnings.......................................    21,466     13,043
  Other comprehensive income (loss).......................    (8,715)       --
                                                            --------   --------

  Total stockholders' equity..............................   198,736    194,662
                                                            --------   --------

Total liabilities and stockholders' equity................  $439,861   $425,076
                                                            ========   ========

        See accompanying Notes to the Consolidated Financial Statements.

                     VARIAN, INC. AND SUBSIDIARY COMPANIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                        Three Months Ended
                                                    --------------------------
                                                    Dec. 31, 1999 Jan. 1, 1999
                                                    ------------- ------------
Net cash provided by operating activities..........    $18,413      $   952
                                                       -------      -------
Investing activities
Purchase of property, plant, and equipment.........     (5,466)      (5,122)
                                                       -------      -------
Net cash used in investing activities..............     (5,466)      (5,122)
                                                       -------      -------
Financing activities
Common stock option exercises......................      4,367          --
Net issuance/(payment) of debt.....................     (3,322)         --
Net transfers from Varian Associates, Inc./Varian
 Medical Systems, Inc..............................        --         5,445
                                                       -------      -------
Net cash provided by financing activities..........      1,045        5,445
                                                       -------      -------
Effects of exchange rate changes on cash...........       (286)      (1,275)
                                                       -------      -------
Net increase in cash and cash equivalents..........     13,706          --
Cash and cash equivalents at beginning of period...     23,348          --
                                                       -------      -------
Cash and cash equivalents at end of period.........    $37,054      $   --
                                                       =======      =======
Supplemental cash flow information:
Income taxes paid..................................    $   672      $    53
                                                       =======      =======
Interest paid......................................    $   979      $    14
                                                       =======      =======



        See accompanying Notes to the Consolidated Financial Statements.

                     VARIAN, INC. AND SUBSIDIARY COMPANIES

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note 1. Interim Consolidated Financial Statements

   These interim consolidated financial statements of Varian, Inc. and its subsidiary companies (collectively, the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.
 Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The year ended October 1, 1999 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These interim consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K for the period ended October 1, 1999, which has been filed with the Securities and Exchange Commission. In the opinion of the Company's management, the interim consolidated financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. The results of operations for the first quarter ended December 31, 1999 are not necessarily indicative of the results to be expected for a full year or for any other periods.

Note 2. Description of Business and Basis of Presentation

   Varian, Inc., (the "Company") is a major supplier of scientific instruments and consumables, vacuum technology products and services, and contract electronics manufacturing services. These businesses primarily serve life science, health care, semiconductor processing, communications, industrial, and academic customers.

   Until April 2, 1999, the business of the Company was operated as the Instrument Business ("IB") of Varian Associates, Inc. ("VAI"). The interim consolidated financial statements generally reflect IB's results of operations and cash flows for the quarter ended January 1, 1999, and the Company's results of operations and cash flows for the quarter ended December 31, 1999. The interim consolidated financial results for the quarter ended January 1, 1999 were carved out from the interim financial statements of VAI using the historical results of operations of IB and include the accounts of IB after elimination of inter-business transactions. These interim consolidated financial results also include allocations of certain VAI corporate expenses (including legal, accounting, employee benefits, insurance services, information technology services, treasury, and other corporate overhead) to IB.

   The Company's fiscal years reported are the 52-week periods ending on the Friday nearest September 30. Fiscal year 2000 will comprise the 52-week period ending September 29, 2000, and fiscal year 1999 comprised of the 52-week period ended October 1, 1999. The fiscal quarters ended December 31, 1999, and January 1, 1999 each comprise 13 weeks.

Note 3. Change in Functional Currency

   Statement of Financial Accounting Standards ("SFAS") 52 sets forth guidelines for determining the functional currency to be used for financial reporting. Subsequent to becoming independent from VAI, the Company made certain changes in the way it conducts business internationally. A majority of business transactions are now conducted in the local currencies of the respective subsidiaries. Accordingly, effective October 2, 1999, the Company changed its functional currency from the U.S. dollar to the local currencies of the respective subsidiaries as prescribed by FAS 52. Under FAS 52, when the local currencies are determined to be the functional currency, assets and liabilities are translated using current exchange rates at the balance sheet date, and income and expense accounts are translated at average exchange rates in effect during the period. Translation of assets and liabilities at a current exchange rate results in periodic translation gains and losses that are recorded in stockholders' equity as a component of other comprehensive income. Upon adopting a local currency functional currency, the Company recorded an initial translation loss of $6.6 million in the cumulative translation adjustment component of other comprehensive income (see Note 7). This loss principally related to translating property, plant, and equipment at current exchange rates versus the historical exchange rates previously used.

                     VARIAN, INC. AND SUBSIDIARY COMPANIES

Note 4. Balance Sheet Detail

                                                              Dec. 31, Oct. 1,
                                                                1999     1999
   (In thousands)                                             -------- --------
   INVENTORIES
   Raw materials and parts..................................  $ 41,905 $ 36,149
   Work in process..........................................     6,212    5,487
   Finished goods...........................................    27,784   24,998
                                                              -------- --------
                                                              $ 75,901 $ 66,634
                                                              ======== ========

   Inventories are valued at the lower of cost or market (net realizable value) using the last-in, first-out (LIFO) cost for certain U.S. inventories. All other inventories are valued principally at average cost. If the first-in, first-out (FIFO) method had been used for those operations valuing inventories on a LIFO basis, inventories would have been higher than reported by $14.6 million at December 31, 1999 and $14.4 million at October 1, 1999.

Note 5. Forward Exchange Contracts

   The Company's forward exchange contracts generally range from one to 12 months in original maturity. Forward exchange contracts outstanding as of December 31, 1999 that hedge the balance sheet and certain purchase commitments were effective December 31, 1999, and accordingly there were no unrealized gains or losses associated with such contracts and the fair value of these contracts approximates their notional values. Forward exchange contracts that were outstanding as of December 31, 1999 are summarized as follows:

                                                        Notional  Notional Value
                                                       Value Sold   Purchased
   (In thousands)                                      ---------- --------------
   Australian Dollar.................................   $    --      $18,214
   Japanese Yen......................................    17,835           --
   British Pound.....................................     6,149       11,299
   Euro..............................................     4,568           --
   Canadian Dollar...................................     4,447           --
   Swedish Krona.....................................        --        1,160
                                                        -------      -------
     Total...........................................   $32,999      $30,673
                                                        =======      =======

Note 6. Net Earnings Per Share

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

   For the fiscal quarter ended December 31, 1999, options to purchase 345,186 potential common stock shares with exercise prices greater than the average quarterly market value of such common stock were excluded from the calculation of diluted earnings per share. For the fiscal quarter ended January 1, 1999, options to purchase 3,030,355 potential common stock shares with exercise prices greater than the market value on April 2, 1999 of such common stock were excluded from the calculation of diluted earnings per share.

                     VARIAN, INC. AND SUBSIDIARY COMPANIES

A reconciliation follows:

                                                                Dec. 31, Jan. 1,
                                                                  1999    1999
                                                                -------- -------
              (In thousands except per share amounts)
     Basic
     Net earnings..............................................  $8,423  $4,259
     Weighted average shares outstanding.......................  30,775  30,423
     Net earnings per share....................................  $ 0.27  $ 0.14
                                                                 ======  ======
     Diluted
     Net earnings..............................................  $8,423  $4,259
     Weighted average shares outstanding.......................  30,775  30,423
     Net effect of dilutive stock options......................   1,648     164
                                                                 ------  ------
     Total shares..............................................  32,423  30,587
     Net earnings per share....................................  $ 0.26  $ 0.14
                                                                 ======  ======

Note 7. Comprehensive Income (Loss)

   Comprehensive income (loss) is comprised of net income and the currency translation adjustment. Comprehensive income (loss) was ($0.3) million and $4.3 million for the three months ended December 31, 1999 and January 1, 1999, respectively.

Note 8. Debt and Credit Facilities

   The Distribution Agreement provided for the division among the Company, VSEA, and VMS of VAI's cash and debt as of April 2, 1999. Under the Distribution Agreement, the Company was to assume 50% of VAI's term loans and receive an amount of cash from VAI such that it would have net debt (defined in the Distribution Agreement as the amount outstanding under the term loans and notes payable, less cash and cash equivalents) equal to approximately 50% of the net debt of the Company and VMS, subject to such adjustment as was necessary to provide VMS with a net worth (as defined in the Distribution Agreement) of between 40% and 50% of the aggregate net worth of the Company and VMS, and subject to further adjustment to reflect the Company's approximately 50% share of the estimated proceeds, if any, to be received by VMS after the Distribution from the sale of VAI's long-term leasehold interest at certain of its Palo Alto facilities, together with certain related buildings and other corporate assets, and the Company's obligation for approximately 50% of any estimated transaction expenses to be paid by VMS after the Distribution (in each case reduced for estimated taxes payable or tax benefits received from all sales and transaction expenses). Since the amounts transferred immediately prior to the Distribution were based on estimates, these and other adjustments may be required following the Distribution. As a result of these adjustments, the Company may be required to make cash payments to VMS and/or may be entitled to receive cash payments from VMS. Adjustments through December 31, 1999, resulted in net cash payments from VMS and an increase in stockholders' equity. The amount of any other required adjustment cannot be estimated, but management believes that any further adjustments will not have a material effect on the Company's financial condition.

Note 9. Contingencies

   Environmental Matters. In the Distribution Agreement, the Company and VSEA each agreed to indemnify VMS for one-third of certain environmental investigation and remediation costs (after adjusting for any insurance proceeds and tax benefits recognized or realized by VMS for such costs), as further described below.

                     VARIAN, INC. AND SUBSIDIARY COMPANIES

   VMS has been named by the U.S. Environmental Protection Agency or third parties as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, at nine sites where VAI is alleged to have shipped manufacturing waste for recycling, treatment, or disposal. VMS is also involved in various stages of environmental investigation, monitoring, and/or remediation under the direction of, or in consultation with, foreign, federal, state, and/or local agencies at certain current VMS or former VAI facilities.

   For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken. As of December 31, 1999, it was nonetheless estimated that the Company's share of the future exposure for environmental-related investigation and remediation costs for these sites and facilities ranged in the aggregate from $4.5 million to $10.5 million (without discounting to present value). The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 30 years as of December 31, 1999. No amount in the foregoing range of estimated future costs is believed to be more probable of being incurred than any other amount in such range, and the Company therefore accrued $4.5 million as of December 31, 1999.

   As to other sites and facilities, sufficient knowledge has been gained to be able to better estimate the scope and costs of future environmental activities. As of December 31, 1999, it was estimated that the Company's share of the future exposure for environmental-related investigation and remediation costs for these sites and facilities ranged in the aggregate from $8.1 million to $13.7 million (without discounting to present value). The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 30 years as of December 31, 1999. As to each of these sites and facilities, it was determined that a particular amount within the range of estimated costs was a better estimate of the future environmental liability than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. Together, these amounts totaled $9.4 million at December 31, 1999. The Company therefore accrued $4.1 million as of December 31, 1999, which represents the best estimate of its share of these future costs discounted at 4%, net of inflation. This accrual is in addition to the $4.5 million described in the preceding paragraph.

   Claims for recovery of environmental investigation and remediation costs already incurred, and to be incurred in the future, have been asserted against various insurance companies and other third parties. VMS is now pursuing such recovery claims for the benefit of itself, VSEA, and the Company. An insurance company has agreed to pay a portion of VAI's (now VMS') future environmental-related expenditures for which the Company has an indemnity obligation, and the Company therefore has a $1.3 million receivable in Other Assets as of December 31, 1999 for the Company's share of such recovery. The Company has not reduced any environmental-related liability in anticipation of recovery with respect to claims made against third parties.

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

   Legal Proceedings. In the Distribution Agreement, the Company agreed to reimburse VMS for one-third of certain costs and expenses (after adjusting for any insurance proceeds and tax benefits recognized or realized

                     VARIAN, INC. AND SUBSIDIARY COMPANIES
by VMS for such costs and expenses) that are paid after April 2, 1999 and arise from actual or potential claims or legal proceedings relating to discontinued, former or corporate operations of VAI. These shared liabilities are generally managed by VMS, and expenses and losses (adjusted for any insurance proceeds and tax benefits recognized or realized by VMS for such costs and expenses) are generally borne one-third each by the Company, VMS, and VSEA. Also, from time to time, the Company is involved in a number of its own legal actions and could incur an uninsured liability in one or more of them. While the ultimate outcome of all of the foregoing legal matters is not determinable, management believes that these matters are not reasonably likely to have a material adverse effect on the Company's financial position or results of operations.

Note 10. Restructuring Charges

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

                                                          Cash
                                            Accrual at  Payments   Accrual at
                                            October 1, and Other  December 31,
                                               1999    Reductions     1999
                                            ---------- ---------- ------------
              (In thousands)
Lease payments and other facility
 expenses..................................   $1,244      $113       $1,131
Severance and other related employee
 benefits..................................    1,721       145        1,576
                                              ------      ----       ------
Total......................................   $2,965      $258       $2,707
                                              ======      ====       ======

Note 11. Industry Segments

   The Company's operations are grouped into three business segments:
Scientific Instruments, Vacuum Technologies, and Electronics Manufacturing. Scientific Instruments is a supplier of instruments, consumable laboratory supplies, and after sales support used in studying the chemical composition and structure of myriad substances and for imaging. These products are tools for scientists engaged in drug discovery, life sciences, genetic engineering, health care, environmental analysis, quality control, and academic research. Vacuum Technologies provides products and solutions to create, maintain, contain, and measure an ultra-clean environment for complex industrial processes and research. Vacuum Technologies products are used in semiconductor manufacturing equipment, analytical instruments, industrial manufacturing, and quality control. Electronics manufacturing provides contract manufacturing services for technology companies with low-volume and high-mix requirements.

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

                     VARIAN, INC. AND SUBSIDIARY COMPANIES

Industry Segments

                                                                     Pretax
                                                         Sales      Earnings
                                                     ------------- ------------
                                                     Q1 00  Q1 99  Q1 00  Q1 99
                      (In millions)                  ------ ------ -----  -----
     Scientific Instruments......................... $ 94.3 $ 89.7 $11.1  $ 6.8
     Vacuum Technologies............................   31.9   22.1   4.5    1.1
     Electronics Manufacturing......................   33.8   21.5   2.7    1.3
                                                     ------ ------ -----  -----
     Total industry segments........................  160.0  133.3  18.3    9.2
     General corporate..............................    --     --   (3.6)  (1.6)
     Interest (exp.)/inc., net......................    --     --   (0.7)   0.1
                                                     ------ ------ -----  -----
     Continuing operations.......................... $160.0 $133.3 $14.0  $ 7.7
                                                     ====== ====== =====  =====

Note 12. Recent Accounting Pronouncements

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

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the Securities and Exchange Commission. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. SAB 101 is effective for the fiscal quarter beginning September 30, 2000, however earlier adoption is permitted. The Company has not yet determined the impact, if any, that adoption will have on the consolidated financial statements.

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

   The interim consolidated financial statements generally reflect IB's results of operations and cash flows for the quarter ended January 1, 1999, and the Company's results of operations and cash flows for the quarter ended December 31, 1999. The interim consolidated financial results for the quarter ended January 1, 1999 were carved out from the interim financial statements of VAI using the historical results of operations of IB and include the accounts of IB after elimination of inter-business transactions. These interim consolidated financial results also include allocations of certain VAI corporate expenses (including legal, accounting, employee benefits, insurance services, information technology services, treasury, and other corporate overhead) to IB. These amounts have been allocated to IB on the basis that is considered by management to reflect most fairly or reasonably the utilization of the services provided to or the benefit obtained by IB. Typical measures and activity indicators used for allocation purposes include headcount, sales revenue, and payroll expense. The Company's management believes that the methods used to allocate these amounts are reasonable. However, these allocations are not necessarily indicative of the amounts that would have been or that will be recorded by the Company on a stand-alone basis.

   This discussion and analysis of financial condition and results of operations is based upon and should be read in conjunction with the interim consolidated financial statements of the Company and the notes thereto, as well as the Instruments Business of Varian Associates, Inc. Combined Financial Statements and the Notes thereto, and the information contained under the headings "Business," "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Company's registration statement on Form 10K filed with the Securities and Exchange Commission.

   The Company's fiscal years reported are the 52-week periods ending on the Friday nearest September 30. Fiscal year 2000 will comprise the 52-week period ending September 29, 2000, and fiscal year 1999 comprised of the 52-week period ended October 1, 1999. The fiscal quarters ended December 31, 1999 and January 1, 1999 each comprise 13 weeks.

Results of Operations

First Quarter of Fiscal Year 2000 Compared to First Quarter of Fiscal Year
1999

   Sales. Sales were $160.0 million in the first quarter of fiscal year 2000, an increase of 20.0% from sales of $133.3 million in the first quarter of fiscal year 1999. Sales by the Scientific Instruments, Vacuum Technologies, and Electronics Manufacturing segments increased by 5.1%, 44.1%, and 57.3%, respectively.

   Geographically, sales in North America of $91.0 million, Europe of $44.2 million and the rest of the world of $24.7 million in the first quarter of fiscal year 2000 represented increases of 31.5%, 3.0%, and 16.8% respectively, as compared to the first quarter of fiscal year 1999. The significant increase in North America was largely due to the strong sales growth of the Electronics Manufacturing segment, the sales of which are all in North America. The increased sales in the rest of the world were primarily the result of improved economic conditions in the Asian market.

   Orders in the first quarter of fiscal year 2000 were $171.9 million, compared to $138.5 million in the first quarter of fiscal year 1999. All segments contributed to the orders growth.

   Gross Profit. Gross profit was $61.9 million (representing 38.7% of sales) in the first quarter of fiscal year 2000, compared to $52.6 million (representing 39.5% of sales) in the first quarter of fiscal year 1999. The decline in gross profit as a percent of sales resulted from a shift in sales mix among the Company's segments. Individually, each of the three segments had higher gross margin percentages.

   Sales and Marketing. Sales and marketing expenses were $29.8 million (representing 18.6% of sales) in the first quarter of fiscal year 2000, compared to $30.1 million (representing 22.6% of sales) in the first quarter of fiscal year 1999. The decline in sales and marketing expenses as a percent of sales resulted from a combination of cost savings from the restructuring and reorganization activities begun in the second quarter of fiscal year 1999, the lower sales and marketing expense ratio of the segments with higher year-to-year sales growth, and the overall leverage of higher sales.

   Research and Development. Research and development expenses were $7.0 million (representing 4.4% of sales) in the first quarter of fiscal year 2000, compared to research and development expenses of $7.2 million (representing 5.4% of sales) in the first quarter of fiscal year 1999. This decrease in research and development expenses resulted primarily from the timing of research and development spending.

   General and Administrative. General and administrative expenses were $10.3 million (representing 6.5% of sales) in the first quarter of fiscal year 2000, compared to $7.8 million (representing 5.9% of sales) in the first quarter of fiscal year 1999. These expenses are difficult to compare on a year-to-year basis because the expenses reported for the first quarter of fiscal year 1999 were based on the allocation of shared expenses of VAI.

   Net Interest Expense. Net interest expense was $0.7 million (representing 0.4% of sales) for the first quarter of fiscal year 2000. Prior to the Distribution on April 2, 1999, no debt had been allocated to the Company. See "Liquidity and Capital Resources" below.

   Taxes on Earnings. The effective income tax rate was 40.0% for the first quarter of fiscal year 2000, compared to 44.5% for the first quarter of fiscal year 1999. The fiscal year 1999 rate is higher because the Company realized a larger proportion of high tax-rate, foreign country income in fiscal year 1999 (due primarily to restructuring and related charges incurred in lower tax-rate countries) than it anticipates for fiscal year 2000.

   Net Earnings. The increase in net earnings to $8.4 million ($0.26 diluted net earnings per share) in the first quarter of fiscal year 2000, compared to net earnings of $4.3 million ($0.14 diluted net earnings per share) in the first quarter of fiscal year 1999, was primarily the result of revenue growth significantly exceeding operating expense growth.

   Segments. Scientific Instruments sales of $94.3 million in the first quarter of fiscal year 2000 increased 5.1% compared to the first quarter of fiscal year 1999 sales of $89.7 million. Earnings from operations in the first quarter of fiscal year 2000 of $11.1 million (11.8% of sales) increased from $6.8 million (7.5% of sales) in the first quarter of fiscal year 1999. The increase in earnings resulted from a shift in mix to products with higher gross margins, and from lower operating expenses as a percent of sales primarily due to cost savings from restructuring and reorganization activities begun in the second quarter of fiscal 1999.

   Vacuum Technologies sales of $31.9 million in the first quarter of fiscal year 2000 increased 44.1% compared to the first quarter of fiscal year 1999 sales of $22.1 million. This increase in sales was primarily due to the recovery of the Asian economies and the improved demand from semiconductor equipment manufacturers and users. Earnings from operations in the first quarter of fiscal year 2000 of $4.5 million (14.2% of sales) increased from $1.1 million (4.8% of sales) in the first quarter of fiscal year 1999. This earnings improvement was primarily the result of the significantly higher sales.

   Electronics Manufacturing sales in the first quarter of fiscal year 2000 of $33.8 million increased 57.3% compared to the first quarter of fiscal year 1999 sales of $21.5 million. The increase in sales was principally due to improved demand from customers who had been impacted by the Asian economic weakness in the prior year and the movement of small to medium size manufacturing companies to outsource their manufacturing. Much of this increased demand came from customers in the communications and medical equipment market. Earnings from operations in the first quarter of $2.7 million (7.9% of sales) increased from $1.3 million (6.0% of sales) in the first quarter of fiscal year 1999. The increase in earnings from operations was primarily the result of the significantly higher sales.

Liquidity and Capital Resources

   VAI Cash and Debt Allocations. The Distribution Agreement provided for the division among the Company, VSEA, and VMS of VAI's cash and debt as of April 2, 1999. Under the Distribution Agreement, the Company was to assume 50% of VAI's term loans and receive an amount of cash from VAI such that it would have net debt (defined in the Distribution Agreement as the amount outstanding under the term loans and notes payable, less cash and cash equivalents) equal to approximately 50% of the net debt of the Company and VMS, subject to such adjustment as was necessary to provide VMS with a net worth (as defined in the Distribution Agreement) of between 40% and 50% of the aggregate net worth of the Company and VMS, and subject to further adjustment to reflect the Company's approximately 50% share of the estimated proceeds, if any, to be received by VMS after the Distribution from the sale of VAI's long-term leasehold interest at certain of its Palo Alto facilities, together with certain related buildings and other corporate assets, and the Company's obligation for approximately 50% of any estimated transaction expenses to be paid by VMS after the Distribution (in each case reduced for estimated taxes payable or tax benefits received from all sales and transaction expenses). Since the amounts transferred immediately prior to the Distribution were based on estimates, these and other adjustments may be required following the Distribution. As a result of these adjustments, the Company may be required to make cash payments to VMS and/or may be entitled to receive cash payments from VMS. Adjustments through December 31, 1999, resulted in net cash payments from VMS and an increase in stockholders' equity. The amount of any other required adjustment cannot be estimated, but management believes that any further adjustments will not have a material effect on the Company's financial condition.

   Cash and Cash Equivalents. The Company generated $18.4 million of cash from operations in the first quarter of fiscal year 2000, which compares to $1.0 million in the first quarter of fiscal year 1999. The increase in operating cash resulted from improved net earnings and a reduction in working capital requirements for the quarter. The Company used $ 5.5 million of cash for the acquisition of capital equipment in the first quarter of fiscal year 2000, which compares to $5.1 million in the first quarter of fiscal year 1999.

   The Company's current business strategy contemplates possible acquisitions and/or facility expansions. Either of these possibilities could utilize free cash currently being generated by the Company.

   The Distribution Agreement provides that the Company is responsible for certain litigation to which VAI was a party, and further provides that the Company will indemnify VMS and VSEA for one-third of the costs, expenses, and other liabilities relating to certain discontinued, former, and corporate operations of VAI, including certain environmental liabilities (see "Environmental Matters" and "Legal Proceedings" below).

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

   VMS has been named by the U.S. Environmental Protection Agency or third parties as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, at nine sites where VAI is alleged to have shipped manufacturing waste for recycling, treatment, or disposal. VMS is also involved in various stages of environmental investigation, monitoring, and/or remediation under the direction of, or in consultation with, foreign, federal, state, and/or local agencies at certain current VMS or former VAI facilities.

   For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken. As of December 31, 1999, it was nonetheless estimated that the Company's share of the future exposure for environmental-related investigation and remediation costs for these sites and facilities ranged in the aggregate from $4.5 million to $10.5 million (without discounting to present value). The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 30 years as of December 31, 1999. No amount in the foregoing range of estimated future costs is believed to be more probable of being incurred than any other amount in such range, and the Company therefore accrued $4.5 million as of December 31, 1999.

   As to other sites and facilities, sufficient knowledge has been gained to be able to better estimate the scope and costs of future environmental activities. As of December 31, 1999, it was estimated that the Company's share of the future exposure for environmental-related investigation and remediation costs for these sites and facilities ranged in the aggregate from $8.1 million to $13.7 million (without discounting to present value). The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 30 years as of December 31, 1999. As to each of these sites and facilities, it was determined that a particular amount within the range of estimated costs was a better estimate of the future environmental liability than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. Together, these amounts totaled $9.4 million at December 31, 1999. The Company therefore accrued $4.1 million as of December 31, 1999, which represents the best estimate of its share of these future costs discounted at 4%, net of inflation. This accrual is in addition to the $4.5 million described in the preceding paragraph.

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

   State of Readiness. The Company completed a comprehensive assessment of potential Year 2000 problems with respect to (1) the Company's internal systems, (2) the Company's products, and (3) significant third parties with which the Company does business.

   The Company assessed potential Year 2000 problems in internal systems, including enterprise information systems, enterprise networking and telecommunications, factory-specific information systems, non-IT systems, computers and packaged software, and facilities systems. The Company has not experienced any significant Year 2000 problems in its internal systems.

   The Company assessed potential year 2000 problems in its current and previously sold products. With respect to current products, the Company believes that all of its current products are Year 2000 capable; however, that conclusion is based in substantial part on Year 2000 assurances or warranties from suppliers of computers, software, and non-IT systems which are integrated into or sold with the Company's products. With respect to previously sold products, the Company did not assess year 2000 preparedness of every product it ever sold.

Rather it focused its assessments on products that were still under written warranties or were still relatively early in their useful life, were more likely to be dependent on non-IT systems that were not Year 2000 capable, and/or could not be easily upgraded with readily available externally utilized computers and packaged software. Where the Company identified previously sold products that were not Year 2000 capable, the Company in some cases developed and offered to sell upgrades or retrofits, identified corrective measures which the customer could itself undertake, or identified for the customer other suppliers of upgrades or retrofits. There could still be instances where the Company will be required to repair and/or upgrade such products at its own expense, but no such instances have been reported.

   The Company assessed potential Year 2000 problems of third parties with which the Company has material relationships, primarily suppliers of products or services. This assessment identified and prioritized critical suppliers and reviewed those suppliers' written assurances on their own assessments and correction of Year 2000 problems. There still could be instances where the Company experiences supply interruption of services or products related to Year 2000 problems of third parties, but no such interruptions have been reported.

   Costs. The Company estimates that it had incurred approximately $1.7 million as of December 31, 1999 to assess and correct Year 2000 problems. Based on its assessment and experience to date, the Company does not expect that it will incur any significant additional costs as a result of Year 2000 problems. However, there can be no assurance that the Company will not incur costs with respect to Year 2000 problems not yet experienced or reported.

   Risks. If the Company experiences Year 2000 problems not yet experienced, the Company's operations could be adversely impacted. If the Company's previously sold or current products experience Year 2000 problems, the Company could experience warranty or similar claims by users of products and could incur higher warranty and service costs. If the significant third parties with which the Company does business have not adequately corrected Year 2000 problems, the Company could experience interruptions in the supply of key components or services from those parties. However, management does not currently believe that such risks are reasonably likely to have a material adverse effect on the Company's business, results of operations, or financial condition.

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

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the Securities and Exchange Commission. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. SAB 101 is effective for the fiscal quarter beginning September 30, 2000, however earlier adoption is permitted. The Company has not yet determined the impact, if any, that adoption will have on the consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

   Foreign Currency Exchange Risk. The Company typically hedges its currency exposures associated with certain assets and liabilities denominated in non-functional currencies and with anticipated foreign currency cash flows. As a result, the effect of an immediate 10% change in exchange rates would not be material to the Company's financial condition or results of operations. The Company's forward exchange contracts have generally ranged from one to 12 months in original maturity, and no forward exchange contract has had an original maturity greater than one year. Forward exchange contracts outstanding as of December 31, 1999 that hedge the balance sheet and certain purchase commitments were effective December 31, 1999, and accordingly there were no unrealized gains or losses associated with such contracts and the fair value of these contracts approximates their notional values.

Forward Exchange Contracts Outstanding as of December 31, 1999

                                                        Notional  Notional Value
                                                       Value Sold   Purchased
   (In thousands)                                      ---------- --------------
   Australian Dollar.................................   $    --      $18,214
   Japanese Yen......................................    17,835           --
   British Pound.....................................     6,149       11,299
   Euro..............................................     4,568           --
   Canadian Dollar...................................     4,447           --
   Swedish Krona.....................................        --        1,160
                                                        -------      -------
     Total...........................................   $32,999      $30,673
                                                        =======      =======

Interest Rate Risk

   The Company has no material exposure to market risk for changes in interest rates. The Company invests primarily in short-term U.S. Treasury securities, and changes in interest rates would not be material to the Company's financial condition or results of operations. The Company primarily enters into debt obligations to support general corporate purposes, including working capital requirements, capital expenditures, and acquisitions. At December 31, 1999 the Company's debt obligations had fixed interest rates.

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

Debt Obligations

Principal Amounts and Related Weighted Average Interest Rates By Year of
Maturity

                          Nine Months              Fiscal Years
                         Ended Sep. 29, --------------------------------------
                              2000       2001    2002    2003    2004    2005   Thereafter  Total
(In thousands)           -------------- ------  ------  ------  ------  ------  ---------- -------
Long-term debt
 (including current
 portion)...............     $3,382     $6,420  $6,464  $3,003  $2,770  $2,500   $30,000   $54,539
Average interest rate...        6.6%       6.9%    6.9%    6.3%    6.7%    7.2%      6.8%      6.8%

                                    PART II.
                               OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits required to be filed by Item 601 of Regulation S-K:

 Exhibit No. Description
 ----------- -----------
 27.1        Financial Data Schedule.

  (b) Reports on Form 8-K filed during the quarter ended December 31, 1999:

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

Date: February 11, 2000

                               INDEX OF EXHIBITS

 Exhibit No. Description
 ----------- -----------
    27.1     Financial Data Schedule.