Form 10-Q
period 2000-03-31
VARIAN INC
filed 2000-05-10
CIK 1079028

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------


                                    FORM 10-Q

(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM  --------  TO  --------

                        COMMISSION FILE NUMBER 000-25393

                      ------------------------------------


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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     The number of shares of the Registrant's common stock outstanding as of April 28, 2000 was 32,141,527.

===============================================================================

                                TABLE OF CONTENTS

PART I.    FINANCIAL INFORMATION..........................................................................  3
Item 1.    Financial Statements...........................................................................  3
           Consolidated Statements of Earnings............................................................  3
           Consolidated Balance Sheets....................................................................  4
           Consolidated Condensed Statements of Cash Flows................................................  5
           Notes to the Consolidated Financial Statements.................................................  6
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.......... 12
Item 3.    Quantitative and Qualitative Disclosure about Market Risk...................................... 18
PART II.   OTHER INFORMATION.............................................................................. 20
Item 4.    Submission of Matters to a Vote of Security Holders............................................ 20
Item 6.    Exhibits and Reports on Form 8-K............................................................... 20


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

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                      VARIAN, INC. AND SUBSIDIARY COMPANIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                                     QUARTER ENDED            SIX MONTHS ENDED
                                                                 -----------------------    ----------------------
                                                                 MAR. 31,      APR. 2,      MAR. 31,     APR. 2,
                                                                   2000          1999         2000         1999
                                                                 ----------    ---------    ---------    ---------
SALES.......................................................     $ 177,310     $148,936     $337,262     $282,232
Cost of sales...............................................       109,820      101,712      207,919      182,378
                                                                 ----------    ---------    ---------    ---------
GROSS PROFIT................................................        67,490       47,224      129,343       99,854
                                                                 ----------    ---------    ---------    ---------

OPERATING EXPENSES
     Sales and marketing....................................        31,301       34,180       61,106       64,276
     Research and development...............................         8,549        9,277       15,531       16,440
     General and administrative.............................        10,679       10,889       21,016       18,727
     Restructuring..........................................            --       10,974           --       10,974
                                                                 ----------    ---------    ---------    ---------
     TOTAL OPERATING EXPENSES...............................        50,529       65,320       97,653      110,417
                                                                 ----------    ---------    ---------    ---------
OPERATING EARNINGS (LOSS)...................................        16,961      (18,096)      31,690      (10,563)
Interest expense (income), net..............................           553         (129)       1,244         (265)
                                                                 ----------    ---------    ---------    ---------
EARNINGS (LOSS) BEFORE INCOME TAXES.........................        16,408      (17,967)      30,446      (10,298)
Income tax expense (benefit)................................         6,259       (7,993)      11,874       (4,583)
                                                                 ----------    ---------    ---------    ---------
NET EARNINGS (LOSS).........................................     $  10,149     $ (9,974)    $ 18,572     $ (5,715)
                                                                 ==========    =========    =========    =========

NET EARNINGS (LOSS) PER SHARE:
     Basic..................................................     $    0.32     $  (0.33)    $   0.60     $  (0.19)
                                                                 ==========    =========    =========    =========
     Diluted................................................     $    0.30     $  (0.33)    $   0.56     $  (0.19)
                                                                 ==========    =========    =========    =========

SHARES USED IN PER SHARE CALCULATIONS:
     Basic..................................................        31,498       30,423       31,154       30,423
                                                                 ==========    =========    =========    =========
     Diluted................................................        33,770       30,587       33,232       30,587
                                                                 ==========    =========    =========    =========







        See accompanying Notes to the Consolidated Financial Statements.

                      VARIAN, INC. AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and par value amounts)

                                                                                           MAR. 31,      OCT. 1,
                                                                                             2000         1999
                                                                                           ---------    ----------
                                                                                           (UNAUDITED)
ASSETS
CURRENT ASSETS
     Cash and cash equivalents.......................................................      $ 54,528     $  23,348
     Accounts receivable, net........................................................       152,845       151,437
     Inventories.....................................................................        92,401        66,634
     Deferred taxes..................................................................        25,368        25,508
     Other current assets............................................................         8,437         8,405
                                                                                           ---------    ----------
     TOTAL CURRENT ASSETS............................................................       333,579       275,332
PROPERTY, PLANT, AND EQUIPMENT, NET..................................................        77,246        83,654
OTHER ASSETS.........................................................................        66,321        66,090
                                                                                           ---------    ----------
TOTAL ASSETS.........................................................................      $477,146     $ 425,076
                                                                                           =========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Current portion of long-term debt...............................................      $  6,493     $   6,717
     Accounts payable................................................................        56,715        40,442
     Accrued liabilities.............................................................       128,753       116,128
                                                                                           ---------    ----------
     TOTAL CURRENT LIABILITIES.......................................................       191,961       163,287
LONG-TERM DEBT.......................................................................        47,931        51,221
DEFERRED TAXES.......................................................................         8,439         8,453
OTHER LIABILITIES....................................................................        10,561         7,453
                                                                                           ---------    ----------
TOTAL LIABILITIES....................................................................       258,892       230,414
                                                                                           ---------    ----------

CONTINGENCIES (NOTE 9)

STOCKHOLDERS' EQUITY
     Preferred stock--par value $.01, authorized--1,000,000 shares; issued--none.....            --            --
     Common stock--par value $.01, authorized--99,000,000 shares; issued and outstanding--32,148,879 shares at Mar. 31, 2000 and 30,563,094 at Oct. 1,
       1999..........................................................................       200,852       181,619
     Retained earnings...............................................................        31,615        13,043
     Other comprehensive income (loss)...............................................       (14,213)           --
                                                                                           ---------    ----------
     TOTAL STOCKHOLDERS' EQUITY......................................................       218,254       194,662
                                                                                           ---------    ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...........................................      $477,146     $ 425,076
                                                                                           =========    ==========




        See accompanying Notes to the Consolidated Financial Statements.

                      VARIAN, INC. AND SUBSIDIARY COMPANIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                             SIX MONTHS ENDED
                                                                                           --------- --- --------
                                                                                           MAR. 31,      APR. 2,
                                                                                             2000         1999
                                                                                           ---------     --------
NET CASH PROVIDED BY OPERATING ACTIVITIES...........................................       $ 32,513      $ 8,584
                                                                                           ---------     --------

INVESTING ACTIVITIES
Purchase of property, plant, and equipment..........................................        (10,558)     (10,546)
Proceeds from sale of property, plant, and equipment................................            286           --
Purchase of businesses..............................................................         (7,095)          --
                                                                                           ---------     --------
NET CASH USED IN INVESTING ACTIVITIES...............................................        (17,367)     (10,546)
                                                                                           ---------     --------

FINANCING ACTIVITIES
Common stock option exercises.......................................................         21,752           --
Purchase of common stock............................................................         (2,548)
Net issuance/(payment) of debt......................................................         (3,337)          --
Net transfers from Varian Associates, Inc./Varian Medical Systems, Inc..............          1,095       14,792
                                                                                           --------     --------
NET CASH PROVIDED BY FINANCING ACTIVITIES...........................................         16,962       14,792
                                                                                           --------     --------
Effects of exchange rate changes on cash............................................           (928)        (737)
                                                                                           --------     --------
Net increase in cash and cash equivalents...........................................         31,180       12,093
Cash and cash equivalents at beginning of period....................................         23,348           --
                                                                                            --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..........................................       $ 54,528      $12,093
                                                                                           =========     ========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt assumed/transferred from Varian Associates, Inc................................       $     --      $77,100
                                                                                           =========     ========

Transfer of property, plant, and equipment..........................................       $     --      $ 9,900
                                                                                           =========     ========

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid...................................................................       $  2,453      $   510
                                                                                           =========     ========
Interest paid.......................................................................       $  1,928      $    37
                                                                                           =========     ========







        See accompanying Notes to the Consolidated Financial Statements.

                      VARIAN, INC. AND SUBSIDIARY COMPANIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  INTERIM CONSOLIDATED FINANCIAL STATEMENTS

     These interim consolidated financial statements of Varian, Inc. and its subsidiary companies (collectively, the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The year ended October 1, 1999 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These interim consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K for the year ended October 1, 1999, which has been filed with the Securities and Exchange Commission. In the opinion of the Company's management, the interim consolidated financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. The results of operations for the second quarter and six months ended March 31, 2000 are not necessarily indicative of the results to be expected for a full year or for any other periods.

NOTE 2.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     Varian, Inc., (the "Company") is a major supplier of scientific instruments and consumables, vacuum technology products and services, and electronics manufacturing services. These businesses primarily serve life science, health care, semiconductor processing, communications, industrial, and academic customers.

     Until April 2, 1999, the business of the Company was operated as the Instrument Business ("IB") of Varian Associates, Inc. ("VAI"). The interim consolidated financial statements generally reflect IB's results of operations and cash flows for the quarter and six months ended April 2, 1999, and the Company's results of operations and cash flows for the quarter and six months ended March 31, 2000. The interim consolidated financial results for the quarter and six months ended April 2, 1999 were carved out from the interim financial statements of VAI using the historical results of operations of IB and include the accounts of IB after elimination of inter-business transactions. These interim consolidated financial results also include allocations of certain VAI corporate expenses (including legal, accounting, employee benefits, insurance services, information technology services, treasury, and other corporate overhead) to IB.

     The Company's fiscal years reported are the 52-week periods ending on the Friday nearest September 30. Fiscal year 2000 will comprise the 52-week period ending September 29, 2000, and fiscal year 1999 was comprised of the 52-week period ended October 1, 1999. The fiscal quarters ended March 31, 2000 and April 2, 1999 each comprise 13 weeks, and the six-month periods ended March 31, 2000 and April 2, 1999 each comprise 26 weeks.

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

                      VARIAN, INC. AND SUBSIDIARY COMPANIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 4.  BALANCE SHEET DETAIL

                                       MAR. 31,       OCT. 1,
                                         2000          1999
                                      ----------    ----------
(IN THOUSANDS)
INVENTORIES
Raw materials and parts..........     $  46,725     $  36,149
Work in process..................        13,985         5,487
Finished goods...................        31,691        24,998
                                      ----------    ----------
                                      $  92,401     $  66,634
                                      ==========    ==========

     Inventories are valued at the lower of cost or market (net realizable value) using the last-in, first-out (LIFO) cost for certain U.S. inventories. All other inventories are valued principally at average cost. If the first-in, first-out (FIFO) method had been used for those operations valuing inventories on a LIFO basis, inventories would have been higher than reported by $14.8 million at March 31, 2000 and $14.4 million at October 1, 1999.

NOTE 5.  FORWARD EXCHANGE CONTRACTS

     The Company's forward exchange contracts generally range from one to 12 months in original maturity. Forward exchange contracts outstanding as of March 31, 2000 that hedge the balance sheet and certain purchase commitments were effective March 31, 2000, and accordingly there were no unrealized gains or losses associated with such contracts and the fair value of these contracts approximates their notional values. Forward exchange contracts that were outstanding as of March 31, 2000 are summarized as follows:


  (IN THOUSANDS)                                     NOTIONAL       NOTIONAL
                                                    VALUE SOLD     PURCHASED
                                                     ---------     ---------
  Australian Dollar.............................     $     --      $ 14,817
  Japanese Yen..................................       14,030            --
  British Pound.................................        7,054        15,508
  Canadian Dollar...............................        3,985            --
  Euro..........................................           --         3,162
                                                     ---------     ---------
     Total......................................     $ 25,069      $ 33,487
                                                     =========     =========

NOTE 6.  NET EARNINGS PER SHARE

     Basic earnings per share are calculated based on net earnings and the weighted-average number of shares outstanding during the reported period. Diluted earnings per share include dilution from potential common stock shares issuable pursuant to the exercise of outstanding stock options determined using the treasury stock method.

     For periods prior to April 3, 1999, pro forma earnings (loss) per share were calculated assuming that the weighted-average number of shares outstanding during the period equaled the number of shares of common stock outstanding as of the Distribution on April 2, 1999. Also, for computing pro forma diluted earnings (loss) per share, the additional shares issuable upon exercise of stock options were determined using the treasury stock method based on the number of replacement stock options issued as of the Distribution on April 2, 1999.

     For the fiscal quarter and six months ended April 2, 1999, options to purchase 3,030,355 potential common stock shares with exercise prices greater than the market value on April 2, 1999 of such common stock were excluded from the calculation of diluted earnings per share.

                      VARIAN, INC. AND SUBSIDIARY COMPANIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

A reconciliation follows:
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                             QUARTER ENDED                 SIX MONTHS ENDED
                                                      ------------ --- -----------    ------------- - -----------
                                                       MAR. 31,         APR. 2,         MAR. 31,       APR. 2,
                                                         2000             1999            2000           1999
                                                      ------------     -----------    -------------   -----------
BASIC
Net earnings (loss)..............................     $    10,149      $   (9,974)    $     18,572    $   (5,715)
Weighted average shares outstanding..............          31,498          30,423           31,154        30,423
Net earnings (loss) per share....................     $      0.32      $    (0.33)    $       0.60    $    (0.19)
                                                      ============     ===========    =============   ===========

DILUTED
Net earnings (loss)..............................     $    10,149      $   (9,974)    $     18,572    $   (5,715)
Weighted average shares outstanding..............          31,498          30,423           31,154        30,423
Net effect of dilutive stock options.............           2,272             164            2,078           164
                                                      ------------     -----------    -------------   -----------

Total shares.....................................          33,770          30,587           33,232        30,587
Net earnings (loss) per share....................     $      0.30      $    (0.33)    $       0.56    $    (0.19)
                                                      ============     ===========    =============   ===========


NOTE 7.  COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) is comprised of net income and the currency translation adjustment. Comprehensive income (loss) was $4.7 million and ($10.0) million for the three months ended March 31, 2000 and April 2, 1999, respectively and $4.4 million and ($5.7) million for the six months ended March 31, 2000 and April 2, 1999, respectively.

NOTE 8.  DEBT AND CREDIT FACILITIES

     The Distribution Agreement provided for the division among the Company, VSEA, and VMS of VAI's cash and debt as of April 2, 1999. Under the Distribution Agreement, the Company was to assume 50% of VAI's term loans and receive an amount of cash from VAI such that it would have net debt (defined in the Distribution Agreement as the amount outstanding under the term loans and notes payable, less cash and cash equivalents) equal to approximately 50% of the net debt of the Company and VMS, subject to such adjustment as was necessary to provide VMS with a net worth (as defined in the Distribution Agreement) of between 40% and 50% of the aggregate net worth of the Company and VMS, and subject to further adjustment to reflect the Company's approximately 50% share of the estimated proceeds, if any, to be received by VMS after the Distribution from the sale of VAI's long-term leasehold interest at certain of its Palo Alto facilities, together with certain related buildings and other corporate assets, and the Company's obligation for approximately 50% of any estimated transaction expenses to be paid by VMS after the Distribution (in each case reduced for estimated taxes payable or tax benefits received from all sales and transaction expenses). Since the amounts transferred immediately prior to the Distribution were based on estimates, these and other adjustments were required following the Distribution. As a result of these final adjustments, the Company recorded an increase in stockholders' equity of $1.1 million in the second quarter of fiscal year 2000. Management believes that no further adjustments are necessary, and that if any are required, they will not have a material effect on the Company's financial condition.

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

                      VARIAN, INC. AND SUBSIDIARY COMPANIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

under the direction of, or in consultation with, foreign, federal, state, and/or local agencies at certain current VMS or former VAI facilities.

     For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken. As of March 31, 2000, it was nonetheless estimated that the Company's share of the future exposure for environmental-related investigation and remediation costs for these sites and facilities ranged in the aggregate from $4.5 million to $10.5 million (without discounting to present value). The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 30 years as of March 31, 2000. No amount in the foregoing range of estimated future costs is believed to be more probable of being incurred than any other amount in such range, and the Company therefore accrued $4.5 million as of March 31, 2000.

     As to other sites and facilities, sufficient knowledge has been gained to be able to better estimate the scope and costs of future environmental activities. As of March 31, 2000, it was estimated that the Company's share of the future exposure for environmental-related investigation and remediation costs for these sites and facilities ranged in the aggregate from $8.1 million to $13.7 million (without discounting to present value). The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 30 years as of March 31, 2000. As to each of these sites and facilities, it was determined that a particular amount within the range of estimated costs was a better estimate of the future environmental liability than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. Together, these amounts totaled $9.4 million at March 31, 2000. The Company therefore accrued $4.1 million as of March 31, 2000, which represents the best estimate of its share of these future costs discounted at 4%, net of inflation. This accrual is in addition to the $4.5 million described in the preceding paragraph.

     Claims for recovery of environmental investigation and remediation costs already incurred, and to be incurred in the future, were asserted by VAI against various insurance companies and other third parties. VMS is still pursuing recovery against a final insurance company for the benefit of itself, VSEA, and the Company. In addition, an insurance company has agreed to pay a portion of VAI's (now VMS') future environmental-related expenditures for which the Company has an indemnity obligation, and the Company therefore has a $1.3 million receivable in Other Assets as of March 31, 2000 for the Company's share of such recovery. The Company has not reduced any environmental-related liability in anticipation of recovery with respect to claims made against third parties.

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

                      VARIAN, INC. AND SUBSIDIARY COMPANIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

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

                                                                                          CASH
                                                                        ACCRUAL AT    PAYMENTS AND    ACCRUAL AT
                                                                        DECEMBER 31,      OTHER         MARCH 31,
                                                                            1999       REDUCTIONS        2000
                                                                        -----------   -------------   -----------
(IN THOUSANDS)
Lease payments and other facility expenses............................. $    1,131    $         89    $    1,042
Severance and other related employee benefits..........................      1,576             398         1,178
                                                                        -----------   -------------   -----------
Total.................................................................. $    2,707    $        487    $    2,220
                                                                        ===========   =============   ===========

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

INDUSTRY SEGMENTS
                                                                          (IN MILLIONS)
                                                         QUARTER ENDED                    QUARTER ENDED
                                                   ---------------------------    ------------------------------
                                                   MARCH 31, 2000  APR. 2, 1999   MAR. 31, 2000    APR. 2, 1999
                                                   ------------    -----------    -------------    -------------
                                                                                  PRETAX EARNINGS  PRETAX EARNINGS
                                                      SALES           SALES          (LOSS)           (LOSS)
                                                   ------------    -----------    -------------    -------------
Scientific Instruments.......................      $     102.0     $     97.4     $       11.2     $      (16.1)
Vacuum Technologies .........................             34.8           26.6              5.8             (1.5)
Electronics Manufacturing....................             40.5           24.9              3.0              1.1
                                                   ------------    -----------    -------------    -------------
Total industry segments......................            177.3          148.9             20.0            (16.5)
General corporate............................               --             --             (3.1)            (1.7)
Interest (exp.)/inc., net ...................               --             --             (0.5)             0.2
                                                   ------------    -----------    -------------    -------------
Total .......................................      $     177.3     $    148.9     $       16.4     $      (18.0)
                                                   ============    ===========    =============    =============

                      VARIAN, INC. AND SUBSIDIARY COMPANIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

--------------------------------------------------------------------------------
INDUSTRY SEGMENTS
                                                                           (IN MILLIONS)
                                                          SIX MONTHS ENDED               SIX MONTHS ENDED
                                                    ----------------------------  --------------------------------
                                                    MARCH 31, 2000  APR. 2, 1999   MAR. 31, 2000    APR. 2, 1999
                                                    ------------     -----------  ---------------  ---------------
                                                                                  PRETAX EARNINGS  PRETAX EARNINGS
                                                       SALES            SALES         (LOSS)           (LOSS)
                                                    ------------     -----------  ---------------  ---------------
Scientific Instruments........................       $     196.3      $    187.1     $      22.3      $     (9.3)
Vacuum Technologies...........................              66.7            48.7            10.3            (0.4)
Electronics Manufacturing.....................              74.3            46.4             5.7             2.4
                                                    ------------     -----------  ---------------  ---------------
Total industry segments.......................             337.3           282.2            38.3            (7.3)
General corporate.............................                --              --            (6.7)           (3.3)
Interest (exp.)/inc., net.....................                --              --            (1.2)            0.3
                                                    ------------     -----------  ---------------  ---------------
Total.........................................       $     337.3      $    282.2     $      30.4      $    (10.3)
                                                     ===========      ==========  ===============  ===============


NOTE 12.   STOCK REPURCHASE PROGRAM

     The Company repurchases shares of its common stock under a program to manage the dilution created by shares issued under employee stock plans. During the second quarter of fiscal year 2000, the Company's Board of Directors authorized the Company to repurchase up to 1,000,000 shares of its common stock until September 28, 2001. The stock repurchases are limited by the amount of cash generated through stock option exercises since October 4, 1999 and sales of stock under the Company's Employee Stock Purchase Plan.

     During the second quarter of fiscal year 2000, the Company repurchased 82,500 shares for an aggregate cost of $3.6 million of which 25,000 shares ($1.1 million) did not settle. As of March 31, 2000, the Company had remaining authorization for future repurchases of 917,500 shares.

NOTE 13.   EMPLOYEE STOCK PURCHASE PLAN

     During the second quarter of fiscal year 2000, the Company's Board of Directors approved an Employee Stock Purchase Plan for which the Company set aside 1,200,000 shares of common stock for issuance under the Plan. Beginning with the first enrollment date of April 3, 2000, eligible Company employees may set aside for purchases under the Plan between 1% and 10% of eligible compensation through payroll deductions. The participants' purchase price will be the lower of 85% of the stock's market value on the enrollment date or 85% of the stock's market value on the purchase date. Enrollment dates occur every six months and purchase dates occur each quarter.

NOTE 14.   RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting and Standards Board issued Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities. "SFAS 133 requires derivatives to be measured at fair value and to be recorded as assets or liabilities on the balance sheet. The accounting for gains or losses resulting from changes in the fair values of those derivatives would be dependent upon the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 is effective for fiscal quarters and years beginning after June 15, 2000. The Company will adopt SFAS 133 in the first quarter of fiscal year 2001 and is in the process of determining the impact that adoption will have on the consolidated financial statements.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the Securities and Exchange Commission. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. SAB 101 is effective for the Company's first quarter of fiscal year 2001, beginning September 30, 2000, however earlier adoption is permitted. The Company is in the process of determining the impact that adoption will have on the consolidated financial statements.

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

     The interim consolidated financial statements generally reflect IB's results of operations and cash flows for the quarter and six months ended April 2, 1999, and the Company's results of operations and cash flows for the quarter and six months ended March 31, 2000. The interim consolidated financial results for the quarter ended April 2, 1999 were carved out from the interim financial statements of VAI using the historical results of operations of IB and include the accounts of IB after elimination of inter-business transactions. These interim consolidated financial results also include allocations of certain VAI corporate expenses (including legal, accounting, employee benefits, insurance services, information technology services, treasury, and other corporate overhead) to IB. These amounts have been allocated to IB on the basis that is considered by management to reflect most fairly or reasonably the utilization of the services provided to or the benefit obtained by IB. Typical measures and activity indicators used for allocation purposes include headcount, sales revenue, and payroll expense. The Company's management believes that the methods used to allocate these amounts are reasonable. However, these allocations are not necessarily indicative of the amounts that would have been or that will be recorded by the Company on a stand-alone basis.

     The Company's fiscal years reported are the 52-week periods ending on the Friday nearest September 30. Fiscal year 2000 will comprise the 52-week period ending September 29, 2000, and fiscal year 1999 was comprised of the 52-week period ended October 1, 1999. The fiscal quarters ended March 31, 2000 and April 2, 1999 each comprise 13 weeks, and the six-month periods ended March 31, 2000 and April 2, 1999 each comprise 26 weeks.

RESULTS OF OPERATIONS

SECOND QUARTER OF FISCAL YEAR 2000 COMPARED TO SECOND QUARTER OF FISCAL YEAR
1999

     SALES. Sales were $177.3 million in the second quarter of fiscal year 2000, an increase of 19.1% from sales of $148.9 million in the second quarter of fiscal year 1999. Sales by the Scientific Instruments, Vacuum Technologies, and Electronics Manufacturing segments increased by 4.8%, 30.7%, and 62.3%, respectively.

     Geographically, sales in North America of $103.0 million, Europe of $48.8 million and the rest of the world of $25.5 million in the second quarter of fiscal year 2000 represented increases of 28%, 0%, and 33%, respectively, as compared to the second quarter of fiscal year 1999. The significant increase in North America was largely due to the strong sales growth of the Electronics Manufacturing segment, the sales of which are all in North America. The flat sales in Europe resulted from the strength of the U.S. dollar versus the European currencies and the timing of NMR product sales to European customers. The significant increase in the rest of the world was primarily due to the general economic recovery of the Asian markets.

     Orders in the second quarter of fiscal year 2000 were $187.4 million, compared to $154.2 million in the second quarter of fiscal year 1999. Both Vacuum Technologies and Electronics Manufacturing had particularly strong orders growth, with Scientific Instruments also contributing to the increase.

     GROSS PROFIT. Gross profit was $67.5 million (representing 38.1% of sales) in the second quarter of fiscal year 2000, compared to $47.2 million (representing 31.7% of sales) in the second quarter of fiscal year 1999. The lower gross profit percentage in the second quarter of fiscal year 1999 resulted primarily from actions taken as part of an overall reorganization of IB, which included actions to prepare IB to separate from VAI and become a stand-alone company, other organizational changes and a comprehensive product review, which resulted in a decision to accelerate transition from certain older to newer products necessitating the writedown of certain excess and obsolete inventories and the lowering of prices to accelerate the liquidation of older products. The impact on gross profit of these actions was in addition to the restructuring charges discussed below.

     SALES AND MARKETING. Sales and marketing expenses were $31.3 million (representing 17.7% of sales) in the second quarter of fiscal year 2000, compared to $34.2 million (representing 22.9% of sales) in the second quarter of fiscal year 1999. The higher costs as a percentage of sales in the second quarter of fiscal year 1999 resulted from actions taken as part of the above-described reorganization, including costs to move people and equipment to new consolidated locations, writedown of field demonstration equipment following the accelerated transition to newer products, and other higher than normal costs related to the reorganization. These changes were in addition to the restructuring charges discussed below. Sales and marketing expenses in the second quarter of fiscal year 2000 benefited from the cost savings from last year's restructuring and reorganization activities and the overall leverage of higher sales.

     RESEARCH AND DEVELOPMENT. Research and development expenses were $8.5 million (representing 4.8% of sales) in the second quarter of fiscal year 2000, compared to research and development expenses of $9.3 million (representing 6.2% of sales) in the second quarter of fiscal year 1999. The second quarter of fiscal year 1999 included accelerated development costs to complete a new gas chromatograph.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses were $10.7 million (representing 6.0% of sales) in the second quarter of fiscal year 2000, compared to $10.9 million (representing 7.3% of sales) in the second quarter of fiscal year 1999. General and administrative expenses for the second quarter of fiscal year 2000 were actual costs of the Company, whereas general and administrative costs for the second quarter of fiscal year 1999 were the Company's allocated share of VAI's costs.

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

     NET INTEREST EXPENSE. Net interest expense was $0.5 million (representing 0.3% of sales) for the second quarter of fiscal year 2000. Prior to the Distribution on April 2, 1999, no debt had been allocated to the Company. See "Liquidity and Capital Resources" below.

     TAXES ON EARNINGS. The effective income tax rate was 38.1% for the second quarter of fiscal year 2000, compared to 44.5% for the second quarter of fiscal year 1999. The fiscal year 1999 rate is higher because the Company realized a larger proportion of high tax-rate, foreign country income in fiscal year 1999 (due primarily to restructuring and related charges incurred in lower tax-rate countries) than it anticipates for fiscal year 2000.

     NET EARNINGS. Net earnings were $10.1 million ($0.30 diluted net earnings per share) in the second quarter of fiscal year 2000, compared to the net loss of $10.0 million ($0.33 diluted net loss per share) in the second quarter of fiscal year 1999. The second quarter of fiscal year 1999 included IB's overall reorganizations, which resulted in incremental costs primarily included in cost of sales, marketing and restructuring charges.

     SEGMENTS. Scientific Instruments sales of $102.0 million in the second quarter of fiscal year 2000 increased 4.8% over the second quarter of fiscal year 1999 sales of $97.4 million. Sales of analytical products continued to grow. However, sales of NMR products declined slightly due to a shift in product mix in recent quarters toward higher priced, high field systems with longer manufacturing lead times. As a result, NMR backlog has grown to record levels. Earnings from operations in the second quarter of fiscal year 2000 of $11.2 million (11.0% of sales) increased from a loss of $16.1 million (16.4% of sales) in the second quarter of fiscal year 1999. The second quarter of fiscal year 1999 was significantly impacted by IB's overall reorganization discussed above.

     Vacuum Technologies sales of $34.8 million in the second quarter of fiscal year 2000 increased 30.7% above the second quarter of fiscal year 1999 sales of $26.6 million. The increase in sales was primarily due to the recovery of the Asian economies and the improved demand from semiconductor equipment manufacturers and users. Earnings from operations in the second quarter of fiscal year 2000 of $5.8 million (16.5% of sales) were up from the $1.5 million loss (5.7% of sales) in the second quarter of fiscal year 1999. The second quarter of fiscal year 1999 was negatively impacted by IB's overall reorganization discussed above and by the lower sales volume.

     Electronics Manufacturing sales in the second quarter of fiscal year 2000 of $40.5 million increased 62.3% from the second quarter of fiscal year 1999 sales of $24.9 million. The increase in sales was principally due to higher demand from the communications and medical equipment industries and the general movement of small to medium size manufacturing companies to outsource their electronics manufacturing. In addition, in February 2000 the Company acquired an electronics manufacturing operation in Poway, California, which added $4 million to revenues in the quarter. Earnings from operations in the second quarter of $3.0 million (7.6% of sales) increased from $1.1 million (4.5% of sales) in the second quarter of fiscal year 1999. The increase in earnings from operations was primarily the result of increased sales.

FIRST HALF OF FISCAL YEAR 2000 COMPARED TO FIRST HALF OF FISCAL YEAR 1999

     SALES. Sales were $337.3 million in the first half of fiscal year 2000, an increase of 19.5% from sales of $282.2 million in the first half of fiscal year 1999. Sales by the Scientific Instruments, Vacuum Technologies, and Electronics Manufacturing segments increased by 4.9%, 36.8%, and 60.0%, respectively.

     Geographically, sales in North America of $194.0 million, Europe of $93.1 million and the rest of the world of $50.2 million in the first half of fiscal year 2000 represented increases of 30%, 1%, and 25%, respectively, as compared to the first half of fiscal year 1999. The significant increase in North America was largely due to the strong sales growth of the Electronics Manufacturing segment, the sales of which are all in North America. The flat sales in Europe resulted from the strength of the U.S. dollar versus the European currencies and the timing of NMR product sales to European customers. The significant increase in the rest of the world was primarily due to the general economic recovery of the Asian markets.

     Orders in the first half of fiscal year 2000 were $359.3 million, compared to $292.7 million in the first half of fiscal year 1999. Both Vacuum
Technologies and Electronics Manufacturing had particularly strong orders growth, with Scientific Instruments also contributing to the increase.

     GROSS PROFIT. Gross profit was $129.3 million (representing 38.4% of sales) in the first half of fiscal year 2000, compared to $99.9 million (representing 35.4% of sales) in the first half of fiscal year 1999. The lower gross profit percentage in the first half of fiscal year 1999 resulted primarily from actions taken as part of an overall reorganization of IB, which included actions to prepare IB to separate from VAI and become a stand-alone company, other organizational changes and a comprehensive product review, which resulted in a decision to accelerate transition from certain older to newer products necessitating the writedown of certain excess and obsolete inventories and the lowering of prices to accelerate the liquidation of older products. The impact on gross profit of these actions was in addition to the restructuring charges discussed below.

     SALES AND MARKETING. Sales and marketing expenses were $61.1 million (representing 18.1% of sales) in the first half of fiscal year 2000, compared to $64.3 million (representing 22.8% of sales) in the first half of fiscal year 1999. The higher costs as a percentage of sales in the first half of fiscal year 1999 resulted from actions taken as part of the above-described reorganization, including costs to move people and equipment to new consolidated locations, writedown of field demonstration equipment following the accelerated transition to newer products, and other higher than normal costs related to the reorganization. These changes were in addition to the restructuring charges discussed below. Sales and marketing expenses in the first half of fiscal year 2000 benefited from the cost savings from last year's restructuring and reorganization activities and the overall leverage of higher sales.

     RESEARCH AND DEVELOPMENT. Research and development expenses were $15.5 million (representing 4.6% of sales) in the first half of fiscal year 2000, compared to research and development expenses of $16.4 million (representing 5.8% of sales) in the first half of fiscal year 1999.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses were $21.0 million (representing 6.2% of sales) in the first half of fiscal year 2000, compared to $18.7 million (representing 6.6% of sales) in the first half of fiscal year 1999. General and administrative expenses for the first half of fiscal year 2000 were actual costs of the Company, whereas general and administrative costs for the first half of fiscal year 1999 were the Company's allocated share of VAI's costs.

     RESTRUCTURING CHARGES. During the first half of fiscal year 1999, IB's management approved a program to consolidate field sales and service organizations in Europe, Australia, and the United States so as to fall within the direct responsibility of management at IB's principal factories in those countries in order to reduce costs, simplify management structure and benefit from the infrastructure existing in those factories. This restructuring entailed consolidating certain sales, service and support operations. The consolidation resulted in exiting of a product line, closing or downsizing of sales offices and termination of approximately 100 personnel.

     NET INTEREST EXPENSE. Net interest expense was $1.2 million (representing 0.4% of sales) for the first half of fiscal year 2000. Prior to the Distribution on April 2, 1999, no debt had been allocated to the Company. See "Liquidity and Capital Resources" below.

     TAXES ON EARNINGS. The effective income tax rate was 39.0% for the first half of fiscal year 2000, compared to 44.5% for the first half of fiscal year 1999. The fiscal year 1999 rate is higher because the Company realized a larger proportion of high tax-rate, foreign country income in fiscal year 1999 (due primarily to restructuring and related charges incurred in lower tax-rate countries) than it anticipates for fiscal year 2000.

     NET EARNINGS. Net earnings were $18.6 million ($0.56 diluted net earnings per share) in the first half of fiscal year 2000, compared to the net loss of $5.7 million ($0.19 diluted net loss per share) in the first half of fiscal year 1999. The first half of fiscal year 1999 included IB's overall reorganizations, which resulted in incremental costs primarily included in cost of sales, marketing and restructuring charges.

     SEGMENTS. Scientific Instruments sales of $196.3 million in the first half of fiscal year 2000 increased 4.9% over the first half of fiscal year 1999 sales of $187.1 million. Sales of analytical products continued to grow. However, sales of NMR products declined slightly due to a shift in product mix in recent quarters toward higher priced, high field systems with longer manufacturing lead times. As a result, NMR backlog has grown to record levels. Earnings from operations in the first half of fiscal year 2000 of $22.3 million (11.4% of sales) increased from a loss of$9.3 million (4.9% of sales) in the first half of fiscal year 1999. The first half of fiscal year 1999 was significantly impacted by IB's overall reorganization discussed above.

     Vacuum Technologies sales of $66.7 million in the first half of fiscal year 2000 increased 36.8% above the first half of fiscal year 1999 sales of $48.7 million. The increase in sales was primarily due to the recovery of the Asian economies and the improved demand from semiconductor equipment manufacturers and users. Earnings from operations in the first half of fiscal year 2000 of $10.3 million (15.4% of sales) were up from the loss of $0.4 million (0.1% of sales) in the first half of fiscal year 1999. The first half of fiscal year 1999 was negatively impacted by IB's overall reorganization discussed above and by the lower sales volume.

     Electronics Manufacturing sales in the first half of fiscal year 2000 of $74.3 million increased 60.0% from the first half of fiscal year 1999 sales of $46.4 million. The increase in sales was principally due to higher demand from the communications and medical equipment industries and the general movement of small to medium size manufacturing companies to outsource their electronics manufacturing. In addition, in February 2000 the Company acquired an electronics manufacturing operation in Poway, California, which added $4 million to revenues in the second quarter. Earnings from operations in the first half of $5.7 million (7.7% of sales) increased from $2.4 million (5.2% of sales) in the first half of fiscal year 1999. The increase in earnings from operations was primarily the result of increased sales.

LIQUIDITY AND CAPITAL RESOURCES

     VAI CASH AND DEBT ALLOCATIONS. The Distribution Agreement provided for the division among the Company, VSEA, and VMS of VAI's cash and debt as of April 2, 1999. Under the Distribution Agreement, the Company was to assume 50% of VAI's term loans and receive an amount of cash from VAI such that it would have net debt (defined in the Distribution Agreement as the amount outstanding under the term loans and notes payable, less cash and cash equivalents) equal to approximately 50% of the net debt of the Company and VMS, subject to such adjustment as was necessary to provide VMS with a net worth (as defined in the Distribution Agreement) of between 40% and 50% of the aggregate net worth of the Company and VMS, and subject to further adjustment to reflect the Company's approximately 50% share of the estimated proceeds, if any, to be received by VMS after the Distribution from the sale of VAI's long-term leasehold interest at certain of its Palo Alto facilities, together with certain related buildings and other corporate assets, and the Company's obligation for approximately 50% of any estimated transaction expenses to be paid by VMS after the Distribution (in each case reduced for estimated taxes payable or tax benefits received from all sales and transaction expenses). Since the amounts transferred immediately prior to the Distribution were based on estimates, these and other adjustments were required following the Distribution. As a result of these final adjustments, the Company recorded an increase in stockholders' equity of $1.1 million in the second quarter of fiscal year 2000. Management believes that no further adjustments are necessary, and that if any are required, they will not have a material effect on the Company's financial condition.

     CASH AND CASH EQUIVALENTS. The Company generated $32.5 million of cash from operations in the first half of fiscal year 2000, which compares to $8.6 million in the first half of fiscal year 1999. The increase in cash from operations resulted from improved net earnings and a reduction in working capital requirements. The Company used $17.4 million of cash for the acquisition of capital equipment and an electronics manufacturing operation in Poway, California in the first half fiscal year 2000, which compares to $10.5 million for the acquisition of capital equipment in the first half of fiscal year 1999. The Company generated $17.0 million of cash from financing activities in the first half of fiscal year 2000 compared to $14.8 million in the first half of fiscal year 1999. Proceeds from stock options represented a significant amount of the financing reduced by a scheduled debt payment and the repurchase of 57,500 shares of the Company's common stock under a recently approved stock buy-back plan. The Company's current business strategy contemplates possible acquisitions, further stock buy-backs and/or facility expansions. Any of these possibilities could utilize cash currently being generated by the Company.

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

ENVIRONMENTAL MATTERS

     The Company's operations are subject to various foreign, federal, state, and/or local laws regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. This includes discharges into soil, water and air, and the generation, handling, storage, transportation, and disposal of waste and hazardous substances. In addition, several countries have adopted or are reviewing proposed regulations that would require manufacturers to dispose of their products at the end of their useful life. These laws could increase costs and potential liabilities associated with the conduct of the Company's operations.

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

     For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken. As of March 31, 2000, it was nonetheless estimated that the Company's share of the future exposure for environmental-related investigation and remediation costs for these sites and facilities ranged in the aggregate from $4.5 million to $10.5 million (without discounting to present value). The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 30 years as of March 31, 2000. No amount in the foregoing range of estimated future costs is believed to be more probable of being incurred than any other amount in such range, and the Company therefore accrued $4.5 million as of March 31, 2000.

     As to other sites and facilities, sufficient knowledge has been gained to be able to better estimate the scope and costs of future environmental activities. As of March 31, 2000, it was estimated that the Company's share of the future exposure for environmental-related investigation and remediation costs for these sites and facilities ranged in the aggregate from $8.1 million to $13.7 million (without discounting to present value). The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 30 years as of March 31, 2000. As to each of these sites and facilities, it was determined that a particular amount within the range of estimated costs was a better estimate of the future environmental liability than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. Together, these amounts totaled $9.4 million at March 31, 2000. The Company therefore accrued $4.1 million as of March 31, 2000, which represents the best estimate of its share of these future costs discounted at 4%, net of inflation. This accrual is in addition to the $4.5 million described in the preceding paragraph.

     Claims for recovery of environmental investigation and remediation costs already incurred, and to be incurred in the future, were asserted by VAI against various insurance companies and other third parties. VMS is still pursuing recovery against a final insurance company for the benefit of itself, VSEA, and the Company. In addition, an insurance company has agreed to pay a portion of VAI's (now VMS') future environmental-related expenditures for which the Company has an indemnity obligation, and the Company therefore has a $1.3 million receivable in Other Assets as of March 31, 2000 for the Company's share of such recovery. The Company has not reduced any environmental-related liability in anticipation of recovery with respect to claims made against third parties.

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

YEAR 2000

     The Company completed a comprehensive assessment of potential Year 2000 problems with respect to (1) the Company's internal systems, (2) the Company's products, and (3) significant third parties with which the Company does business. The Company has not experienced any significant Year 2000 problems in its internal systems, with previously-sold products or with significant third parties. However, there can be no assurance that the Company will not incur costs with respect to Year 2000 problems not yet experienced or reported. If the Company experiences Year 2000 problems not yet experienced, the Company's operations could be adversely impacted. However, management does not currently believe that such risks are reasonably likely to have a material adverse effect on the Company's business, results of operations, or financial condition.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting and Standards Board issued Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities. "SFAS 133 requires derivatives to be measured at fair value and to be recorded as assets or liabilities on the balance sheet. The accounting for gains or losses resulting from changes in the fair values of those derivatives would be dependent upon the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 is effective for fiscal quarters and years beginning after June 15, 2000. The Company will adopt SFAS 133 in the first quarter of fiscal year 2001 and is in the process of determining the impact that adoption will have on the consolidated financial statements.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the Securities and Exchange Commission. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. SAB 101 is effective for the Company's first quarter of fiscal year 2001, beginning September 30, 2000, however earlier adoption is permitted. The Company is in the process of determining the impact that adoption will have on the consolidated financial statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     FOREIGN CURRENCY  EXCHANGE RISK. The Company  typically hedges its currency exposures associated with certain assets and liabilities denominated in non-functional currencies and with anticipated foreign currency cash flows. As a result, the effect of an immediate 10% change in exchange rates would not be material to the Company's financial condition or results of operations. The Company's forward exchange contracts have generally ranged from one to 12 months in original maturity, and no forward exchange contract has had an original maturity greater than one year. Forward exchange contracts outstanding as of March 31, 2000 that hedge the balance sheet and certain purchase commitments were effective March 31, 2000, and accordingly there were no unrealized gains or losses associated with such contracts and the fair value of these contracts approximates their notional values.

  FORWARD EXCHANGE CONTRACTS OUTSTANDING AS OF MARCH 31, 2000

                                                                     NOTIONAL
                                                       NOTIONAL       VALUE
                                                      VALUE SOLD     PURCHASED
                                                      ----------     ---------
  (IN THOUSANDS)
  Australian Dollar...............................    $      --      $ 14,817
  Japanese Yen....................................       14,030            --
  British Pound...................................        7,054        15,508
  Canadian Dollar.................................        3,985            --
  Euro............................................           --         3,162
                                                      ----------     ---------
       Total......................................    $  25,069      $ 33,487
                                                      ==========     =========

INTEREST RATE RISK

     The Company has no material exposure to market risk for changes in interest rates. The Company invests primarily in short-term U.S. Treasury securities, and changes in interest rates would not be material to the Company's financial condition or results of operations. The Company primarily enters into debt obligations to support general corporate purposes, including working capital requirements, capital expenditures, and acquisitions. At March 31, 2000 the Company's debt obligations had fixed interest rates.

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

DEBT OBLIGATIONS


PRINCIPAL AMOUNTS AND RELATED WEIGHTED AVERAGE INTEREST RATES BY YEAR OF
MATURITY

                          SIX
                         MONTHS
                          ENDED                  FISCAL YEARS
                         SEP. 29,   --------------------------------------------------
(IN THOUSANDS)            2000      2001       2002       2003       2004       2005      THEREAFTER     TOTAL
                         -------    ------    -------     ------    -------    -------    ---------     ---------
Long-term debt
(including current
portion)...........      $3,360     $6,397    $6,438      $2,974    $2,755     $2,500     $ 30,000      $ 54,424
Average interest
   rate............         7.0%       6.9%      6.9%        6.3%      6.7%       7.2%         6.8%          6.8%

                                     PART II
                                OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's Annual Meeting of Stockholders held on February 10, 2000, the Company's stockholders elected Allen J. Lauer as a Class I director for a three-year term, with 25,617,029 votes for and 1,459,147 votes withheld.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

       (a)   Exhibits required to be filed by Item 601 of Regulation S-K:

    EXHIBIT
      NO.          DESCRIPTION
    --------     ----------------
    10.1*        Varian, Inc. Employee Stock Purchase Plan.
    10.2*        Amended and Restated Change in Control Agreement, dated as of February 25, 2000, Between
                 Registrant and Sergio Piras.
    10.3*        Amended and Restated Change in Control Agreement, dated as of February 25, 2000, Between
                 Registrant and C. Wilson Rudd.
    27.1         Financial Data Schedule.

--------------
    * Management contract or compensatory plan or arrangement.

      (b) Reports on Form 8-K filed during the quarter ended March 31, 2000:

          None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         VARIAN, INC.
                         (Registrant)

                         By                /s/ G. EDWARD MCCLAMMY
                             -----------------------------------------------
                                             G. Edward McClammy
                                 VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
                                        (DULY AUTHORIZED OFFICER AND
                                        PRINCIPAL FINANCIAL OFFICER)

       Dated: May 10, 2000

                                INDEX TO EXHIBITS

    EXHIBIT
      NO.          DESCRIPTION
    --------     ----------------
    10.1*        Varian, Inc. Employee Stock Purchase Plan.
    10.2*        Amended and Restated Change in Control Agreement, dated as of February 25, 2000, Between
                 Registrant and Sergio Piras.
    10.3*        Amended and Restated Change in Control Agreement, dated as of February 25, 2000, Between
                 Registrant and C. Wilson Rudd.
    27.1         Financial Data Schedule.

--------------
    * Management contract or compensatory plan or arrangement.