Form 10-Q
period 2000-06-30
VARIAN INC
filed 2000-08-04
CIK 1079028

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------


                                    FORM 10-Q

(MARK ONE)

           /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


              FOR THE TRANSITION PERIOD FROM            TO
                                            ------------  ------------


                        COMMISSION FILE NUMBER 000-25393

                                 --------------

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

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes /X/  No / /

       The number of shares of the Registrant's common stock outstanding as of July 28, 2000 was 32,553,014.

================================================================================

                                TABLE OF CONTENTS

PART I.    FINANCIAL INFORMATION.................................................................................  3
Item 1.    Financial Statements..................................................................................  3
           Consolidated Statements of Earnings...................................................................  3
           Consolidated Balance Sheets...........................................................................  4
           Consolidated Condensed Statements of Cash Flows.......................................................  5
           Notes to the Consolidated Financial Statements........................................................  6
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations................. 13
Item 3.    Quantitative and Qualitative Disclosure about Market Risk............................................. 19
PART II.   OTHER INFORMATION..................................................................................... 20
Item 6.    Exhibits and Reports on Form 8-K...................................................................... 20


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

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                      VARIAN, INC. AND SUBSIDIARY COMPANIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                    QUARTER ENDED          NINE MONTHS ENDED
                                                                -----------------------  ----------------------
                                                                 JUN. 30,     JUL. 2,     JUN. 30,    JUL. 2,
                                                                   2000        1999         2000        1999
                                                                ----------- -----------  ----------  ----------
SALES.........................................................  $  181,996  $  149,562   $ 519,258   $ 431,794
Cost of sales.................................................     114,690      91,211     322,609     273,589
                                                                ----------- -----------  ----------  ----------

GROSS PROFIT..................................................      67,306      58,351     196,649     158,205
                                                                ----------- -----------  ----------  ----------

OPERATING EXPENSES
     Sales and marketing......................................      31,302      28,950      92,408      93,226
     Research and development.................................       8,265       7,667      23,796      24,107
     General and administrative...............................       8,303      10,503      29,319      29,230
     Restructuring............................................          --          --          --      10,974
                                                                ----------- -----------  ----------  ----------

     TOTAL OPERATING EXPENSES.................................      47,870      47,120     145,523     157,537
                                                                ----------- -----------  ----------  ----------

OPERATING EARNINGS............................................      19,436      11,231      51,126         668
Interest expense (income), net................................         353       1,257       1,597         992
                                                                ----------- -----------  ----------  ----------

EARNINGS (LOSS) BEFORE INCOME TAXES...........................      19,083       9,974      49,529        (324)
Income tax expense (benefit)..................................       7,442       4,438      19,316        (144)
                                                                ----------- -----------  ----------  ----------

NET EARNINGS (LOSS)...........................................  $   11,641  $    5,536   $  30,213   $    (180)
                                                                =========== ===========  ==========  ==========

NET EARNINGS (LOSS) PER SHARE:
     Basic....................................................  $     0.36  $     0.18   $    0.96   $   (0.01)
                                                                =========== ===========  ==========  ==========
     Diluted..................................................  $     0.34  $     0.18   $    0.90   $   (0.01)
                                                                =========== ===========  ==========  ==========

SHARES USED IN PER SHARE CALCULATIONS:
     Basic....................................................      32,159      30,426      31,456      30,424
                                                                =========== ===========  ==========  ==========
     Diluted..................................................      34,136      30,704      33,533      30,424
                                                                =========== ===========  ==========  ==========

        See accompanying Notes to the Consolidated Financial Statements.

                      VARIAN, INC. AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and par value amounts)

                                                                                         JUN. 30,      OCT. 1,
                                                                                           2000         1999
                                                                                        -----------  ------------
                                                                                        (UNAUDITED)
ASSETS
CURRENT ASSETS
     Cash and cash equivalents.......................................................   $   48,479   $    23,348
     Accounts receivable, net........................................................      153,792       151,437
     Inventories.....................................................................       97,138        66,634
     Deferred taxes..................................................................       25,343        25,508
     Other current assets............................................................       11,229         8,405
                                                                                        -----------  ------------

     TOTAL CURRENT ASSETS............................................................      335,981       275,332
PROPERTY, PLANT, AND EQUIPMENT, NET..................................................       76,523        83,654
OTHER ASSETS.........................................................................       65,445        66,090
                                                                                        -----------  ------------

TOTAL ASSETS.........................................................................   $  477,949   $   425,076
                                                                                        ===========  ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Current portion of long-term debt...............................................   $    6,403   $     6,717
     Accounts payable................................................................       48,394        40,442
     Accrued liabilities.............................................................      126,775       116,128
                                                                                        -----------  ------------

     TOTAL CURRENT LIABILITIES.......................................................      181,572       163,287
LONG-TERM DEBT.......................................................................       45,854        51,221
DEFERRED TAXES.......................................................................        8,438         8,453
OTHER LIABILITIES....................................................................       11,041         7,453
                                                                                        -----------  ------------

TOTAL LIABILITIES....................................................................      246,905       230,414
                                                                                        -----------  ------------

CONTINGENCIES (NOTE 9)

STOCKHOLDERS' EQUITY
     Preferred stock--par value $.01, authorized--1,000,000 shares;
       issued--none..................................................................           --            --
     Common stock--par value $.01, authorized--99,000,000 shares;
       issued and outstanding--32,265,307 shares at
       Jun. 30, 2000 and 30,563,094 at Oct. 1, 1999..................................      203,302       181,619
     Retained earnings...............................................................       43,256        13,043
     Other comprehensive income (loss)...............................................      (15,514)           --
                                                                                        -----------  ------------

     TOTAL STOCKHOLDERS' EQUITY......................................................      231,044       194,662
                                                                                        -----------  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...........................................   $  477,949   $   425,076
                                                                                        ===========  ============

        See accompanying Notes to the Consolidated Financial Statements.

                      VARIAN, INC. AND SUBSIDIARY COMPANIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                             NINE MONTHS ENDED
                                                                                           ----------------------
                                                                                           JUN. 30,    JUL. 2,
                                                                                             2000        1999
                                                                                           ----------  ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES...............................................   $  31,367   $  23,011
                                                                                           ----------  ----------

INVESTING ACTIVITIES
Purchase of property, plant, and equipment..............................................     (14,430)    (13,210)
Proceeds from sale of property, plant, and equipment....................................         428          --
Purchase of businesses..................................................................      (7,095)         --
                                                                                           ----------  ----------

NET CASH USED IN INVESTING ACTIVITIES...................................................     (21,097)    (13,210)
                                                                                           ----------  ----------

FINANCING ACTIVITIES
Issuance of stock under stock option and employee
   stock purchase plans (including tax benefit of $8,200)...............................      30,284          --
Purchase of common stock................................................................      (9,696)         --
Net issuance/(payment) of debt..........................................................      (5,534)      9,622
Net transfers from Varian Associates, Inc./Varian Medical Systems, Inc..................       1,095       4,359
                                                                                           ----------  ----------

NET CASH PROVIDED BY FINANCING ACTIVITIES...............................................      16,149      13,981
                                                                                           ----------  ----------

Effects of exchange rate changes on cash................................................      (1,288)       (423)
                                                                                           ----------  ----------

Net increase in cash and cash equivalents...............................................      25,131      23,359
Cash and cash equivalents at beginning of period........................................      23,348          --
                                                                                           ----------  ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD..............................................   $  48,479   $  23,359
                                                                                           ==========  ==========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt assumed/transferred from Varian Associates, Inc....................................   $      --   $  77,100
                                                                                           ==========  ==========

Transfer of property, plant, and equipment..............................................   $      --   $   9,900
                                                                                           ==========  ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid.......................................................................   $   5,251   $   6,307
                                                                                           ==========  ==========

Interest paid...........................................................................   $   2,844   $     814
                                                                                           ==========  ==========


        See accompanying Notes to the Consolidated Financial Statements.

                      VARIAN, INC. AND SUBSIDIARY COMPANIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 1.  INTERIM CONSOLIDATED FINANCIAL STATEMENTS

       These interim consolidated financial statements of Varian, Inc. and its subsidiary companies (collectively, the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The year ended October 1, 1999 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These interim consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K for the year ended October 1, 1999, which has been filed with the Securities and Exchange Commission. In the opinion of the Company's management, the interim consolidated financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. The results of operations for the third quarter and nine months ended June 30, 2000 are not necessarily indicative of the results to be expected for a full year or for any other periods.

       Certain amounts in the prior year's financial statements have been reclassified to conform to the current presentation of the financial statements.

NOTE 2.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

       Varian, Inc., (the "Company") is a major supplier of scientific instruments and consumables, vacuum technology products and services, and electronics manufacturing services. These businesses primarily serve life science, health care, semiconductor processing, communications, industrial, and academic customers.

       Until April 2, 1999, the business of the Company was operated as the Instrument Business ("IB") of Varian Associates, Inc. ("VAI"). The interim consolidated financial statements generally reflect the Company's results of operations and cash flows for the quarter ended July 2, 1999 and IB's results of operations and cash flows for the six months ended April 2, 1999. The interim consolidated financial statements also reflect the Company's results of operations and cash flows for the quarter and nine months ended June 30, 2000. The interim consolidated financial results for the six months ended April 2, 1999 were carved out from the interim financial statements of VAI using the historical results of operations of IB and include the accounts of IB after elimination of inter-business transactions. These interim consolidated financial results also include allocations of certain VAI corporate expenses (including legal, accounting, employee benefits, insurance services, information technology services, treasury, and other corporate overhead) to IB.

       The Company's fiscal years reported are the 52-week periods ending on the Friday nearest September 30. Fiscal year 2000 will comprise the 52-week period ending September 29, 2000, and fiscal year 1999 was comprised of the 52-week period ended October 1, 1999. The fiscal quarters ended June 30, 2000 and July 2, 1999 each comprise 13 weeks, and the nine-month periods ended June 30, 2000 and July 2, 1999 each comprise 39 weeks.

NOTE 3.  CHANGE IN FUNCTIONAL CURRENCY

       Statement of Financial Accounting Standards ("SFAS") 52 sets forth guidelines for determining the functional currency to be used for financial reporting. Subsequent to becoming independent from VAI, the Company made certain changes in the way it conducts business internationally. A majority of business transactions are now conducted in the local currencies of the respective subsidiaries. Accordingly, effective October 2, 1999, the Company changed its functional currency from the U.S. dollar to the local currencies of the respective subsidiaries as prescribed by FAS 52. Under FAS 52, when the local currencies are determined to be the functional currency, assets and liabilities are translated using current exchange rates at the balance sheet date, and income and expense accounts are translated at average exchange rates in effect during the period. Translation of assets and liabilities at a current exchange rate results in periodic translation gains and losses that are recorded in stockholders' equity as a component of other comprehensive income. Upon adopting a local currency functional currency, the Company recorded an initial translation loss of $6.6 million in the cumulative translation adjustment component of other

                      VARIAN, INC. AND SUBSIDIARY COMPANIES
comprehensive income (see Note 7). This loss principally related to translating property, plant, and equipment at current exchange rates versus the historical exchange rates previously used.

NOTE 4.  BALANCE SHEET DETAIL

                                                       JUN. 30     OCT. 1,
                                                        2000       1999
                                                     ---------- ----------
     (IN THOUSANDS)
     INVENTORIES
     Raw materials and parts......................   $  51,572  $  36,149
     Work in process..............................      12,056      5,487
     Finished goods...............................      33,510     24,998
                                                     ---------- ----------
                                                     $  97,138  $  66,634
                                                     ========== ==========

       Inventories are valued at the lower of cost or market (net realizable value) using the last-in, first-out (LIFO) cost for certain U.S. inventories. All other inventories are valued principally at average cost. If the first-in, first-out (FIFO) method had been used for those operations valuing inventories on a LIFO basis, inventories would have been higher than reported by $14.8 million at June 30, 2000 and $14.4 million at October 1, 1999.

NOTE 5.  FORWARD EXCHANGE CONTRACTS

       The Company's forward exchange contracts generally range from one to 12 months in original maturity. Forward exchange contracts outstanding as of June 30, 2000 that hedge the balance sheet and certain purchase commitments were effective June 30, 2000, and accordingly there were no significant unrealized gains or losses associated with such contracts and the fair value of these contracts approximates their notional values. Forward exchange contracts that were outstanding as of June 30, 2000 are summarized as follows:


                                                   NOTIONAL     NOTIONAL
                                                     VALUE       VALUE
                                                     SOLD      PURCHASED
(IN THOUSANDS)                                    ----------  ------------
Australian Dollar..............................  $      --    $    22,049
Japanese Yen...................................     14,021             --
British Pound..................................      6,705         11,258
Canadian Dollar................................      3,911             --
Euro...........................................         --          6,340
                                                 ----------   ------------
   Total.......................................  $  24,637    $    39,647
                                                 ==========   ============

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

       For the fiscal quarter ended July 2, 1999, options to purchase 3,055,748 potential common stock shares with exercise prices greater than the weighted average market value of such common stock for the period were excluded from the calculation of diluted earnings per share for the quarter. For the nine-month period ended July 2, 1999, all options to purchase common stock were excluded from the computation of diluted loss per share because their effect was anti-dilutive.

                      VARIAN, INC. AND SUBSIDIARY COMPANIES

A reconciliation follows:

                                                            QUARTER ENDED                NINE MONTHS ENDED
                                                    ------------------------------  -----------------------------
                                                       JUN. 30,         JUL. 2,         JUN. 30,       JUL. 2,
     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)             2000             1999            2000           1999
                                                    --------------   -------------  --------------- -------------
BASIC
Net earnings (loss)..............................   $      11,641    $      5,536   $       30,213  $       (180)
Weighted average shares outstanding..............          32,159          30,426           31,456        30,424
Net earnings (loss) per share....................   $        0.36    $       0.18   $         0.96  $      (0.01)
                                                    ==============   =============  =============== =============

DILUTED
Net earnings (loss)..............................   $      11,641    $      5,536   $       30,213  $       (180)
Weighted average shares outstanding..............          32,159          30,426           31,456        30,424
Net effect of dilutive stock options.............           1,977             278            2,077            --
                                                    --------------   -------------  --------------- -------------

Total shares.....................................          34,136          30,704           33,533        30,424
Net earnings (loss) per share....................   $        0.34    $       0.18   $         0.90  $      (0.01)
                                                    ==============   =============  =============== =============


NOTE 7.  COMPREHENSIVE INCOME (LOSS)

       Comprehensive income (loss) is comprised of net income and the currency translation adjustment. Comprehensive income (loss) was $10.3 million and $5.5 million for the three months ended June 30, 2000 and July 2, 1999, respectively and $14.7 million and ($0.2) million for the nine months ended June 30, 2000 and July 2, 1999, respectively.

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

       VMS has been named by the U.S. Environmental Protection Agency or third parties as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as

                     VARIAN, INC. AND SUBSIDIARY COMPANIES
amended, at nine sites where VAI is alleged to have shipped manufacturing waste for recycling, treatment, or disposal. VMS is also involved in various stages of environmental investigation, monitoring, and/or remediation under the direction of, or in consultation with, foreign, federal, state, and/or local agencies at certain current VMS or former VAI facilities.

       For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken. As of June 30, 2000, it was nonetheless estimated that the Company's share of the future exposure for environmental-related investigation and remediation costs for these sites and facilities ranged in the aggregate from $4.4 million to $10.5 million (without discounting to present value). The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 30 years as of June 30, 2000. No amount in the foregoing range of estimated future costs is believed to be more probable of being incurred than any other amount in such range, and the Company therefore accrued $4.4 million as of June 30, 2000.

       As to other sites and facilities, sufficient knowledge has been gained to be able to better estimate the scope and costs of future environmental activities. As of June 30, 2000, it was estimated that the Company's share of the future exposure for environmental-related investigation and remediation costs for these sites and facilities ranged in the aggregate from $8.1 million to $13.7 million (without discounting to present value). The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 30 years as of June 30, 2000. As to each of these sites and facilities, it was determined that a particular amount within the range of estimated costs was a better estimate of the future environmental liability than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. Together, these amounts totaled $9.4 million at June 30, 2000. The Company therefore accrued $4.0 million as of June 30, 2000, which represents the best estimate of its share of these future costs discounted at 4%, net of inflation. This accrual is in addition to the $4.4 million described in the preceding paragraph.

       Claims for recovery of environmental investigation and remediation costs already incurred, and to be incurred in the future, were asserted by VAI against various insurance companies and other third parties. VMS is still pursuing recovery against a final insurance company for the benefit of itself, VSEA, and the Company. In addition, an insurance company has agreed to pay a portion of VAI's (now VMS') future environmental-related expenditures for which the Company has an indemnity obligation, and the Company therefore has a $1.3 million receivable in Other Assets as of June 30, 2000 for the Company's share of such recovery. The Company has not reduced any environmental-related liability in anticipation of recovery with respect to claims made against third parties.

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

                                                                  ACCRUAL AT    CASH PAYMENTS   ACCRUAL AT
                                                                   MARCH 31,     AND OTHER       JUNE 30
                        (IN THOUSANDS)                               2000        REDUCTIONS        2000
                                                                  -----------  ---------------  ----------
Lease payments and other facility expenses.....................   $    1,042   $           65   $     977
Severance and other related employee benefits..................        1,178              806         372
                                                                  -----------  ---------------  ----------
Total..........................................................   $    2,220   $          871   $   1,349
                                                                  ===========  ===============  ==========

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

INDUSTRY SEGMENTS

                                                               QUARTER ENDED              QUARTER ENDED
                                                         -------------------------- ---------------------------
                                                           JUN. 30,        JUL. 2,     JUN. 30,      JUL. 2,
                                                             2000           1999         2000          1999
                                                         -------------  ----------- -------------- ------------
                                                                                       PRETAX        PRETAX
                    (IN MILLIONS)                           SALES         SALES       EARNINGS      EARNINGS
                                                         -------------  ----------- -------------- ------------
Scientific Instruments................................   $      100.4   $     97.3  $        10.9  $       9.5
Vacuum Technologies...................................           35.4         28.7            6.2          3.1
Electronics Manufacturing.............................           46.2         23.6            3.6          1.8
                                                         -------------  ----------- -------------- ------------

Total industry segments...............................          182.0        149.6           20.7         14.4
General corporate.....................................             --           --           (1.2)        (3.2)
Interest (exp.)/inc., net.............................             --           --           (0.4)        (1.2)
                                                         -------------  ----------- -------------- ------------

Total.................................................   $      182.0   $    149.6  $        19.1  $      10.0
                                                         =============  =========== ============== ============

                      VARIAN, INC. AND SUBSIDIARY COMPANIES

INDUSTRY SEGMENTS

                                                    NINE MONTHS ENDED                NINE MONTHS ENDED
                                                ---------------------------  ---------------------------------
                                                JUN. 30, 2000  JUL. 2, 1999   JUN. 30, 2000    JUL. 2, 1999
                                                -------------- ------------  ---------------  ----------------
                                                                                               PRETAX EARNINGS
               (IN MILLIONS)                      SALES           SALES      PRETAX EARNINGS       (LOSS)
                                                -------------- ------------  ---------------  ----------------
 Scientific Instruments......................   $       296.7  $     284.4   $         33.2   $           0.2
 Vacuum Technologies.........................           102.1         77.4             16.5               2.7
 Electronics Manufacturing...................           120.5         70.0              9.3               4.2
                                                -------------- ------------  ---------------  ----------------

 Total industry segments.....................           519.3        431.8             59.0               7.1
 General corporate...........................              --           --             (7.9)             (6.5)
 Interest (exp.)/inc., net...................              --           --             (1.6)             (0.9)
                                                -------------- ------------  ---------------  ----------------

 Total ......................................   $       519.3  $     431.8   $         49.5   $          (0.3)
                                                ============== ============  ===============  ================

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

       For the fiscal quarter and nine months ended June 30, 2000, the Company repurchased 190,000 and 272,500 shares, respectively, for an aggregate cost of $6.1 million and $9.7 million. All repurchased shares were subsequently retired. As of June 30, 2000, the Company had remaining authorization for future repurchases of 727,500 shares.

NOTE 13.   EMPLOYEE STOCK PURCHASE PLAN

       During the second quarter of fiscal year 2000, the Company's Board of Directors approved an Employee Stock Purchase Plan for which the Company set aside 1,200,000 shares of common stock for issuance under the Plan. Beginning with the first enrollment date of April 3, 2000, eligible Company employees may set aside for purchases under the Plan between 1% and 10% of eligible compensation through payroll deductions. The participants' purchase price is the lower of 85% of the stock's market value on the enrollment date or 85% of the stock's market value on the purchase date. Enrollment dates occur every six months and purchase dates occur each quarter.

       During the third quarter of fiscal year 2000, employees purchased 20,002 shares for $0.6 million. As of June 30, 2000, a total of 1,179,998 shares remained available for issuance.

NOTE 14.   RECENT ACCOUNTING PRONOUNCEMENTS

       In June 1998, the Financial Accounting and Standards Board issued Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities," which was amended by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS 133 and SFAS 138 require derivatives to be measured at fair value and to be recorded as assets or liabilities on the balance sheet. The accounting for gains or losses resulting from changes in the fair values of those derivatives would be dependent upon the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 and SFAS 138 are effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company will adopt SFAS 133 and SFAS

                      VARIAN, INC. AND SUBSIDIARY COMPANIES

138 in the first quarter of fiscal year 2001. The Company does not believe the implementation of SFAS 133 and SFAS 138 will have a material effect on its financial statements.

       In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the Securities and Exchange Commission. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. SAB 101 is effective no later than the fourth quarter of fiscal years beginning after December 15, 1999. The Company is in the process of determining the impact that adoption will have on the consolidated financial statements.

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

       The interim consolidated financial statements generally reflect the Company's results of operations and cash flows for the quarter ended July 2, 1999 and IB's results of operations and cash flows for the six months ended April 2, 1999. The interim consolidated financial statements also reflect the Company's results of operations and cash flows for the quarter and nine months ended June 30, 2000. The interim consolidated financial results for the six months ended April 2, 1999 were carved out from the interim financial statements of VAI using the historical results of operations of IB and include the accounts of IB after elimination of inter-business transactions. These interim consolidated financial results also include allocations of certain VAI corporate expenses (including legal, accounting, employee benefits, insurance services, information technology services, treasury, and other corporate overhead) to IB. These amounts have been allocated to IB on the basis that is considered by management to reflect most fairly or reasonably the utilization of the services provided to or the benefit obtained by IB. Typical measures and activity indicators used for allocation purposes include headcount, sales revenue, and payroll expense. The Company's management believes that the methods used to allocate these amounts are reasonable. However, these allocations are not necessarily indicative of the amounts that would have been or that will be recorded by the Company on a stand-alone basis.

       The Company's fiscal years reported are the 52-week periods ending on the Friday nearest September 30. Fiscal year 2000 will comprise the 52-week period ending September 29, 2000, and fiscal year 1999 was comprised of the 52-week period ended October 1, 1999. The fiscal quarters ended June 30, 2000 and July 2, 1999 each comprise 13 weeks, and the nine-month periods ended June 30, 2000 and July 2, 1999 each comprise 39 weeks.

RESULTS OF OPERATIONS

THIRD QUARTER OF FISCAL YEAR 2000 COMPARED TO THIRD QUARTER OF FISCAL YEAR 1999

       SALES. Sales were $182.0 million in the third quarter of fiscal year 2000, an increase of 21.7% from sales of $149.6 million in the third quarter of fiscal year 1999. Sales by the Scientific Instruments, Vacuum Technologies, and Electronics Manufacturing segments increased by 3.0%, 23.8%, and 96.1%, respectively.

       Geographically, sales in North America of $111.4 million, Europe of $40.5 million and the rest of the world of $30.1 million in the third quarter of fiscal year 2000 represented increases (decreases) of 25%, (3%), and 61%, respectively, as compared to the third quarter of fiscal year 1999. The significant increase in North America was due to the strong sales growth of the Electronics Manufacturing and Vacuum Technologies segments. The decrease in Europe resulted principally from the sharp decline in the European currencies in the quarter. The significant increase in the rest of the world was primarily due to the general economic recovery of the Asian markets.

       Orders in the third quarter of fiscal year 2000 were $185.1 million, compared to $164.2 million in the third quarter of fiscal year 1999. Both Vacuum Technologies and Electronics Manufacturing had particularly strong orders growth, with Scientific Instruments also contributing to the increase.

       GROSS PROFIT. Gross profit was $67.3 million (representing 37.0% of sales) in the third quarter of fiscal year 2000, compared to $58.4 million (representing 39.0% of sales) in the third quarter of fiscal year 1999. The lower gross profit percent was the result of the revenue shift among the Company's three segments. The Vacuum Technologies and Electronics Manufacturing segments, which have lower gross profit percents than the Scientific Instruments segment, had higher sales growth than the Scientific Instruments segment. The gross profit percents of each of the three segments in the third quarter of fiscal year 2000 were the same or higher than the same quarter of fiscal year 1999.

       SALES AND MARKETING. Sales and marketing expenses were $31.3 million (representing 17.2% of sales) in the third quarter of fiscal year 2000, compared to $29.0 million (representing 19.4% of sales) in the third quarter of fiscal year 1999. The increase in dollars was required to support the sales growth. The decrease as a percent of sales was primarily the result of the revenue shift among the segments noted above, as the faster growing Vacuum Technologies and Electronics Manufacturing segments have lower operating expenses as a percent of sales.

       RESEARCH AND DEVELOPMENT. Research and development expenses were $8.3 million (representing 4.5% of sales) in the third quarter of fiscal year 2000, compared to research and development expenses of $7.7 million (representing 5.1% of sales) in the third quarter of fiscal year 1999. The decrease in research and development expense as a percent of sales was the result of the revenue shift among the segments noted above. Research and development spending within each segment as a percent of sales for the third quarter of fiscal year 2000 was approximately the same as the same quarter of fiscal year 1999.

       GENERAL AND ADMINISTRATIVE. General and administrative expenses were $8.3 million (representing 4.6% of sales) in the third quarter of fiscal year 2000, compared to $10.5 million (representing 7.0% of sales) in the third quarter of fiscal year 1999. The improvement in general and administrative expenses is primarily the result of the Company's strategy to control these expenses as sales increase. Expenses in the third quarter of fiscal year 1999 also included on-going transition costs related to the spin-off from VAI.

       NET INTEREST EXPENSE. Net interest expense was $0.4 million (representing 0.2% of sales) for the third quarter of fiscal year 2000, compared to $1.2 million (representing 0.8% of sales) for the third quarter of fiscal year 1999. The reduction in net interest expense results mainly from the interest income earned on the higher cash balance and the repayment of debt.

       TAXES ON EARNINGS. The effective income tax rate was 39.0% for the third quarter of fiscal year 2000, compared to 44.5% for the third quarter of fiscal year 1999. The fiscal year 1999 rate is higher because the Company realized a larger proportion of high tax-rate, foreign country income in fiscal year 1999 (due primarily to restructuring and related charges incurred in lower tax-rate countries) than it anticipates for fiscal year 2000.

       NET EARNINGS. Net earnings were $11.6 million ($0.34 diluted net earnings per share) in the third quarter of fiscal year 2000, compared to net earnings of $5.5 million ($0.18 diluted net earnings per share) in the third quarter of fiscal year 1999. The net earnings improvements resulted from higher sales, operating expenses growing at a lower rate than sales, lower net interest expense, and the reduction in the income tax rate from the same period in fiscal year 1999.

       SEGMENTS. Scientific Instruments sales of $100.4 million in the third quarter of fiscal year 2000 increased 3.0% over the third quarter of fiscal year 1999 sales of $97.3 million. NMR product sales experienced healthy growth during the quarter. Approximately 40% of analytical product sales were in Europe, and as a result, were affected by the sharp drop in European currencies. Earnings from operations in the third quarter of fiscal year 2000 of $10.9 million (10.9% of sales) increased from $9.5 million (9.7% of sales) in the third quarter of fiscal year 1999, driven primarily by improved financial performance in NMR products.

       Vacuum Technologies sales of $35.4 million in the third quarter of fiscal year 2000 increased 23.8% above the third quarter of fiscal year 1999 sales of $28.7 million. The increase was driven principally by increasing shipments of turbo molecular pumps supplied by the Turin, Italy factory. Earnings from operations in the third quarter of fiscal year 2000 of $6.2 million (17.4% of sales) increased from $3.1 million (11.1% of sales) in the third quarter of fiscal year 1999. The improved earnings from operations were primarily the result of higher sales and lower expense ratios.

       Electronics Manufacturing sales in the third quarter of fiscal year 2000 of $46.2 million increased 96.1% from the third quarter of fiscal year 1999 sales of $23.6 million. The increase in sales was principally due to strong demand for outsourced manufacturing services from the telecommunications and medical equipment industries. The January 31, 2000 acquisition of an electronics manufacturing operation in Poway, California, added approximately $6.5 million of revenue in the third quarter. Earnings from operations in the third quarter of fiscal year 2000 of $3.6 million (7.7% of sales) increased from $1.8 million (7.7% of sales) in the third quarter of fiscal year 1999. The increase in earnings from operations was primarily the result of the increased sales.

FIRST NINE MONTHS OF FISCAL YEAR 2000 COMPARED TO FIRST NINE MONTHS OF FISCAL YEAR 1999

       SALES. Sales were $519.3 million in the first nine months of fiscal year 2000, an increase of 20.3% from sales of $431.8 million in the first nine months of fiscal year 1999. Sales by the Scientific Instruments, Vacuum Technologies, and Electronics Manufacturing segments increased by 4.3%, 32.0%, and 72.2%, respectively.

       Geographically, sales in North America of $305.4 million, Europe of $133.6 million and the rest of the world of $80.3 million in the first nine months of fiscal year 2000 represented increases of 28%, 0%, and 36%, respectively, as compared to the first nine months of fiscal year 1999. The significant increase in North America was largely due to the strong sales growth of the Electronics Manufacturing and Vacuum Technologies segments. The flat sales in Europe resulted mainly from the strength of the U.S. dollar versus the European currencies. The significant increase in the rest of the world was primarily due to the general economic recovery of the Asian markets.

       Orders in the first nine months of fiscal year 2000 were $544.4 million, compared to $456.9 million in the first nine months of fiscal year 1999. Both Vacuum Technologies and Electronics Manufacturing had particularly strong orders growth, with Scientific Instruments also contributing to the increase.

       GROSS PROFIT. Gross profit was $196.6 million (representing 37.9% of sales) in the first nine months of fiscal year 2000, compared to $158.2 million (representing 36.6% of sales) in the first nine months of fiscal year 1999. The lower gross profit percentage in the first nine months of fiscal year 1999 resulted primarily from actions taken as part of an overall reorganization of IB, which included actions to prepare IB to separate from VAI and become a stand-alone company, other organization changes and a comprehensive product review, which resulted in a decision to accelerate transition from certain older to newer products necessitating the writedown of certain excess and obsolete inventories and the lowering of prices to accelerate the liquidation of older products. The impact on gross profit of these actions was in addition to the restructuring charges discussed below.

       SALES AND MARKETING. Sales and marketing expenses were $92.4 million (representing 17.8% of sales) in the first nine months of fiscal year 2000, compared to $93.2 million (representing 21.6% of sales) in the first nine months of fiscal year 1999. The higher costs as a percentage of sales in the first nine months of fiscal year 1999 resulted from actions taken as part of the above-described reorganization, including costs to move people and equipment to new consolidated locations, writedown of field demonstration equipment following the accelerated transition to newer products, and other higher than normal costs related to the reorganization. These changes were in addition to the restructuring charges discussed below. Sales and marketing expenses in the first nine months of fiscal year 2000 benefited from the cost savings from the fiscal year 1999 restructuring and reorganization activities and the overall leverage of higher sales.

       RESEARCH AND DEVELOPMENT. Research and development expenses were $23.8 million (representing 4.6% of sales) in the first nine months of fiscal year 2000, compared to research and development expenses of $24.1 million (representing 5.6% of sales) in the first nine months of fiscal year 1999.

       GENERAL AND ADMINISTRATIVE. General and administrative expenses were $29.3 million (representing 5.6% of sales) in the first nine months of fiscal year 2000, compared to $29.2 million (representing 6.8% of sales) in the first nine months of fiscal year 1999. General and administrative expenses for the first nine months of fiscal year 2000 were actual costs of the Company, whereas general and administrative costs for the first nine months of fiscal year 1999 comprise three months of actual costs of the Company and six months of allocated costs of VAI.

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

       NET INTEREST EXPENSE. Net interest expense was $1.6 million (representing 0.3% of sales) for the first nine months of fiscal year 2000, compared to $0.9 million (representing 0.2% of sales) for the first nine months of fiscal year 1999. Prior to the Distribution on April 2, 1999, no debt had been allocated to the Company. See "Liquidity and Capital Resources" below.

       TAXES ON EARNINGS. The effective income tax rate was 39.0% for the first nine months of fiscal year 2000, compared to 44.5% for the first nine months of fiscal year 1999. The fiscal year 1999 rate is higher because the Company realized a larger proportion of high tax-rate, foreign country income in fiscal year 1999 (due primarily to restructuring and related charges incurred in lower tax-rate countries) than it anticipates for fiscal year 2000.

       NET EARNINGS. Net earnings were $49.5 million ($0.90 diluted net earnings per share) in the first nine months of fiscal year 2000, compared to the net loss of $0.2 million ($0.01 diluted net loss per share) in the first nine months of fiscal year 1999. The first nine months of fiscal year 1999 included IB's overall reorganizations, which resulted in incremental costs primarily included in costs of sales, marketing, and restructuring charges.

       SEGMENTS. Scientific Instruments sales of $296.7 million in the first nine months of fiscal year 2000 increased 4.3% from the first nine months of fiscal year 1999 sales of $284.4 million. Sales were adversely impacted by the significant drop in European currencies, particularly in the third quarter of fiscal year 2000. Earnings from operations in the first nine months of fiscal year 2000 of $33.2 million (11.2% of sales) increased from $0.2 million (0.1% of sales) in the first nine months of fiscal year 1999. The first nine months of fiscal year 1999 were significantly impacted by the overall IB reorganization discussed above.

       Vacuum Technologies sales of $102.1 million in the first nine months of fiscal year 2000 increased 32.0% from the first nine months of fiscal year 1999 sales of $77.4 million. The increase in sales was primarily due to the recovery of the Asian economies and the improved demand from semiconductor equipment manufacturers and users. Earnings from operations in the first nine months of fiscal year 2000 of $16.5 million (16.1% of sales) were up from $2.7 million (3.5% of sales) in the first nine months of fiscal year 1999. The first nine months of fiscal year 1999 were negatively impacted by the overall IB reorganization discussed above and by the lower sale volume.

       Electronics Manufacturing sales in the first nine months of fiscal year 2000 of $120.5 million increased 72.2% from the first nine months of fiscal year 1999 sales of $70.0 million. The increase in sales was primarily due to strong demand from the communications and medical equipment industries and the general movement of small- to medium-size manufacturing companies to outsource their electronics manufacturing. In addition, on January 31, 2000 the Company acquired an electronics manufacturing operation in Poway, California, which added $10.4 million to revenues since the acquisition. Earnings from operations in the first nine months of fiscal year 2000 of $9.3 million (7.7% of sales) increased from $4.2 million (6.1% of sales) in the first nine months of fiscal year 1999. The increase in earnings from operations was primarily the result of the increased sales.

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

       CASH AND CASH EQUIVALENTS. The Company generated $31.4 million of cash from operations in the first nine months of fiscal year 2000, which compares to $23.0 million in the first nine months of fiscal year 1999. The increase in cash from operations resulted from improved net earnings and a reduction in working capital requirements. The Company used $21.1 million of cash for the acquisition of capital equipment and an electronics manufacturing operation in Poway, California in the first nine months of fiscal year 2000, which compares to $13.2 million for the acquisition of capital equipment in the first nine months of fiscal year 1999. The Company generated $16.1 million of cash from financing activities in the first nine months of fiscal year 2000 compared to $14.0 million in the first nine months of fiscal year 1999. Proceeds from exercise of stock options represented a significant amount of the cash generated from financing activities reduced by scheduled debt payments and the repurchase of 272,500 shares of the Company's common stock under a recently approved stock buy-back plan. The Company's current business strategy contemplates possible acquisitions, further stock buy-backs and/or facility expansions. Any of these possibilities could utilize cash currently being generated by the Company.

       The Distribution Agreement provides that the Company is responsible for certain litigation to which VAI was a party, and further provides that the Company will indemnify VMS or VSEA, as the case may be, for one-third of the costs, expenses, and other liabilities relating to certain discontinued, former, and corporate operations of VAI, including certain environmental liabilities (see "Environmental Matters" and "Legal Proceedings" below).

       The Company's liquidity is affected by many other factors, some based on the normal ongoing operations of the business and others related to the uncertainties of the industry and global economies. Although the Company's cash requirements will fluctuate based on the timing and extent of these factors, management believes that cash generated from operations, together with the Company's borrowing capability, will be sufficient to satisfy commitments for capital expenditures and other cash requirements for the foreseeable future.

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

       For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken. As of June 30, 2000, it was nonetheless estimated that the Company's share of the future exposure for environmental-related investigation and remediation costs for these sites and facilities ranged in the aggregate from $4.4 million to $10.5 million (without discounting to present value). The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 30 years as of June 30, 2000. No amount in the foregoing range of estimated future costs is believed to be more probable of being incurred than any other amount in such range, and the Company therefore accrued $4.4 million as of June 30, 2000.

       As to other sites and facilities, sufficient knowledge has been gained to be able to better estimate the scope and costs of future environmental activities. As of June 30, 2000, it was estimated that the Company's share of the future exposure for environmental-related investigation and remediation costs for these sites and facilities ranged in the aggregate from $8.1 million to $13.7 million (without discounting to present value). The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 30 years as of June 30, 2000. As to each of these sites and facilities, it was determined that a particular amount within the range of estimated costs was a better estimate of the future environmental liability than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. Together, these amounts totaled

$9.4 million at June 30, 2000. The Company therefore accrued $4.0 million as of June 30, 2000, which represents the best estimate of its share of these future costs discounted at 4%, net of inflation. This accrual is in addition to the $4.4 million described in the preceding paragraph.

       Claims for recovery of environmental investigation and remediation costs already incurred, and to be incurred in the future, were asserted by VAI against various insurance companies and other third parties. VMS is still pursuing recovery against a final insurance company for the benefit of itself, VSEA, and the Company. In addition, an insurance company has agreed to pay a portion of VAI's (now VMS') future environmental-related expenditures for which the Company has an indemnity obligation, and the Company therefore has a $1.3 million receivable in Other Assets as of June 30, 2000 for the Company's share of such recovery. The Company has not reduced any environmental-related liability in anticipation of recovery with respect to claims made against third parties.

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

YEAR 2000

       The Company completed a comprehensive assessment of potential Year 2000 problems with respect to the Company's internal systems, the Company's products, and significant third parties with which the Company does business. The Company has not experienced any significant Year 2000 problems in its internal systems, with previously-sold products or with significant third parties. However, there can be no assurance that the Company will not incur costs with respect to Year 2000 problems not yet experienced or reported. If the Company experiences Year 2000 problems not yet experienced, the Company's operations could be adversely impacted. However, management does not currently believe that such risks are reasonably likely to have a material adverse effect on the Company's business, results of operations, or financial condition.

RECENT ACCOUNTING PRONOUNCEMENTS

       In June 1998, the Financial Accounting and Standards Board issued Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities," which was amended by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS 133 and SFAS 138 require derivatives to be measured at fair value and to be recorded as assets or liabilities on the balance sheet. The accounting for gains or losses resulting from changes in the fair values of those derivatives would be dependent upon the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 and SFAS 138 are effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company will adopt SFAS 133 and SFAS 138 in the first quarter of fiscal year 2001. The Company does not believe the implementation of SFAS 133 and SFAS 138 will have a material effect on its financial statements.

       In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the Securities and Exchange Commission. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. SAB 101 is effective no later than the fourth quarter of fiscal years beginning after December 15, 1999. The Company is in the process of determining the impact that adoption will have on the consolidated financial statements.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

       FOREIGN CURRENCY EXCHANGE RISK. The Company typically hedges its currency exposures associated with certain assets and liabilities denominated in non-functional currencies and with anticipated foreign currency cash flows. As a result, the effect of an immediate 10% change in exchange rates would not be material to the Company's financial condition or results of operations. The Company's forward exchange contracts have generally ranged from one to 12 months in original maturity, and no forward exchange contract has had an original maturity greater than one year. Forward exchange contracts outstanding as of June 30, 2000 that hedge the balance sheet and certain purchase commitments were effective June 30, 2000, and accordingly there were no significant unrealized gains or losses associated with such contracts and the fair value of these contracts approximates their notional values.

FORWARD EXCHANGE CONTRACTS OUTSTANDING AS OF JUNE 30, 2000

                                                                 NOTIONAL
                                                   NOTIONAL       VALUE
                                                  VALUE SOLD    PURCHASED
                                                  ----------  --------------
(IN THOUSANDS)
Australian Dollar..............................   $      --   $      22,049
Japanese Yen...................................      14,021              --
British Pound..................................       6,705          11,258
Canadian Dollar................................       3,911             --
Euro...........................................          --           6,340
                                                  ----------  --------------
     Total.....................................   $  24,637   $      39,647
                                                  ==========  ==============

INTEREST RATE RISK

       The Company has no material exposure to market risk for changes in interest rates. The Company invests primarily in short-term U.S. Treasury securities, and changes in interest rates would not be material to the Company's financial condition or results of operations. The Company primarily enters into debt obligations to support general corporate purposes, including working capital requirements, capital expenditures, and acquisitions. At June 30, 2000, the Company's debt obligations had fixed interest rates.

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

DEBT OBLIGATIONS

PRINCIPAL AMOUNTS AND RELATED WEIGHTED AVERAGE INTEREST RATES BY YEAR OF
MATURITY

                                THREE
                               MONTHS
                                ENDED                        FISCAL YEARS
                               SEP. 29,    -------------------------------------------------
   (IN THOUSANDS)                2000       2001      2002       2003      2004      2005    THEREAFTER    TOTAL
                              -----------  --------  --------  --------- --------- --------- ----------- ----------
   Long term debt
   (including current
   portion).................  $      178   $ 6,392   $ 6,433   $  3,485  $  3,269  $  2,500  $   30,000  $  52,257
   Average Interest
   rate.....................         1.5%      6.9%      6.9%       5.4%      5.6%      7.2%        6.8%       6.7%

                                    PART II.
                                OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits required to be filed by Item 601 of Regulation S-K:

       EXHIBIT
          NO.           DESCRIPTION
       -------    ----------------------
         27.1     Financial Data Schedule.

       ---------------------

    (b)  Reports on Form 8-K filed during the quarter ended June 30, 2000:

         None.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            VARIAN, INC.
                                            (Registrant)


                            By              /s/ G. EDWARD MCCLAMMY
                              -------------------------------------------------
                                              G. Edward McClammy
                                    VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
                                          (DULY AUTHORIZED OFFICER AND
                                           PRINCIPAL FINANCIAL OFFICER)



       Dated: August 4, 2000

                                INDEX TO EXHIBITS

EXHIBIT
  NO.           DESCRIPTION
-------   ----------------------
27.1      Financial Data Schedule.

---------------