Form 10-K
period 2000-09-29
VARIAN INC
filed 2000-12-07
CIK 1079028

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-K

                                 --------------
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 29, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________

                                    000-25393
                            (Commission File Number)

                                 --------------

                                  VARIAN, INC.
             (Exact Name of Registrant as Specified in its Charter)

                                 --------------

                       DELAWARE                             77-0501995
            (State or Other Jurisdiction of                (IRS Employer
            Incorporation or Organization)              Identification No.)

                    3120 HANSEN WAY
                 PALO ALTO, CALIFORNIA                      94304-1030
       (Address of principal executive offices)             (Zip Code)

                                 (650) 213-8000
                               (Telephone number)

           Securities registered pursuant to Section 12(b) of the Act:

 (Title of each class)               (Name of each exchange on which registered)
        NONE                                             NONE

           Securities registered pursuant to Section 12(g) of the Act:
                          COMMON STOCK, $0.01 PAR VALUE
                         PREFERRED STOCK PURCHASE RIGHTS

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

       The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of December 1, 2000 was $1,131,363,380

       The number of shares of the registrant's common stock outstanding as of December 1, 2000 was 32,869,426

                      DOCUMENTS INCORPORATED BY REFERENCE:


DOCUMENT DESCRIPTION                                                10-K PART
---------------------                                               ---------
Certain sections, identified by caption, of the
Definitive Proxy Statement for the Registrant's
2001 Annual Meeting of Stockholders (the "Proxy Statement")           III

================================================================================

      An index of exhibits filed with this Form 10-K is located on page 22.

                                  VARIAN, INC.
                           ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 29, 2000


                                TABLE OF CONTENTS

                                                                                                             PAGE
                                                                                                           ---------
PART I

Item 1.          Business..................................................................................   3
Item 2           Properties................................................................................   9
Item 3.          Legal Proceedings.........................................................................   10
Item 4.          Submission of Matters to a Vote of Security Holders.......................................   10

PART II

Item 5.          Market for the Registrant's Common Equity and Related Stockholder Matters.................   11
Item 6.          Selected Financial Data...................................................................   11
Item 7.          Management's Discussion and Analysis of Financial Condition and Results of Operations.....   11
Item 7A.         Quantitative and Qualitative Disclosure about Market Risk.................................   20
Item 8.          Financial Statements and Supplementary Data...............................................   20
Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......   20

PART III

Item 10.         Directors and Executive Officers of the Registrant........................................   21
Item 11.         Executive Compensation....................................................................   21
Item 12.         Security Ownership of Certain Beneficial Owners and Management............................   21
Item 13.         Certain Relationships and Related Transactions............................................   21

PART IV

Item 14.         Exhibits, Financial Statement Schedules, and Reports on Form 8-K..........................   22



              RISK FACTORS RELATING TO FORWARD-LOOKING INFORMATION

       This Annual Report on Form 10-K contains "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties that could cause actual results of Varian, Inc. (the "Company") to differ materially from management's current expectations. Those risks and uncertainties include, without limitation: new product development and commercialization; demand and acceptance for the Company's products; competitive products and pricing; economic conditions in the Company's product and geographic markets; foreign currency fluctuations if they adversely impact revenue growth and earnings; market investment in capital equipment; and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

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

       SCIENTIFIC INSTRUMENTS

       The Company's Scientific Instruments business designs, manufactures, sells, and services chromatography, optical spectroscopy, mass spectroscopy, and nuclear magnetic resonance equipment and consumable laboratory supplies for a broad range of life science and chemical analysis applications requiring identification, quantification and analysis of the elemental, molecular, physical, or biological composition or the structure of liquids, solids, or gases.

       Chromatography is a technique for separating, identifying, and quantifying the individual chemical components of substances based on the physical and chemical characteristics specific to each component. The Company's chromatography instruments include gas chromatographs ("GC"), high performance liquid chromatographs ("HPLC"), sample automation products, and data analysis systems. Consumable laboratory supplies include sample preparation products, GC and HPLC columns, and GC filters.

       Optical spectroscopy is a technique for analyzing the individual chemical components of substances based on the absorption, or emission, by matter of electromagnetic radiation of a specific wavelength of light. The Company's optical spectroscopy instruments include atomic absorption spectrometers, inductively coupled plasma optical emissions spectrometers, fluorescence spectrometers, ultraviolet-visible ("Uv-Vis") and near-infrared spectrophotometers, sample automation products, and data analysis systems. Accessories and consumable laboratory supplies include tablet dissolution systems, sample preparation products, xenon lamps, cuvettes, and graphite furnace replacement parts.

       Mass spectroscopy is a technique for analyzing the individual chemical components of substances by breaking molecules into multiple electrically charged ions which are then sorted for analysis according to their mass-to-charge ratios. The Company's mass spectroscopy products include gas chromatograph/mass spectrometers, inductively coupled plasma/mass spectrometers, and related consumable laboratory supplies.

       Nuclear magnetic resonance ("NMR") is a non-destructive instrumental technique that uses electromagnetic fields to interact with the magnetic property of atomic nuclei in order determine and analyze the molecular content and structure of liquids and solids. NMR spectroscopy is used in the study of liquids containing chemical substances including proteins, nucleic acids (DNA and RNA), carbohydrates, and membranes, and solid materials such as crystals, plastics, rubbers, ceramics, and polymers. NMR imaging systems are used to obtain non-invasive images of, primarily, biological materials and to probe the chemical processes within these materials. The Company's NMR systems include NMR spectrometers and NMR imaging spectrometers. Accessories and consumables include applications software and probes.

       Scientific Instruments' chromatography, optical spectroscopy, mass spectroscopy and NMR products can be generally categorized as those used principally in life science applications and those used principally in chemical analysis applications.

       LIFE SCIENCES: Life science products include HPLCs, HPLC columns, fluorescence and Uv-Vis spectrophotometers, high-field magnet NMR spectrometers, NMR imaging spectrometers, sample automation products, data analysis systems, tablet dissolution systems, and sample preparation products, which are primarily used by pharmaceutical companies in drug development, manufacturing, and quality control; by biotechnology and biopharmaceutical companies in studying biomolecules and the prevention, diagnosis, and treatment of diseases; by government and private laboratories in drug testing; and by research hospitals and universities in basic chemistry, biological, biochemistry, and health care research. Major life sciences customers include American Home Products, Bayer, Bristol-Myers Squibb, Eli Lilly, Glaxo Wellcome, Merck, Novartis, Pfizer, Rhone-Poulenc, SmithKline Beecham, Zeneca, various U.S. governmental agencies, and numerous academic institutions and research hospitals.

       CHEMICAL ANALYSIS: Chemical analysis products include GCs, gas chromatograph/mass spectrometers, atomic absorption spectrometers, near-infrared spectrophotometers, inductively coupled plasma spectrometers, inductively coupled plasma/mass spectrometers, lower-field magnet NMR spectrometers, sample automation products, data analysis systems, and sample preparation products, which are primarily used by environmental laboratories in testing water, soil, air, solids and food products; by petroleum and natural gas companies in refining and quality control; by petrochemical, agribusiness and other chemical companies in research and quality control; by mining and metallurgy companies in research and quality control; by food and beverage processing companies in research and quality control; by semiconductor companies in manufacturing and quality control; and by other industrial, governmental and academic research laboratories in forensic analysis, materials science and general research. Major chemical analysis customers include BASF, British Petroleum, Du Pont, Formosa Plastics, Huntsman Polymers, Laboratory Corporation of America, Monsanto, Proctor & Gamble, U.S. and foreign governmental agencies, and numerous academic and research institutions.

       VACUUM TECHNOLOGIES

       The Company's Vacuum Technologies business is a worldwide supplier of high vacuum pumps, leak detection equipment, and related products and services, all of which are used to create, control, measure, and/or test a vacuum environment in industrial and scientific applications requiring ultra-clean or high-vacuum environments. Vacuum Technologies' products include a wide range of high vacuum pumps (diffusion, turbo-molecular, and ion pumps), rough vacuum pumps (rotary vane, mechanical, sorption, dry screw, and dry scroll pumps), and related products (vacuum instruments, flanges, gauges, valves, meters, and other hardware) and manufacturing solutions such as assistance with the designs and integration of vacuum systems. Its products also include helium mass spectrometry leak detection equipment for use in identifying and measuring leaks in sealed components. In addition to product sales, it provides a pump exchange and repair program, applications support, and training in basic and advanced vacuum technology.

       Vacuum Technologies' products are used in a broad range of applications, including in the manufacture of semiconductors; in life sciences and other analytical research using mass spectrometry; in the manufacture of flat panel displays, television tubes, decorative coating, architectural glass, optical lenses, light bulbs, automobile components; in food packaging; in testing of aircraft components, automobile airbags, refrigeration components, medical devices, and industrial processing equipment; and in high-energy physics. Major customers include Abar Ipsen, Agilent Technologies, Brooks Automation, Cameca, KLA-Tencor, Lawrence Livermore Labs, PE Biosystems, Samsung, Stanford Linear Accelerator Center, Texas Instruments, Tokyo Electron, Varian Semiconductor Equipment Associates, and Von Ardenne.

       ELECTRONICS MANUFACTURING

       The Company's Electronics Manufacturing business is a contract manufacturer of advanced electronic assemblies and subsystems, such as printed circuit boards, for original equipment manufacturers ("OEMs"). For some customers, the business provides total manufacturing services including design support, customized manufacturing (such as just-in-time and inventory management) and post-manufacturing services (such as direct end-user shipping, warehousing and repair depots).

       The Electronics Manufacturing business serves customers in a wide range of industries, including communications (e.g., satellite, networking, telephony, voice and data transfer), medical and semiconductor manufacturing. The business focuses on customers with high-mix, low-to-medium volume manufacturing needs. Major customers include GE/OEC Medical Systems, Honeywell Aerospace Electronic Systems, Inter-Tel, Microtest, Radyne/Comstream, RC Networks, Sensormatic Electronics, Varian Medical Systems, and Varian Semiconductor Equipment Associates. The business also supplies components to the Company's Scientific Instruments and Vacuum Technologies businesses.

       For financial information about industry segments and about foreign and domestic operations and export sales, see Note 19 of the Notes to the Consolidated Financial Statements.

MARKETING AND SALES

       In the United States, the Company markets the largest portion of its products directly through its own sales and distribution organizations, although a few products and services are marketed through independent distributors and sales representatives. Sales to major markets outside the United States are generally made by the Company's foreign-based sales and service staff, although some sales are made directly from the United States to foreign customers. In certain foreign countries, sales are made through various representative and distributorship arrangements. The Company owns or leases sales and service offices in strategic regional locations in the United States and in foreign countries through its foreign sales subsidiaries and distribution operations. None of the Company's products are distributed through retail outlets.

       The markets in which the Company competes are globalized. International sales accounted for 40%, 45%, and 47% of sales for fiscal years 2000, 1999, and 1998, respectively. As a result, the Company's customers increasingly require service and support on a worldwide basis. In addition to the United States, the Company has sales and service offices located throughout Europe, Asia, and Latin America. The Company has invested substantial financial and management resources to develop an international infrastructure to meet the needs of its customers worldwide. The Company intends to continue to expand its presence in the United States and international markets.

       Demand for the Company's products is dependent upon the size of the markets for its products, the level of capital expenditures of the Company's customers, the rate of economic growth in the Company's major markets, and competitive considerations. No single customer accounted for 10% or more of the Company's sales in fiscal year 2000.

       The Company experiences some seasonal patterns in sales of its products. In particular, the first quarter of the Company's fiscal year typically experiences lower sales than the preceding fourth quarter, primarily due to the fewer working days in the first quarter and buying patterns of customers that are OEMs or governmental agencies with fiscal years that end at the same time or shortly after the Company's fourth quarter.

       The Company differentiates its products from those of its competitors based on customer requirements and demands, as determined through market research. Although specific customer requirements can vary depending on applications, customers in recent years have demanded superior performance, high quality, and improved levels of automation. The Company has responded to these customer demands by introducing new products in all its business segments focused on these emerging requirements in the markets it serves. For example, customers of Scientific Instruments' products have demanded higher levels of analytical throughput to support their research programs aimed at drug discovery and advanced life sciences. The Company has responded to these needs by introducing products with higher levels of automation and computerized data analysis routines. The Company believes that by focusing on emerging customer requirements, it will be able to develop and market new products that will impart significant competitive advantages in the marketplace.

BACKLOG

       The Company's recorded backlog was $201 million at September 29, 2000, $165 million at October 1, 1999, and $125 million at October 2, 1998. It is the Company's general policy to include in backlog only purchase orders or production releases that have firm delivery dates within one year. Recorded backlog in U.S. dollars is impacted by foreign currency fluctuations. In addition, recorded backlog may not result in sales because of cancellations or other factors. However, the Company currently believes that over 95% of orders included in the September 29, 2000 backlog will result in sales before the close of fiscal year 2001.

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

       Each of the Company's major business segments competes with many companies that address the same markets. The Company's Scientific Instruments business competes with Agilent Technologies, Inc.; PerkinElmer, Inc.; Shimadzu Corporation; Thermo Instrument Systems, Inc. and its affiliated companies; Waters Corporation; Bruker Analytik GmbH; JEOL, Ltd.; and other smaller suppliers. The Company's Vacuum Technologies business competes with BOC Edwards High Vacuum; Leybold-Balzers; Pfeiffer Vacuum Technology AG; Alcatel; Veeco Instruments, Inc.; and other smaller suppliers. The Company's Electronics Manufacturing business competes with numerous other high-mix, low-volume contract manufacturers, including EFTC Corporation; Xetel Corporation; CMC Industries; PLEXUS; Sigmatron International; and privately-owned regional manufacturers.

MANUFACTURING

       The Company's principal manufacturing activities consist of precision assembly, test, calibration, and certain specialized machining activities. The Company subcontracts a portion of its assembly and machining. All other assembly, test, and calibration functions are performed by the Company.

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

       The Company operates 14 manufacturing facilities located throughout the world. Scientific Instruments has manufacturing facilities in Palo Alto, California; Walnut Creek, California; Harbor City, California; Ft. Collins, Colorado; Woburn, Massachusetts; Cary, North Carolina; Wakefield, Rhode Island (which was acquired after September 29, 2000); Melbourne, Australia; and Middelburg, Netherlands. Vacuum Technologies has manufacturing facilities in Lexington, Massachusetts; and Torino, Italy. Electronics Manufacturing has manufacturing facilities in Tempe, Arizona; Poway, California; and Rocklin, California (which was acquired after September 29, 2000).

       In 1993, the member states of the European Union ("EU") began implementation of their plan for a new unified EU market with reduced trade barriers and harmonized regulations. The EU adopted a significant international quality standard, the International Organization for Standardization Series 9000 Quality Standards ("ISO 9000"). All of the Company's manufacturing facilities, other than the recently acquired facility in Wakefield, Rhode Island, have been certified as complying with the requirements of ISO 9000.

RAW MATERIALS

       There are no specialized raw materials that are particularly essential to the operation of the Company's business. The Company's manufacturing operations require a wide variety of raw materials, electronic and mechanical components, chemical and biochemical materials, and other supplies, some of which are occasionally in short supply.

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

RESEARCH AND DEVELOPMENT

       The Company is actively engaged in basic and applied research, development, and engineering programs designed to develop new products and to improve existing products. During fiscal years 2000, 1999, and 1998, the Company spent $31.8 million, $31.6 million, and $29.6 million, respectively (net of customer funding), on company-sponsored research, development, and engineering activities. Although the Company intends to continue to conduct extensive research and development activities, there can be no assurance that it will be able to develop and market new products on a cost-effective and timely basis, that such products will compete favorably with products developed by others or that the Company's existing technology will not be superseded by new discoveries or developments.

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

PATENT AND OTHER PROPRIETARY RIGHTS

       As a leader in the manufacture and sale of scientific instruments and vacuum technologies, the Company has pursued a policy of seeking patent, copyright, trademark, and trade secret protection in the United States and other countries for developments, improvements, and inventions originating within its organization that are incorporated in the Company's products or that fall within its fields of interest. As of September 29, 2000, the Company owned approximately 224 patents in the United States and approximately 331 patents throughout the world, and had numerous patent applications on file with various patent agencies worldwide. The Company intends to file additional patent applications as appropriate.

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

       The Company's competitors, like companies in many high-technology businesses, routinely review the products of others for possible conflict with their own patent rights. Although the Company has from time to time received notices of claims from others alleging patent infringement, the Company believes that there are no pending patent infringement claims that are likely to have a material adverse effect on the Company's financial condition or results of operation.

ENVIRONMENTAL MATTERS

       For a discussion of environmental matters, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Environmental Matters."

EMPLOYEES

       At September 29, 2000, the Company had a total of approximately 4,000 full-time and temporary employees and contract labor worldwide - 2,600 in North America, 700 in Europe, 200 in Asia, 400 in Australia, and 100 in Latin America. The Company's employees based in certain foreign countries may, from time to time, be subject to collective bargaining agreements. Those employees are subject to a collective bargaining agreement that was recently renewed. The Company currently considers its employee relations to be good.

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


NAME                         AGE               POSITION (BUSINESS EXPERIENCE)                           PERIOD
-------                      -----             --------------------------------                         -------
Allen J. Lauer                 63       President and Chief Executive Officer, Director               1999-Present
                                        Executive Vice President, Varian Associates, Inc.             1990-1999
G. Edward McClammy             51       Vice President and Chief Financial Officer                    1999-Present
                                        Vice President, Special Storage Products Group,               1998-1999
                                        Quantum Corporation
                                        Vice President, Finance and Treasurer, Quantum Corporation    1996-1998
                                        Acting Chief Financial Officer, Quantum Corporation           1996
                                        Director of Finance and Treasurer, Quantum Corporation        1994-1996
A. W. Homan                    41       Vice President, General Counsel and Secretary                 1999-Present
                                        Associate General Counsel, Varian Associates, Inc.            1998-1999
                                        Assistant Secretary, Varian Associates, Inc.                  1993-1999
                                        Senior Corporate Counsel, Varian Associates, Inc.             1993-1998
Sergio Piras                   51       Vice President, Vacuum Technologies                           2000-Present
                                        Vice President and General Manager, Vacuum                    1999-2000
                                        Technologies--Torino
                                        Vice President and General Manager, Vacuum                    1992-1999
                                        Products--Torino, Varian Associates, Inc.
Garry W. Rogerson              48       Vice President, Analytical Instruments                        1999-Present
                                        Vice President and General Manager, Chromatography            1994-1999
                                        Systems, Varian Associates, Inc.
C. Wilson Rudd                 48       Vice President, Electronics Manufacturing                     2000-Present
                                        Vice President and General Manager, Electronics               1999-2000
                                        Manufacturing
                                        Vice President and General Manager, Tempe Electronics         1990-1999
                                        Center, Varian, Associates, Inc.
Raymond J. Shaw                51       Vice President, NMR Systems                                   1999-Present
                                        Vice President and General Manager, NMR Instruments,          1989-1999
                                        Varian Associates, Inc.
James L. Colbert               54       Controller                                                    1999-Present
                                        Controller, NMR Instruments, Varian Associates, Inc.          1992-1999

ITEM 2.       PROPERTIES

       The Company has manufacturing, warehouse, research and development, sales, service, and administrative facilities which have an aggregate floor space of approximately 791,000 and 515,000 square feet located in the United States and abroad, respectively, for a total of approximately 1,306,000 square feet worldwide. Of these facilities, aggregate floor space of approximately 580,000 square feet is leased, and the remainder is owned by the Company. The Company does not believe that there is any material long-term excess capacity in its facilities, although utilization is subject to change based on customer demand. The Company believes that its facilities and equipment generally are well maintained, in good operating condition, suitable for the Company's purposes and adequate for present operations.

       The Company owns or leases 14 manufacturing facilities located throughout the world. Scientific Instruments has manufacturing facilities in Palo Alto, California; Walnut Creek, California; Harbor City, California; Ft. Collins, Colorado; Woburn, Massachusetts; Cary, North Carolina; Wakefield, Rhode Island (which was acquired after September 29, 2000); Melbourne, Australia; and Middelburg, Netherlands. Vacuum Technologies has manufacturing facilities in Lexington, Massachusetts; and Torino, Italy. Electronics Manufacturing has manufacturing facilities in Tempe, Arizona; Poway, California; and Rocklin, California (which was acquired after September 29, 2000). The Company owns or leases 60 sales and service facilities located throughout the world, 52 of which are located outside the United States, including in Argentina, Australia, Austria, Belgium, Brazil, Canada, China, England, France, Germany,

Hong Kong, India, Italy, Japan, Korea, Mexico, Netherlands, Russia, Spain, Sweden, Switzerland, Taiwan, and Venezuela.

ITEM 3.       LEGAL PROCEEDINGS

       In the Distribution Agreement, the Company agreed to defend and indemnify VSEA and VMS for costs, liabilities, and expenses with respect to legal proceedings relating to the Instruments Business of VAI, and agreed to reimburse VMS for one-third of certain costs and expenses (after adjusting for any insurance proceeds and tax benefits recognized or realized by VMS for such costs and expenses) that are paid after April 2, 1999 and arise from actual or potential claims or legal proceedings relating to discontinued, former, or corporate operations of VAI. From time to time, the Company is involved in a number of its own legal actions and could incur an uninsured liability in one or more of them. While the ultimate outcome of all of the foregoing legal matters is not determinable, management believes that these matters are not reasonably likely to have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       Not applicable.

                                     PART II

ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

                                       FISCAL YEAR 2000 COMMON STOCK PRICES
                                    --------------------------------------------
                                     FIRST      SECOND      THIRD       FOURTH
COMMON STOCK                         QUARTER     QUARTER     QUARTER    QUARTER
---------------                     ---------  ----------- ----------  ---------
High..............................  $ 24 1/2   $      50   $  50 3/8   $ 66 1/8
Low...............................  $ 16 1/2   $  20 1/16  $  27 1/4   $ 35 5/8

       The Company's common stock is traded on the Nasdaq National Market under the trading symbol VARI.

       The Company has never paid cash dividends on its capital stock. The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

       There were 4,333 holders of record of the Company's common stock on December 1, 2000.

ITEM 6.       SELECTED FINANCIAL DATA


                                                                    FISCAL YEARS
                                              ----------------------------------------------------------
                                                2000       1999         1998        1997        1996
                                              ---------  ----------  ----------- -----------  ----------
                                                         (RESTATED)   (RESTATED)  (RESTATED)  (RESTATED)
                                                       (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Earnings Statement Data
Sales.......................................  $  704.4   $   598.9   $    557.8  $    541.9   $   504.4
Earnings before taxes.......................  $   70.8   $    13.7   $     38.9  $     27.0   $    12.7
Income tax expense..........................  $   28.0   $     6.1   $     15.7  $     12.7   $     5.7
Net earnings................................  $   42.8   $     7.6   $     23.2  $     14.3   $     7.0
Net earnings per share-basic................  $   1.35   $    0.25   $     0.76  $     0.47   $    0.23
Net earnings per share-diluted..............  $   1.26   $    0.24   $     0.76  $     0.47   $    0.23


                                                                     FISCAL YEAR END
                                                 ---------------------------------------------------------
                                                   2000       1999        1998        1997         1996
                                                 ---------- ----------  ----------  ----------   ---------
                                                            (RESTATED)  (RESTATED)  (RESTATED)   (RESTATED)
Balance Sheet Data
Total assets...................................  $   512.3  $   434.4   $   413.2   $   367.2    $  310.2
Long-term debt.................................  $    45.5  $    51.2   $      --   $      --    $     --

       o Varian, Inc. was established as a separate company on April 2, 1999. This selected financial data should be read in conjunction with the related consolidated financial statements and notes thereto, including Note 1 which describes Varian, Inc.'s separation from Varian Associates, Inc.

       o   The balance sheet data at fiscal year end 1996 is unaudited.

       o Certain amounts prior to the third quarter of fiscal year 2000 have been restated to reflect the Company's change from the LIFO method to the Average Cost method of accounting for inventories.

       o Fiscal year 2000 includes a purchased in-process research and development charge of $1.0 million. Excluding this charge, net earnings per share would have been $1.29.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       Until April 2, 1999, the business of Varian, Inc. (the "Company") was operated as the Instruments Business ("IB") of Varian Associates, Inc. ("VAI"). IB included the business units that designed, manufactured, sold, and serviced scientific instruments and vacuum technologies, and a business unit that provided contract electronics manufacturing services. VAI contributed IB to the Company; then on April 2, 1999, VAI distributed to the holders of record of VAI common stock on March 24, 1999 one share of common stock of the Company for each share of VAI common stock outstanding on April 2, 1999 (the "Distribution"). At the same time, VAI contributed its Semiconductor Equipment business to Varian

Semiconductor Equipment Associates, Inc. ("VSEA") and distributed to the holders of record of VAI common stock on March 24, 1999 one share of common stock of VSEA for each share of VAI common stock outstanding on April 2, 1999. VAI retained its Health Care Systems business and changed its name to Varian Medical Systems, Inc. ("VMS") effective as of April 3, 1999. These transactions were accomplished under the terms of an Amended and Restated Distribution Agreement dated as of January 14, 1999 by and among the Company, VAI, and VSEA (the "Distribution Agreement"). For purposes of providing an orderly transition and to define certain ongoing relationships between and among the Company, VMS, and VSEA after the Distribution, the Company, VMS, and VSEA also entered into certain other agreements which include an Employee Benefits Allocation Agreement, an Intellectual Property Agreement, a Tax Sharing Agreement, and a Transition Services Agreement.

       The consolidated financial statements generally reflect the Company's results of operations and cash flows for the year ended September 29, 2000 and for the six-month period ended October 1, 1999. The interim consolidated financial results for the six months ended April 2, 1999 were carved out from the interim financial statements of VAI using the historical results of operations of IB and include the accounts of IB after elimination of inter-business balances and transactions. The consolidated financial statements also include allocations of certain VAI corporate expenses (including legal, accounting, employee benefits, insurance services, information technology services, treasury, and other corporate overhead) to IB. These amounts have been allocated to IB on the basis that is considered by management to reflect most fairly or reasonably the utilization of the services provided to or the benefit obtained by IB. Typical measures and activity indicators used for allocation purposes include headcount, sales revenue, and payroll expense. The Company's management believes that the methods used to allocate these amounts are reasonable. However, these allocations are not necessarily indicative of the amounts that would have been or that will be recorded by the Company on a stand-alone basis.

       The Company's fiscal years reported are the 52- or 53-week periods which ended on the Friday nearest September 30. Fiscal year 2000 comprises the 52-week period ended on September 29, 2000. Fiscal year 1999 comprises the 52-week period ended on October 1, 1999. Fiscal year 1998 comprises the 53-week period ended on October 2, 1998.

RESULTS OF OPERATIONS

       FISCAL YEAR 2000 COMPARED TO FISCAL YEAR 1999

       SALES. Sales were $704.4 million in fiscal year 2000, an increase of 17.6% from sales of $598.9 million in fiscal year 1999. Sales by the Scientific Instruments, Vacuum Technologies, and Electronics Manufacturing segments increased by 1.4%, 29.8%, and 71.3%, respectively.

       Geographically, sales in North America of $420.4 million, Europe of $179.3 million and the rest of the world of $104.7 million in fiscal year 2000 represented increases (declines) of 26%, (2)%, and 26%, respectively, as compared to fiscal year 1999. The significant increase in North America was largely due to the strong sales growth of the Electronics Manufacturing and Vacuum Technologies segments. The decline in sales in Europe resulted mainly from the strength of the U.S. dollar versus the European currencies. The significant increase in the rest of the world was primarily due to the general economic recovery of the Asian markets.

       GROSS PROFIT. Gross profit was $266.3 million (representing 37.8% of sales) in fiscal year 2000, compared to $224.6 million (representing 37.5% of sales) in fiscal year 1999. The lower gross profit percentage in fiscal year 1999 resulted primarily from actions taken as part of an overall reorganization of IB, which included actions to prepare IB to separate from VAI and become a stand-alone company, other organization changes and a comprehensive product review, which resulted in a decision to accelerate transition from certain older to newer products necessitating the write-down of certain excess and obsolete inventories and the lowering of prices to accelerate the liquidation of older products. The impact of these actions on gross profit in fiscal year 1999 is in addition to the impact of the restructuring charges discussed below. The gross profit margin in fiscal year 2000 reflects the revenue shift from the Scientific Instruments segment to the Vacuum Technologies and Electronics Manufacturing segments, which experienced greater sales growth but have lower gross profit margins than the Scientific Instruments segment. All three segments experienced higher gross profit margins in fiscal year 2000 compared to fiscal year 1999.

       SALES AND MARKETING. Sales and marketing expenses were $123.0 million (representing 17.5% of sales) in fiscal year 2000, compared to $124.6 million (representing 20.8% of sales) in fiscal year 1999. The higher costs in fiscal year 1999 resulted from actions taken as part of the above-described reorganization, including costs to move people and equipment to new consolidated locations, writedown of field demonstration equipment following the accelerated transition to newer products, and other higher than normal costs related to the reorganization. These charges were in addition to the restructuring charges discussed below. Sales and marketing expenses in the fiscal year 2000 benefited from the cost savings from the fiscal year 1999 restructuring and reorganization activities, the overall leverage of higher sales as well as the effect of the stronger US dollar when translating local currency expenses into US dollars. The decrease in sales and marketing expenses as a percent of sales also resulted from the revenue shift between the segments noted above, as the faster growing Vacuum Technologies and Electronics Manufacturing segments had lower operating expenses as a percent of sales.

       RESEARCH AND DEVELOPMENT. Research and development expenses were $31.8 million (representing 4.5% of sales) in fiscal year 2000, compared to research and development expenses of $31.6 million (representing 5.3% of sales) in fiscal year 1999. The decrease in research and development expenses as a percent of sales was the result of the revenue shift between the segments noted above. Research and development spending within each segment as a percent of sales for fiscal year 2000 was approximately the same as last year. Fiscal year 1999 includes $1.2 million of centralized corporate research, funded by IB while still part of VAI.

       GENERAL AND ADMINISTRATIVE. General and administrative expenses were $37.9 million (representing 5.4% of sales) in fiscal year 2000, compared to $41.8 million (representing 7.0% of sales) in fiscal year 1999. The improvement in general and administrative expenses is primarily the result of the Company's strategy to control these expenses as sales increase. General and administrative expenses of fiscal year 2000 were actual costs of the Company, whereas general and administrative costs in fiscal year 1999 comprise six months of actual costs of the Company and six months of allocated costs of VAI.

       IN-PROCESS RESEARCH AND DEVELOPMENT. In connection with the acquisition of VanKel Technology Group, Inc. ("VanKel"), the Company recorded approximately $22.6 million in goodwill and other intangible assets. In addition, the Company recorded a one-time charge of $1.0 million for acquired in-process research and development in the quarter ended September 29, 2000. At the time of the acquisition, research and development of several dissolution products and related projects were in process. The percentage of completion for these products ranged from 50% to 80%. The percentage of completion for each project was determined using estimates of effort, value added, and degree of difficulty of the portion of each project completed as of the acquisition date, as compared to the remaining research and development needed to bring each project to technical feasibility. An internal appraisal was performed which used the income approach to determine the fair value of the VanKel business and its identifiable assets, including the portion of the purchase price attributed to the in-process research and development. The income approach includes an analysis of the markets, completion costs, cash flows, other required assets, contributions made by core technology, and risks associated with achieving such cash flows. A 15-25% risk-adjusted discount rate was applied to the projects' cash flows to determine the present value of the intangible assets including the in-process research and development.

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


                                                        ACCRUAL AT    CASH PAYMENTS    ACCRUAL AT
                                                         OCTOBER 1,    AND OTHER      SEPTEMBER 29,
                                                           1999        REDUCTIONS         2000
                                                       ------------  --------------  --------------
                                                                     (IN THOUSANDS)
Lease payments and other facility expenses..........   $     1,244   $         666   $         578
Severance and other related employee benefits.......         1,721           1,721              --
                                                       ------------  --------------  --------------
Total...............................................   $     2,965   $       2,387   $         578
                                                       ============  ==============  ==============

       NET INTEREST EXPENSE. Net interest expense was $1.8 million (representing 0.3% of sales) for fiscal year 2000, compared to $2.0 million (representing 0.3% of sales) for fiscal year 1999. See "Liquidity and Capital Resources" below.

       TAXES ON EARNINGS. The effective income tax rate was 39.5% (39.0% without the in-process research and development charge) for fiscal year 2000, compared to 44.5% for fiscal year 1999. The fiscal year 1999 rate was higher because the Company realized a larger proportion of high tax-rate, foreign country income in fiscal year 1999, due primarily to restructuring and related charges incurred in lower tax-rate countries.

       NET EARNINGS. Net earnings were $42.8 million ($1.26 diluted net earnings per share) in fiscal year 2000, compared to the net earnings of $7.6 million ($0.24 diluted net earnings per share) in fiscal year 1999. Fiscal year 1999 included IB's overall reorganization, which resulted in incremental costs primarily included in costs of sales, marketing, and restructuring charges.

       SEGMENTS. Scientific Instruments sales of $401.5 million in fiscal year 2000 increased 1.4% from the fiscal year 1999 sales of $396.1 million. Sales were adversely impacted by the significant drop in European currencies and from the transition to higher field magnets with longer lead times for large NMR systems. Earnings from operations in fiscal year 2000 of $44.0 million (11.0% of sales) increased from $12.9 million (3.3% of sales) in fiscal year 1999. Fiscal year 1999 earnings were adversely impacted by the overall IB reorganization discussed above. Earnings in fiscal year 2000 benefited from the cost saving measures implemented with the restructuring and reorganizations in fiscal year 1999. Fiscal year 2000 also includes the in-process research and development charge of $1.0 million resulting from the VanKel acquisition.

       Vacuum Technologies sales of $139.1 million in fiscal year 2000 increased 29.8% from fiscal year 1999 sales of $107.2 million. The increase in sales was primarily due to the recovery of the Asian economies and strong demand across a broad spectrum of vacuum technology applications. Demand was particularly strong from life science customers, semiconductor equipment manufacturers, and users of semiconductor equipment. Earnings from operations in fiscal year 2000 of $24.7 million (17.8% of sales) were up from $7.1 million (6.7% of sales) in fiscal year 1999, and reflect the sales increase as well as the cost savings from the fiscal year 1999 IB reorganization. Fiscal year 1999 was negatively impacted by the overall IB reorganization discussed above.

       Electronics Manufacturing sales in fiscal year 2000 of $163.8 million increased 71.3% from fiscal year 1999 sales of $95.6 million. The increase in sales was primarily due to strong demand from the communications and medical equipment customers and the general movement of small-to-medium-size manufacturing companies to outsource their electronics manufacturing. In addition, on January 31, 2000 the Company acquired an electronics manufacturing facility in Poway, California, which added $15.0 million to revenues following the acquisition. Earnings from operations in fiscal year 2000 of $12.6 million (7.7% of sales) increased from $6.8 million (7.2% of sales) in fiscal year 1999. The increase in earnings from operations was primarily the result of the increased sales.

       FISCAL YEAR 1999 COMPARED TO FISCAL YEAR 1998

       SALES. Sales were $598.9 million in fiscal year 1999, an increase of 7.4% from sales of $557.8 million in fiscal year 1998. Sales by the Scientific Instruments and Electronics Manufacturing segments increased 9.1% and 14.8%, respectively. Sales by the Vacuum Technologies segment decreased by 3.8%.

       Geographically, sales in North America of $333.0 million, Europe of $183.0 million and the rest of the world of $82.9 million in fiscal year 1999 represented increases of 6.9%, 12.3%, and 0.4% respectively, as compared to fiscal year 1998.

       GROSS PROFIT. Gross profit was $224.6 million (representing 37.5% of sales) in fiscal year 1999, compared to $221.1 million (representing 39.6% of sales) in fiscal year 1998. The decline in gross profit as a percent of sales resulted primarily from actions taken as part of an overall reorganization that included actions to prepare the Company to separate from VAI and become a stand-alone company, other organizational changes and a comprehensive product review, which resulted in a decision to accelerate transition from certain older to newer products necessitating the write-down of certain excess and obsolete inventories and the lowering of prices to accelerate the liquidation of older products. The impact on gross profit of these actions was in addition to the restructuring charges discussed below.

       SALES AND MARKETING. Sales and marketing expenses were $124.6 million (representing 20.8% of sales) in fiscal year 1999, compared to $113.9 million (representing 20.4% of sales) in fiscal year 1998. Some of the increase was due to marketing expenses of Chrompack International B.V. ("Chrompack"), which was acquired in the fourth quarter of fiscal year 1998. Additionally, the increase in the marketing expenses resulted from actions taken as part of the above-described reorganization, including costs to move people and equipment to new consolidated locations, write-down of field demonstration equipment following the accelerated transition to newer products, and other higher than normal costs related to the reorganization. These charges were in addition to the restructuring charges discussed below.

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


                                                                                CASH PAYMENTS    ACCRUAL AT
                                                                 RESTRUCTURING    AND OTHER      OCTOBER 1,
                                                                   CHARGES       REDUCTIONS        1999
                                                                -------------- --------------- --------------
                                                                               (IN THOUSANDS)
Lease payments and other facility expenses...................   $       2,205  $         961   $       1,244
Severance and other related employee benefits................           7,171          5,450           1,721
Exited product line..........................................           1,598          1,598              --
                                                                -------------  -------------   --------------
   Total.....................................................   $      10,974  $       8,009   $       2,965
                                                                =============  =============   ==============

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

       NET EARNINGS. The decrease in net earnings to $7.6 million ($0.24 diluted net earnings per share) in fiscal year 1999, compared to net earnings of $23.2 million ($0.76 diluted net earnings per share) in fiscal year 1998, was primarily the result of the overall reorganization described above, which resulted in incremental costs primarily included in cost of sales, sales and marketing, and restructuring charges.

       SEGMENTS. Scientific Instruments sales of $396.1 million in fiscal year 1999 increased 9.1% over fiscal year 1998 sales of $363.1 million. The acquisition of Chrompack in the fourth quarter of fiscal year 1998 had a significant impact on the overall increase in sales. Earnings from operations of $12.9 million (3.3% of sales) decreased from $25.1 million (6.9% of sales) in fiscal year 1998. The reduction in earnings resulted from actions taken as part of the above-described reorganization which principally affected the Scientific Instruments segment and included costs to move people and equipment to new consolidated locations, writedown excess and obsolete inventories and field demonstration equipment following the accelerated transition to newer products, and other higher than normal costs related to the reorganization. Also included in the Scientific Instruments segment earnings were $10.3 million of the restructuring charges discussed above.

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

       As of September 29, 2000, the Company had $60.2 million in uncommitted credit facilities for working capital purposes. As of September 29, 2000, no amount was outstanding under these credit facilities. All of these credit facilities contain certain conditions and events of default customary for such facilities.

       As of September 29, 2000, the Company had $49.5 million compared to $55.5 million in term loans at October 1, 1999. As of September 29, 2000 and October 1, 1999, fixed interest rates on the term loans ranged from 6.7% to 7.5%, and the weighted average interest rate on the term loans was 7.0%. The term loans contain certain covenants that limit future borrowings and the payment of cash dividends and require the maintenance of certain levels of working capital and operating results. For fiscal year 2000, the Company was in compliance with all restrictive covenants of the term loan agreements. As of September 29, 2000, the Company also had other long-term notes payable of $2.4 million with an interest rate of 1.0% and $2.4 million with an interest rate of 2.3% as of October 1, 1999.

       Future principal payments on long-term debt outstanding on September 29, 2000 will be $6.4 million, $6.4 million, $3.4 million, $3.2 million, $2.5 million, and $30.0 million during fiscal years 2001, 2002, 2003, 2004, 2005, and thereafter, respectively.

       Based upon rates currently available to the Company for debt with similar terms and remaining maturities, the carrying amounts of long-term debt and notes payable approximate estimated fair value.

       CASH AND CASH EQUIVALENTS. The Company generated $61.8 million of cash from operations in fiscal year 2000, which compares to $22.7 million in fiscal year 1999. The primary reason for this increase in cash generated was improved net earnings, tax benefit from deductions for stock option exercises, and a reduction in working capital requirements. The Company used $53.9 million of cash for investing activities in fiscal year 2000, which compares to $14.8 million in fiscal year 1999. The Company used $32.8 million of cash for the acquisitions of VanKel and an electronics manufacturing operation in Poway, California and $21.6 million for capital equipment in fiscal year 2000. Investing activity in fiscal year 1999 was for capital equipment. The Company generated $12.0 million of cash from financing activities in fiscal year 2000 compared to $15.5 million in fiscal year 1999. Proceeds from stock options represented a significant amount of the financing reduced by scheduled debt payments and the repurchase of 272,500 shares of the Company's common stock under a stock repurchase plan approved in fiscal year 2000. The Company's current business strategy contemplates possible acquisitions, further stock repurchases and/or facility expansions. Any of these activities could utilize cash currently being generated by the Company.

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

       The Company's liquidity is affected by many other factors, some based on the normal ongoing operations of the business and others related to the uncertainties of the industry and global economies. Although the Company's cash requirements will fluctuate based on the timing and extent of these factors, management believes that cash generated from operations, together with the Company's borrowing capability, will be sufficient to satisfy commitments for capital expenditures and other cash requirements for fiscal year 2001.

ENVIRONMENTAL MATTERS

       The Company's operations are subject to various foreign, federal, state, and local laws regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. These regulations increase the costs and potential liabilities of the Company's operations. However, the Company does not currently anticipate that its compliance with these regulations will have a material effect upon the Company's capital expenditures, earnings, or competitive position.

       Under the Distribution Agreement, the Company and VSEA each agreed to indemnify VMS for one-third of certain environmental investigation and remediation costs (after adjusting for any insurance proceeds and tax benefits recognized or realized by VMS for such costs), as further described below.

       VMS has been named by the U.S. Environmental Protection Agency or third parties as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, at eight sites where VAI is alleged to have shipped manufacturing waste for recycling, treatment, or disposal. VMS is also involved in various stages of environmental investigation, monitoring and/or remediation under the direction of, or in consultation with, foreign, federal, state, and/or local agencies at certain current VMS or former VAI facilities, or is reimbursing third parties which are undertaking such investigation, monitoring and/or remediation activities.

       For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken. As of September 29, 2000, it was nonetheless estimated that the Company's share of the future exposure for environmental-related investigation and remediation costs for these sites and facilities ranged in the aggregate from $1.9 million to $5.1 million (without discounting to present value). The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 30 years as of September 29, 2000. No amount in the foregoing range of estimated future costs is believed to be more probable of being incurred than any other amount in such range, and the Company therefore accrued $1.9 million as of September 29, 2000.

       As to other sites and facilities, sufficient knowledge has been gained to be able to better estimate the scope and costs of future environmental activities. As of September 29, 2000, it was estimated that the Company's share of the future exposure for environmental-related investigation and remediation costs for these sites and facilities ranged in the aggregate from $8.1 million to $18.4 million (without discounting to present value). The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 30 years as of September 29, 2000. As to each of these sites and facilities, it was determined that a particular amount within the range of estimated costs was a better estimate of the future environmental liability than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. Together, these amounts totaled $12.7 million at September 29, 2000. The Company therefore accrued $6.3 million as of September 29, 2000, which represents the best estimate of its share of these future costs discounted at 4%, net of inflation. This accrual is in addition to the $1.9 million described in the preceding paragraph. At September 29, 2000, the Company's reserve for environmental liabilities, based upon future environmental-related costs estimated by the Company as of that date, was calculated as follows:


                                                                                                       TOTAL
                                                                   RECURRING     NON-RECURRING      ANTICIPATED
                                                                     COSTS           COSTS         FUTURE COSTS
                                                                  ------------  -----------------  --------------
Fiscal Year                                                                       (IN MILLIONS)
-------------
2001...........................................................   $       0.4   $            0.6   $         1.0
2002...........................................................           0.4                0.8             1.2
2003...........................................................           0.4                0.2             0.6
2004...........................................................           0.4                0.0             0.4
2005...........................................................           0.4                0.0             0.4
Thereafter.....................................................          10.4                0.6            11.0
                                                                  ------------  -----------------  --------------
Total costs....................................................   $      12.4   $            2.2            14.6
                                                                  ============  =================  ==============
Less imputed interest..........................................                                             (6.4)
                                                                                                   --------------
Reserve amount.................................................                                              8.2
Less current portion...........................................                                             (1.1)
                                                                                                   --------------
Long term (included in Other liabilities)......................                                    $         7.1
                                                                                                   ==============

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

       Lawsuits for recovery of environmental investigation and remediation costs already incurred, and to be incurred in the future, were filed by VAI against various insurance companies and other third parties. Following settlements with various insurance companies, VMS is still pursuing lawsuits against an insurance company and certain other third parties for the benefit of itself, VSEA, and the Company. In addition, an insurance company has agreed to pay a portion of VAI's (now VMS') future environmental-related expenditures for which the Company has an indemnity obligation, and the Company therefore has a $1.6 million receivable in Other Assets as of September 29, 2000 for the Company's share of such recovery. The Company has not reduced any environmental-related liability in anticipation of recovery on claims made against third parties.

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

LEGAL PROCEEDINGS

       In the Distribution Agreement, the Company agreed to defend and indemnify VSEA and VMS for costs, liabilities, and expenses with respect to legal proceedings relating to the Instruments Business of VAI, and agreed to reimburse VMS for one-third of certain costs and expenses (after adjusting for any insurance proceeds and tax benefits recognized or realized by VMS for such costs and expenses) that are paid after April 2, 1999 and arise from actual or potential claims or legal proceedings relating to discontinued, former, or corporate operations of VAI. From time to time, the Company is involved in a number of its own legal actions and could incur an uninsured liability in one or more of them. While the ultimate outcome of all of the foregoing legal matters is not determinable, management believes that these matters are not reasonably likely to have a material adverse effect on the Company's financial position or results of operations.

EURO CONVERSION

       On January 1, 1999, 11 of the 15 member countries of the European Union established fixed conversion rates between their existing currencies (legal currencies) and one new common currency - the euro. The euro then began trading on currency exchanges and began to be used in certain business transactions. The transition period for the introduction of the euro occurs through June 2002. Beginning January 1, 2002, new euro-denominated bills and coins will be issued. Simultaneously, legacy currencies will begin to be withdrawn from circulation with the completion of the withdrawal scheduled for no later than July 1, 2002. Because of the Company's significant sales and operating profits generated in the European Union, the Company has initiated a program to identify and address risks arising from the conversion to the euro currency. These risks include, but are not limited to, converting information technology systems to handle the new currency, evaluating the competitive impact of one common currency due to, among other things, increased cross-border price transparency, evaluating the Company's exposure to currency exchange risks during and following the transition period to the euro, and determining the impact on the Company's processes for preparing and maintaining accounting and taxation records.

       The Company believes that it is taking appropriate steps to prepare for the euro conversion and to mitigate its effects on the Company's business, and that the euro conversion is not likely to have a material adverse effect on the Company's business or financial condition. However, the Company is still assessing the risks that might arise from the euro conversion and the costs to address those risks, and therefore cannot assure that the euro conversion will not have a material adverse effect on the Company's business or financial condition.

RECENT ACCOUNTING PRONOUNCEMENTS

       In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities," which was amended by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS 133 and SFAS 138 require derivatives to be measured at fair value and to be recorded as assets or liabilities on the balance sheet. The accounting for gains or losses resulting from changes in the fair values of those derivatives would be dependent upon the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 and SFAS 138 are effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company will adopt SFAS 133 and SFAS 138 in the first quarter of fiscal year 2001. The Company does not believe the implementation of SFAS 133 and SFAS 138 will have a material effect on its financial statements.

       In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the Securities and Exchange Commission. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. SAB 101 is effective no later than the fourth quarter of fiscal years beginning after December 15, 1999, and requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion 20, "Accounting Changes." In October, 2000 the Securities and Exchange Commission issued SAB 101 Frequently Asked Questions and Answers which the Company is utilizing to determine the impact that adoption will have on its consolidated financial statements.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

       Foreign Currency Exchange Risk. The Company typically hedges its currency exposures associated with certain assets and liabilities denominated in non-functional currencies and with anticipated foreign currency cash flows. As a result, the effect of an immediate 10% change in exchange rates would not be material to the Company's financial condition or results of operations. The Company's forward exchange contracts have generally ranged from one to 12 months in original maturity, and no forward exchange contract has had an original maturity greater than one year. Forward exchange contracts outstanding as of September 29, 2000, that hedge the balance sheet and certain purchase commitments were effective on September 29, 2000, and accordingly there were no unrealized gains or losses associated with such contracts and the fair value of these contracts approximates their notional values.

FORWARD EXCHANGE CONTRACTS OUTSTANDING AS OF SEPTEMBER 29, 2000


                                         NOTIONAL VALUE          NOTIONAL
                                              SOLD           VALUE PURCHASED
                                         ----------------  ---------------------
                                                     (IN THOUSANDS)
Australian Dollar.....................   $            --   $             25,195
Japanese Yen..........................            19,320                     --
Euro..................................                --                 14,498
Canadian Dollar.......................             5,016                     --
British Pound.........................             3,313                  3,091
                                                  ------                 ------
Total.................................   $        27,649   $             42,784
                                                  ======                 ======

INTEREST RATE RISK

       The Company has no material exposure to market risk for changes in interest rates. The Company invests primarily in short-term U.S. Treasury securities, and changes in interest rates would not be material to the Company's financial condition or results of operations. The Company primarily enters into debt obligations to support general corporate purposes, including working capital requirements, capital expenditures, and acquisitions. At September 29, 2000 the Company's debt obligations had fixed interest rates.

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

DEBT OBLIGATIONS


PRINCIPAL AMOUNTS AND RELATED WEIGHTED AVERAGE INTEREST RATES BY YEAR OF MATURITY

                                                              FISCAL YEARS
                            -------------------------------------------------------------------------------------
                             2001       2002        2003       2004        2005       THEREAFTER        TOTAL
                            --------  ----------  ---------  ----------  ----------  --------------  ------------
                                                             (IN THOUSANDS)
Long-term debt
   (including current
   portion)...............  $ 6,384    $ 6,397      $3,410    $ 3,209      $2,500       $ 30,000       $ 51,900
Average interest rate.....      6.9%       6.9%        5.5%       5.7%        7.2%           6.8%           6.7%

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The response to this Item is submitted as a separate section to this report. See Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The information required by this Item with respect to the Company's executive officers is incorporated herein by reference from the information contained in Item 1 of Part I of this Report under the caption "Executive Officers." The information required by this Item with respect to the Company's directors and nominees for director is incorporated herein by reference from the information provided under the heading "Election of Directors" of the Company's Proxy Statement. The information required by Item 405 of Regulation S-K is incorporated herein by reference from the information provided under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's Proxy Statement.

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

       None.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

       (a)   The following documents are filed as a part of this report:

             (1) Consolidated Financial Statements: (see index on page F-1 of this report)

                o Report of Independent Accountants

                o Consolidated Statements of Earnings for fiscal years 2000,
                  1999, and 1998

                o Consolidated Balance Sheets at fiscal year-end 2000 and 1999

                o Consolidated Statements of Stockholders' Equity for fiscal years 2000, 1999, and 1998

                o Consolidated Statements of Cash Flows for fiscal years 2000,
                  1999, and 1998

                o Notes to the Consolidated Financial Statements

             (2) Consolidated Financial Statement Schedule: (see index on page F-1 of this report) The following financial statement schedule of the registrant and its subsidiaries for fiscal years 2000, 1999, and 1998 is filed as a part of this Report and should be read in conjunction with the Consolidated Financial Statements of the registrant and its subsidiaries.

             Schedule

                  II       Valuation and Qualifying Accounts.

       All other required schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the consolidated financial statements or the notes thereto.

             (3)  Exhibits


EXHIBIT NO.                DESCRIPTION
-----------                -----------
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



      10.5    Varian, Inc. Amended and Restated Note Purchase and Private Shelf Agreement and Assumption dated as of April 2, 1999
              (incorporated herein by reference to Exhibit 10.6 of the registrant's Form 10-Q for the quarter ended
              April 2, 1999).**
      10.6*   Varian, Inc. Omnibus Stock Plan (incorporated herein by reference to Exhibit 10.9 of the registrant's Form 10 filed on
              February 12, 1999).
      10.7*   Varian, Inc. Management Incentive Plan (incorporated herein by reference to Exhibit 10.10 of the registrant's
              Form 10/A filed on February 12, 1999).
      10.8*   Amended and Restated Varian, Inc. Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10.8 of the registrant's Form 10-K for the year ended October 1, 1999).
      10.9    Form of Indemnity Agreement between Varian, Inc. and its Directors and Officers (incorporated herein by reference to
              Exhibit 10.8 of the registrant's Form 10/A filed on March 8, 1999).
     10.10*   Amended and Restated Change in Control Agreement, dated as of April 2, 1999, between Varian, Inc. and Allen J. Lauer
              (incorporated herein by reference to Exhibit 10.10 of the registrant's Form 10-K for the year ended October 1, 1999).
     10.11*   Amended and Restated Change in Control Agreement, dated as of April 2, 1999, between Varian, Inc. and Arthur W. Homan
              (incorporated herein by reference to Exhibit 10.11 of the registrant's Form 10-K for the year ended October 1, 1999).
     10.12*   Form of Amended and Restated Change in Control Agreement between Varian, Inc. and Garry W. Rogerson and
              Raymond J. Shaw (incorporated herein by reference to Exhibit 10.7 of the registrant's Form 10/A filed on March 8,
              1999).
     10.13*   Change in Control Agreement, dated as of April 16, 1999, between Varian, Inc. and G. Edward McClammy (incorporated herein by reference to Exhibit 10.1 of the registrant's Form 10-Q for the quarter ended July 2, 1999).
     10.14*   Change in Control Agreement, dated as of April 2, 1999, between Varian, Inc. and James L. Colbert (incorporated herein by reference to Exhibit 10.2 of the registrant's Form 10-Q for the quarter ended July 2, 1999).
     10.15*   Description of Certain Compensatory Arrangements Between Registrant and Executive Officers (incorporated herein by reference to Exhibit 10.3 of the registrant's Form 10-Q for the quarter ended July 2, 1999).
     10.16*   Description of Certain Compensatory Arrangement Between Registrant and G. Edward McClammy (incorporated herein by reference to Exhibit 10.16 of the registrant's Form 10-K for the year ended October 1, 1999).
     10.17*   Description of Certain Compensatory Arrangements Between Registrant and Non-Employee Directors (incorporated herein by reference to Exhibit 10.17 of the registrant's Form 10-K for the year ended October 1, 1999).
     10.18*   Varian, Inc. Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.1 of the registrant's Form
              10-Q for the quarter ended March 31, 2000).
     10.19*   Amended and Restated Change in Control Agreement, dated as of February 25, 2000, between Varian, Inc. and Sergio Piras
              (incorporated herein by reference to Exhibit 10.2 of the registrant's Form 10-Q for the quarter ended March 31, 2000).
     10.20*   Amended and Restated Change in Control Agreement, dated as of February 25, 2000, between Varian, Inc. and C.
              Wilson Rudd (incorporated herein by reference to Exhibit 10.3 of the registrant's Form 10-Q for the quarter ended
              March 31, 2000).
     10.21*   Description of Certain Compensatory Arrangements Between Varian S.p.A. and Sergio Piras.
     18.1     Preferability letter regarding inventory accounting principle change.
       21     Subsidiaries of the Registrant.
       23     Consent of Independent Accountants.
      27.1    Financial Data Schedule for the fiscal year ended September 29, 2000 (EDGAR filing only).

--------------
    * Management contract or compensatory plan or arrangement.
   ** Certain exhibits and schedules omitted.

       (b)   Reports on Form 8-K.

             None.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            VARIAN, INC.
                                            (Registrant)


Dated:  December 6, 2000                    By:  /s/  G. Edward McClammy
                                                 -----------------------
                                                 G. Edward McClammy
                                                 Vice President and
                                                 Chief Financial Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


             SIGNATURE                                 TITLE                        DATE
             ---------                                 -----                        ----

/s/  Allen J. Lauer                     President and Chief Executive          December 6, 2000
-------------------------------------   Officer, Director
Allen J. Lauer                          (Principal Executive Officer)


/s/  G. Edward McClammy                 Vice President and                     December 6, 2000
-------------------------------------   Chief Financial Officer
G. Edward McClammy                      (Principal Financial Officer)


/s/  James L. Colbert                   Controller                             December 6, 2000
-------------------------------------   (Principal Accounting Officer)
James L. Colbert

/s/  D. E. Mundell                      Chairman of the Board                  December 6, 2000
-------------------------------------
D. E. Mundell

/s/  John G. McDonald                   Director                               December 6, 2000
-------------------------------------
John G. McDonald

/s/  Wayne R. Moon                      Director                               December 6, 2000
-------------------------------------
Wayne R. Moon

/s/  Elizabeth E. Tallett               Director                               December 6, 2000
-------------------------------------
Elizabeth E. Tallett

                                  EXHIBIT INDEX

       Set forth below is a list of exhibits that are being filed or incorporated by reference into this Report:


EXHIBIT NO.                DESCRIPTION
-----------                -----------
       2.1    Amended and Restated Distribution Agreement, dated as of January 14, 1999, among Varian Associates, Inc., Varian
              Semiconductor Equipment Associates, Inc. and Varian, Inc. (incorporated herein by reference to Exhibit 2.1 of the registrant's Form 10-Q for the quarter ended April 2, 1999).**
       3.1    Restated Certificate of Incorporation of Varian, Inc. (incorporated herein by reference to Exhibits 3.1 and 3.2 of the registrant's Form 10-Q for the quarter ended April 2, 1999).
       3.2    By-Laws of Varian, Inc. (incorporated herein by reference to Exhibit 3.3 of the registrant's Form 10-Q for the quarter ended April 2, 1999).
       4.1    Specimen Common Stock certificate (incorporated herein by reference to Exhibit 4.1 of the registrant's Form 10/A filed on March 8, 1999).
       4.2    Rights Agreement, dated as of February 18, 1999, between Varian, Inc. and First Chicago Trust Company of New York, as
              Rights Agent (incorporated herein by reference to Exhibit 4.2 of the registrant's Form 10/A filed on March 8, 1999).
      10.1    Employee Benefits Allocation Agreement, dated as of April 2, 1999, among Varian Associates, Inc., Varian Semiconductor
              Equipment Associates, Inc. and Varian, Inc. (incorporated herein by reference to Exhibit 10.1 of the registrant's Form
              10-Q for the quarter ended April 2, 1999).**
      10.2    Intellectual Property Agreement, dated as of April 2, 1999, among Varian Associates, Inc., Varian Semiconductor
              Equipment Associates, Inc. and Varian, Inc. (incorporated herein by reference to Exhibit 10.2 of the registrant's Form
              10-Q for the quarter ended April 2, 1999).**
      10.3    Tax Sharing Agreement, dated as of April 2, 1999, among Varian Associates, Inc., Varian Semiconductor Equipment
              Associates, Inc. and Varian, Inc. (incorporated herein by reference to Exhibit 10.3 of the registrant's Form 10-Q for the quarter ended April 2, 1999).**
      10.4    Transition Services Agreement, dated as of April 2, 1999, among Varian Associates, Inc., Varian Semiconductor
              Equipment Associates, Inc. and Varian, Inc. (incorporated herein by reference to Exhibit 10.4 of the registrant's
              Form 10-Q for the quarter ended April 2, 1999).**
      10.5    Varian, Inc. Amended and Restated Note Purchase and Private Shelf Agreement and Assumption dated as of April 2, 1999
              (incorporated herein by reference to Exhibit 10.6 of the registrant's Form 10-Q for the quarter ended April 2,
              1999).**
      10.6*   Varian, Inc. Omnibus Stock Plan (incorporated herein by reference to Exhibit 10.9 of the registrant's Form 10 filed on
              February 12, 1999).
      10.7*   Varian, Inc. Management Incentive Plan (incorporated herein by reference to Exhibit 10.10 of the registrant's
              Form 10/A filed on February 12, 1999).
      10.8*   Amended and Restated Varian, Inc. Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10.8 of the registrant's Form 10-K for the year ended October 1, 1999).
      10.9    Form of Indemnity Agreement between Varian, Inc. and its Directors and Officers (incorporated herein by reference to
              Exhibit 10.8 of the registrant's Form 10/A filed on March 8, 1999).
     10.10*   Amended and Restated Change in Control Agreement, dated as of April 2, 1999, between Varian, Inc. and Allen J. Lauer
              (incorporated herein by reference to Exhibit 10.10 of the registrant's Form 10-K for the year ended October 1, 1999).
     10.11*   Amended and Restated Change in Control Agreement, dated as of April 2, 1999, between Varian, Inc. and Arthur W. Homan
              (incorporated herein by reference to Exhibit 10.11 of the registrant's Form 10-K for the year ended October 1, 1999).
     10.12*   Form of Amended and Restated Change in Control Agreement between Varian, Inc. and Garry W. Rogerson and Raymond J.
              Shaw (incorporated herein by reference to Exhibit 10.7 of the registrant's Form 10/A filed on March 8, 1999).
     10.13*   Change in Control Agreement, dated as of April 16, 1999, between Varian, Inc. and G. Edward McClammy (incorporated herein by reference to Exhibit 10.1 of the registrant's Form 10-Q for the quarter ended July 2, 1999).



     10.14*   Change in Control Agreement, dated as of April 2, 1999, between Varian, Inc. and James L. Colbert (incorporated herein by reference to Exhibit 10.2 of the registrant's Form 10-Q for the quarter ended July 2, 1999).
     10.15*   Description of Certain Compensatory Arrangements Between Registrant and Executive Officers (incorporated herein by reference to Exhibit 10.3 of the registrant's Form 10-Q for the quarter ended July 2, 1999).
     10.16*   Description of Certain Compensatory Arrangement Between Registrant and G. Edward McClammy (incorporated herein by reference to Exhibit 10.16 of the registrant's Form 10-K for the year ended October 1, 1999).
     10.17*   Description of Certain Compensatory Arrangements Between Registrant and Non-Employee Directors (incorporated herein by reference to Exhibit 10.17 of the registrant's Form 10-K for the year ended October 1, 1999).
     10.18*   Varian, Inc. Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.1 of the registrant's
              Form 10-Q for the quarter ended March 31, 2000).
     10.19*   Amended and Restated Change in Control Agreement, dated as of February 25, 2000, between Varian, Inc. and Sergio Piras
              (incorporated herein by reference to Exhibit 10.2 of the registrant's Form 10-Q for the quarter ended March 31, 2000).
     10.20*   Amended and Restated Change in Control Agreement, dated as of February 25, 2000, between Varian, Inc. and
              C. Wilson Rudd (incorporated herein by reference to Exhibit 10.3 of the registrant's Form 10-Q for the quarter ended
              March 31, 2000).
     10.21*   Description of Certain Compensatory Arrangements Between Varian S.p.A. and Sergio Piras.
     18.1     Preferability letter regarding inventory accounting principle change.
       21     Subsidiaries of the Registrant.
       23     Consent of Independent Accountants.
      27.1    Financial Data Schedule for the fiscal year ended September 29, 2000 (EDGAR filing only).

--------------
    * Management contract or compensatory plan or arrangement.
   ** Certain exhibits and schedules omitted.

                      VARIAN, INC. AND SUBSIDIARY COMPANIES

                           ANNUAL REPORT ON FORM 10-K

             INDEX OF CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

       The following consolidated financial statements of the registrant and its subsidiaries are required to be included in Item 8:


                                                                                               Page
                                                                                               ----
   Report of Independent Accountants.........................................................  F-2
   Consolidated Statements of Earnings for fiscal years 2000, 1999, and 1998.................  F-3
   Consolidated Balance Sheets at fiscal year-end 2000 and 1999..............................  F-4
   Consolidated Statements of Stockholders' Equity for fiscal years 2000, 1999, and 1998.....  F-5
   Consolidated Statements of Cash Flows for fiscal years 2000, 1999, and 1998...............  F-6
   Notes to the Consolidated Financial Statements............................................  F-7

       The following consolidated financial statement schedule of the registrant and its subsidiaries for fiscal years 2000, 1999, and 1998 is filed as a part of this Report as required to be included in Item 14(a) and should be read in conjunction with the Consolidated Financial Statements of the registrant and its subsidiaries:


Schedule                                                                                       Page
--------                                                                                       ----
II             Valuation and Qualifying Accounts                                               F-23

       All other required schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the consolidated financial statements or the notes thereto.

                      VARIAN, INC. AND SUBSIDIARY COMPANIES
                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Varian, Inc.:

       In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Varian, Inc. and its subsidiaries at September 29, 2000 and October 1, 1999, and the results of their operations and their cash flows for each of the three years in the period ended September 29, 2000, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

       As discussed in Note 4 to the consolidated financial statements, the Company changed its method of accounting for inventory in fiscal 2000.



/s/  PricewaterhouseCoopers LLP
------------------------------------------------------
PricewaterhouseCoopers LLP

San Jose, California
October 26, 2000

                      VARIAN, INC. AND SUBSIDIARY COMPANIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                      FISCAL YEARS
                                                                        -----------------------------------------
                                                                           2000          1999           1998
                                                                        -----------  -------------  -------------
                                                                                     RESTATED (1)   RESTATED (1)
SALES................................................................   $  704,440   $    598,887   $    557,770
Cost of sales........................................................      438,164        374,246        336,687
                                                                        -----------  -------------  -------------
GROSS PROFIT.........................................................      266,276        224,641        221,083
                                                                        -----------  -------------  -------------
OPERATING EXPENSES
Sales and marketing..................................................      123,002        124,597        113,854
Research and development.............................................       31,806         31,554         29,620
General and administrative...........................................       37,934         41,843         39,456
Purchased in-process research and development........................          980             --             --
Restructuring charges................................................           --         10,974             --
                                                                        -----------  -------------  -------------
TOTAL OPERATING EXPENSES.............................................      193,722        208,968        182,930
                                                                        -----------  -------------  -------------
OPERATING EARNINGS...................................................       72,554         15,673         38,153
Interest expense (income), net.......................................        1,787          2,018           (711)
                                                                        -----------  -------------  -------------
EARNINGS BEFORE INCOME TAXES.........................................       70,767         13,655         38,864
Income tax expense...................................................       27,982          6,076         15,615
                                                                        -----------  -------------  -------------
NET EARNINGS.........................................................   $   42,785   $      7,579   $     23,249
                                                                        ===========  =============  =============
NET EARNINGS PER SHARE:
   Basic.............................................................   $     1.35   $       0.25   $       0.76
                                                                        ===========  =============  =============
   Diluted...........................................................   $     1.26   $       0.24   $       0.76
                                                                        ===========  =============  =============
SHARES USED IN PER SHARE CALCULATIONS:
   Basic.............................................................       31,742         30,442         30,423
                                                                        ===========  =============  =============
   Diluted...........................................................       33,853         31,121         30,587
                                                                        ===========  =============  =============

--------------
  (1) Certain amounts prior to fiscal year 2000 have been restated to reflect the Company's change from the LIFO method to the Average Cost method of accounting for inventories. This change had no impact on diluted net earnings per share for fiscal year 1999 and resulted in a reduction of $.01 for fiscal year 1998.

        See Accompanying Notes to the Consolidated Financial Statements.

                      VARIAN, INC. AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PAR VALUE AMOUNTS)


                                                                                            FISCAL YEARS
                                                                                    -----------------------------
                                                                                        2000            1999
                                                                                    --------------  -------------
                                                                                                    RESTATED (1)
ASSETS
CURRENT ASSETS
   Cash and cash equivalents.....................................................   $      39,708   $     23,348
   Accounts receivable, net......................................................         168,513        151,437
   Inventories...................................................................         105,450         80,997
   Deferred taxes................................................................          21,044         20,481
   Other current assets..........................................................          10,734          8,405
                                                                                    --------------  -------------
   TOTAL CURRENT ASSETS..........................................................         345,449        284,668
PROPERTY, PLANT AND EQUIPMENT, NET...............................................          80,632         83,654
OTHER ASSETS.....................................................................          86,238         66,090
                                                                                    --------------  -------------
TOTAL ASSETS.....................................................................   $     512,319   $    434,412
                                                                                    ==============  =============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Current portion of long-term debt.............................................   $       6,384   $      6,717
   Accounts payable..............................................................          52,193         40,442
   Accrued liabilities...........................................................         133,825        116,128
                                                                                    --------------  -------------
   TOTAL CURRENT LIABILITIES.....................................................         192,402        163,287
LONG-TERM DEBT...................................................................          45,516         51,221
DEFERRED TAXES...................................................................           6,669          8,453
OTHER LIABILITIES................................................................          11,626          7,453
                                                                                    --------------  -------------
TOTAL LIABILITIES................................................................         256,213        230,414
                                                                                    --------------  -------------
COMMITMENTS AND CONTINGENCIES (NOTES 13 AND 18)..................................
STOCKHOLDERS' EQUITY
   Preferred stock--par value $.01, authorized--1,000,000
     shares; issued--none........................................................              --             --
   Common stock--par value $.01, authorized--99,000,000
     shares; issued and outstanding--32,834,000 shares at
     September 29, 2000 and 30,563,094 shares at October 1, 1999.................         222,838        190,839
   Retained earnings.............................................................          55,944         13,159
   Other comprehensive loss......................................................         (22,676)            --
                                                                                    --------------  -------------
   TOTAL STOCKHOLDERS' EQUITY....................................................         256,106        203,998
                                                                                    --------------  -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.......................................   $     512,319   $    434,412
                                                                                    ==============  =============

--------------
  (1) Certain amounts prior to fiscal year 2000 have been restated to reflect the Company's change from the LIFO method to the Average Cost method of accounting for inventories.

        See Accompanying Notes to the Consolidated Financial Statements.

                      VARIAN, INC. AND SUBSIDIARY COMPANIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)



                                    COMMON STOCK                                   TREASURY       OTHER
                                 -------------------    RETAINED     DIVISIONAL     STOCK AT   COMPREHENSIVE
                                 SHARES    AMOUNT       EARNINGS      EQUITY         COST          LOSS          TOTAL
                                 -------- ----------   ------------ ------------   ---------   -------------   -----------
                                           RESTATED(1)  RESTATED     RESTATED                                   RESTATED
                                                         (1)          (1)                                       (1)
BALANCE, FISCAL YEAR-END 1997..       --  $      --     $     --     $212,560       $  --       $      --      $212,560
Net transfers from Varian
   Associates, Inc.............       --         --           --       16,743          --              --        16,743
Net earnings...................       --         --           --       23,249          --              --        23,249
                                 -------- ---------- ------------ ------------   ---------   -------------   -----------
BALANCE, FISCAL YEAR-END 1998..       --         --           --      252,552          --              --       252,552
Net transfers to Varian
   Associates, Inc. and Varian
   Medical Systems, Inc. (VMS).       --         --           --      (57,293)         --             --       (57,293)
Distribution of Common Stock
   to Varian Associates, Inc.
   stockholders................   30,423    189,679           --     (189,679)         --              --            --
Issuance of common stock.......      140      1,160           --           --          --              --         1,160
Net earnings...................       --         --       13,159       (5,580)         --              --         7,579
                                 -------- ---------- ------------ ------------   ---------   -------------   -----------
BALANCE, FISCAL YEAR-END 1999..   30,563    190,839       13,159           --          --              --       203,998
Net transfers from VMS.........       --      1,095           --           --          --              --         1,095
Issuance of common stock.......    2,544     28,575           --           --          --              --        28,575
Tax benefits from stock option
   plans.......................       --     12,025           --           --          --              --        12,025
Purchase of common stock.......       --         --           --           --      (9,696)             --        (9,696)
Retirement of treasury stock...     (273)    (9,696)          --           --       9,696              --            --
Currency translation adjustment       --         --           --           --          --         (22,676)      (22,676)
Net earnings...................       --         --       42,785           --          --              --        42,785
                                 -------- ---------- ------------ ------------   ---------   -------------   -----------
BALANCE, FISCAL YEAR-END 2000..   32,834  $ 222,838  $    55,944  $        --    $     --    $    (22,676)   $  256,106
                                 ======== ========== ============ ============   =========   =============   ===========

--------------
  (1) Certain amounts prior to fiscal year 2000 have been restated to reflect the Company's change from the LIFO method to the Average Cost method of accounting for inventories.

        See Accompanying Notes to the Consolidated Financial Statements.

                      VARIAN, INC. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                     FISCAL YEARS
                                                                       -----------------------------------------
                                                                           2000           1999          1998
                                                                       -------------  -------------  -----------
                                                                                      RESTATED (1)   RESTATED

                                                                                                        (1)
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings.........................................................  $     42,785   $      7,579   $   23,249
Adjustments to reconcile net earnings to net cash provided by operating activities
   Depreciation and amortization.....................................        17,709         17,699       17,541
   (Gain) loss on disposition of property, plant, and equipment......           (33)           687           --
   Purchased in-process research and development.....................           980             --           --
   Tax benefit from stock option deductions..........................        12,025             --           --
   Deferred taxes....................................................        (2,347)        (1,546)      (2,346)
   Changes in assets and liabilities
     Accounts receivable, net........................................       (23,214)        (7,601)       2,063
     Inventories.....................................................       (20,455)         4,489         (969)
     Other current assets............................................        (2,391)        (3,666)         564
     Accounts payable................................................        12,712          6,122       (9,012)
     Accrued liabilities.............................................        20,572           (870)      (2,916)
     Other liabilities...............................................         4,766            591          617
     Other...........................................................        (1,337)          (819)       8,531
                                                                       -------------  -------------  -----------
Net cash provided by operating activities............................        61,772         22,665       37,322
                                                                       -------------  -------------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sale of property, plant, and equipment.................           479            245           --
Purchase of property, plant, and equipment...........................       (21,610)       (15,028)     (19,358)
Purchase of businesses, net of cash acquired.........................       (32,774)            --      (34,707)
                                                                       -------------  -------------  -----------
Net cash used in investing activities................................       (53,905)       (14,783)     (54,065)
                                                                       -------------  -------------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES

Net payment of short-term and long-term debt.........................        (5,682)       (13,536)          --
Purchase of common stock.............................................        (9,696)            --           --
Issuance of common stock.............................................        28,575          1,160           --
Net transfers (to) from Varian Associates, Inc. and Varian Medical
   Systems, Inc......................................................        (1,191)        27,842       16,743
                                                                       -------------  -------------  -----------
Net cash provided by financing activities............................        12,006         15,466       16,743
                                                                       -------------  -------------  -----------
Effects of exchange rate changes on cash.............................        (3,513)            --           --
Net increase in cash and cash equivalents............................        16,360         23,348           --
Cash and cash equivalents at beginning of period.....................        23,348             --           --
                                                                       -------------  -------------  -----------
Cash and cash equivalents at end of period...........................  $     39,708   $     23,348   $       --
                                                                       =============  =============  ===========
NON-CASH INVESTING AND FINANCING ACTIVITIES

Debt assumed/transferred from Varian Associates, Inc.................  $         --   $     71,465   $       --
Transfer of property, plant, and equipment...........................  $         --   $      9,900   $       --
SUPPLEMENTAL CASH FLOW INFORMATION

Income taxes paid....................................................  $     10,637   $     11,210   $       --
Interest paid........................................................  $      3,714   $      1,881   $       --

--------------
  (1) Certain amounts prior to fiscal year 2000 have been restated to reflect the Company's change from the LIFO method to the Average Cost method of accounting for inventories.

        See Accompanying Notes to the Consolidated Financial Statements.

                      VARIAN, INC. AND SUBSIDIARY COMPANIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.       DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

       The consolidated financial statements generally reflect the Company's results of operations and cash flows for the year ended September 29, 2000 and for the six-month period ended October 1, 1999. The interim consolidated financial results for the six months ended April 2, 1999 were carved out from the interim financial statements of VAI using the historical results of operations of IB and include the accounts of IB after elimination of inter-business balances and transactions. The consolidated financial statements also include allocations of certain VAI corporate expenses (including legal, accounting, employee benefits, insurance services, information technology services, treasury, and other corporate overhead) to IB. These amounts have been allocated to IB on the basis that is considered by management to reflect most fairly or reasonably the utilization of the services provided to or the benefit obtained by IB. Typical measures and activity indicators used for allocation purposes include headcount, sales revenue, and payroll expense. The Company's management believes that the methods used to allocate these amounts are reasonable. However, these allocations are not necessarily indicative of the amounts that would have been or that will be recorded by the Company on a stand-alone basis.

NOTE 2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       FISCAL YEAR. The Company's fiscal years reported are the 52- or 53-week periods, which ended on the Friday nearest September 30. Fiscal year 2000 comprises the 52-week period ended on September 29, 2000. Fiscal year 1999 comprises the 52-week period ended on October 1, 1999. Fiscal year 1998 comprises the 53-week period ended on October 2, 1998.

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

       REVENUE RECOGNITION. Sales and related costs of sales are recognized when persuasive evidence of an arrangement exists, delivery has occurred, fee is fixed or determinable, and collectibility is probable. The Company's products are generally subject to warranties, and the Company provides for the estimated future costs of repair, replacement, or customer accommodation in costs of sales. Service revenue, which is less than 10% of the net sales in fiscal years 2000, 1999, and 1998, is recognized ratably over the period of the related contract.

       FOREIGN CURRENCY TRANSLATION. Effective October 2, 1999, the Company changed its functional currency to the local currency (see Note 5). The functional currencies of the Company's operations are

                      VARIAN, INC. AND SUBSIDIARY COMPANIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

primarily the U.S. dollar, and to a lesser extent the Euro, Australian dollar, Japanese yen, and various other currencies. Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at exchange rates at the end of the fiscal year and income and expense items are translated at effective rates of exchange prevailing during the year. Translation gains and losses are deferred and included in the cumulative translation adjustment component of other comprehensive income. Gains and losses arising from transactions denominated in currencies other than a subsidiary's functional currency are reflected in general and administrative expenses and amounted to $0.6 million during fiscal year 2000. During fiscal years 1999 and 1998, exchange gains and losses were $2.4 million, and $2.0 million, respectively, resulting from the remeasurement of monetary assets and liabilities into the U.S. dollar.

       CONCENTRATION OF CREDIT RISK. Financial instruments that potentially subject the Company to concentrations of credit risk comprise cash and cash equivalents, trade accounts receivable, and forward exchange contracts. The Company invests primarily in short-term U.S. Treasury securities. The Company sells its products and extends trade credit to a large number of customers, who are dispersed across many different industries and geographies. The Company performs ongoing credit evaluations of these customers and generally does not require collateral from them. Trade accounts receivable include allowances for doubtful accounts for fiscal years 2000 and 1999 of $1.8 million and $1.8 million, respectively. The Company seeks to minimize credit risk relating to forward exchange contracts by limiting its counter-parties to major financial institutions.

       CASH AND CASH EQUIVALENTS. The Company considers currency on hand, demand deposits, and all highly liquid debt securities with an original maturity of three months or less to be cash and cash equivalents. Fair value of cash, cash equivalents, and short-term investments approximate cost due to the short period of time to maturity.

       INVENTORIES. Inventories are stated at the lower of cost or market. Cost is computed on an average cost basis. Provisions are made for potentially excess or slow moving inventories.

       PROPERTY, PLANT, AND EQUIPMENT. Property, plant, and equipment are stated at cost. Major improvements are capitalized, while maintenance and repairs are expensed currently. Plant and equipment are depreciated over their estimated useful lives using the straight-line method for financial reporting purposes and accelerated methods for tax purposes. Machinery and equipment lives vary from three to 10 years, and buildings are depreciated from 20 to 40 years. Leasehold improvements are amortized using the straight-line method over their estimated useful lives, or the remaining term of the lease, whichever is less. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation are removed from the accounts.

       OTHER ASSETS. Goodwill and other identifiable intangible assets are amortized on a straight-line basis over periods ranging from 5 to 40 years.

       RESEARCH AND DEVELOPMENT. Company-sponsored research and development costs related to both present and future products are expensed currently.

       RECENT ACCOUNTING PRONOUNCEMENTS. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities," which was amended by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS 133 and SFAS 138 require derivatives to be measured at fair value and to be recorded as assets or liabilities on the balance sheet. The accounting for gains or losses resulting from changes in the fair values of those derivatives would be dependent upon the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 and SFAS 138 are effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company will adopt SFAS 133 and SFAS 138 in the first quarter of fiscal year 2001. The Company does not believe the implementation of SFAS 133 and SFAS 138 will have a material effect on its financial statements.

       In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the Securities and Exchange Commission. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures

                      VARIAN, INC. AND SUBSIDIARY COMPANIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

related to revenue recognition policies. SAB 101 is effective no later than the fourth quarter of fiscal years beginning after December 15, 1999, and requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion 20, "Accounting Changes." In October 2000, the Securities and Exchange Commission issued SAB 101 Frequently Asked Questions and Answers, which the Company is utilizing to determine the impact that adoption will have on its consolidated financial statements.

NOTE 3.       BALANCE SHEET DETAIL (IN THOUSANDS)


                                                                                             FISCAL YEARS
                                                                                      ---------------------------
                                                                                          2000          1999
                                                                                      -------------  ------------
                                                                                                      RESTATED
INVENTORIES
Raw materials and parts............................................................   $     55,649   $    44,640
Work in process....................................................................         10,912         5,487
Finished goods.....................................................................         38,889        30,870
                                                                                      -------------  ------------
                                                                                      $    105,450   $    80,997
                                                                                      =============  ============
PROPERTY, PLANT, AND EQUIPMENT
Land and land improvements.........................................................   $      4,720   $     4,942
Buildings..........................................................................         62,698        63,202
Machinery and equipment............................................................        123,590       124,620
Construction in progress...........................................................          6,339         3,584
                                                                                      -------------  ------------
                                                                                           197,347       196,348
Less: accumulated depreciation.....................................................        116,715       112,694
                                                                                      -------------  ------------
Property, plant, and equipment, net................................................   $     80,632   $    83,654
                                                                                      =============  ============
OTHER ASSETS
Net goodwill.......................................................................   $     80,478   $    59,653
Other..............................................................................          5,760         6,437
                                                                                      -------------  ------------
                                                                                      $     86,238   $    66,090
                                                                                      =============  ============
ACCRUED LIABILITIES
Payroll and employee benefits......................................................   $     34,294   $    33,394
Income taxes.......................................................................         21,511        14,254
Deferred income....................................................................         15,862        15,899
Contract advances..................................................................         17,474         5,082
Insurance..........................................................................          6,191         7,609
Product warranty...................................................................          8,417         8,961
Other..............................................................................         30,076        30,929

                                                                                      -------------  ------------
                                                                                      $    133,825   $   116,128
                                                                                      =============  ============

                      VARIAN, INC. AND SUBSIDIARY COMPANIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 4.       CHANGE IN METHOD OF ACCOUNTING FOR INVENTORY

       The Company has accounted for all inventories using the average cost method beginning July 1, 2000, whereas in all prior years, certain inventories maintained in the U.S. were valued using the last-in, first-out (LIFO) method. The new method of accounting for inventory was adopted because the Company believes the average cost method of accounting for inventory will result in more consistent matching of product costs with revenues due to expected ongoing decreases in product costs and ongoing significant technological improvements in components. The financial statements of prior years have been restated to apply the new method retroactively, and accordingly, retained earnings as of September 26, 1997 have been increased by $9.3 million to reflect the restatement. The effect of the accounting change on net income and earnings per share as previously reported for the fiscal years ended October 1, 1999 and October 2, 1998 is as follows (in thousands, except per share amounts):


                                                                                            1999         1998
                                                                                          ----------  -----------
Net income:
   As previously reported..............................................................   $   7,328   $   23,428
   Effect of change in accounting for inventories, net of income taxes.................         251         (179)
                                                                                          ----------  -----------
   As adjusted.........................................................................   $   7,579   $   23,249
                                                                                          ==========  ===========

Basic earnings per share:
   As previously reported..............................................................   $    0.24   $     0.77
   Effect of change in accounting for inventories, net of income taxes.................        0.01        (0.01)
                                                                                          ----------  -----------
   As adjusted.........................................................................   $    0.25   $     0.76
                                                                                          ==========  ===========

Diluted earnings per share:
   As previously reported..............................................................   $    0.24   $     0.77
   Effect of change in accounting for inventories, net of income taxes.................          --        (0.01)
                                                                                          ----------  -----------
   As adjusted.........................................................................   $    0.24   $     0.76
                                                                                          ==========  ===========

NOTE 5.       CHANGE IN FUNCTIONAL CURRENCY

       Statement of Financial Accounting Standards ("SFAS") 52 sets forth guidelines for determining the functional currency to be used for financial reporting. Subsequent to becoming independent from VAI, the Company made certain changes in the way it conducts business internationally. A majority of business transactions are now conducted in the local currencies of the respective subsidiaries. Accordingly, effective October 2, 1999, the Company changed its functional currency from the U.S. dollar to the local currencies of the respective subsidiaries as prescribed by SFAS 52. Under SFAS 52, when the local currencies are determined to be the functional currency, assets and liabilities are translated using current exchange rates at the balance sheet date, and income and expense accounts are translated at average exchange rates in effect during the period. Translation of assets and liabilities at a current exchange rate results in periodic translation gains and losses that are recorded in stockholders' equity as a component of other comprehensive income. Upon adopting a local currency functional currency, the Company recorded an initial translation loss of $6.6 million in the cumulative translation adjustment component of other comprehensive income (see Note 9). This loss principally related to translating property, plant, and equipment at current exchange rates versus the historical exchange rates previously used.

NOTE 6.       FORWARD EXCHANGE CONTRACTS

       The Company enters into forward exchange contracts to mitigate the effects of operational (firm sales order and purchase commitments) and monetary asset and liability exposures to fluctuations in foreign currency exchange rates. The Company does not enter into forward exchange contracts for trading purposes. When the Company's forward exchange contracts hedge operational exposure, the effects of movements in currency exchange rates on these instruments are recognized in income when the related revenues and expenses are recognized. All forward exchange contracts hedging operational exposure are designated and highly effective as hedges. The critical terms of all forward exchange contracts hedging operational exposure and of the forecasted transactions being hedged are substantially identical. Accordingly, the Company expects that changes in the fair value or cash flows of the hedging instruments

                      VARIAN, INC. AND SUBSIDIARY COMPANIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

and the hedged transactions (for the risk that is being hedged) will completely offset at the hedge's inception and on an ongoing basis. Gains and losses related to hedges of operational exposures are deferred and are recognized in income or as adjustments of carrying amounts when the hedged transaction occurs. Any deferred gains or losses are included in accrued expenses in the balance sheet. If a hedging instrument is sold or terminated prior to maturity, gains and losses continue to be deferred until the hedged item is recognized in income. If a hedging instrument ceases to qualify as a hedge, any subsequent gains and losses are recognized in income.

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

       The Company's forward exchange contracts generally range from one to 12 months in original maturity. Forward exchange contracts outstanding as of September 29, 2000 that hedge the balance sheet and certain purchase commitments were effective September 29, 2000, and accordingly there were no significant unrealized gains or losses associated with such contracts and the fair value of these contracts approximates their notional values. Forward exchange contracts that were outstanding as of September 29, 2000 are summarized as follows:

                                                   NOTIONAL   NOTIONAL
                                                    VALUE      VALUE
                                                     SOLD     PURCHASED
                                                  ---------- -----------
                                                     (IN THOUSANDS)
Australian Dollar..............................   $      --  $   25,195
Japanese Yen...................................      19,320          --
Euro...........................................          --      14,498
Canadian Dollar................................       5,016          --
British Pound..................................       3,313       3,091
                                                  ---------- -----------
                                                  ---------- -----------
   Total.......................................   $  27,649  $   42,784
                                                  ========== ===========

NOTE 7.       ACQUISITIONS

       In August 2000, the Company acquired all of the outstanding common stock of VanKel Technology Group, Inc. ("VanKel") for $25.7 million in cash and the extinguishment of debt. VanKel is a leading supplier of dissolution testing equipment and laboratory services for pharmaceutical applications in the United States. This acquisition has been accounted for under the purchase method; accordingly, the Company's combined operating results include 100% of the operating results of VanKel subsequent to the acquisition date. The Company is amortizing acquired goodwill of $18.6 million over 20 years and other purchased intangibles of $4.0 million over 5 to 20 years using the straight line method. In addition, the Company recorded a one-time charge of $1.0 million for acquired in-process research and development in the quarter ended September 29, 2000. At the time of the acquisition, research and development of several dissolution products and related projects were in process. The percentage of completion for these products ranged from 50% to 80%. The percentage of completion for each project was determined using estimates of effort, value added, and degree of difficulty of the portion of each project completed as of the acquisition date, as compared to the remaining research and development needed to bring each project to technical feasibility. An internal appraisal was performed which used the income approach to determine the fair value of the VanKel business and its identifiable assets, including the portion of the purchase price attributed to the in-process research and development. The income approach includes an analysis of the markets, completion costs, cash flows, other required assets, contributions made by core technology, and risks associated with achieving such cash flows. A 15-25% risk-adjusted discount rate was applied to the projects' cash flows to determine the present value of the intangible assets including the in-process research and development.

       In July 1998, the Company acquired all of the outstanding common stock of Chrompack International B.V ("Chrompack") for approximately $28.9 million in cash and the extinguishment of debt.

                      VARIAN, INC. AND SUBSIDIARY COMPANIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

       In October 1996, the Company acquired the principal assets and properties of the high performance liquid chromatography and columns business of Rainin Instrument Company, Inc. ("Rainin") for approximately $24.0 million. This acquisition has been accounted for under the purchase method; accordingly, the Company's combined operating results include 100 % of the operating results of Rainin subsequent to the acquisition date. The Company is amortizing acquired goodwill of $21.7 million over 40 years using the straight line method.

       Pro forma sales, earnings from operations, net earnings, and net earnings per share have not been presented because the effects of these acquisitions were not material on either an individual or an aggregated basis.

NOTE 8.       NET EARNINGS PER SHARE

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

       For the fiscal years ended September 29, 2000 and October 1, 1999, options to purchase 28,392 and 1,150,738, respectively, potential common stock shares with exercise prices greater than the weighted-average market value of such common stock were excluded from the calculation of diluted earnings per share. For the fiscal year ended October 2, 1998, options to purchase 3,030,355 potential common stock shares with exercise prices greater than the market value on April 2, 1999 of such common stock were excluded from the calculation of diluted earnings per share.

       A reconciliation follows:

                                             2000          1999        1998
                                          ------------  -----------  ---------
                                                         RESTATED    RESTATED
                                         (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
BASIC
Net earnings...........................   $    42,785   $    7,579     23,249
Weighted average shares outstanding....        31,742       30,442     30,423
   Basic earnings per share............   $      1.35   $     0.25   $   0.76
                                          ============  ===========  =========
DILUTED
Net earnings...........................   $    42,785   $    7,579   $ 23,249
Weighted average shares outstanding....        31,742       30,442     30,423
Net effect of dilutive stock options...         2,111          679        164
                                          ------------  -----------  ---------
Total shares...........................        33,853       31,121     30,587
   Diluted earnings per share..........   $      1.26   $     0.24   $   0.76
                                          ============  ===========  =========

                      VARIAN, INC. AND SUBSIDIARY COMPANIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9.       COMPREHENSIVE INCOME

       Comprehensive income is comprised of net income and the currency translation adjustment. Comprehensive income was $20.1 million and $7.6 million for the fiscal years ended September 29, 2000 and October 1, 1999, respectively.

NOTE 10.      DEBT AND CREDIT FACILITIES

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

       As of September 29, 2000, the Company had $60.2 million in uncommitted credit facilities for working capital purposes. As of September 29, 2000, no amount was outstanding under these credit facilities. All of these credit facilities contain certain conditions and events of default customary for such facilities.

       The Company had $49.5 million in term loans as of September 29, 2000 and $55.5 million as of October 1, 1999. As of September 29, 2000 and October 1, 1999, fixed interest rates on the term loans ranged from 6.7% to 7.5%, and the weighted average interest rate on the term loans was 7.0%. The term loans contain certain covenants that limit future borrowings and the payment of cash dividends and require the maintenance of certain levels of working capital and operating results. For fiscal year 2000, the Company was in compliance with all restrictive covenants of the term loan agreements. The Company also had other long-term notes payable of $2.4 million with an interest rate of 1.0% as of September 29, 2000, and $2.4 million with an interest rate of 2.3% as of October 1, 1999.

       Future principal payments on long-term debt outstanding on September 29, 2000 will be $6.4 million, $6.4 million, $3.4 million, $3.2 million, $2.5 million, and $30.0 million during fiscal years 2001, 2002, 2003, 2004, 2005, and thereafter, respectively.

       Based upon rates currently available to the Company for debt with similar terms and remaining maturities, the carrying amounts of long-term debt and notes payable approximate estimated fair value.

NOTE 11.      STOCK OPTION AND PURCHASE PLANS

       Effective April 2, 1999, the Company adopted the Omnibus Stock Plan (the "Plan") under which shares of common stock can be issued to officers, directors, consultants, and key employees. The maximum number of shares of the Company common stock available for awards under the Plan is 4,200,000 plus such number of shares as were granted in substitution for other options in connection with the Distribution.

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

                      VARIAN, INC. AND SUBSIDIARY COMPANIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

exercisable in cumulative installments of one-third each year commencing one year following the date of grant.

       In connection with the Distribution, certain holders of options to purchase shares of VAI common stock received replacement options from the Company to purchase shares of the Company's common stock. Effective April 2, 1999, the Company granted such replacement options to purchase 4,299,639 shares of the Company's common stock with an average exercise price of $11.16 per share. Subsequent to April 2, 1999, replacement options to purchase an additional 187,934 shares were granted, of which 175,898 shares were granted during the fiscal year ended September 29, 2000. This brings the total options granted in connection with the Distribution to 4,487,573 shares. Such stock options vest over the same vesting periods as the original VAI stock options, typically three years, and have the same expiration dates as the original VAI stock options.

       At September 29, 2000, options with respect to 1,785,352 shares were available for grant under the plan.

OPTION ACTIVITY UNDER THE PLAN


                                                                  2000                          1999
                                                       ---------------------------  -----------------------------
                                                                      WEIGHTED                       WEIGHTED
                                                                      AVERAGE                        AVERAGE
                                                        SHARES     EXERCISE PRICE     SHARES      EXERCISE PRICE
                                                       ----------  ---------------  ------------  ---------------
                                                                (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Outstanding at beginning of fiscal year.............       5,687   $        10.81         4,300(1) $        11.16
Granted.............................................         921   $        22.11         1,571    $         9.65
Exercised...........................................      (2,505)  $        10.50          (140)   $         8.27
Cancelled or expired................................         (33)  $        15.05           (44)   $        13.34
                                                       ----------  ---------------  ------------   ---------------
Outstanding at end of fiscal year...................       4,070   $        13.51         5,687    $        10.81
                                                       ==========  ===============  ============   ===============
Shares exercisable at end of fiscal year............       2,175   $        11.63         3,401    $        10.72
                                                       ==========  ===============  ============   ===============
------------
(1)  As of April 2, 1999.


OUTSTANDING AND EXERCISABLE OPTIONS AT SEPTEMBER 29, 2000

                                           OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                          ------------------------------------------------------   -----------------------------
                                                                                                      WEIGHTED
                                             WEIGHTED AVERAGE       WEIGHTED                          AVERAGE
      RANGE OF                                  REMAINING           AVERAGE                           EXERCISE
   EXERCISE PRICES            SHARES        CONTRACTUAL LIFE    EXERCISE PRICE         SHARES          PRICE
-----------------------   ----------------  ------------------  ----------------   ----------------  -----------
                          (IN THOUSANDS)       (IN YEARS)                          (IN THOUSANDS)
$ 4.09-$ 8.77.........                259                 1.9   $          8.24                259   $     8.24
$ 8.80-$ 9.50.........              1,354                 8.5   $          9.49                447   $     9.48
$ 9.60-$ 11.84........                911                 5.0   $         11.77                908   $    11.77
$11.84-$ 14.61........                823                 6.4   $         14.09                540   $    14.07
$14.93-$ 54.94........                723                 9.2   $         24.48                 21   $    30.79
                          ----------------  ------------------  ----------------   ----------------  -----------
Total.................              4,070                 7.0   $         13.51              2,175   $    11.63
                          ================  ==================  ================   ================  ===========

       During the second quarter of fiscal year 2000, the Company's Board of Directors approved an Employee Stock Purchase Plan (the "ESPP") for which the Company set aside 1,200,000 shares of common stock for issuance. Beginning with the first enrollment date of April 3, 2000, eligible Company employees may set aside for purchases under the ESPP between 1% and 10% of eligible compensation through payroll deductions. The participants' purchase price is the lower of 85% of the stock's market value on the enrollment date or 85% of the stock's market value on the purchase date. Enrollment dates occur every six months and purchase dates occur each quarter.

       During fiscal year 2000, employees purchased 38,965 shares for $1.3 million. As of September 29, 2000, a total of 1,161,035 shares remained available for issuance under the ESPP.

                      VARIAN, INC. AND SUBSIDIARY COMPANIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

       The Company has adopted the pro forma disclosure provisions of Statement of Financial Accounting Standards ("SFAS") 123, "Accounting for Stock-Based Compensation." Accordingly, the Company applies Accounting Principles Board Opinion 25 and related Interpretations in accounting for its stock compensation plans. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS 123, net earnings and net earnings per share would have been reduced to the pro forma amounts shown below:

                                                       2000       1999
                                                     ----------  --------
                                                                 RESTATED
                                                     (IN THOUSANDS EXCEPT
                                                      PER SHARE AMOUNTS)
Net earnings......................................   $  39,660   $ 6,933
Net earnings per share:
   Basic..........................................   $    1.25   $  0.23
   Diluted........................................   $    1.17   $  0.22

       The presentation of pro forma net earnings and net earnings per share does not include the effects of options granted prior to April 2, 1999, and accordingly, is not representative of future pro forma calculations.

       The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                EMPLOYEE     EMPLOYEE
                                                 STOCK         STOCK
                                                OPTIONS     PURCHASE PLAN
                                              ------------- --------------
                                              2000   1999       2000
                                              ------ ------ --------------
Expected dividend yield.....................    0.0%   0.0%           0.0%
Risk-free interest rate.....................    5.9%   5.8%           6.2%
Expected volatility.........................     40%    30%            40%
Expected life (in years)....................    5.7    5.9            0.5

       The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

       The weighted average estimated fair value of employee stock options granted during the fiscal year ended September 29, 2000 was $11.68 per share and $3.95 per share during the six-month period ended October 1, 1999.

NOTE 12.      STOCK REPURCHASE PROGRAM

       The Company repurchases shares of its common stock under a program to manage the dilution created by shares issued under employee stock plans. During the second quarter of fiscal year 2000, the Company's Board of Directors authorized the Company to repurchase up to 1,000,000 shares of its common stock until September 28, 2001. The stock repurchases are limited by the amount of cash generated through stock option exercises since October 4, 1999 and sales of stock under the Company's Employee Stock Purchase Plan, plus the anticipated tax benefits to the Company from such exercises and sales.

       During the fiscal year ended September 29, 2000, the Company repurchased 272,500 shares, for an aggregate cost of $9.7 million. As of September 29, 2000, the Company had remaining authorization for future repurchases of 727,500 shares.

                      VARIAN, INC. AND SUBSIDIARY COMPANIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 13.      CONTINGENCIES

       ENVIRONMENTAL MATTERS The Company's operations are subject to various foreign, federal, state, and local laws regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. These regulations increase the costs and potential liabilities of the Company's operations. However, the Company does not currently anticipate that its compliance with these regulations will have a material effect upon the Company's capital expenditures, earnings, or competitive position.

       Under the Distribution Agreement, the Company and VSEA each agreed to indemnify VMS for one-third of certain environmental investigation and remediation costs (after adjusting for any insurance proceeds and tax benefits recognized or realized by VMS for such costs), as further described below.

       VMS has been named by the U.S. Environmental Protection Agency or third parties as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, at eight sites where VAI is alleged to have shipped manufacturing waste for recycling, treatment, or disposal. VMS is also involved in various stages of environmental investigation, monitoring and/or remediation under the direction of, or in consultation with, foreign, federal, state, and/or local agencies at certain current VMS or former VAI facilities, or is reimbursing third parties which are undertaking such investigation, monitoring and/or remediation activities.

       For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken. As of September 29, 2000, it was nonetheless estimated that the Company's share of the future exposure for environmental-related investigation and remediation costs for these sites and facilities ranged in the aggregate from $1.9 million to $5.1 million (without discounting to present value). The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 30 years as of September 29, 2000. No amount in the foregoing range of estimated future costs is believed to be more probable of being incurred than any other amount in such range, and the Company therefore accrued $1.9 million as of September 29, 2000.

       As to other sites and facilities, sufficient knowledge has been gained to be able to better estimate the scope and costs of future environmental activities. As of September 29, 2000, it was estimated that the Company's share of the future exposure for environmental-related investigation and remediation costs for these sites and facilities ranged in the aggregate from $8.1 million to $18.4 million (without discounting to present value). The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 30 years as of September 29, 2000. As to each of these sites and facilities, it was determined that a particular amount within the range of estimated costs was a better estimate of the future environmental liability than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. Together, these amounts totaled $12.7 million at September 29, 2000. The Company therefore accrued $6.3 million as of September 29, 2000, which represents the best estimate of its share of these future costs discounted at 4%, net of inflation. This accrual is in addition to the $1.9 million described in the preceding paragraph. At September 29, 2000, the Company's reserve for environmental liabilities, based upon future environmental-related costs estimated by the Company as of that date, was calculated as follows:



                                                                                                     TOTAL
                                                                    RECURRING   NON-RECURRING     ANTICIPATED
FISCAL YEAR                                                           COSTS         COSTS         FUTURE COSTS
------------                                                       ----------- ---------------  -----------------
                                                                                   (IN MILLIONS)
2001............................................................   $      0.4  $          0.6   $            1.0
2002............................................................          0.4             0.8                1.2
2003............................................................          0.4             0.2                0.6
2004............................................................          0.4             0.0                0.4
2005............................................................          0.4             0.0                0.4
Thereafter......................................................         10.4             0.6               11.0
                                                                   ----------- ---------------  -----------------
Total costs.....................................................   $     12.4  $          2.2               14.6
                                                                   =========== ===============
Less imputed interest...........................................                                            (6.4)
                                                                                                -----------------
Reserve amount..................................................                                             8.2
Less current portion............................................                                            (1.1)
                                                                                                -----------------
Long term (included in Other liabilities).......................                                $            7.1
                                                                                                =================

                      VARIAN, INC. AND SUBSIDIARY COMPANIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

       Lawsuits for recovery of environmental investigation and remediation costs already incurred, and to be incurred in the future, were filed by VAI against various insurance companies and other third parties. Following settlements with various insurance companies, VMS is still pursuing lawsuits against an insurance company and certain other third parties for the benefit of itself, VSEA, and the Company. In addition, an insurance company has agreed to pay a portion of VAI's (now VMS') future environmental-related expenditures for which the Company has an indemnity obligation, and the Company therefore has a $1.6 million receivable in Other Assets as of September 29, 2000 for the Company's share of such recovery. The Company has not reduced any environmental-related liability in anticipation of recovery on claims made against third parties.

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

       LEGAL PROCEEDINGS In the Distribution Agreement, the Company agreed to defend and indemnify VSEA and VMS for costs, liabilities, and expenses with respect to legal proceedings related to the Instruments Business of VAI, and agreed to reimburse VMS for one-third of certain costs and expenses (after adjusting for any insurance proceeds and tax benefits recognized or realized by VMS for such costs and expenses) that are paid after April 2, 1999 and arise from actual or potential claims or legal proceedings relating to discontinued, former, or corporate operations of VAI. From time to time, the Company is involved in a number of its own legal actions and could incur an uninsured liability in one or more of them. While the ultimate outcome of all of the foregoing legal matters is not determinable, management believes that these matters are not reasonably likely to have a material adverse effect on the Company's financial position or results of operations.

NOTE 14.      RETIREMENT PLANS

       Certain employees of the Company in the United States are eligible to participate in the Company's sponsored, defined contribution retirement plan. The Company's obligation is to match the participant's contribution up to 6% of their eligible compensation. Participants are entitled, upon termination or retirement, to their account balances, which are held by a third party trustee. In addition, a number of the Company's foreign subsidiaries have retirement plans for regular full-time employees. Total expenses for all plans amounted to $9.4 million, $9.0 million, and $5.9 million for fiscal years 2000, 1999, and 1998, respectively.

       At the Distribution, the Company assumed responsibility for pension and post-retirement benefits for active employees of the Company; the responsibility for all others, principally retirees of VAI, remained with VMS, although the Company is obligated to reimburse VMS for certain costs relating to certain VAI retirees. An allocation of assets and liabilities for foreign defined benefit pension, post-employment, and post-retirement benefits, which are not material to the Company's financial statements, has been included in these consolidated financial statements.

                      VARIAN, INC. AND SUBSIDIARY COMPANIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 15.      STOCKHOLDERS' EQUITY

       On April 2, 1999, stockholders of record of VAI on March 24, 1999 received in the Distribution one share of the Company's common stock for each share of VAI common stock held on April 2, 1999. Immediately following the Distribution, the Company had 30,422,792 shares of common stock outstanding.


       Each stockholder also received one Right for each share of common stock distributed, entitling the stockholder to purchase one one-thousandth of a share of Participating Preferred, par value $0.01 per share, for $75.00 (subject to adjustment), in the event of certain changes in the Company's ownership. The Participating Preferred Stock is designed so that each one one-thousandth of a share has economic and voting terms similar to those of one share of common stock. The Rights will expire no later than March 2009. As of September 29, 2000, no Rights had been exercised.

       The Company began accumulating retained earnings on April 3, 1999, the date immediately after the Distribution.

NOTE 16.      INCOME TAXES

       The sources of earnings before income taxes are as follows:

                                                 2000       1999       1998
                                              ----------- ---------- ----------
                                                          RESTATED   RESTATED

                                                       (IN THOUSANDS)
United States...............................  $   21,048  $  (6,014)     4,664
Foreign.....................................      49,719     19,669     34,200
                                              ----------- ---------- ----------
Earnings before income taxes................  $   70,767  $  13,655  $  38,864
                                              =========== ========== ==========

       Income tax expense consists of the following:

                                                 2000       1999       1998
                                              ---------- ---------- ----------
                                                         RESTATED   RESTATED

                                                      (IN THOUSANDS)
CURRENT
U.S. federal................................  $   7,417  $    (696) $      --
Foreign.....................................     17,911      8,971     16,736
State and local.............................      2,400       (653)     1,500
                                              ---------- ---------- ----------
Total current...............................     27,728      7,622     18,236
                                              ---------- ---------- ----------
DEFERRED
U.S. federal................................       (238)       (14)    (2,821)
Foreign.....................................        492     (1,532)       200
                                              ---------- ---------- ----------
Total deferred..............................        254     (1,546)    (2,621)
                                              ---------- ---------- ----------
Income tax expense..........................  $  27,982  $   6,076  $  15,615
                                              ========== ========== ==========

                      VARIAN, INC. AND SUBSIDIARY COMPANIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

       Deferred tax assets and liabilities are recognized for the temporary differences between the tax basis and reported amounts of assets and liabilities, tax loss and credit carry-forwards, and the remittance of earnings from foreign subsidiaries. Their significant components are as follows:

                                                         2000        1999
                                                       ----------  ----------
                                                                   RESTATED

                                                          (IN THOUSANDS)
ASSETS

Product warranty....................................   $   2,513   $   2,619
Deferred compensation...............................       3,912       3,072
Inventory...........................................      10,768       8,779
Loss and credit carry-forwards......................      13,518       2,413
Revenue recognition.................................         447       1,132
Other...............................................       2,450       2,466
                                                       ----------  ----------
Gross deferred tax assets...........................      33,608      20,481
                                                       ----------  ----------
Valuation allowance.................................      (9,964)         --
                                                       ----------  ----------
Total deferred tax assets...........................      23,644      20,481
                                                       ----------  ----------
LIABILITIES

Depreciation and amortization.......................       6,669       5,853
Unremitted earnings of foreign subsidiaries.........       2,600       2,600
                                                       ----------  ----------
Total deferred tax liabilities......................       9,269       8,453
                                                       ----------  ----------
Net deferred tax assets.............................   $  14,375   $  12,028
                                                       ==========  ==========

       The Company's foreign manufacturing subsidiaries have accumulated approximately $36 million of earnings that have been reinvested in their operations. The Company has not provided U.S. tax on these earnings.

       For the year ended September 29, 2000, the Company has U.S. loss and tax credit carry-forwards of approximately $8.8 million and $10.0 million respectively, and foreign loss carry-forwards of approximately $2.0 million. The loss carry-forwards expire in 2020 and the credit carry-forwards expire in 2005.

       A valuation allowance has been provided against foreign tax credit carry-forwards. If recognized, the tax benefits of these carry-forwards will be accounted for as a credit to stockholders' equity.

       The difference between the reported income tax rate and the federal statutory income tax rate is attributable to the following:

                                                         2000     1999     1998
                                                         ------   ------   -----
Federal statutory income tax rate.....................    35.0%    35.0%   35.0%
State and local taxes, net of federal benefit.........     2.2     (3.2)    2.6
Foreign taxes in excess of federal statutory rate.....     2.3     10.8     5.3
Foreign sales corporation.............................      --     (0.8)   (1.2)
Other.................................................      --      2.7    (1.5)
                                                         ------   ------   -----
Reported income tax rate..............................    39.5%    44.5%   40.2%
                                                         ======   ======   =====

       Excluding the in-process research and development charge, the tax rate for fiscal year 2000 would have been 39%.

       The Company's income taxes payable have been reduced, and the deferred tax assets increased by the tax benefits associated with exercises of employee stock options. These benefits were credited directly to stockholders' equity and amounted to $12.0 million.

NOTE 17.      RESTRUCTURING CHARGES

       During the second quarter of fiscal year 1999, IB's management approved a program to consolidate field sales and service organizations in Europe, Australia and the United States so as to fall within the direct

                      VARIAN, INC. AND SUBSIDIARY COMPANIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

responsibility of management at principal factories in those countries, in order to reduce costs, simplify management structure, and benefit from the infrastructure existing in those factories. This restructuring entailed consolidating certain sales, service, and support operations. The consolidation resulted in exiting of a product line, closing or downsizing of sales offices, and termination of approximately 100 personnel. Restructuring activities related to severance and other related employee benefits is complete. Restructuring regarding lease payments still includes two facilities; one lease expires in March 2001 and the other in 2006. The following table sets forth certain details associated with this restructuring:


                                                                            CASH
                                                             ACCRUAL      PAYMENTS      ACCRUAL AT
                                                            OCTOBER 1,    AND OTHER    SEPTEMBER 29,
                                                               1999      REDUCTIONS       2000
                                                            ----------  -------------  ------------
                                                                        (IN THOUSANDS)
Lease payments and other facility expenses................  $   1,244   $        666   $       578
Severance and other related employee benefits.............      1,721          1,721            --
                                                            ----------  -------------  ------------
Total.....................................................  $   2,965   $      2,387   $       578
                                                            ==========  =============  ============

NOTE 18.      LEASE COMMITMENTS

       At fiscal year-end 2000, the Company was committed to minimum rentals for certain facilities under non-cancellable operating leases for fiscal years 2001 through 2005 and thereafter, as follows, in thousands: $2,605, $2,660, $2,422, $1,957, $1,752, and $28,607, respectively. Rental expense for fiscal years 2000, 1999, and 1998, in thousands, was $5,523, $4,738, and $7,600, respectively.

NOTE 19.      INDUSTRY AND GEOGRAPHIC SEGMENTS

       INDUSTRY SEGMENTS. The Company's operations are grouped into three business segments: Scientific Instruments, Vacuum Technologies, and Electronics Manufacturing. Scientific Instruments is a supplier of instruments, consumable laboratory supplies, and after sales support used in studying the chemical composition and structure of myriad substances and for imaging. These products are tools for scientists engaged in drug discovery, life sciences, genetic engineering, health care, environmental analysis, quality control and academic research. Vacuum Technologies provides products and solutions to create, maintain, contain, and measure an ultra-clean or high-vacuum environment for industrial and scientific applications. Vacuum Technologies products are used in semiconductor manufacturing equipment, life science and other analytical instruments, industrial manufacturing, and quality control. Electronics manufacturing provides contract manufacturing services for technology companies with low-volume and high-mix requirements.

       These segments were determined based on how management views and evaluates the Company's operations. Other factors included in segment determination were similar economic characteristics, distribution channels, manufacturing environment, technology, and customers. No single customer represents 10% or more of the Company's total sales.

       Corporate includes shared costs of legal, tax, accounting, human resources, real estate, information technology, treasury, and other Varian, Inc. management costs. A portion of the indirect and common costs has been allocated to the segments through the use of estimates. Also, transactions between segments are accounted for at cost and are not included in sales. Accordingly, the following information is provided for purposes of achieving an understanding of operations, but may not be indicative of the financial results of the reported segments were they independent organizations. In addition, comparisons of the Company's operations to similar operations of other companies may not be meaningful.

       The Company operates various manufacturing and marketing operations outside the United States. In fiscal years 2000, 1999, and 1998, no single country outside the United States accounted for more than 10% of total sales. In fiscal years 2000, 1999, and 1998, no single country outside the United States accounted for more than 10% of total assets. Transactions between geographic areas are accounted for at cost and are not included in sales.

       Included in the total of United States sales are export sales in fiscal years 2000, 1999, and 1998 of $39 million, $37 million, and $30 million, respectively.

                      VARIAN, INC. AND SUBSIDIARY COMPANIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                                INDUSTRY SEGMENTS

                                                                                                                 DEPRECIATION AND
                          SALES             PRETAX EARNINGS         IDENTIFIABLE ASSETS   CAPITAL EXPENDITURES     AMORTIZATION
                  -------------------  -------------------------  ----------------------- -------------------- -------------------
                   2000   1999  1998   2000(1)  1999(2)  1998(2)  2000   1999(2)  1998(2)  2000   1999   1998   2000   1999  1998
                  ------ ------ -----  -------  -------  -------  -----  -------  ------- ------ ------ ------ ------ ----- ------
                                                             (IN MILLIONS)
Scientific
   Instruments... $ 401  $ 396  $363     $ 44    $  13    $  25   $ 287    $240    $ 235   $  5   $  5   $  6   $  8   $ 8    $ 7
Vacuum
   Technologies..   139    107   112       25        7       11      61      61       59      4      4      5      3     4      4
Electronics
   Manufacturing.   164     96    83       13        7        6      85      53       46     10      2      6      3     3      2
                  ------ ------ -----   -----    ------   ------  ------   -----   ------  ------ ------ ------ ------ ----- ------
Total
   industry
   segments......   704    599   558       82       27       42     433     354      340     19     11     17     14    15     13
General
   corporate.....    --     --    --       (9)     (11)      (4)     79      80       73      3      4      2      4     3      5
Interest, net....    --     --    --       (2)      (2)       1      --      --       --     --     --     --     --    --     --
                  ------ ------ -----   -----    ------   ------  ------   -----   ------  ------ ------ ------ ------ ----- ------
Continuing
   operations.... $ 704  $ 599  $558     $ 71    $  14    $  39   $ 512    $434    $ 413  $  22  $  15  $  19  $  18  $ 18  $  18
                  ====== ====== =====   =====    ======   ======  ======   =====   ======  ====== ====== ====== ====== ===== ======

                               GEOGRAPHIC SEGMENTS


                     SALES TO        INTERGEOGRAPHIC
                   UNAFFILIATED           SALES
                  CUSTOMERS (3)       TO AFFILIATES          TOTAL SALES             PRETAX EARNINGS         IDENTIFIABLE ASSETS
                ------------------- ------------------- --------------------    -------------------------  -----------------------

                 2000   1999   1998  2000   1999   1998  2000   1999   1998     2000(1)  1999(2)  1998(2)  2000    1999(2)  1998(2)
                ------ ------ ----- ------ ------ ----- ------ ------ ------    -------  -------  -------  ----    -------  -------
                                                            (IN MILLIONS)
United States.. $ 403  $ 331  $327  $ 170  $ 126  $116  $ 573  $ 457  $ 443     $ 48     $  14    $  39    $ 290   $224     $ 214
International..   301    268   223    106    105   112    407    373    335       50        22       34      143    151       159
                ------ ------ ----- ------ ------ ----- ------ ------ ------    -------  -------  -------- ------  -------  -------
Total
   geographic
   segments....   704    599   550    276    231   228    980    830    778       98        36       73      433    375       373
Eliminations,
   corporate
   & other.....    --     --     8   (276)  (231) (228)  (276)  (231)  (220)     (27)      (22)     (34)      79     59        40
                ------ ------ ----- ------ ------ ----- ------ ------ ------    -------  -------  -------- ------  -------  -------
Total company.. $ 704  $ 599  $558  $  --  $  --  $ --  $ 704  $ 599  $ 558     $ 71     $  14    $  39    $ 512   $434     $ 413
                ====== ====== ===== ====== ====== ===== ====== ====== ======    =======  =======  ======== ======  =======  =======

  (1) Includes purchased in-process research and development charge of $1.0 million.
  (2) Certain amounts have been restated to reflect the Company's change from the LIFO method to the Average Cost method of accounting for inventories.
  (3) Sales are based on the location of the operation furnishing goods and services. Sales to unaffiliated customers include sales to VAI, VMS, and VSEA. No single customer accounted for more than 10% of sales.

                      VARIAN, INC. AND SUBSIDIARY COMPANIES


                QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)


                                                                          2000 (1)
                                            ---------------------------------------------------------------------
                                            FIRST QUARTER   SECOND QUARTER   THIRD QUARTER     FOURTH QUARTER (4)
                                            --------------  ----------------  ---------------  ------------------
                                                          (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Sales....................................   $       160.0   $         177.3   $        182.0   $           185.1
Gross profit.............................   $        62.1   $          67.6   $         67.3   $            69.3
Net earnings.............................   $         8.5   $          10.2   $         11.7   $            12.4
Net earnings per share
Basic....................................   $        0.28   $          0.33   $         0.36   $            0.38
Diluted..................................   $        0.26   $          0.30   $         0.34   $            0.36
                                            ==============  ================  ===============  ==================


                                                                          1999 (1)
                                         ------------------------------------------------------------------------
                                         FIRST QUARTER (3)  SECOND QUARTER (2)(3) THIRD QUARTER   FOURTH QUARTER
                                         -----------------  --------------------  -------------- ----------------
                                                         (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Sales.................................   $          133.3   $             148.9   $       149.6  $         167.1
Gross profit..........................   $           52.7   $              47.4   $        58.5  $          66.0
Net earnings (loss)...................   $            4.3   $              (9.9)  $         5.6  $           7.6
Net earnings (loss) per share
Basic.................................   $           0.14   $             (0.32)  $        0.18  $          0.25
Diluted...............................   $           0.14   $             (0.32)  $        0.18  $          0.24
                                         =================  ====================  ============== ================

--------------
  (1) Certain amounts prior to the third quarter of fiscal year 2000 have been restated to reflect the Company's change from the LIFO method to the Average Cost method of accounting for inventories. Amounts for gross profit, net earnings (loss), earnings (loss) per share-basic, and earnings (loss) per share-diluted prior to restatement for the four quarters of fiscal year 1999 were: $52.6, $4.3, $0.14, and $0.14; $47.2,
       ($10.0), ($0.33), and ($0.33); $58.4, $5.5, $0.18, and $0.18; and $66.0,
       $7.5, $0.25, and $0.24, respectively. Amounts for gross profit, net earnings, earnings per share-basic and earnings per share-diluted prior to restatement for the first two quarters of fiscal year 2000 were:
       $61.9, $8.4, $0.27, and $0.26; $67.5, $10.1, $0.32, and $0.30,
       respectively.
  (2) The loss resulted from restructuring and reorganization costs associated with preparing to spin-off from VAI, streamlining IB's worldwide sales and service network, and exiting certain product lines.
  (3) The results for quarters prior to the third quarter of fiscal year 1999 do not include an assumed interest expense for long-term debt taken on by the Company as part of the spin-off from VAI on April 2, 1999.
  (4) Includes purchased in-process research and development charge of $1.0 million. Excluding this charge, diluted net earnings per share would have been $.039.

                                                                     SCHEDULE II

                      VARIAN, INC. AND SUBSIDIARY COMPANIES
                        VALUATION AND QUALIFYING ACCOUNTS
                    FOR THE FISCAL YEARS 2000, 1999, AND 1998
                                 (IN THOUSANDS)


                                                                           DEDUCTIONS
                                                              --------------------------------------
                                                                                                        BALANCE
                                    BALANCE AT   CHARGED TO                                               AT
                                    BEGINNING     COSTS AND                                             END OF
      DESCRIPTION                   OF PERIOD     EXPENSES           DESCRIPTION            AMOUNT      PERIOD
                                  ------------  ------------  --------------------------- ----------  -----------
Allowance for Doubtful
Accounts Receivable:
Fiscal year 2000...............   $     1,846   $       407     Write-offs & adjustments  $     436   $    1,817
                                  ============  ============                              ==========  ===========
Fiscal year 1999...............   $       713   $     1,506     Write-offs & adjustments  $     373   $    1,846
                                  ============  ============                              ==========  ===========
Fiscal year 1998...............   $       321   $       295     Write-offs & adjustments  $     (97)  $      713
                                  ============  ============                              ==========  ===========

Estimated Liability for
Product Warranty:
Fiscal year 2000...............   $     8,961   $     6,003        Warranty expenditures  $   6,547   $    8,417
                                  ============  ============                              ==========  ===========
Fiscal year 1999...............   $     7,600   $    10,016        Warranty expenditures  $   8,655   $    8,961
                                  ============  ============                              ==========  ===========
Fiscal year 1998...............   $     7,173   $     9,641        Warranty expenditures  $   9,214   $    7,600
                                  ============  ============                              ==========  ===========