Form 10-Q
period 2000-12-29
VARIAN INC
filed 2001-02-09
CIK 1079028

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                               ----------------

                                   FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

               For the quarterly period ended December 29, 2000

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

  The number of shares of the Registrant's common stock outstanding as of January 26, 2001 was 32,934,623.

                               TABLE OF CONTENTS

 Part I.  Financial Information..........................................     3

 Item 1.  Financial Statements...........................................     3

          Consolidated Statements of Earnings............................     3

          Consolidated Balance Sheets....................................     4

          Consolidated Statements of Cash Flows..........................     5

          Notes to the Consolidated Financial Statements.................     6

          Management's Discussion and Analysis of Financial Condition and
 Item 2.  Results of Operations..........................................    11

 Item 3.  Quantitative and Qualitative Disclosure about Market Risk......    17

 Part II. Other Information..............................................    19

 Item 6.  Exhibits and Reports on Form 8-K...............................    19

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

                                    PART I.
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     Varian, Inc. and Subsidiary Companies
                      Consolidated Statements of Earnings
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                            Quarter Ended
                                                     ---------------------------
                                                     Dec. 29, 2000 Dec. 31, 1999
                                                     ------------- -------------
Sales...............................................   $191,258      $159,952
Cost of sales.......................................    119,516        97,955
                                                       --------      --------
Gross profit........................................     71,742        61,997
                                                       --------      --------
Operating expenses
  Sales and marketing...............................     31,002        29,805
  Research and development..........................      7,844         6,982
  General and administrative........................     11,475        10,337
                                                       --------      --------
  Total operating expenses..........................     50,321        47,124
                                                       --------      --------
Operating earnings..................................     21,421        14,873
Interest expense, net...............................        464           691
                                                       --------      --------
Earnings before income taxes........................     20,957        14,182
Income tax expense..................................      8,173         5,673
                                                       --------      --------
Net earnings........................................   $ 12,784      $  8,509
                                                       ========      ========
Net earnings per share:
  Basic.............................................   $   0.39      $   0.28
                                                       ========      ========
  Diluted...........................................   $   0.37      $   0.26
                                                       ========      ========
Shares used in per share calculations:
  Basic.............................................     32,854        30,775
                                                       ========      ========
  Diluted...........................................     34,457        32,423
                                                       ========      ========


        See accompanying Notes to the Consolidated Financial Statements.

                     Varian, Inc. and Subsidiary Companies
                          Consolidated Balance Sheets
               (In thousands, except share and par value amounts)

                                                           Dec. 29,    Sept.
                                                             2000     29, 2000
                                                          ----------- --------
                                                          (Unaudited)
ASSETS

Current assets
  Cash and cash equivalents..............................  $ 50,766   $ 39,708
  Accounts receivable, net...............................   166,476    168,513
  Inventories............................................   119,553    105,450
  Deferred taxes.........................................    21,068     21,044
  Other current assets...................................    10,031     10,734
                                                           --------   --------

  Total current assets...................................   367,894    345,449
Property, plant, and equipment, net......................    81,475     80,632
Other assets.............................................    91,310     86,238
                                                           --------   --------

Total assets.............................................  $540,679   $512,319
                                                           ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Current portion of long-term debt......................  $  6,460   $  6,384
  Notes payable..........................................    10,618         --
  Accounts payable.......................................    56,620     52,193
  Accrued liabilities....................................   134,453    133,825
                                                           --------   --------

  Total current liabilities..............................   208,151    192,402
Long-term debt...........................................    42,548     45,516
Deferred taxes...........................................     6,669      6,669
Other liabilities........................................    10,391     11,626
                                                           --------   --------

Total liabilities........................................   267,759    256,213
                                                           --------   --------
Contingencies (Note 8)

Stockholders' equity
  Preferred stock--par value $.01, authorized--1,000,000
   shares; issued--none..................................        --         --
  Common stock--par value $.01, authorized--99,000,000
   shares; issued and outstanding--32,875,006 shares at
   Dec. 29, 2000 and 32,834,000 shares at Sept. 29,
   2000..................................................   223,202    222,838
  Retained earnings......................................    68,728     55,944
  Other comprehensive loss...............................   (19,010)   (22,676)
                                                           --------   --------

  Total stockholders' equity.............................   272,920    256,106
                                                           --------   --------

Total liabilities and stockholders' equity...............  $540,679   $512,319
                                                           ========   ========

        See accompanying Notes to the Consolidated Financial Statements.

                     Varian, Inc. and Subsidiary Companies
                     Consolidated Statements of Cash Flows
                                 (In thousands)
                                  (Unaudited)

                                                              Three Months
                                                                  Ended
                                                             ----------------
                                                              Dec.     Dec.
                                                               29,      31,
                                                              2000     1999
                                                             -------  -------
Cash flows from operating activities
Net earnings................................................ $12,784  $ 8,509
Adjustments to reconcile net earnings to net cash provided
 by operating activities:
 Depreciation and amortization..............................   4,736    4,432
 (Gain) loss on disposition of property, plant, and
  equipment.................................................      15       (3)
 Deferred taxes.............................................     (24)      21
 Changes in assets and liabilities:
  Accounts receivable, net..................................   8,068    1,391
  Inventories...............................................  (7,545) (10,780)
  Other current assets......................................   1,748     (257)
  Accounts payable..........................................  (3,386)   7,806
  Accrued liabilities.......................................    (382)   7,701
  Other liabilities.........................................    (881)      (4)
  Other.....................................................  (1,341)    (403)
                                                             -------  -------

Net cash provided by operating activities...................  13,792   18,413
                                                             -------  -------

Cash flows from investing activities
Proceeds from sale of property, plant, and equipment........      82       13
Purchase of property, plant, and equipment..................  (3,163)  (5,479)
Purchase of businesses, net of cash acquired................  (9,134)      --
                                                             -------  -------

Net cash used in investing activities....................... (12,215)  (5,466)
                                                             -------  -------

Cash flows from financing activities
Issuance of debt............................................  11,023       --
Repayment of debt...........................................  (3,000)  (3,322)
Issuance of common stock....................................     364    4,367
Transfers to Varian Medical Systems, Inc....................    (737)      --
                                                             -------  -------

Net cash provided by financing activities...................   7,650    1,045
                                                             -------  -------

Effects of exchange rate changes on cash....................   1,831     (286)
                                                             -------  -------
Net increase in cash and cash equivalents...................  11,058   13,706
Cash and cash equivalents at beginning of period............  39,708   23,348
                                                             -------  -------

Cash and cash equivalents at end of period.................. $50,766  $37,054
                                                             =======  =======

Supplemental cash flow information
Income taxes paid........................................... $   988  $   672
Interest paid............................................... $   873  $   979

        See accompanying Notes to the Consolidated Financial Statements.

                     VARIAN, INC. AND SUBSIDIARY COMPANIES

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1. Interim Consolidated Financial Statements

  These interim consolidated financial statements of Varian, Inc. and its subsidiary companies (collectively, the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The year ended September 29, 2000 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These interim consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K for the year ended September 29, 2000 filed with the Securities and Exchange Commission. In the opinion of the Company's management, the interim consolidated financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. The results of operations for the first quarter ended December 29, 2000 are not necessarily indicative of the results to be expected for a full year or for any other periods.

  During the fiscal quarter ended December 29, 2000, the Company acquired substantially all of the assets of Imagine Manufacturing Solutions, Inc. and R&S Technology, Inc. These acquisitions, which did not have a material effect on the Company's operations or financial position, were accounted for using the purchase method of accounting.

Note 2. Description of Business and Basis of Presentation

  The Company is a major supplier of scientific instruments and consumable laboratory supplies, vacuum technology products and services, and electronics manufacturing services. These businesses primarily serve life science, health care, semiconductor processing, communications, industrial, and academic customers. Until April 2, 1999, the business of the Company was operated as the Instrument Business ("IB") of Varian Associates, Inc. ("VAI"). On that date, VAI distributed to the holders of its common stock one share of common stock of the Company for each share of VAI (the "Distribution").

  The Company's fiscal years reported are the 52-week periods ending on the Friday nearest September 30. Fiscal year 2001 will comprise the 52-week period ending September 28, 2001, and fiscal year 2000 was comprised of the 52-week period ended September 29, 2000. The fiscal quarters ended December 29, 2000 and December 31, 1999 each comprise 13 weeks.

Note 3. Balance Sheet Detail

                                                              Dec. 29,  Sept.
                                                                2000   29, 2000
                                                              -------- --------
(In thousands)
INVENTORIES
Raw materials and parts...................................... $ 64,868 $ 55,649
Work in process..............................................   13,115   10,912
Finished goods...............................................   41,570   38,889
                                                              -------- --------
                                                              $119,553 $105,450
                                                              ======== ========

Note 4. Forward Exchange Contracts

  Effective September 30, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities," which was amended by

                     VARIAN, INC. AND SUBSIDIARY COMPANIES

SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS 133 and 138 require derivatives to be measured at fair value and to be recorded as assets or liabilities on the balance sheet. The accounting for gains or losses resulting from changes in the fair values of those derivatives would be dependent upon the use of the derivative and whether it qualifies for hedge accounting. The adoption of SFAS 133 and SFAS 138 did not have a material effect on the Company's financial statements for the quarter ended December 29, 2000.

  The Company's forward exchange contracts generally range from one to 12 months in original maturity. Forward exchange contracts outstanding as of December 29, 2000 that hedge the balance sheet and certain purchase commitments were effective December 29, 2000, and accordingly there were no significant unrealized gains or losses associated with such contracts and the fair value of these contracts approximates their notional values. Forward exchange contracts that were outstanding as of December 29, 2000 are summarized as follows:

                                                              Notional Notional
                                                               Value     Value
                                                                Sold   Purchased
                                                              -------- ---------
(In thousands)
Australian Dollar............................................ $    --   $27,986
Japanese Yen.................................................   1,054        --
British Pound................................................   4,943        --
Canadian Dollar..............................................   5,894        --
Euro.........................................................      --    16,496
                                                              -------   -------
  Total...................................................... $11,891   $44,482
                                                              =======   =======

Note 5. Net Earnings Per Share

  Basic earnings per share are calculated based on net earnings and the weighted-average number of shares outstanding during the reported period. Diluted earnings per share include dilution from potential common stock shares issuable pursuant to the exercise of outstanding stock options determined using the treasury stock method.

  For the fiscal quarters ended December 29, 2000 and December 31, 1999, options to purchase 87,289 and 345,186, respectively, potential common stock shares with exercise prices greater than the weighted-average market value of such common stock were excluded from the calculation of diluted earnings per share.

A reconciliation follows:
(In thousands except per share amounts)

                                                                 Quarter Ended
                                                                 --------------
                                                                  Dec.    Dec.
                                                                   29,    31,
                                                                  2000    1999
                                                                 ------- ------
Basic
Net earnings.................................................... $12,784 $8,509
Weighted average shares outstanding.............................  32,854 30,775
Net earnings per share.......................................... $  0.39 $ 0.28
                                                                 ======= ======

Diluted
Net earnings.................................................... $12,784 $8,509
Weighted average shares outstanding.............................  32,854 30,775
Net effect of dilutive stock options............................   1,603  1,648
                                                                 ------- ------
Total shares....................................................  34,457 32,423
Net earnings per share.......................................... $  0.37 $ 0.26
                                                                 ======= ======

                     VARIAN, INC. AND SUBSIDIARY COMPANIES

Note 6. Comprehensive Income (Loss)

  Comprehensive income (loss) is comprised of net income and the currency translation adjustment. Comprehensive income (loss) was $16.5 million and ($0.2) million for the three months ended December 29, 2000, and December 31, 1999, respectively.

Note 7. Debt and Credit Facilities

  In December 2000, the Company established a 364-day bank credit facility in Japan in the amount of 1.2 billion yen (approximately $10.6 million). The credit facility is for working capital purposes for its wholly-owned Japanese subsidiary. As of December 29, 2000, $10.6 million was outstanding under this credit facility with an annual interest rate of 1.8%. This credit facility contains certain covenants that limit future borrowings of the Company and requires the maintenance by the Company of certain levels of working capital and operating results.

Note 8. Contingencies

  Environmental Matters. The Company's operations are subject to various foreign, federal, state, and local laws regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. These regulations increase the costs and potential liabilities of the Company's operations. However, the Company does not currently anticipate that its compliance with these regulations will have a material effect upon the Company's capital expenditures, earnings, or competitive position.

  Under the terms of the Distribution, the Company and Varian Semiconductor Equipment Associates, Inc. ("VSEA") each agreed to indemnify Varian Medical Systems, Inc. ("VMS") for one-third of certain environmental investigation and remediation costs (after adjusting for any insurance proceeds and tax benefits recognized or realized by VMS for such costs), as further described below.

  VMS has been named by the U.S. Environmental Protection Agency or third parties as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, at eight sites where VAI is alleged to have shipped manufacturing waste for recycling, treatment, or disposal. VMS is also involved in various stages of environmental investigation, monitoring, and/or remediation under the direction of, or in consultation with, foreign, federal, state, and/or local agencies at certain current VMS or former VAI facilities, or is reimbursing third parties which are undertaking such investigation, monitoring, and/or remediation activities.

  For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken. As of December 29, 2000, it was nonetheless estimated that the Company's share of the future exposure for environmental-related investigation and remediation costs for these sites and facilities ranged in the aggregate from $1.6 million to $5.1 million (without discounting to present value). The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 30 years as of December 29, 2000. No amount in the foregoing range of estimated future costs is believed to be more probable of being incurred than any other amount in such range, and the Company therefore accrued $1.6 million as of December 29, 2000.

  As to other sites and facilities, sufficient knowledge has been gained to be able to better estimate the scope and costs of future environmental activities. As of December 29, 2000, it was estimated that the Company's share of the future exposure for environmental-related investigation and remediation costs for these sites and facilities ranged in the aggregate from $8.0 million to $18.3 million (without discounting to present value). The time frame

                     VARIAN, INC. AND SUBSIDIARY COMPANIES
over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 30 years as of December 29, 2000. As to each of these sites and facilities, it was determined that a particular amount within the range of estimated costs was a better estimate of the future environmental liability than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. Together, these amounts totaled $14.2 million at December 29, 2000. The Company therefore accrued $6.2 million as of December 29, 2000, which represents the best estimate of its share of these future costs discounted at 4%, net of inflation. This accrual is in addition to the $1.6 million described in the preceding paragraph.

  Lawsuits for recovery of environmental investigation and remediation costs already incurred, and to be incurred in the future, were filed by VAI against various insurance companies and other third parties. Following settlements with various insurance companies, VMS is still pursuing lawsuits against an insurance company and certain other third parties for the benefit of itself, VSEA, and the Company. In addition, an insurance company has agreed to pay a portion of VAI's (now VMS') future environmental-related expenditures for which the Company has an indemnity obligation, and the Company therefore has a $1.6 million receivable in Other Assets as of December 29, 2000 for the Company's share of such recovery. The Company has not reduced any environmental-related liability in anticipation of recovery on claims made against third parties.

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

  Legal Proceedings. Under the terms of the Distribution, the Company agreed to defend and indemnify VSEA and VMS for costs, liabilities, and expenses with respect to legal proceedings related to the Instruments Business of VAI, and agreed to reimburse VMS for one-third of certain costs and expenses (after adjusting for any insurance proceeds and tax benefits recognized or realized by VMS for such costs and expenses) that are paid after April 2, 1999 and arise from actual or potential claims or legal proceedings relating to discontinued, former, or corporate operations of VAI. From time to time, the Company is involved in a number of its own legal actions and could incur an uninsured liability in one or more of them. While the ultimate outcome of all of the foregoing legal matters is not determinable, management believes that these matters are not reasonably likely to have a material adverse effect on the Company's financial position or results of operations.

Note 9. Industry Segments

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

                     VARIAN, INC. AND SUBSIDIARY COMPANIES

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

                               Industry Segments
                                 (In millions)

                                Quarter Ended               Quarter Ended
                         --------------------------- ---------------------------
                         Dec. 29, 2000 Dec. 31, 1999 Dec. 29, 2000 Dec. 31, 1999
                         ------------- ------------- ------------- -------------
                                                        Pretax        Pretax
                             Sales         Sales       Earnings      Earnings
Scientific Instruments      $106.7        $ 94.3         $11.9         $11.3
Vacuum Technologies           41.6          31.9           9.1           4.5
Electronics
 Manufacturing                43.0          33.8           2.8           2.7
                            ------        ------         -----         -----
Total industry segments      191.3         160.0          23.8          18.5
General corporate               --            --          (2.3)         (3.6)
Interest expense, net           --            --          (0.5)         (0.7)
                            ------        ------         -----         -----
Total                       $191.3        $160.0         $21.0         $14.2
                            ======        ======         =====         =====

Note 10. Recent Accounting Pronouncements

  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the Securities and Exchange Commission. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. SAB 101 is effective no later than the fourth quarter of fiscal years beginning after December 15, 1999, and requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion 20, "Accounting Changes." In October 2000, the Securities and Exchange Commission issued SAB 101 Frequently Asked Questions and Answers, which the Company is utilizing to determine the impact that adoption will have on its consolidated financial statements. Because the Company has complied with generally accepted accounting principles for historical revenue recognition, any change in revenue recognition resulting from SAB 101 will be reported as a change in accounting principle in the fourth quarter of fiscal year 2001 with restatements, if material, of the first, second, and third quarters of fiscal year 2001. While SAB 101 would not affect the fundamental aspects of the Company's operations as measured by shipments and cash flows, the implementation of SAB 101 could result in some changes to the timing of the Company's revenue recognition practices in certain situations, and therefore could have an effect on the Company's reported results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Until April 2, 1999, the business of Varian, Inc. (the "Company") was operated as the Instruments Business ("IB") of Varian Associates, Inc. ("VAI"). IB included the business units that designed, manufactured, sold, and serviced scientific instruments and vacuum technologies, and a business unit that provided contract electronics manufacturing. VAI contributed IB to the Company; then on April 2, 1999, VAI distributed to the holders of record of VAI common stock on March 24, 1999 one share of common stock of the Company for each share of VAI common stock outstanding on April 2, 1999 (the "Distribution"). At the same time, VAI contributed its Semiconductor Equipment business to Varian Semiconductor Equipment Associates, Inc. ("VSEA") and distributed to the holders of record of VAI common stock on March 24, 1999 one share of common stock of VSEA for each share of VAI common stock outstanding on April 2, 1999. VAI retained its Health Care Systems business and changed its name to Varian Medical Systems, Inc., ("VMS") effective as of April 3, 1999. These transactions were accomplished under the terms of an Amended and Restated Distribution Agreement dated as of January 14, 1999 by and among the Company, VAI, and VSEA (the "Distribution Agreement").

  The Company's fiscal years reported are the 52-week periods ending on the Friday nearest September 30. Fiscal year 2001 will comprise the 52-week period ending September 28, 2001, and fiscal year 2000 was comprised of the 52-week period ended September 29, 2000. The fiscal quarters ended December 29, 2000 and December 31, 1999 each comprise 13 weeks.

Results of Operations

FIRST QUARTER OF FISCAL YEAR 2001 COMPARED TO FIRST QUARTER OF FISCAL YEAR
2000

  Sales. Sales were $191.3 million in the first quarter of fiscal year 2001, an increase of 19.6% from sales of $160.0 million in the first quarter of fiscal year 2000. Sales by the Scientific Instruments, Vacuum Technologies, and Electronics Manufacturing segments increased by 13.1%, 30.6%, and 27.2%, respectively.

  Geographically, sales in North America of $118.4 million, Europe of $46.2 million and the rest of the world of $26.7 million in the first quarter of fiscal year 2001 represented increases of 30.1%, 4.4%, and 8.0%, respectively, as compared to the first quarter of fiscal year 2000. The significant increase in North America was due to the strong sales growth in all three segments; the Scientific Instruments and Electronics Manufacturing segments were each up approximately 25%, while Vacuum Technologies grew 45%. The increase in Europe was negatively effected by the sharp decline in the European currencies compared to the first quarter of fiscal year 2000.

  Gross Profit. Gross profit was $71.7 million (representing 37.5% of sales) in the first quarter of fiscal year 2001, compared to $62.0 million (representing 38.8% of sales) in the first quarter of fiscal year 2000. The $9.7 million increase in gross profit resulted primarily from the increase in sales in the first quarter of fiscal year 2001 compared to the first quarter of fiscal year 2000. The decline in gross profit as a percent of sales primarily reflects the revenue shift to faster growing segments (Electronics Manufacturing and Vacuum Technologies) with lower gross profit percentages (but also with lower operating expenses). In addition, currency fluctuations contributed to lower gross margins for Scientific Instruments and higher gross margins for Vacuum Technologies compared to the same quarter last fiscal year.

  Sales and Marketing. Sales and marketing expenses were $31.0 million (representing 16.2% of sales) in the first quarter of fiscal year 2001, compared to $29.8 million (representing 18.6% of sales) in the first quarter of fiscal year 2000. The $1.2 million increase in sales and marketing expenses over the same period last year was required to support the sales growth. The decrease as a percent of sales was primarily the result of the revenue shift among the segments as noted above, as the faster growing segments have lower operating expenses as a percent of sales. The decrease also resulted from the Company's ability to leverage these expenses as sales increased and the favorable effect on expenses of the weak Euro and Australian dollar.

  Research and Development. Research and development expenses were $7.8 million (representing 4.1% of sales) in the first quarter of fiscal year 2001, compared to research and development expenses of $7.0 million (representing 4.4% of sales) in the first quarter of fiscal year 2000. The decrease as a percent of sales resulted primarily from the revenue shift among the segments as noted above.

  General and Administrative. General and administrative expenses were $11.5 million (representing 6.0% of sales) in the first quarter of fiscal year 2001, compared to $10.3 million (representing 6.5% of sales) in the first quarter of fiscal year 2000. The decrease as a percent of sales resulted primarily from the revenue shift among the segments as noted above.

  Net Interest Expense. Net interest expense was $0.5 million (representing 0.2% of sales) for the first quarter of fiscal year 2001, compared to $0.7 million (representing 0.4% of sales) for the first quarter of fiscal year 2000. The reduction in net interest expense resulted mainly from income on invested cash.

  Taxes on Earnings. The effective income tax rate was 39.0% for the first quarter of fiscal year 2001, compared to 40.0% for the first quarter of fiscal year 2000.

  Net Earnings. Net earnings were $12.8 million ($0.37 diluted net earnings per share) in the first quarter of fiscal year 2001, compared to the net earnings of $8.5 million ($0.26 diluted net earnings per share) in the first quarter of fiscal year 2000. The net earnings improvement resulted primarily from higher sales and from operating expenses growing at a lower rate than sales.

  Segments. Scientific Instruments sales of $106.7 million in the first quarter of fiscal year 2001 increased 13.1% over the first quarter of fiscal year 2000 sales of $94.3 million. The revenue growth was primarily driven by life science products in NMR, liquid chromatography, molecular spectroscopy and tablet dissolution, as well as gas chromatography products used for natural gas analysis, but was negatively impacted by the strong U.S. dollar. Earnings from operations in the first quarter of fiscal year 2001 of $11.9 million (11.2% of sales) increased from $11.3 million (11.9% of sales) in the first quarter of fiscal year 2000. The decline in earnings as a percent of sales primarily reflects the negative impact of the strong U.S. dollar on this segment's profitability, as well as a favorable product mix in the first quarter of fiscal year 2000.

  Vacuum Technologies sales of $41.6 million in the first quarter of fiscal year 2001 increased 30.6% above the first quarter of fiscal year 2000 sales of $31.9 million. Revenues grew in all major application segments, including life science, semiconductor processing, and industrial coatings. During the quarter, this segment experienced a slowing in demand for semiconductor applications. This slowing in demand was offset by strong demand for the Company's vacuum products for other applications. The Company expects semiconductor demand to weaken further in the second quarter of fiscal year 2001, but the Company sees no weakness yet in other applications. Earnings from operations in the first quarter of fiscal year 2001 of $9.1 million (22.0% of sales) were up from the $4.5 million (14.2% of sales) in the first quarter of fiscal year 2000. The improved earnings resulted from the increased sales, improved product mix, and favorable impact of the stronger U.S. dollar on the segment's Torino, Italy factory, which sold nearly 60% of its output to the U.S.

  Electronics Manufacturing sales in the first quarter of fiscal year 2001 of $43.0 million increased 27.2% from the first quarter of fiscal year 2000 sales of $33.8 million. Electronics Manufacturing experienced a slowing of demand from some of its communications customers, which was more than made up by strong demand from new customers and customers brought to the business by the acquisition in October 2000 of the operations of Imagine Manufacturing Solutions, Inc. Earnings from operations in the first quarter of fiscal year 2001 of $2.8 million (6.4% of sales) increased from $2.7 million (7.9% of sales) in the first quarter of fiscal year 2000. The decrease in earnings from operations as a percent of sales was primarily the result of the Imagine acquisition and the start-up costs of new customers.

Liquidity and Capital Resources

  The Company generated $13.8 million of cash from operating activities in the first quarter of fiscal year 2001, which compares to $18.4 million in the first quarter of fiscal year 2000. The decrease in cash from operating activities resulted primarily from an increase in working capital requirements, which was only partially offset by higher net earnings.

  The Company used $12.2 million of cash for investing activities in the first quarter of fiscal year 2001, which compares to $5.5 million in the first quarter of fiscal year 2000. This increase in cash used for investing activities was primarily the result of $9.1 million used for the acquisitions of the Imagine Manufacturing Solutions, Inc. and R&S Technology, Inc. operations, which was only partially offset by the decrease in purchases of capital equipment.

  The Company generated $7.7 million of cash from financing activities in the first quarter of fiscal year 2001, which compares to $1.1 million in the first quarter of fiscal year 2000. This increase in cash from financing activities resulted primarily from the issuance of $11.0 million in debt, which was only partially offset by the lower proceeds from issuances of common stock under stock option plans.

  In December 2000, the Company established a 364-day bank credit facility in Japan in the amount of 1.2 billion yen (approximately $10.6 million). The credit facility is for working capital purposes for its wholly-owned Japanese subsidiary. As of December 29, 2000, $10.6 million was outstanding under this credit facility with an annual interest rate of 1.8%. This credit facility contains certain covenants that limit future borrowings of the Company and requires the maintenance by the Company of certain levels of working capital and operating results.

  The Distribution Agreement provides that the Company is responsible for certain litigation to which VAI was a party, and further provides that the Company will indemnify VMS and VSEA for one-third of the costs, expenses, and other liabilities relating to certain discontinued, former, and corporate operations of VAI, including certain environmental liabilities (see "Environmental Matters" below). The Distribution Agreement also provided for the division among the Company, VSEA, and VMS of VAI's cash and debt as of April 2, 1999. Under the Distribution Agreement, the Company was to assume 50% of VAI's term loans and receive an amount of cash from VAI such that it would have net debt (defined in the Distribution Agreement as the amount outstanding under the term loans and notes payable, less cash and cash equivalents) equal to approximately 50% of the net debt of the Company and VMS, subject to such adjustment as was necessary to provide VMS with a net worth (as defined in the Distribution Agreement) of between 40% and 50% of the aggregate net worth of the Company and VMS, and subject to further adjustment to reflect the Company's approximately 50% share of the estimated proceeds, if any, to be received by VMS after the Distribution from the sale of VAI's long-term leasehold interest at certain of its Palo Alto facilities, together with certain related buildings and other corporate assets, and the Company's obligation for approximately 50% of any estimated transaction expenses to be paid by VMS after the Distribution (in each case reduced for estimated taxes payable or tax benefits received from all sales and transaction expenses). Since the amounts transferred immediately prior to the Distribution were based on estimates, these and other adjustments were required following the Distribution. As a result of these final adjustments, the Company recorded an increase in stockholders' equity of $1.1 million in the second quarter of fiscal year 2000. Management believes that no further adjustments are necessary, and that if any are required, they will not have a material effect on the Company's financial condition.

  The Company's liquidity is affected by many other factors, some based on the normal ongoing operations of the business and others related to the uncertainties of the industry and global economies. The Company's current business strategy contemplates possible acquisitions, further stock repurchases, and/or facility expansions. Any of these activities could utilize cash currently being generated by the Company. Although the Company's cash requirements will fluctuate based on the timing and extent of these factors and activities, management believes that cash generated from operations, together with the Company's borrowing capability, will be sufficient to satisfy commitments for capital expenditures and other cash requirements for fiscal year 2001.

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

  Under the terms of the Distribution, the Company and VSEA each agreed to indemnify VMS for one-third of certain environmental investigation and remediation costs (after adjusting for any insurance proceeds and tax benefits recognized or realized by VMS for such costs), as further described below.

  VMS has been named by the U.S. Environmental Protection Agency or third parties as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, at eight sites where VAI is alleged to have shipped manufacturing waste for recycling, treatment, or disposal. VMS is also involved in various stages of environmental investigation, monitoring, and/or remediation under the direction of, or in consultation with, foreign, federal, state, and/or local agencies at certain current VMS or former VAI facilities, or is reimbursing third parties which are undertaking such investigation, monitoring, and/or remediation activities.

  For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken. As of December 29, 2000, it was nonetheless estimated that the Company's share of the future exposure for environmental-related investigation and remediation costs for these sites and facilities ranged in the aggregate from $1.6 million to $5.1 million (without discounting to present value). The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 30 years as of December 29, 2000. No amount in the foregoing range of estimated future costs is believed to be more probable of being incurred than any other amount in such range, and the Company therefore accrued $1.6 million as of December 29, 2000.

  As to other sites and facilities, sufficient knowledge has been gained to be able to better estimate the scope and costs of future environmental activities. As of December 29, 2000, it was estimated that the Company's share of the future exposure for environmental-related investigation and remediation costs for these sites and facilities ranged in the aggregate from $8.0 million to $18.3 million (without discounting to present value). The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 30 years as of December 29, 2000. As to each of these sites and facilities, it was determined that a particular amount within the range of estimated costs was a better estimate of the future environmental liability than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. Together, these amounts totaled $14.2 million at December 29, 2000. The Company therefore accrued $6.2 million as of December 29, 2000, which represents the best estimate of its share of these future costs discounted at 4%, net of inflation. This accrual is in addition to the $1.6 million described in the preceding paragraph.

  Lawsuits for recovery of environmental investigation and remediation costs already incurred, and to be incurred in the future, were filed by VAI against various insurance companies and other third parties. Following settlements with various insurance companies, VMS is still pursuing lawsuits against an insurance company and certain other third parties for the benefit of itself, VSEA, and the Company. In addition, an insurance company has agreed to pay a portion of VAI's (now VMS') future environmental-related expenditures for which the Company has an indemnity obligation, and the Company therefore has a $1.6 million receivable in Other Assets as of December 29, 2000 for the Company's share of such recovery. The Company has not reduced any environmental-related liability in anticipation of recovery on claims made against third parties.

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

Legal proceedings

  Under the terms of the Distribution, the Company agreed to defend and indemnify VSEA and VMS for costs, liabilities, and expenses with respect to legal proceedings related to the Instruments Business of VAI, and agreed to reimburse VMS for one-third of certain costs and expenses (after adjusting for any insurance proceeds and tax benefits recognized or realized by VMS for such costs and expenses) that are paid after April 2, 1999 and arise from actual or potential claims or legal proceedings relating to discontinued, former, or corporate operations of VAI. From time to time, the Company is involved in a number of its own legal actions and could incur an uninsured liability in one or more of them. While the ultimate outcome of all of the foregoing legal matters is not determinable, management believes that these matters are not reasonably likely to have a material adverse effect on the Company's financial position or results of operations.

Euro Conversion

  On January 1, 1999, 11 of the 15 member countries of the European Union established fixed conversion rates between their existing currencies (legal currencies) and one new common currency--the euro. The euro then began trading on currency exchanges and began to be used in certain business transactions. The transition period for the introduction of the euro occurs through June 2002. Beginning January 1, 2002, new euro-denominated bills and coins will be issued. Simultaneously, legacy currencies will begin to be withdrawn from circulation with the completion of the withdrawal scheduled for no later than July 1, 2002. Because of the Company's significant sales and operating profits generated in the European Union, the Company has initiated a program to identify and address risks arising from the conversion to the euro currency. These risks include, but are not limited to, converting information technology systems to handle the new currency, evaluating the competitive impact of one common currency due to, among other things, increased cross-border price transparency, evaluating the Company's exposure to currency exchange risks during and following the transition period to the euro, and determining the impact on the Company's processes for preparing and maintaining accounting and taxation records.

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

Recent Accounting Pronouncements

  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the Securities and Exchange Commission. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. SAB 101 is effective no later than the fourth quarter of fiscal years beginning after December 15, 1999, and requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion 20, "Accounting Changes." In October 2000, the Securities and Exchange Commission issued SAB 101 Frequently Asked Questions and Answers, which the Company is utilizing to determine the impact that adoption will have on its consolidated financial statements. Because the Company has complied with generally accepted accounting principles for historical revenue recognition, any change in revenue recognition resulting from SAB 101 will be reported as a change in accounting principle in the fourth quarter of fiscal year 2001 with restatements, if material, of the first, second, and third quarters of fiscal year 2001. While SAB 101 would not affect the fundamental aspects of the Company's operations as measured by shipments and cash flows, the implementation of SAB 101 could result in some changes to the timing of the Company's revenue recognition practices in certain situations, and therefore could have an effect on the Company's reported results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

  Effective September 30, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities," which was amended by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS 133 and 138 require derivatives to be measured at fair value and to be recorded as assets or liabilities on the balance sheet. The accounting for gains or losses resulting from changes in the fair values of those derivatives would be dependent upon the use of the derivative and whether it qualifies for hedge accounting. The adoption of SFAS 133 and SFAS 138 did not have a material effect on the Company's financial statements for the quarter ended December 29, 2000.

Foreign Currency Exchange Risk.

  The Company typically hedges its currency exposures associated with certain assets and liabilities denominated in non-functional currencies and with anticipated foreign currency cash flows. As a result, the effect of an immediate 10% change in exchange rates would not be material to the Company's financial condition or results of operations. The Company's forward exchange contracts have generally ranged from one to 12 months in original maturity, and no forward exchange contract has had an original maturity greater than one year. Forward exchange contracts outstanding as of December 29, 2000 that hedge the balance sheet and certain purchase commitments were effective on December 29, 2000, and accordingly there were no significant unrealized gains or losses associated with such contracts and the fair value of these contracts approximates their notional values.

Forward Exchange Contracts Outstanding as of December 29, 2000

                                                              Notional Notional
                                                               Value     Value
                                                                Sold   Purchased
                                                              -------- ---------
(In thousands)
Australian Dollar............................................ $    --   $27,986
Japanese Yen.................................................   1,054        --
British Pound................................................   4,943        --
Canadian Dollar..............................................   5,894        --
Euro.........................................................      --    16,496
                                                              -------   -------
  Total...................................................... $11,891   $44,482
                                                              =======   =======

Interest Rate Risk

  The Company has no material exposure to market risk for changes in interest rates. The Company invests primarily in short-term U.S. Treasury securities, and changes in interest rates would not be material to the Company's financial condition or results of operations. The Company primarily enters into debt obligations to support general corporate purposes, including working capital requirements, capital expenditures, and acquisitions. At December 29, 2000, most of the Company's debt obligations had fixed interest rates.

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

Debt Obligations

Principal Amounts and Related Weighted Average Interest Rates By Year of
Maturity

                       Nine Months
                         Ending                        Fiscal Years
                       ----------- ----------------------------------------------------------
                        Sept. 28,
                          2001      2002    2003    2004    2005    2006   Thereafter  Total
                       ----------- ------  ------  ------  ------  ------  ---------- -------
                                            (dollars in thousands)
Notes payable            $10,618                                                      $10,618
Average interest rate        1.8%                                                         1.8%
Long-term debt
 (including current
 portion)                $ 3,460   $6,382  $3,439  $3,227  $2,500  $2,500   $27,500   $49,008
Average interest rate        6.5%     6.9%    5.4%    5.7%    7.2%    7.2%      6.7%      6.6%

                                    PART II.
                               OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits required to be filed by Item 601 of Regulation S-K:

    None.

  (b) Reports on Form 8-K filed during the quarter ended December 29, 2000:

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

Dated: February 9, 2001