Form 10-Q
period 2001-03-30
VARIAN INC
filed 2001-05-11
CIK 1079028

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                               ----------------

                                   FORM 10-Q

(Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 For the quarterly period ended March 30, 2001

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

             For the transition period from ________ to _________

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

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[_]

The number of shares of the Registrant's common stock outstanding as of April 27, 2001 was 33,033,306.

                               TABLE OF CONTENTS

 Part I.  Financial Information..........................................     3

 Item 1.  Financial Statements...........................................     3

          Consolidated Statements of Earnings............................     3

          Consolidated Balance Sheets....................................     4

          Consolidated Statements of Cash Flows..........................     5

          Notes to the Consolidated Financial Statements.................     6

 Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations..........................................    12

 Item 3.  Quantitative and Qualitative Disclosure about Market Risk......    18

 Part II. Other Information..............................................    20

 Item 4.  Submission of Matters to a Vote of Security Holders............    20

 Item 6.  Exhibits and Reports on Form 8-K...............................    20

              RISK FACTORS RELATING TO FORWARD-LOOKING STATEMENTS

  This Quarterly Report on Form 10-Q contains "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties that could cause actual results of Varian, Inc. (the "Company") to differ materially from management's current expectations. Those risks and uncertainties include, without limitation: new product development and commercialization; growth in life science, health care and industrial sales continuing to be sufficient to offset the decline in demand from semiconductor and telecommunications customers; demand and acceptance for the Company's products; competitive products and pricing; economic conditions in the Company's product and geographic markets; foreign currency fluctuations if they adversely impact revenue growth and earnings; market investment in capital equipment; and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

                                    PART I.
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     Varian, Inc. and Subsidiary Companies
                      Consolidated Statements of Earnings
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                              Quarter Ended   Six Months Ended
                                            ----------------- -----------------
                                            Mar. 30, Mar. 31, Mar. 30, Mar. 31,
                                              2001     2000     2001     2000
                                            -------- -------- -------- --------
Sales...................................... $194,186 $177,310 $385,444 $337,262
Cost of sales..............................  119,576  109,676  239,092  207,631
                                            -------- -------- -------- --------
Gross profit...............................   74,610   67,634  146,352  129,631
                                            -------- -------- -------- --------
Operating expenses
  Sales and marketing......................   33,453   31,301   64,455   61,106
  Research and development.................    9,256    8,549   17,100   15,531
  General and administrative...............   10,625   10,679   22,100   21,016
                                            -------- -------- -------- --------
  Total operating expenses.................   53,334   50,529  103,655   97,653
                                            -------- -------- -------- --------
Operating earnings.........................   21,276   17,105   42,697   31,978
Interest expense, net......................      113      553      577    1,244
                                            -------- -------- -------- --------
Earnings before income taxes...............   21,163   16,552   42,120   30,734
Income tax expense.........................    8,254    6,314   16,427   11,987
                                            -------- -------- -------- --------
Net earnings............................... $ 12,909 $ 10,238 $ 25,693 $ 18,747
                                            ======== ======== ======== ========
Net earnings per share:
  Basic.................................... $   0.39 $   0.33 $   0.78 $   0.60
                                            ======== ======== ======== ========
  Diluted.................................. $   0.37 $   0.30 $   0.75 $   0.56
                                            ======== ======== ======== ========
Shares used in per share calculations:
  Basic....................................   32,946   31,498   32,903   31,154
                                            ======== ======== ======== ========
  Diluted..................................   34,475   33,770   34,468   33,232
                                            ======== ======== ======== ========


        See accompanying Notes to the Consolidated Financial Statements.

                     Varian, Inc. and Subsidiary Companies
                          Consolidated Balance Sheets
               (In thousands, except share and par value amounts)

                                                           Mar. 30,   Sept. 29,
                                                             2001       2000
                                                          ----------- ---------
                                                          (Unaudited)
ASSETS

Current assets
  Cash and cash equivalents..............................  $ 55,894   $ 39,708
  Accounts receivable, net...............................   161,986    168,513
  Inventories............................................   124,880    105,450
  Deferred taxes.........................................    20,845     21,044
  Other current assets...................................    11,276     10,734
                                                           --------   --------
  Total current assets...................................   374,881    345,449
Property, plant, and equipment, net......................    84,344     80,632
Other assets.............................................    95,374     86,238
                                                           --------   --------
Total assets.............................................  $554,599   $512,319
                                                           ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Current portion of long-term debt......................  $  6,366   $  6,384
  Notes payable..........................................     9,792         --
  Accounts payable.......................................    54,759     52,193
  Accrued liabilities....................................   143,740    133,825
                                                           --------   --------
  Total current liabilities..............................   214,657    192,402
Long-term debt...........................................    42,615     45,516
Deferred taxes...........................................     6,669      6,669
Other liabilities........................................    10,321     11,626
                                                           --------   --------
Total liabilities........................................   274,262    256,213
                                                           --------   --------
Contingencies (Note 8)

Stockholders' equity
  Preferred stock--par value $.01, authorized--1,000,000
   shares; issued--none..................................        --         --
  Common stock--par value $.01, authorized--99,000,000
   shares; issued and outstanding--32,989,003 shares at
   March 30, 2001 and 32,834,000 shares at Sept. 29,
   2000..................................................   225,206    222,838
  Retained earnings......................................    81,637     55,944
  Other comprehensive loss...............................   (26,506)   (22,676)
                                                           --------   --------
  Total stockholders' equity.............................   280,337    256,106
                                                           --------   --------
Total liabilities and stockholders' equity...............  $554,599   $512,319
                                                           ========   ========

        See accompanying Notes to the Consolidated Financial Statements.

                     Varian, Inc. and Subsidiary Companies
                     Consolidated Statements of Cash Flows
                                 (In thousands)
                                  (Unaudited)

                                                            Six Months Ended
                                                            ------------------
                                                            Mar. 30,  Mar. 31,
                                                              2001      2000
                                                            --------  --------
Cash flows from operating activities
Net earnings..............................................  $ 25,693  $ 18,747
Adjustments to reconcile net earnings to net cash provided
 by operating activities:
 Depreciation and amortization............................    10,153     9,317
 (Gain) loss on disposition of property, plant, and
  equipment...............................................       (81)      (29)
 Changes in assets and liabilities:
  Accounts receivable, net................................     8,804    (5,392)
  Inventories.............................................   (14,920)  (23,009)
  Other current assets....................................    (1,617)      367
  Accounts payable........................................    (3,574)   17,484
  Accrued liabilities.....................................    10,937    13,028
  Other liabilities.......................................      (797)    2,932
  Other assets............................................       839      (932)
                                                            --------  --------
Net cash provided by operating activities.................    35,437    32,513
                                                            --------  --------

Cash flows from investing activities
Proceeds from sale of property, plant, and equipment......       545       286
Purchase of property, plant, and equipment................   (12,107)  (10,558)
Purchase of businesses, net of cash acquired..............   (16,061)   (7,095)
                                                            --------  --------

Net cash used in investing activities.....................   (27,623)  (17,367)
                                                            --------  --------

Cash flows from financing activities
Issuance of debt..........................................    11,438        --
Repayment of debt.........................................    (3,343)   (3,337)
Issuance of common stock..................................     2,368    21,752
Purchase of common stock..................................        --    (2,548)
Transfers (to) from Varian Medical Systems, Inc...........    (1,190)    1,095
                                                            --------  --------
Net cash provided by financing activities.................     9,273    16,962
                                                            --------  --------
Effects of exchange rate changes on cash..................      (901)     (928)
                                                            --------  --------
Net increase in cash and cash equivalents.................    16,186    31,180
Cash and cash equivalents at beginning of period..........    39,708    23,348
                                                            --------  --------
Cash and cash equivalents at end of period................  $ 55,894  $ 54,528
                                                            ========  ========
Supplemental cash flow information
Income taxes paid.........................................  $ 11,510  $  2,453
Interest paid.............................................  $  1,707  $  1,928

        See accompanying Notes to the Consolidated Financial Statements.

                     VARIAN, INC. AND SUBSIDIARY COMPANIES

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1. Interim Consolidated Financial Statements

  These interim consolidated financial statements of Varian, Inc. and its subsidiary companies (collectively, the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The year ended September 29, 2000 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These interim consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K for the year ended September 29, 2000 filed with the Securities and Exchange Commission. In the opinion of the Company's management, the interim consolidated financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. The results of operations for the fiscal quarter and six months ended March 30, 2001 are not necessarily indicative of the results to be expected for a full year or for any other periods.

  During the fiscal quarter ended December 29, 2000, the Company acquired substantially all of the assets of Imagine Manufacturing Solutions, Inc. and R&S Technology, Inc. During the fiscal quarter ended March 30, 2001, the Company acquired all of the outstanding capital stock of Bear Instruments, Inc. These acquisitions, which did not have a material effect on the Company's operations or financial position, were accounted for using the purchase method of accounting.

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

  The Company's fiscal years reported are the 52-week periods ending on the Friday nearest September 30. Fiscal year 2001 will comprise the 52-week period ending September 28, 2001, and fiscal year 2000 was comprised of the 52-week period ended September 29, 2000. The fiscal quarters ended March 30, 2001 and March 31, 2000 each comprise 13 weeks, and the six-month periods ended March 30, 2001 and March 31, 2000 each comprise 26 weeks.

Note 3. Balance Sheet Detail

                                                              Mar. 30, Sept. 29,
                                                                2001     2000
                                                              -------- ---------
(In thousands)
INVENTORIES
Raw materials and parts...................................... $ 69,830 $ 55,649
Work in process..............................................   13,111   10,912
Finished goods...............................................   41,939   38,889
                                                              -------- --------
                                                              $124,880 $105,450
                                                              ======== ========

                     VARIAN, INC. AND SUBSIDIARY COMPANIES

Note 4. Forward Exchange Contracts

  Effective September 30, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities," which was amended by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS 133 and 138 require derivatives to be measured at fair value and to be recorded as assets or liabilities on the balance sheet. The accounting for gains or losses resulting from changes in the fair values of those derivatives would be dependent upon the use of the derivative and whether it qualifies for hedge accounting. The adoption of SFAS 133 and 138 did not have a material effect on the Company's financial statements for the fiscal quarter and the six months ended March 30, 2001.

  The Company's forward exchange contracts generally range from one to 12 months in original maturity. Forward exchange contracts outstanding as of March 30, 2001 that hedge the balance sheet and certain purchase commitments were effective March 30, 2001, and accordingly there were no significant unrealized gains or losses associated with such contracts and the fair value of these contracts approximates their notional values. Forward exchange contracts that were outstanding as of March 30, 2001 are summarized as follows:

                                                              Notional Notional
                                                               Value     Value
                                                                Sold   Purchased
                                                              -------- ---------
(In thousands)
Australian Dollar............................................ $    --   $25,966
Euro.........................................................      --    12,864
Canadian Dollar..............................................   3,966        --
British Pound................................................   4,769        --
Japanese Yen.................................................   1,553        --
                                                              -------   -------
  Total...................................................... $10,288   $38,830
                                                              =======   =======

                     VARIAN, INC. AND SUBSIDIARY COMPANIES

Note 5. Net Earnings Per Share

  Basic earnings per share are calculated based on net earnings and the weighted-average number of shares outstanding during the reported period. Diluted earnings per share include dilution from potential common stock shares issuable pursuant to the exercise of outstanding stock options determined using the treasury stock method.

  For the fiscal quarter and six months ended March 30, 2001, options to purchase 667,531 and 468,644, respectively, potential common stock shares with exercise prices greater than the weighted-average market value of such common stock were excluded from the calculation of diluted earnings per share. For the fiscal quarter and six months ended March 31, 2000, options to purchase 7,113 and 12,484, respectively, potential common stock shares with exercise prices greater than the weighted-average market value of such common stock were excluded from the calculation of diluted earnings per share.

A reconciliation follows:
(In thousands except per share amounts)

                                                                  Six Months
                                                 Quarter Ended       Ended
                                                --------------- ---------------
                                                 Mar.    Mar.    Mar.    Mar.
                                                  30,     31,     30,     31,
                                                 2001    2000    2001    2000
                                                ------- ------- ------- -------
Basic
Net earnings................................... $12,909 $10,238 $25,693 $18,747
Weighted average shares outstanding............  32,946  31,498  32,903  31,154
Net earnings per share......................... $  0.39 $  0.33 $  0.78 $  0.60
                                                ======= ======= ======= =======

Diluted
Net earnings................................... $12,909 $10,238 $25,693 $18,747
Weighted average shares outstanding              32,946  31,498  32,903  31,154
Net effect of dilutive stock options...........   1,529   2,272   1,565   2,078
                                                ------- ------- ------- -------
Total shares...................................  34,475  33,770  34,468  33,232
Net earnings per share......................... $  0.37 $  0.30 $  0.75 $  0.56
                                                ======= ======= ======= =======

Note 6. Comprehensive Income

  Comprehensive income is comprised of net income and the currency translation adjustment. Comprehensive income was $5.4 million and $4.7 million for the fiscal quarters ended March 30, 2001 and March 31, 2000, respectively and $21.9 million and $4.5 million for the six months ended March 30, 2001 and March 31, 2000, respectively.

Note 7. Debt and Credit Facilities

  In December 2000, the Company established a 364-day bank credit facility in Japan in the amount of 1.2 billion yen. The credit facility is for working capital purposes for its wholly-owned Japanese subsidiary. As of March 30, 2001, 1.2 billion yen ($9.8 million) was outstanding under this credit facility with an annual interest rate of 1.8%. This credit facility contains certain covenants that limit future borrowings of the Company and requires the maintenance by the Company of certain levels of working capital and operating results.

Note 8. Contingencies

  Environmental Matters. The Company's operations are subject to various foreign, federal, state, and local laws regulating the discharge of materials into the environment or otherwise relating to the protection of the

                     VARIAN, INC. AND SUBSIDIARY COMPANIES
environment. These regulations increase the costs and potential liabilities of the Company's operations. However, the Company does not currently anticipate that its compliance with these regulations will have a material effect upon the Company's capital expenditures, earnings, or competitive position.

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

  For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken. As of March 30, 2001, it was nonetheless estimated that the Company's share of the future exposure for environmental-related investigation and remediation costs for these sites and facilities ranged in the aggregate from $1.6 million to $5.1 million (without discounting to present value). The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 30 years as of March 30, 2001. No amount in the foregoing range of estimated future costs is believed to be more probable of being incurred than any other amount in such range, and the Company therefore accrued $1.6 million as of March 30, 2001.

  As to other sites and facilities, sufficient knowledge has been gained to be able to better estimate the scope and costs of future environmental activities. As of March 30, 2001, it was estimated that the Company's share of the future exposure for environmental-related investigation and remediation costs for these sites and facilities ranged in the aggregate from $8.0 million to $18.3 million (without discounting to present value). The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 30 years as of March 30, 2001. As to each of these sites and facilities, it was determined that a particular amount within the range of estimated costs was a better estimate of the future environmental liability than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. Together, these amounts totaled $14.1 million at March 30, 2001. The Company therefore accrued $6.3 million as of March 30, 2001, which represents the best estimate of its share of these future costs discounted at 4%, net of inflation. This accrual is in addition to the $1.6 million described in the preceding paragraph.

  Lawsuits for recovery of environmental investigation and remediation costs already incurred, and to be incurred in the future, were filed by VAI against various insurance companies and other third parties. Following settlements with various insurance companies, VMS is still pursuing lawsuits against an insurance company and certain other third parties for the benefit of itself, VSEA, and the Company. In addition, an insurance company has agreed to pay a portion of VAI's (now VMS') future environmental-related expenditures for which the Company has an indemnity obligation, and the Company therefore has a $1.6 million receivable in Other Assets as of March 30, 2001 for the Company's share of such recovery. The Company has not reduced any environmental-related liability in anticipation of recovery on claims made against third parties.

  The Company's management believes that its reserves for the foregoing and certain other environmental-related matters are adequate, but as the scope of its obligation becomes more clearly defined, these reserves may

                     VARIAN, INC. AND SUBSIDIARY COMPANIES
be modified, and related charges or credits against earnings may be made. Although any ultimate liability arising from environmental-related matters described herein could result in significant expenditures that, if aggregated and assumed to occur within a single fiscal year, would be material to the Company's financial statements, the likelihood of such occurrence is considered remote. Based on information currently available and its best assessment of the ultimate amount and timing of environmental-related events, the Company's management believes that the costs of these environmental-related matters are not reasonably likely to have a material adverse effect on the Company's financial position or results of operations.

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

                     VARIAN, INC. AND SUBSIDIARY COMPANIES

                               Industry Segments
                                 (In millions)

                                               Quarter Ended     Quarter Ended
                                             ----------------- -----------------
                                             Mar. 30, Mar. 31, Mar. 30, Mar. 31,
                                               2001     2000     2001     2000
                                             -------- -------- -------- --------
                                                                Pretax   Pretax
                                              Sales    Sales   Earnings Earnings
Scientific Instruments......................  $110.0   $102.0   $13.0    $11.3
Vacuum Technologies ........................    40.9     34.8     8.6      5.8
Electronics Manufacturing...................    43.2     40.5     2.1      3.0
                                              ------   ------   -----    -----
Total industry segments.....................   194.1    177.3    23.7     20.1
General corporate...........................      --       --    (2.5)    (3.1)
Interest expense, net.......................      --       --    (0.1)    (0.5)
                                              ------   ------   -----    -----
Total.......................................  $194.1   $177.3   $21.1    $16.5
                                              ======   ======   =====    =====

                               Industry Segments
                                 (In millions)

                                             Six Months Ended  Six Months Ended
                                             ----------------- -----------------
                                             Mar. 30, Mar. 31, Mar. 30, Mar. 31,
                                               2001     2000     2001     2000
                                             -------- -------- -------- --------
                                                                Pretax   Pretax
                                              Sales    Sales   Earnings Earnings
Scientific Instruments......................  $216.7   $196.3   $24.9    $22.6
Vacuum Technologies ........................    82.5     66.7    17.7     10.3
Electronics Manufacturing...................    86.2     74.3     4.9      5.7
                                              ------   ------   -----    -----
Total industry segments.....................   385.4    337.3    47.5     38.6
General corporate...........................      --       --    (4.8)    (6.7)
Interest expense, net.......................      --       --    (0.6)    (1.2)
                                              ------   ------   -----    -----
Total.......................................  $385.4   $337.3   $42.1    $30.7
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

  The Company's fiscal years reported are the 52-week periods ending on the Friday nearest September 30. Fiscal year 2001 will comprise the 52-week period ending September 28, 2001, and fiscal year 2000 was comprised of the 52-week period ended September 29, 2000. The fiscal quarters ended March 30, 2001 and March 31, 2000 each comprise 13 weeks, and the six-month periods ended March 30, 2001 and March 31, 2000 each comprise 26 weeks.

Results of Operations

Second Quarter of Fiscal Year 2001 Compared to Second Quarter of Fiscal Year
2000

  Sales. Sales were $194.1 million in the second quarter of fiscal year 2001, an increase of 9.5% from sales of $177.3 million in the second quarter of fiscal year 2000. Sales by the Scientific Instruments, Vacuum Technologies, and Electronics Manufacturing segments increased by 7.9%, 17.6% and 6.7%, respectively.

  Geographically, sales in North America of $114.8 million, Europe of $45.7 million and the rest of the world of $33.6 million in the second quarter of fiscal year 2001 represented increases (decreases) of 11.5%, (6.3%), and 31.9%, respectively, as compared to the second quarter of fiscal year 2000. The increase in North America was due to the sales growth in all three segments. Scientific Instruments grew 12.8%, Vacuum Technologies grew 17.7% and Electronics Manufacturing grew 6.7%. The decrease in Europe was primarily due to the sharp decline in the European currencies compared to the second quarter of fiscal year 2000. The increase in the rest of the world was primarily due to strong sales growth in Scientific Instruments.

  Gross Profit. Gross profit was $74.7 million (representing 38.4% of sales) in the second quarter of fiscal year 2001, compared to $67.6 million (representing 38.1% of sales) in the second quarter of fiscal year 2000. The $7.0 million increase in gross profit resulted primarily from the increase in sales in the second quarter of fiscal year 2001 compared to the second quarter of fiscal year 2000. The increase in gross profit as a percent of sales primarily reflects the revenue shift to Scientific Instruments and Vacuum Technologies which have higher gross profit percentages than Electronics Manufacturing, which has lower gross profit percentages (but also lower operating expenses).

  Sales and Marketing. Sales and marketing expenses were $33.5 million (representing 17.2% of sales) in the second quarter of fiscal year 2001, compared to $31.3 million (representing 17.7% of sales) in the second quarter of fiscal year 2000. The $2.2 million increase was primarily to support the sales growth. The decrease in the sales and marketing expenses as a percent of sales resulted primarily from the Company's ability to leverage these expenses as sales increased and the favorable effect on these expenses of the weaker euro and Australian dollar.

  Research and Development. Research and development expenses were $9.3 million (representing 4.8% of sales) in the second quarter of fiscal year 2001, compared to research and development expenses of $8.5 million (representing 4.8% of sales) in the second quarter of fiscal year 2000. Research and development expenditures remained consistent with the growth in sales.

  General and Administrative. General and administrative expenses were $10.6 million (representing 5.5% of sales) in the second quarter of fiscal year 2001, compared to $10.7 million (representing 6.0% of sales) in the second quarter of fiscal year 2000. The decrease as a percent of sales resulted primarily from growth in the revenues while controlling the growth in these costs.

  Net Interest Expense. Net interest expense was $0.1 million (representing 0.1% of sales) for the second quarter of fiscal year 2001, compared to $0.5 million (representing 0.3% of sales) for the second quarter of fiscal year 2000. The reduction in net interest expense resulted mainly from income on invested cash.

  Taxes on Earnings. The effective income tax rate was 39.0% for the second quarter of fiscal year 2001, compared to 38.1% for the second quarter of fiscal year 2000. The 38.1% rate for the second quarter of fiscal year 2000 reflected the adjustment needed to bring the first half of fiscal year 2000 effective income tax rate to the expected rate of 39.0% for fiscal year 2000.

  Net Earnings. Net earnings were $12.9 million ($0.37 diluted net earnings per share) in the second quarter of fiscal year 2001, compared to net earnings of $10.2 million ($0.30 diluted net earnings per share) in the second quarter of fiscal year 2000. The net earnings improvement resulted primarily from higher sales and from operating expenses growing at a lower rate than sales.

  Segments. Scientific Instruments sales of $110.0 million in the second quarter of fiscal year 2001 increased 7.9% over the second quarter of fiscal year 2000 sales of $102.0 million. The revenue growth was primarily driven by demand for life science products in NMR, liquid chromatography, molecular spectroscopy and tablet dissolution, as well as gas chromatography products used for natural gas analysis, but was negatively impacted by the strong U.S. dollar. Earnings from operations in the second quarter of fiscal year 2001 of $13.0 million (11.8% of sales) increased from $11.3 million (11.1% of sales) in the second quarter of fiscal year 2000. The increase in earnings and the percent of sales primarily reflects the product mix shift to higher margin products for life science applications in addition to controlling expenses as revenues increased.

  Vacuum Technologies sales of $40.9 million in the second quarter of fiscal year 2001 increased 17.6% above the second quarter of fiscal year 2000 sales of $34.8 million. The revenue growth was primarily driven by broad demand for industrial, research, and life science applications. The slowing in demand for semiconductor applications, which began in the first quarter of fiscal 2001, continued in the second quarter. This slowing in demand was offset by strong demand for the Company's vacuum products for other applications. The Company expects revenues for semiconductor applications to decrease further in the third quarter of fiscal year 2001, but expects continued growth for other applications. Earnings from operations in the second quarter of fiscal year 2001 of $8.6 million (21.0% of sales) were up from the $5.8 million (16.5% of sales) in the second quarter of fiscal year 2000. The improved earnings resulted from the increased sales, improved product mix, and favorable impact of the stronger U.S. dollar on the segment's Torino, Italy factory, which sold approximately 50% of its output into the U.S.

  Electronics Manufacturing sales in the second quarter of fiscal year 2001 of $43.2 million increased 6.7% from the second quarter of fiscal year 2000 sales of $40.5 million. Electronics Manufacturing continued to experience a slowing of demand, which began in the first quarter of fiscal 2001, from some of its communications customers. This slowing in demand was offset by strong demand from new customers and customers brought to the business by the acquisition in October 2000 of the operations of Imagine Manufacturing Solutions, Inc. Earnings from operations in the second quarter of fiscal year 2001 of $2.1 million (4.9% of sales) decreased from $3.0 million (7.6% of sales) in the second quarter of fiscal year 2000. The decrease in earnings from operations is primarily the result of the costs of integrating an acquisition and the start-up costs of new customers.

First Half of Fiscal Year 2001 Compared to First Half of Fiscal Year 2000

  Sales. Sales were $385.4 million in the first half of fiscal year 2001, an increase of 14.3% from sales of $337.3 million in the first half of fiscal year 2000. Sales by the Scientific Instruments, Vacuum Technologies, and Electronics Manufacturing segments increased by 10.4%, 23.8%, and 16.0%, respectively.

  Geographically, sales in North America of $233.2 million, Europe of $91.9 million and the rest of the world of $60.3 million in the first half of fiscal year 2001 represented increases (decreases) of 20.2%, (1.2%), and 20.2% respectively, as compared to the first half of fiscal year 2000. The significant increase in North America was due to the sales growth in all three segments. Scientific Instruments grew 18.8%, Vacuum Technologies grew 30.5%, and Electronics Manufacturing grew 16.0%. The decline in sales in Europe resulted mainly from the sharp decline in the European currencies compared to the first half of fiscal 2000. The increase in the rest of the world was primarily due to strong sales growth in Scientific Instruments.

  Gross Profit. Gross profit was $146.4 million (representing 38.0% of sales) in the first half of fiscal year 2001, compared to $129.6 million (representing 38.4% of sales) in the first half of fiscal year 2000. The $16.7 million increase in gross profit resulted primarily from the higher sales compared to the same period last year. Currency fluctuations contributed to lower gross margins for Scientific Instruments but contributed to higher gross margins for Vacuum Technologies compared to the same period last year. Electronics Manufacturing had lower gross margins primarily as a result of the costs of integrating an acquisition and the start-up costs of new customers.

  Sales and Marketing. Sales and marketing expenses were $64.5 million (representing 16.7% of sales) in the first half of fiscal year 2001, compared to $61.1 million (representing 18.1% of sales) in the first half of fiscal year 2000. The $3.3 million increase was primarily to support the higher sales volume. The decrease in sales and marketing expenses as a percent of sales resulted primarily from the Company's ability to leverage these expenses as sales increased and the favorable effect on these expenses of the weaker euro and Australian dollar.

  Research and Development. Research and development expenses were $17.1 million (representing 4.4% of sales) in the first half of fiscal year 2001, compared to research and development expenses of $15.5 million (representing 4.6% of sales) in the first half of fiscal year 2000. The reduction in research and development expense as a percent of sales resulted primarily from a revenue shift among segments with different research and development structures and from favorable currency effects in certain countries where the Company conducts research and development.

  General and Administrative. General and administrative expenses were $22.1 million (representing 5.7% of sales) in the first half of fiscal year 2001, compared to $21.0 million (representing 6.2% of sales) in the first half of fiscal year 2000. The decrease as a percent of sales resulted primarily from growth in the revenues while controlling the growth in these costs.

  Net Interest Expense. Net interest expense was $0.6 million (representing 0.1% of sales) for the first half of fiscal year 2001 compared to $1.2 million (representing 0.4% of sales) for the first half of fiscal year 2000. The reduction in net interest expense resulted mainly from income on invested cash.

  Taxes on Earnings. The effective income tax rate was 39.0% for the first half of fiscal year 2001 and for the first half of fiscal year 2000.

  Net Earnings. Net earnings were $25.7 million ($0.75 diluted net earnings per share) in the first half of fiscal year 2001, compared to net earnings of $18.7 million ($0.56 diluted net earnings per share) in the first half of fiscal year 2000. The net earnings improvement resulted primarily from higher sales and from operating expenses growing at a lower rate than sales.

  Segments. Scientific Instruments sales of $216.7 million in the first half of fiscal year 2001 increased 10.4% over the first half of fiscal year 2000 sales of $196.3 million. The revenue growth was primarily driven by demand for life science products in NMR, liquid chromatography, molecular spectroscopy and tablet dissolution, as well as gas chromatography products used for natural gas analysis, but was negatively impacted by the strong U.S. dollar. Earnings from operations in the first half of fiscal year 2001 of $24.9 million (11.5% of sales) increased from $22.6 million (11.5% of sales) in the first half of fiscal year 2000. The increase in earnings resulted primarily from higher sales, with the leverage of operating expenses offsetting the negative impact of the strong dollar on this segment's profitability.

  Vacuum Technologies sales of $82.5 million in the first half of fiscal year 2001 increased 23.8% above the first half of fiscal year 2000 sales of $66.7 million. The revenue growth was primarily driven by broad demand for industrial, research, and life science applications. During the first half of fiscal year 2001, this segment experienced a slowing in demand for semiconductor applications. This slowing in demand was offset by strong demand for the Company's vacuum products for other applications. The Company expects revenues for semiconductor applications to decrease further in the third quarter of fiscal year 2001, but expects continued growth for other vacuum product applications. Earnings from operations in the first half of fiscal year 2001 of $17.7 million (21.5% of sales) were up from the $10.3 million (15.4% of sales) in the first half of fiscal year 2000. The improved earnings resulted from the increased sales, improved product mix, and favorable impact of the stronger U.S. dollar on the segment's Torino, Italy factory, which sold approximately 55% of its output into the U.S.

  Electronics Manufacturing sales in the first half of fiscal year 2001 of $86.2 million increased 16.0% from the first half of fiscal year 2000 sales of $74.3 million. Electronics Manufacturing experienced a slowing of demand from some of its communications customers, which was offset by strong demand from new customers and customers brought to the business by the acquisition in October 2000 of the operations of Imagine Manufacturing Solutions, Inc. Earnings from operations in the first half of fiscal year 2001 of $4.9 million (5.6% of sales) decreased from $5.7 million (7.7% of sales) in the first half of fiscal year 2000. The decrease in earnings from operations is primarily the result of the cost of integrating an acquisition and the start-up costs of new customers.

Liquidity and Capital Resources

  The Company generated $35.4 million of cash from operating activities in the first half of fiscal year 2001, which compares to $32.5 million in the first half of fiscal year 2000. The increase in cash from operating activities resulted from improved net earnings partially offset by higher working capital requirements.

  The Company used $27.6 million of cash for investing activities in the first half of fiscal year 2001, which compares to $17.4 million in the first half of fiscal year 2000. This increase in cash used for investing activities in the first half of fiscal year 2001 was primarily due to a higher level of business acquisition activity.

  The Company generated $9.3 million of cash from financing activities in the first half of fiscal year 2001, which compares to $17.0 million in the first half of fiscal year 2000. This decrease resulted primarily from a $19.4 million decline in proceeds from issuance of common stock under stock option plans offset by the issuance of $11.4 million in debt.

  In December 2000, the Company established a 364-day bank credit facility in Japan in the amount of 1.2 billion yen. The credit facility is for working capital purposes for its wholly-owned Japanese subsidiary. As of March 30, 2001, 1.2 billion yen ($9.8 million) was outstanding under this credit facility with an annual interest rate of 1.8%. This credit facility contains certain covenants that limit future borrowings of the Company and requires the maintenance by the Company of certain levels of working capital and operating results.

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

  The Company's liquidity is affected by many other factors, some based on the normal ongoing operations of the business and others related to the uncertainties of the industry and global economies. The Company's current business strategy contemplates possible acquisitions, further stock repurchases, and/or facility expansions. Any of these activities could utilize cash currently being generated by the Company. Although the Company's cash requirements will fluctuate based on the timing and extent of these factors and activities, management believes that cash generated from operations, together with the Company's borrowing capability, will be sufficient to satisfy commitments for capital expenditures and other cash requirements for the next 12 months.

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

 For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken. As of March 30, 2001, it was nonetheless estimated that the Company's share of the future exposure for environmental-related investigation and remediation costs for these sites and facilities ranged in the aggregate from $1.6 million to $5.1 million (without discounting to present value). The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 30 years as of March 30, 2001. No amount in the foregoing range of estimated future costs is believed to be more probable of being incurred than any other amount in such range, and the Company therefore accrued $1.6 million as of March 30, 2001.

  As to other sites and facilities, sufficient knowledge has been gained to be able to better estimate the scope and costs of future environmental activities. As of March 30, 2001, it was estimated that the Company's share of the future exposure for environmental-related investigation and remediation costs for these sites and facilities ranged in the aggregate from $8.0 million to $18.3 million (without discounting to present value). The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 30 years as of March 30, 2001. As to each of these sites and facilities, it was determined that a particular amount within the range of estimated costs was a better estimate of the future environmental liability than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. Together, these amounts totaled $14.1 million at March 30, 2001. The Company therefore accrued $6.3 million as of March 30, 2001, which represents the best estimate of its share of these future costs discounted at 4%, net of inflation. This accrual is in addition to the $1.6 million described in the preceding paragraph.

  Lawsuits for recovery of environmental investigation and remediation costs already incurred, and to be incurred in the future, were filed by VAI against various insurance companies and other third parties. Following settlements with various insurance companies, VMS is still pursuing lawsuits against an insurance company and certain other third parties for the benefit of itself, VSEA, and the Company. In addition, an insurance company has agreed to pay a portion of VAI's (now VMS') future environmental-related expenditures for which the Company has an indemnity obligation, and the Company therefore has a $1.6 million receivable in Other Assets as of March 30, 2001 for the Company's share of such recovery. The Company has not reduced any environmental-related liability in anticipation of recovery on claims made against third parties.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

  Effective September 30, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities," which was amended by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS 133 and 138 require derivatives to be measured at fair value and to be recorded as assets or liabilities on the balance sheet. The accounting for gains or losses resulting from changes in the fair values of those derivatives would be dependent upon the use of the derivative and whether it qualifies for hedge accounting. The adoption of SFAS 133 and SFAS 138 did not have a material effect on the Company's financial statements for the fiscal quarter and the six months ended March 30, 2001.

Foreign Currency Exchange Risk.

  The Company typically hedges its currency exposures associated with certain assets and liabilities denominated in non-functional currencies and with anticipated foreign currency cash flows. As a result, the effect of an immediate 10% change in exchange rates would not be material to the Company's financial condition or results of operations. The Company's forward exchange contracts have generally ranged from one to 12 months in original maturity, and no forward exchange contract has had an original maturity greater than one year. Forward exchange contracts outstanding as of March 30, 2001 that hedge the balance sheet and certain purchase commitments were effective on March 30, 2001, and accordingly there were no significant unrealized gains or losses associated with such contracts and the fair value of these contracts approximates their notional values.

Forward Exchange Contracts Outstanding as of March 30, 2001

                                                              Notional Notional
                                                               Value     Value
                                                                Sold   Purchased
                                                              -------- ---------
(In thousands)
Australian Dollar............................................ $    --   $25,966
Euro.........................................................      --    12,864
Canadian Dollar..............................................   3,966        --
British Pound................................................   4,769        --
Japanese Yen.................................................   1,553        --
                                                              -------   -------
  Total...................................................... $10,288   $38,830
                                                              =======   =======

Interest Rate Risk

  The Company has no material exposure to market risk for changes in interest rates. The Company invests primarily in short-term U.S. Treasury securities and money market funds, and changes in interest rates would not be material to the Company's financial condition or results of operations. The Company primarily enters into debt obligations to support general corporate purposes, including working capital requirements, capital expenditures, and acquisitions. At March 30, 2001, most of the Company's debt obligations had fixed interest rates.

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

Debt Obligations

Principal Amounts and Related Weighted Average Interest Rates By Year of
Maturity

                           Six Months
                             Ending                         Fiscal Years
                         -------------- ----------------------------------------------------------
                         Sept. 28, 2001  2002    2003    2004    2005    2006   Thereafter  Total
                         -------------- ------  ------  ------  ------  ------  ---------- -------
                                            (dollars in thousands)
Notes payable...........     $9,792                                                        $ 9,792
Average interest rate...        1.8%                                                           1.8%
Long-term debt
 (including current
 portion)...............     $3,186     $6,406  $3,546  $3,343  $2,500  $2,500   $27,500   $48,981
Average interest rate...        7.0%       6.9%    5.3%    5.5%    7.2%    7.2%      6.7%      6.6%

                                   PART II.

                               OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  At the Company's Annual Meeting of Stockholders held on February 8, 2001, the Company's stockholders considered and voted on the election of two Class II directors to the Board of Directors for three-year terms. The voting on each nominee for director was as follows:

  John G. McDonald: 29,797,410 votes for, 158,285 votes withheld, and 0 broker non-votes/1/
  Wayne R. Moon: 29,792,658 votes for, 158,037 votes withheld, and 0 broker non-votes/1/

/1/ Pursuant to the rules of The Nasdaq Market, Inc., this election of directors constituted a routine matter allowing brokers to vote without receipt of instructions from clients.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits required to be filed by Item 601 of Regulation S-K:

  None.

  (b) Reports on Form 8-K filed during the fiscal quarter ended March 30, 2001:

  None.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          VARIAN, INC.
                                           (Registrant)

                                                 /s/ G. Edward McClammy
                                          By __________________________________
                                                    G. Edward McClammy
                                              Vice President, Chief Financial
                                                   Officer and Treasurer
                                               (Duly Authorized Officer and
                                               Principal Financial Officer)

Dated: May 11, 2001