Form 10-Q
period 2001-06-29
VARIAN INC
filed 2001-08-10
CIK 1079028

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                               ----------------

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 For the quarterly period ended June 29, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

             For the transition period from ________ to ________

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

   The number of shares of the Registrant's common stock outstanding as of July 27, 2001 was 33,190,772.

                               TABLE OF CONTENTS

 Part I.  Financial Information..........................................     3

 Item 1.  Financial Statements...........................................     3

          Consolidated Statements of Earnings............................     3

          Consolidated Balance Sheets....................................     4

          Consolidated Statements of Cash Flows..........................     5

          Notes to the Consolidated Financial Statements.................     6

 Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations..........................................    12

 Item 3.  Quantitative and Qualitative Disclosure about Market Risk......    19

 Part II. Other Information..............................................    21

 Item 6.  Exhibits and Reports on Form 8-K...............................    21

              RISK FACTORS RELATING TO FORWARD-LOOKING STATEMENTS

  This Quarterly Report on Form 10-Q contains "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties that could cause actual results of Varian, Inc. (the "Company") to differ materially from management's current expectations. Those risks and uncertainties include, without limitation: new product development and commercialization; growth in life science, health care and industrial sales continuing to be sufficient to offset the decline in demand from semiconductor and telecommunications customers; demand and acceptance for the Company's products; competitive products and pricing; economic conditions in the Company's product and geographic markets; foreign currency fluctuations if they adversely impact revenue growth and earnings; market investment in capital equipment, particularly equipment requiring vacuum products; the impact of SAB 101, "Revenue Recognition," on the timing of the Company's recognition of revenue and results reported for prior and future periods; and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

                                    PART I.
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     Varian, Inc. and Subsidiary Companies
                      Consolidated Statements of Earnings
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                              Quarter Ended   Nine Months Ended
                                            ----------------- -----------------
                                            Jun. 29, Jun. 30, Jun. 29, Jun. 30,
                                              2001     2000     2001     2000
                                            -------- -------- -------- --------
Sales...................................... $191,499 $181,996 $576,943 $519,258
Cost of sales..............................  118,985  114,690  358,077  322,321
                                            -------- -------- -------- --------

Gross profit...............................   72,514   67,306  218,866  196,937
                                            -------- -------- -------- --------

Operating expenses
  Sales and marketing......................   32,491   31,302   96,946   92,408
  Research and development.................    9,345    8,265   26,445   23,796
  General and administrative...............    9,592    8,303   31,692   29,319
                                            -------- -------- -------- --------

  Total operating expenses.................   51,428   47,870  155,083  145,523
                                            -------- -------- -------- --------

Operating earnings.........................   21,086   19,436   63,783   51,414
Interest expense, net......................      244      353      821    1,597
                                            -------- -------- -------- --------

Earnings before income taxes...............   20,842   19,083   62,962   49,817
Income tax expense.........................    8,128    7,442   24,555   19,429
                                            -------- -------- -------- --------

Net earnings............................... $ 12,714 $ 11,641 $ 38,407 $ 30,388
                                            ======== ======== ======== ========

Net earnings per share:
  Basic.................................... $   0.38 $   0.36 $   1.17 $   0.97
                                            ======== ======== ======== ========
  Diluted.................................. $   0.37 $   0.34 $   1.11 $   0.91
                                            ======== ======== ======== ========
Shares used in per share calculations:
  Basic....................................   33,055   32,159   32,956   31,456
                                            ======== ======== ======== ========
  Diluted..................................   34,459   34,136   34,469   33,533
                                            ======== ======== ======== ========


        See accompanying Notes to the Consolidated Financial Statements.

                     Varian, Inc. and Subsidiary Companies
                          Consolidated Balance Sheets
               (In thousands, except share and par value amounts)

                                                           Jun. 29,   Sept. 29,
                                                             2001       2000
                                                          ----------- ---------
                                                          (Unaudited)
ASSETS

Current assets
  Cash and cash equivalents..............................  $ 46,998   $ 39,708
  Accounts receivable, net...............................   156,857    168,513
  Inventories............................................   123,799    105,450
  Deferred taxes.........................................    19,304     21,044
  Other current assets...................................    12,956     10,734
                                                           --------   --------

  Total current assets...................................   359,914    345,449
Property, plant, and equipment, net......................    87,118     80,632
Other assets.............................................    94,402     86,238
                                                           --------   --------

Total assets.............................................  $541,434   $512,319
                                                           ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Current portion of long-term debt......................  $  6,379   $  6,384
  Accounts payable.......................................    50,099     52,193
  Accrued liabilities....................................   136,741    133,825
                                                           --------   --------

  Total current liabilities..............................   193,219    192,402
Long-term debt...........................................    39,882     45,516
Deferred taxes...........................................        --      6,669
Other liabilities........................................     9,898     11,626
                                                           --------   --------

Total liabilities........................................   242,999    256,213
                                                           --------   --------
Contingencies (Note 8)

Stockholders' equity
  Preferred stock--par value $.01, authorized--1,000,000
   shares; issued--none..................................        --         --
  Common stock--par value $.01, authorized--99,000,000
   shares; issued and outstanding--33,144,899 shares at
   Jun. 29, 2001 and 32,834,000 shares at Sept. 29,
   2000..................................................   231,089    222,838
  Retained earnings......................................    94,351     55,944
  Other comprehensive loss...............................   (27,005)   (22,676)
                                                           --------   --------

  Total stockholders' equity.............................   298,435    256,106
                                                           --------   --------

Total liabilities and stockholders' equity...............  $541,434   $512,319
                                                           ========   ========

        See accompanying Notes to the Consolidated Financial Statements.

                     Varian, Inc. and Subsidiary Companies
                     Consolidated Statements of Cash Flows
                                 (In thousands)
                                  (Unaudited)

                                                            Nine Months Ended
                                                            ------------------
                                                            Jun. 29,  Jun. 30,
                                                              2001      2000
                                                            --------  --------
Cash flows from operating activities
Net earnings..............................................  $ 38,407  $ 30,388
Adjustments to reconcile net earnings to net cash provided
 by operating activities:
  Depreciation and amortization...........................    15,627    13,695
  (Gain) loss on disposition of property, plant, and
   equipment..............................................       (21)      (78)
  Tax benefit from stock option deductions................     3,986     8,200
  Deferred taxes..........................................    (5,015)       --
  Changes in assets and liabilities:
    Accounts receivable, net..............................    12,908    (7,318)
    Inventories...........................................   (14,544)  (28,709)
    Other current assets..................................    (2,797)     (515)
    Accounts payable......................................    (8,113)    9,335
    Accrued liabilities...................................     4,793    12,027
    Other liabilities.....................................    (1,262)    3,412
    Other assets..........................................       886      (870)
                                                            --------  --------
Net cash provided by operating activities.................    44,855    39,567
                                                            --------  --------
Cash flows from investing activities
Proceeds from sale of property, plant, and equipment......       589       428
Purchase of property, plant, and equipment................   (19,789)  (14,430)
Purchase of businesses, net of cash acquired..............   (16,061)   (7,095)
                                                            --------  --------

Net cash used in investing activities.....................   (35,261)  (21,097)
                                                            --------  --------
Cash flows from financing activities
Issuance of debt..........................................    11,691        --
Repayment of debt.........................................   (16,184)   (5,534)
Issuance of common stock..................................     4,265    22,084
Purchase of common stock..................................        --    (9,696)
Transfers (to) from Varian Medical Systems, Inc...........    (1,392)    1,095
                                                            --------  --------
Net cash provided by financing activities.................    (1,620)    7,949
                                                            --------  --------
Effects of exchange rate changes on cash..................      (684)   (1,288)
                                                            --------  --------
Net increase in cash and cash equivalents.................     7,290    25,131
Cash and cash equivalents at beginning of period..........    39,708    23,348
                                                            --------  --------
Cash and cash equivalents at end of period................  $ 46,998  $ 48,479
                                                            ========  ========
Supplemental cash flow information
Income taxes paid.........................................  $ 20,779  $  5,251
Interest paid.............................................  $  2,583  $  2,844

        See accompanying Notes to the Consolidated Financial Statements.

                     VARIAN, INC. AND SUBSIDIARY COMPANIES

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1. Interim Consolidated Financial Statements

  These interim consolidated financial statements of Varian, Inc. and its subsidiary companies (collectively, the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The year ended September 29, 2000 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These interim consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K for the year ended September 29, 2000 filed with the Securities and Exchange Commission. In the opinion of the Company's management, the interim consolidated financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. The results of operations for the fiscal quarter and nine months ended June 29, 2001 are not necessarily indicative of the results to be expected for a full year or for any other periods.

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

  The Company's fiscal years reported are the 52-week periods ending on the Friday nearest September 30. Fiscal year 2001 will comprise the 52-week period ending September 28, 2001, and fiscal year 2000 was comprised of the 52-week period ended September 29, 2000. The fiscal quarters ended June 29, 2001 and June 30, 2000 each comprise 13 weeks, and the nine-month periods ended June 29, 2001 and June 30, 2000 each comprise 39 weeks.

Note 3. Balance Sheet Detail

                                                             Jun. 29,  Sept. 29,
                                                               2001      2000
                                                             --------- ---------
(In thousands)
INVENTORIES
Raw materials and parts..................................... $  67,473 $ 55,649
Work in process.............................................    13,162   10,912
Finished goods..............................................    43,164   38,889
                                                             --------- --------
                                                             $ 123,799 $105,450
                                                             ========= ========

                     VARIAN, INC. AND SUBSIDIARY COMPANIES

Note 4. Forward Exchange Contracts

  Effective September 30, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities," which was amended by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS 133 and 138 require derivatives to be measured at fair value and to be recorded as assets or liabilities on the balance sheet. The accounting for gains or losses resulting from changes in the fair values of those derivatives would be dependent upon the use of the derivative and whether it qualifies for hedge accounting. The adoption of SFAS 133 and 138 did not have a material effect on the Company's financial statements for the fiscal quarter or the nine months ended June 29, 2001.

  The Company's forward exchange contracts generally range from one to 12 months in original maturity. Forward exchange contracts outstanding as of June 29, 2001 that hedge the balance sheet were effective June 29, 2001, and accordingly there were no significant unrealized gains or losses associated with such contracts and the fair value of these contracts approximates their notional values. Forward exchange contracts that were outstanding as of June 29, 2001 are summarized as follows:

                                                              Notional Notional
                                                               Value     Value
                                                                Sold   Purchased
                                                              -------- ---------
(In thousands)
Australian Dollar............................................  $   --   $30,131
Euro.........................................................      --    23,350
Canadian Dollar..............................................   2,368        --
British Pound................................................   2,145        --
Japanese Yen.................................................   3,058        --
                                                               ------   -------
  Total......................................................  $7,571   $53,481
                                                               ======   =======

Note 5. Net Earnings Per Share

  Basic earnings per share are calculated based on net earnings and the weighted-average number of shares outstanding during the reported period. Diluted earnings per share include dilution from potential common stock shares issuable pursuant to the exercise of outstanding stock options determined using the treasury stock method.

  For the fiscal quarter and nine months ended June 29, 2001, options to purchase 682,898 and 536,911, respectively, potential common stock shares with exercise prices greater than the weighted-average market value of such common stock were excluded from the calculation of diluted earnings per share. For the fiscal quarter and nine months ended June 30, 2000, options to purchase 36,182 and 17,052, respectively, potential common stock shares with exercise prices greater than the weighted-average market value of such common stock were excluded from the calculation of diluted earnings per share.

                     VARIAN, INC. AND SUBSIDIARY COMPANIES

A reconciliation follows:
(In thousands except per share amounts)

                                                                  Nine Months
                                                 Quarter Ended       Ended
                                                --------------- ---------------
                                                 Jun.    Jun.    Jun.    Jun.
                                                  29,     30,     29,     30,
                                                 2001    2000    2001    2000
                                                ------- ------- ------- -------
Basic
Net earnings................................... $12,714 $11,641 $38,407 $30,388
Weighted average shares outstanding............  33,055  32,159  32,956  31,456
Net earnings per share......................... $  0.38 $  0.36 $  1.17 $  0.97
                                                ======= ======= ======= =======
Diluted
Net earnings................................... $12,714 $11,641 $38,407 $30,388
Weighted average shares outstanding............  33,055  32,159  32,956  31,456
Net effect of dilutive stock options...........   1,404   1,977   1,513   2,077
                                                ------- ------- ------- -------
Total shares...................................  34,459  34,136  34,469  33,533
Net earnings per share......................... $  0.37 $  0.34 $  1.11 $  0.91
                                                ======= ======= ======= =======

Note 6. Comprehensive Income

  Comprehensive income is comprised of net income and the currency translation adjustment. Comprehensive income was $12.2 million and $10.4 million for the fiscal quarters ended June 29, 2001 and June 30, 2000, respectively, and $34.1 million and $14.9 million for the nine months ended June 29, 2001 and June 30, 2000, respectively.

Note 7. Debt and Credit Facilities

  In December 2000, the Company established a 364-day bank credit facility in Japan in the amount of 1.2 billion yen (approximately $9.8 million). The credit facility is for working capital purposes for its wholly-owned Japan subsidiary. As of June 29, 2001, no amount was outstanding under this credit facility. This credit facility contains certain covenants that limit future borrowings of the Company and requires the maintenance by the Company of certain levels of working capital and operating results.

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

  VMS has been named by the U.S. Environmental Protection Agency or third parties as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act of 1980,

                     VARIAN, INC. AND SUBSIDIARY COMPANIES
as amended, at eight sites where VAI is alleged to have shipped manufacturing waste for recycling, treatment, or disposal. VMS is also involved in various stages of environmental investigation, monitoring, and/or remediation under the direction of, or in consultation with, foreign, federal, state, and/or local agencies at certain current VMS or former VAI facilities, or is reimbursing third parties which are undertaking such investigation, monitoring, and/or remediation activities.

  For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken. As of June 29, 2001, it was nonetheless estimated that the Company's share of the future exposure for environmental-related investigation and remediation costs for these sites and facilities ranged in the aggregate from $1.5 million to $5.0 million (without discounting to present value). The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 30 years as of June 29, 2001. No amount in the foregoing range of estimated future costs is believed to be more probable of being incurred than any other amount in such range, and the Company therefore accrued $1.5 million as of June 29, 2001.

  As to other sites and facilities, sufficient knowledge has been gained to be able to better estimate the scope and costs of future environmental activities. As of June 29, 2001, it was estimated that the Company's share of the future exposure for environmental-related investigation and remediation costs for these sites and facilities ranged in the aggregate from $7.8 million to $18.1 million (without discounting to present value). The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 30 years as of June 29, 2001. As to each of these sites and facilities, it was determined that a particular amount within the range of estimated costs was a better estimate of the future environmental liability than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. Together, these amounts totaled $13.8 million at June 29, 2001. The Company therefore accrued $6.1 million as of June 29, 2001, which represents the best estimate of its share of these future costs discounted at 4%, net of inflation. This accrual is in addition to the $1.5 million described in the preceding paragraph.

  Lawsuits for recovery of environmental investigation and remediation costs already incurred, and to be incurred in the future, were filed by VAI against various insurance companies and other third parties. Following settlements with or judgments against those insurance companies, VMS is still pursuing a lawsuit against a third party for the benefit of itself, VSEA, and the Company. One insurance company has agreed to pay a portion of certain of VAI's (now VMS') future environmental-related expenditures for which the Company has an indemnity obligation, and the Company therefore has a $1.4 million receivable in Other Assets as of June 29, 2001 for the Company's share of such recovery. The Company has not reduced any environmental-related liability in anticipation of recovery on claims made against third parties.

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

                     VARIAN, INC. AND SUBSIDIARY COMPANIES

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

                               Industry Segments
                                 (In millions)

                                               Quarter Ended     Quarter Ended
                                             ----------------- -----------------
                                             Jun. 29, Jun. 30, Jun. 29, Jun. 30,
                                               2001     2000     2001     2000
                                             -------- -------- -------- --------
                                                                Pretax   Pretax
                                              Sales    Sales   Earnings Earnings
Scientific Instruments......................  $111.7   $100.4   $13.4    $10.9
Vacuum Technologies ........................    32.9     35.4     5.7      6.2
Electronics Manufacturing...................    46.9     46.2     3.0      3.6
                                              ------   ------   -----    -----
Total industry segments.....................   191.5    182.0    22.1     20.7
General corporate...........................      --       --    (1.0)    (1.2)
Interest expense, net.......................      --       --    (0.2)    (0.4)
                                              ------   ------   -----    -----
Total.......................................  $191.5   $182.0   $20.9    $19.1
                                              ======   ======   =====    =====

                     VARIAN, INC. AND SUBSIDIARY COMPANIES

                               Industry Segments
                                 (In millions)

                                             Nine Months Ended Nine Months Ended
                                             ----------------- -----------------
                                             Jun. 29, Jun. 30, Jun. 29, Jun. 30,
                                               2001     2000     2001     2000
                                             -------- -------- -------- --------
                                                                Pretax   Pretax
                                              Sales    Sales   Earnings Earnings
Scientific Instruments...................... $  328.4 $  296.7  $38.3    $33.5
Vacuum Technologies ........................    115.4    102.1   23.4     16.5
Electronics Manufacturing...................    133.1    120.5    7.9      9.3
                                             -------- --------  -----    -----
Total industry segments.....................    576.9    519.3   69.6     59.3
General corporate...........................       --       --   (5.8)    (7.9)
Interest expense, net.......................       --       --   (0.8)    (1.6)
                                             -------- --------  -----    -----
Total....................................... $  576.9 $  519.3  $63.0    $49.8
                                             ======== ========  =====    =====

Note 10. Recent Accounting Pronouncements

  In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. The Company will be required to adopt SAB 101 in its fiscal fourth quarter ending September 28, 2001. While SAB 101 will not affect the fundamental aspects of the Company's operations as measured by shipments and cash flows, the adoption of SAB 101 will result in a deferral in the recognition of revenue in certain situations, primarily for the NMR product line of the Scientific Instruments segment because customer acceptance often occurs subsequent to shipment of NMR systems. The Company is still assessing the impact of SAB 101 on its consolidated financial statements, but believes adoption of SAB 101 will result in some changes to historically reported revenues, operating results, and net income. Accordingly, any shipments previously recorded as revenue, including revenue reported for the first, second, and third quarters of fiscal 2001 that do not meet the requirements of SAB 101, will be recorded as revenue in periods subsequent to that in which they were originally recorded as required by SFAS No. 3 "Reporting Accounting Changes in Interim Financial Statements." The Company will report the impact of revenues recognized prior to fiscal year 2001 that did not meet SAB 101 recognition criteria as a cumulative effect of accounting change on the first day of fiscal year 2001 (September 30, 2000) as required by SAB 101; that cumulative effect is still being determined but will likely be significant.

  In July 2001, the Financial Accounting Standards Board ("FASB") issued FASB Statements Nos. 141 and 142 ("FAS 141" and "FAS 142"), "Business Combinations" and "Goodwill and Other Intangible Assets." FAS 141 eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under FAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. FAS 141 and FAS 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of FAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the new criteria for recognition as intangibles under FAS 141 will be reclassified to goodwill. Companies are required to adopt
FAS 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted in certain circumstances. The Company plans to adopt FAS 142 on the first day of fiscal year 2002 (September 29, 2001). In connection with the adoption of FAS 142, the Company will be required to perform a transitional goodwill impairment assessment. The Company has not yet determined the impact that implementation of these standards will have on its results of operations and financial position.

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

  The Company's fiscal years reported are the 52-week periods ending on the Friday nearest September 30. Fiscal year 2001 will comprise the 52-week period ending September 28, 2001, and fiscal year 2000 was comprised of the 52-week period ended September 29, 2000. The fiscal quarters ended June 29, 2001 and June 30, 2000 each comprise 13 weeks, and the nine-month periods ended June 29, 2001 and June 30, 2000 each comprise 39 weeks.

Results of Operations

Third Quarter of Fiscal Year 2001 Compared to Third Quarter of Fiscal Year
2000

  Sales. Sales were $191.5 million in the third quarter of fiscal year 2001, an increase of 5.2% from sales of $182.0 million in the third quarter of fiscal year 2000. Sales by the Scientific Instruments, Vacuum Technologies, and Electronics Manufacturing segments increased (decreased) by 11.3%, (7.3%) and 1.6%, respectively.

  Geographically, sales in North America of $122.7 million, Europe of $42.2 million and the rest of the world of $26.6 million in the third quarter of fiscal year 2001 represented increases (decreases) of 10.1%, 4.2%, and (11.6%), respectively, as compared to the third quarter of fiscal year 2000. The increase in North America was due to the sales growth in Scientific Instruments and Electronics Manufacturing partially offset by a decline in Vacuum Technologies; Scientific Instruments grew 32.3%, Vacuum Technologies decreased (11.0%) and Electronics Manufacturing grew 1.6%. The increase in Europe was primarily driven by Scientific Instrument sales growth partially offset by the decline in the European currencies compared to the third quarter of fiscal year 2000. The decrease in the rest of the world was primarily due to the timing of sales of large dollar NMR systems in Japan in the year ago period.

  Gross Profit. Gross profit was $72.5 million (representing 37.9% of sales) in the third quarter of fiscal year 2001, compared to $67.3 million (representing 37.0% of sales) in the third quarter of fiscal year 2000. The $5.2 million increase in gross profit resulted primarily from the increase in sales in the third quarter of fiscal year 2001 compared to the third quarter of fiscal year 2000. The increase in gross profit as a percent of sales primarily reflects the revenue shift to Scientific Instruments, which has higher gross profit margins than the Company's other segments, and higher gross profit margins in Vacuum Technologies due primarily to the favorable effect of the weaker Euro and certain improvements in product costs.

  Sales and Marketing. Sales and marketing expenses were $32.5 million (representing 17.0% of sales) in the third quarter of fiscal year 2001, compared to $31.3 million (representing 17.2% of sales) in the third quarter of fiscal year 2000. The $1.2 million increase was primarily to support the sales growth. The decrease in sales and marketing expenses as a percent of sales resulted primarily from the Company's ability to leverage these expenses as sales increased and from the favorable effect on these expenses of the weaker Euro and Australian dollar.

  Research and Development. Research and development expenses were $9.3 million (representing 4.9% of sales) in the third quarter of fiscal year 2001, compared to research and development expenses of $8.3 million (representing 4.5% of sales) in the third quarter of fiscal year 2000. Research and development expenses increased from the year ago quarter primarily because the Company continued to increase its focus on new product development for life science and health care applications.

  General and Administrative. General and administrative expenses were $9.6 million (representing 5.0% of sales) in the third quarter of fiscal year 2001, compared to $8.3 million (representing 4.6% of sales) in the third quarter of fiscal year 2000. The increases resulted primarily from increased goodwill amortization and other general and administrative costs of acquired businesses since the third quarter of fiscal year 2000.

  Net Interest Expense. Net interest expense was $0.2 million (representing 0.1% of sales) for the third quarter of fiscal year 2001, compared to $0.4 million (representing 0.2% of sales) for the third quarter of fiscal year 2000. The reduction in net interest expense resulted mainly from reduced debt levels.

  Taxes on Earnings. The effective income tax rate was 39.0% for both the third quarter of fiscal year 2001 and the third quarter of fiscal year 2000.

  Net Earnings. Net earnings were $12.7 million ($0.37 diluted net earnings per share) in the third quarter of fiscal year 2001, compared to net earnings of $11.6 million ($0.34 diluted net earnings per share) in the third quarter of fiscal year 2000. The net earnings improvement resulted primarily from higher sales and gross profit margins.

  Segments. Scientific Instruments sales of $111.7 million in the third quarter of fiscal year 2001 increased 11.3% over the third quarter of fiscal year 2000 sales of $100.4 million. The revenue growth was primarily driven by demand for life science products in NMR, liquid chromatography, molecular spectroscopy, and tablet dissolution, as well as for certain chemical analysis products, but was negatively impacted by the strong U.S. dollar. Earnings from operations in the third quarter of fiscal year 2001 of $13.4 million (12.0% of sales) increased from $10.9 million (10.9% of sales) in the third quarter of fiscal year 2000. The increase in earnings and percent of sales primarily reflects the product mix shift to higher margin products for life science applications in addition to controlling expenses as revenues increased.

  Vacuum Technologies sales of $32.9 million in the third quarter of fiscal year 2001 decreased (7.3%) from third quarter of fiscal year 2000 sales of $35.4 million. The revenue decrease was caused primarily by continued slow demand for semiconductor applications, partially offset by higher revenues for life science applications. The Company expects Vacuum Technologies' revenues to fall sequentially in the fourth quarter of fiscal year 2001 by $2-$3 million but then to show a gradual recovery as early as the first half of fiscal year 2002. Earnings from operations in the third quarter of fiscal year 2001 of $5.7 million (17.1% of sales) were down from the $6.2 million (17.4% of sales) in the third quarter of fiscal year 2000. The decreased earnings resulted from the decreased sales, offset by tight cost controls, improved product mix, and favorable impact of the stronger U.S. dollar on the segment's Torino, Italy factory, which sold approximately 55% of its output into the U.S.

  Electronics Manufacturing sales in the third quarter of fiscal year 2001 of $46.9 million increased 1.6% from third quarter of fiscal year 2000 sales of $46.2 million. Electronics Manufacturing continued to experience a slowing of demand, which began in the first quarter of fiscal 2001, from some of its communications customers. This slowing in demand was offset by strong demand from new medical device customers and customers brought to the business by the acquisition in October 2000 of the operations of Imagine Manufacturing Solutions, Inc. Earnings from operations in the third quarter of fiscal year 2001 of $3.0 million (6.6% of sales) decreased from $3.6 million (7.7% of sales) in the third quarter of fiscal year 2000. The decrease in earnings was primarily the result of the costs of integrating an acquisition and start-up costs for new customers.

First Nine Months of Fiscal Year 2001 Compared to First Nine Months of Fiscal Year 2000

  Sales. Sales were $576.9 million in the first nine months of fiscal year 2001, an increase of 11.1% from sales of $519.3 million in the first nine months of fiscal year 2000. Sales by the Scientific Instruments, Vacuum Technologies, and Electronics Manufacturing segments increased by 10.7%, 13.0%, and 10.5%, respectively.

  Geographically, sales in North America of $355.9 million, Europe of $134.1 million and the rest of the world of $86.9 million in the first nine months of fiscal year 2001 represented increases of 16.5%, 0.4%, and 8.3%, respectively, as compared to the first nine months of fiscal year 2000. The significant increase in North America was due to the sales growth in all three segments; Scientific Instruments grew 23.4%, Vacuum Technologies grew 15.1%, and Electronics Manufacturing grew 10.5%. The almost flat sales in Europe resulted mainly from the sharp decline in the European currencies compared to the first nine months of fiscal year 2000. The increase in the rest of the world was primarily due to strong sales growth in Scientific Instruments.

  Gross Profit. Gross profit was $218.9 million (representing 37.9% of sales) in the first nine months of fiscal year 2001, compared to $196.9 million (representing 37.9% of sales) in the first nine months of fiscal year 2000. The $21.9 million increase in gross profit resulted primarily from the higher sales compared to the same period last year. Currency fluctuations contributed to lower gross margins for Scientific Instruments but contributed to higher gross margins for Vacuum Technologies compared to the same period last year. Electronics Manufacturing had lower gross margins primarily as a result of the costs of integrating an acquisition and start-up costs for new customers.

  Sales and Marketing. Sales and marketing expenses were $96.9 million (representing 16.8% of sales) in the first nine months of fiscal year 2001, compared to $92.4 million (representing 17.8% of sales) in the first nine months of fiscal year 2000. The $4.5 million increase was primarily to support the higher sales volume. The decrease in sales and marketing expenses as a percent of sales resulted primarily from the Company's ability to leverage these expenses as sales increased and from the favorable effect on these expenses of the weaker Euro and Australian dollar.

  Research and Development. Research and development expenses were $26.4 million (representing 4.6% of sales) in the first nine months of fiscal year 2001, compared to research and development expenses of $23.8 million (representing 4.6% of sales) in the first nine months of fiscal year 2000. Both Scientific Instruments and Vacuum Technologies increased research and development expenses in line with their revenue growth.

  General and Administrative. General and administrative expenses were $31.7 million (representing 5.5% of sales) in the first nine months of fiscal year 2001, compared to $29.3 million (representing 5.6% of sales) in the first nine months of fiscal year 2000. The decrease as a percent of sales resulted primarily from growth in the revenues while controlling the growth in these costs.

  Net Interest Expense. Net interest expense was $0.8 million (representing 0.1% of sales) for the first nine months of fiscal year 2001 compared to $1.6 million (representing 0.3% of sales) for the first nine months of fiscal year 2000. The reduction in net interest expense resulted mainly from income on invested cash and reduced expenses from decreased debt levels.

  Taxes on Earnings. The effective income tax rate was 39.0% for the first nine months of fiscal year 2001 and for the first nine months of fiscal year 2000.

  Net Earnings. Net earnings were $38.4 million ($1.11 diluted net earnings per share) in the first nine months of fiscal year 2001, compared to net earnings of $30.4 million ($0.91 diluted net earnings per share) in the first nine months of fiscal year 2000. The net earnings improvement resulted primarily from higher sales and from operating expenses growing at a lower rate than sales.

  Segments. Scientific Instruments sales of $328.4 million in the first nine months of fiscal year 2001 increased 10.7% over the first nine months of fiscal year 2000 sales of $296.7 million. The revenue growth was primarily driven by demand for life science products in NMR, liquid chromatography, molecular spectroscopy, and tablet dissolution, as well as for certain chemical analysis products, but was negatively impacted by the strong U.S. dollar. Earnings from operations in the first nine months of fiscal year 2001 of $38.3 million (11.7% of sales) increased from $33.5 million (11.3% of sales) in the first nine months of fiscal year 2000. The increase in earnings resulted primarily from higher sales, with the leverage of operating expenses offsetting the negative impact of the strong U.S. dollar on profitability.

  Vacuum Technologies sales of $115.4 million in the first nine months of fiscal year 2001 increased 13.0% above the first nine months of fiscal year 2000 sales of $102.1 million. The revenue growth was primarily driven by broad demand for industrial, research, and life science applications partially offset by a slowing in demand for semiconductor applications. The Company expects Vacuum Technologies' revenues to decrease further in the fourth quarter of fiscal year 2001, but then to show a gradual recovery as early as the first half of fiscal year 2002. Earnings from operations in the first nine months of fiscal year 2001 of $23.4 million (20.2% of sales) were up from the $16.5 million (16.1% of sales) in the first nine months of fiscal year 2000. The improved earnings resulted from the increased sales, improved product mix, and favorable impact of the stronger U.S. dollar on the segment's Torino, Italy factory, which sold approximately 55% of its output into the U.S.

  Electronics Manufacturing sales in the first nine months of fiscal year 2001 of $133.1 million increased 10.5% from the first nine months of fiscal year 2000 sales of $120.5 million. Electronics Manufacturing experienced a slowing of demand from some of its communications customers, which was offset by strong demand from new medical device customers and customers brought to the business by the acquisition in October 2000 of the operations of Imagine Manufacturing Solutions, Inc. Earnings from operations in the first nine months of fiscal year 2001 of $7.9 million (6.0% of sales) decreased from $9.3 million (7.7% of sales) in the first nine months of fiscal year 2000. The decrease in earnings was primarily the result of the cost of integrating an acquisition and start-up costs for new customers.

Liquidity and Capital Resources

  The Company generated $44.9 million of cash from operating activities in the first nine months of fiscal year 2001, which compares to $39.6 million in the first nine months of fiscal year 2000. The increase in cash from operating activities resulted primarily from improved net earnings.

  The Company used $35.3 million of cash for investing activities in the first nine months of fiscal year 2001, which compares to $21.1 million in the first nine months of fiscal year 2000. This increase in cash used for investing activities in the first nine months of fiscal year 2001 was primarily due to a higher level of business acquisition activity.

  The Company used $1.6 million of cash for financing activities in the first nine months of fiscal year 2001, which compares to $7.9 million generated in the first nine months of fiscal year 2000. This decrease resulted primarily from a decline in proceeds from issuance of common stock under stock option plans partially offset by a decline in purchases of common stock.

  In December 2000, the Company established a 364-day bank credit facility in Japan in the amount of 1.2 billion yen (approximately $9.8 million). The credit facility is for working capital purposes for its wholly-owned Japan subsidiary. As of June 29, 2001, no amount was outstanding under this credit facility. This credit facility contains certain covenants that limit future borrowings of the Company and requires the maintenance by the Company of certain levels of working capital and operating results.

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

  For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken. As of June 29, 2001, it was nonetheless estimated that the Company's share of the future exposure for environmental-related investigation and remediation costs for these sites and facilities ranged in the aggregate from $1.5 million to $5.0 million (without discounting to present value). The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 30 years as of June 29, 2001. No amount in the foregoing range of estimated future costs is believed to be more probable of being incurred than any other amount in such range, and the Company therefore accrued $1.5 million as of June 29, 2001.

  As to other sites and facilities, sufficient knowledge has been gained to be able to better estimate the scope and costs of future environmental activities. As of June 29, 2001, it was estimated that the Company's share of the future exposure for environmental-related investigation and remediation costs for these sites and facilities ranged in the aggregate from $7.8 million to $18.1 million (without discounting to present value). The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 30 years as of June 29, 2001. As to each of these sites and facilities, it was determined that a particular amount within the range of estimated costs was a better estimate of the future environmental liability than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. Together, these amounts totaled $13.8 million at June 29, 2001. The Company therefore accrued $6.1 million as of June 29, 2001, which represents the best estimate of its share of these future costs discounted at 4%, net of inflation. This accrual is in addition to the $1.5 million described in the preceding paragraph.

  Lawsuits for recovery of environmental investigation and remediation costs already incurred, and to be incurred in the future, were filed by VAI against various insurance companies and other third parties. Following settlements with or judgments against those insurance companies, VMS is still pursuing a lawsuit against a third party for the benefit of itself, VSEA, and the Company. One insurance company has agreed to pay a portion of certain of VAI's (now VMS') future environmental-related expenditures for which the Company has an indemnity obligation, and the Company therefore has a $1.4 million receivable in Other Assets as of June 29, 2001 for the Company's share of such recovery. The Company has not reduced any environmental-related liability in anticipation of recovery on claims made against third parties.

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

  The Company believes that it is taking appropriate steps to prepare for the Euro conversion and to mitigate its effects on the Company's business, and that the Euro conversion is not likely to have a material adverse effect on the Company's business or financial condition. However, the Company is still preparing for the Euro conversion and therefore cannot assure that the Euro conversion will not have a material adverse effect on the Company's business or financial condition.

Recent Accounting Pronouncements

  In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. The Company will be required to adopt SAB 101 in its fiscal fourth quarter ending September 28, 2001. While SAB 101 will not affect the fundamental aspects of the Company's operations as measured by shipments and cash flows, the adoption of SAB 101 will result in a deferral in the recognition of revenue in certain situations, primarily for the NMR product line of the Scientific Instruments segment because customer acceptance often occurs subsequent to shipment of NMR systems. The Company is still assessing the impact of SAB 101 on its consolidated financial statements, but believes adoption of SAB 101 will result in some changes to historically reported revenues, operating results, and net income. Accordingly, any shipments previously recorded as revenue, including revenue reported for the first, second, and third quarters of fiscal 2001 that do not meet the requirements of SAB 101, will be recorded as revenue in periods subsequent to that in which they were originally recorded as required by SFAS No. 3 "Reporting Accounting Changes in Interim Financial Statements." The Company will report the impact of revenues recognized prior to fiscal year 2001 that did not meet SAB 101 recognition criteria as a cumulative effect of accounting change on the first day of fiscal year 2001 (September 30, 2000) as required by SAB 101; that cumulative effect is still being determined but will likely be significant.

  In July 2001, the Financial Accounting Standards Board ("FASB") issued FASB Statements Nos. 141 and 142 ("FAS 141" and "FAS 142"), "Business Combinations" and "Goodwill and Other Intangible Assets." FAS 141 eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under FAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. FAS 141 and FAS 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of FAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the new criteria for recognition as intangibles under FAS 141 will be reclassified to goodwill. Companies are required to adopt
FAS 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted in certain circumstances. The Company plans to adopt FAS 142 on the first day of fiscal year 2002 (September 29, 2001). In connection with the adoption of FAS 142, the Company will be required to perform a transitional goodwill impairment assessment. The Company has not yet determined the impact that implementation of these standards will have on its results of operations and financial position.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

  Effective September 30, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities," which was amended by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS 133 and 138 require derivatives to be measured at fair value and to be recorded as assets or liabilities on the balance sheet. The accounting for gains or losses resulting from changes in the fair values of those derivatives would be dependent upon the use of the derivative and whether it qualifies for hedge accounting. The adoption of SFAS 133 and SFAS 138 did not have a material effect on the Company's financial statements for the fiscal quarter or the nine months ended June 29, 2001.

Foreign Currency Exchange Risk.

  The Company typically hedges its currency exposures associated with certain assets and liabilities denominated in non-functional currencies and with anticipated foreign currency cash flows. As a result, the effect of an immediate 10% change in exchange rates would not be material to the Company's financial condition or results of operations. The Company's forward exchange contracts have generally ranged from one to 12 months in original maturity, and no forward exchange contract has had an original maturity greater than one year. Forward exchange contracts outstanding as of June 29, 2001 that hedge the balance sheet were effective on June 29, 2001, and accordingly there were no significant unrealized gains or losses associated with such contracts and the fair value of these contracts approximates their notional values.

Forward Exchange Contracts Outstanding as of June 29, 2001

                                                              Notional Notional
                                                               Value     Value
                                                                Sold   Purchased
                                                              -------- ---------
(In thousands)
Australian Dollar............................................  $   --   $30,131
Euro.........................................................      --    23,350
Canadian Dollar..............................................   2,368        --
British Pound................................................   2,145        --
Japanese Yen.................................................   3,058        --
                                                               ------   -------
  Total......................................................  $7,571   $53,481
                                                               ======   =======

Interest Rate Risk

  The Company has no material exposure to market risk for changes in interest rates. The Company invests primarily in short-term U.S. Treasury securities and money market funds, and changes in interest rates would not be material to the Company's financial condition or results of operations. The Company primarily enters into debt obligations to support general corporate purposes, including working capital requirements, capital expenditures, and acquisitions. At June 29, 2001, most of the Company's debt obligations had fixed interest rates.

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

Debt Obligations

Principal Amounts and Related Weighted Average Interest Rates By Year of
Maturity

                          Three Months
                             Ending                         Fiscal Years
                         -------------- ----------------------------------------------------------
                         Sept. 28, 2001  2002    2003    2004    2005    2006   Thereafter  Total
                         -------------- ------  ------  ------  ------  ------  ---------- -------
                                              (dollars in thousands)
Long-term debt
 (including current
 portion)...............      $180      $6,399  $3,690  $3,492  $2,500  $2,500   $27,500   $46,261
Average interest rate...       1.5%        6.9%    5.1%    5.3%    7.2%    7.2%      6.7%      6.6%

                                   PART II.

                               OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits required to be filed by Item 601 of Regulation S-K:

  10.22* Amended and Restated Change in Control Agreement, dated as of April
       9, 2001, between Varian, Inc. and Garry W. Rogerson.

  * Management contract or compensatory plan or arrangement.

  (b) Reports on Form 8-K filed during the fiscal quarter ended June 29, 2001:

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

Dated: August 10, 2001