Form 10-K405
period 2001-09-28
VARIAN INC
filed 2001-12-07
CIK 1079028

----------------------------------------------------------------------------
----------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K

                               -----------------

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the fiscal year ended September 28, 2001

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________

                                   000-25393
                           (Commission File Number)

                               -----------------

                                 VARIAN, INC.
            (Exact Name of Registrant as Specified in its Charter)

                               -----------------

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

                                            (Name of each exchange on which
          (Title of each class)                       registered)
                  None                                   None

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $0.01 par value
                        Preferred Stock Purchase Rights

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of November 30, 2001 was $1,063,180,652.

   The number of shares of the registrant's common stock outstanding as of November 30, 2001 was 33,343,450.

                     Documents Incorporated by Reference:
                     ------------------------------------

Document Description                                                10-K Part
--------------------                                                ---------
Certain sections, identified by caption, of the Definitive Proxy
 Statement for the Registrant's 2002 Annual Meeting of Stockholders
 (the "Proxy Statement")                                               III

----------------------------------------------------------------------------
----------------------------------------------------------------------------
     An index of exhibits filed with this Form 10-K is located on page 23.

                                 VARIAN, INC.
                          ANNUAL REPORT ON FORM 10-K
                 FOR THE FISCAL YEAR ENDED SEPTEMBER 28, 2001

                               TABLE OF CONTENTS

                                                                                      Page
                                                                                      ----
PART I

Item 1.  Business....................................................................  3

Item 2.  Properties..................................................................  9

Item 3.  Legal Proceedings........................................................... 10

Item 4.  Submission of Matters to a Vote of Security Holders......................... 10

PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters... 11

Item 6.  Selected Financial Data..................................................... 11

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of
           Operations................................................................ 12

Item 7A. Quantitative and Qualitative Disclosure about Market Risk................... 20

Item 8.  Financial Statements and Supplementary Data................................. 21

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial
           Disclosure................................................................ 21

PART III

Item 10. Directors and Executive Officers of the Registrant.......................... 22

Item 11. Executive Compensation...................................................... 22

Item 12. Security Ownership of Certain Beneficial Owners and Management.............. 22

Item 13. Certain Relationships and Related Transactions.............................. 22

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K............ 23

             Risk Factors Relating to Forward-Looking Information

   This Annual Report on Form 10-K contains "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties that could cause actual results of Varian, Inc. (the "Company") to differ materially from management's current expectations. Those risks and uncertainties include, without limitation: new product development and commercialization; continued growth in Scientific Instruments sales; renewed demand for vacuum products and contract electronics manufacturing; demand and acceptance for the Company's products; competitive products and pricing; economic conditions in the Company's product and geographic markets; foreign currency fluctuations that could adversely impact revenue growth and earnings; sustained or improved market investment in capital equipment; the timing of the Company's recognition of revenue under SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101); and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

                                    PART I

Item 1. Business

                                    GENERAL

Overview

   Varian, Inc. together with its subsidiaries (collectively, the "Company" or the "Registrant") is a technology company engaged in the design, development, manufacture, sale, and service of scientific instruments and vacuum technologies, and in contract electronics manufacturing. The Company's operations are grouped into three corresponding segments: Scientific Instruments, Vacuum Technologies, and Electronics Manufacturing. These segments, their products, and the markets they serve are described below.

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

  Scientific Instruments

   The Company's Scientific Instruments business designs, develops, manufactures, sells, and services chromatography, optical spectroscopy, mass spectroscopy, dissolution testing, and nuclear magnetic resonance equipment and consumable laboratory supplies for a broad range of life science and chemical analysis applications requiring identification, quantification, and analysis of the elemental, molecular, physical, or biological composition or the structure of liquids, solids, or gases.

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

   Optical spectroscopy is a technique for analyzing the individual chemical components of substances based on the absorption, or emission, by matter of electromagnetic radiation of a specific wavelength of light. The Company's optical spectroscopy instruments include atomic absorption spectrometers, inductively coupled plasma optical emissions spectrometers, fluorescence spectrometers, ultraviolet-visible ("Uv-Vis") and near-infrared spectrophotometers, sample automation products, and data analysis systems. Accessories and consumable laboratory supplies include sample preparation products, xenon lamps, cuvettes, and graphite furnace replacement parts.

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

   Dissolution testing is a technique for in-vitro analysis of the rate of release of a drug entity under controlled conditions. The Company's products include systems for analyzing the rate of release and equipment for testing the physical characteristics of different dosage forms.

   Nuclear magnetic resonance ("NMR") is a non-destructive instrumental technique that uses electromagnetic fields to interact with the magnetic property of atomic nuclei in order to determine and analyze the molecular content and structure of liquids and solids. NMR spectroscopy is used in the study of liquids containing chemical substances including proteins, nucleic acids (DNA and RNA), carbohydrates, and membranes, and solid materials such as crystals, plastics, rubbers, ceramics, and polymers. NMR imaging systems are used to obtain non-invasive images of, primarily, biological materials and to probe the chemical processes within these materials. The Company's NMR systems include NMR spectrometers and NMR imaging spectrometers. After market sales include probes and console upgrades.

   Scientific Instruments' chromatography, optical spectroscopy, mass spectroscopy, dissolution testing, and NMR products can be generally categorized as those used principally in life science applications and those used principally in chemical analysis applications.

   Life Sciences: Life science products include HPLCs, HPLC columns, fluorescence and Uv-Vis spectrophotometers, high-field magnet NMR spectrometers, NMR imaging spectrometers, sample automation products, data analysis systems, dissolution systems, and sample preparation products. These products are primarily used by pharmaceutical companies in drug development, manufacturing, and quality control; by biotechnology and biopharmaceutical companies in studying biomolecules and the prevention, diagnosis, and treatment of diseases; by government and private laboratories in drug testing; and by research hospitals and universities in basic chemistry, biological, biochemistry, and health care research. Major life sciences customers include American Home Products, Bayer, Bristol-Myers Squibb, Eli Lilly, Glaxo Wellcome, Merck, Novartis, Pfizer, Rhone-Poulenc, SmithKline Beecham, Zeneca, various U.S. governmental agencies, and numerous academic institutions and research hospitals.

   Chemical Analysis: Chemical analysis products include GCs, gas chromatograph/mass spectrometers, atomic absorption spectrometers, near-infrared spectrophotometers, inductively coupled plasma spectrometers, inductively coupled plasma/mass spectrometers, lower-field magnet NMR spectrometers, sample automation products, data analysis systems, and sample preparation products. These products are primarily used by environmental laboratories in testing water, soil, air, solids, and food products; by petroleum and natural gas companies in refining and quality control; by petroleum, agriculture, and chemical companies in research and quality control; by mining and metallurgy companies in research and quality control; by food and beverage processing companies in research and quality control; by semiconductor companies in manufacturing and quality control; and by other industrial, governmental, and academic research laboratories in forensic analysis, materials science, and general research. Major chemical analysis customers include BASF, British Petroleum, DuPont, Formosa Plastics, Huntsman Polymers, Laboratory Corporation of America, Monsanto, Procter & Gamble, U.S. and foreign governmental agencies, and numerous academic and research institutions.

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

   Vacuum Technologies products are used in a broad range of applications, including in the manufacture of semiconductors; in life sciences and other analytical research using mass spectrometry; in the manufacture of flat panel displays, television tubes, decorative coating, architectural glass, optical lenses, light bulbs, automobile components; in food packaging; in testing of aircraft components, automobile airbags, refrigeration components, medical devices, and industrial processing equipment; and in high-energy physics. Major customers include Abar Ipsen, Agilent Technologies, Brooks Automation, Cameca, KLA-Tencor, Lawrence Livermore Labs, PE Biosystems, Samsung, Stanford Linear Accelerator Center, Texas Instruments, Tokyo Electron, Varian Semiconductor Equipment Associates, and Von Ardenne.

  Electronics Manufacturing

   The Company's Electronics Manufacturing business is a contract manufacturer of advanced electronic assemblies and subsystems, such as printed circuit boards, for original equipment manufacturers ("OEMs"). For some customers, the business provides total manufacturing services including design support, customized manufacturing (such as just-in-time and inventory management) and post-manufacturing services (such as direct end-user shipping, warehousing, and repair depots).

   The Electronics Manufacturing business serves customers in a wide range of industries, including medical equipment and communications equipment (e.g., satellite, networking, telephony, and voice and data transfer). The business focuses on customers with high-mix, low-to-medium volume manufacturing needs. Major customers include GE/OEC Medical Systems, Honeywell Aerospace Electronic Systems, Inter-Tel, Microtest, Radyne/Comstream, Sensormatic Electronics, Varian Medical Systems, and Varian Semiconductor Equipment Associates. The business also supplies components to the Company's Scientific Instruments and Vacuum Technologies businesses.

   For financial information about industry segments and about foreign and domestic operations and export sales, see Note 17 of the Notes to the Consolidated Financial Statements.

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

   The markets in which the Company competes are globalized. Sales outside of North America accounted for 39%, 40%, and 45% of sales for fiscal years 2001, 2000, and 1999, respectively. As a result, the Company's customers increasingly require service and support on a worldwide basis. In addition to the United States, the Company has sales and service offices located throughout Europe, Asia, and Latin America. The Company has invested substantial financial and management resources to develop an international infrastructure to meet the needs of its customers worldwide. The Company intends to continue to expand its presence in the United States and international markets.

   Demand for the Company's products is dependent upon the size of the markets for its products, the level of capital expenditures of the Company's customers, the rate of economic growth in the Company's major markets, and competitive considerations. No single customer accounted for 10% or more of the Company's sales in fiscal year 2001.

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

   The Company differentiates its products from those of its competitors based on customer requirements and demands, as determined through market research. Although specific customer requirements can vary depending on applications, customers in recent years have demanded superior performance, high quality, and improved levels of automation. The Company has responded to these customer demands by introducing new products in all its business segments focused on these emerging requirements in the markets it serves. For example, customers of Scientific Instruments products have demanded higher levels of analytical throughput to support their research programs aimed at drug discovery and advanced life sciences. The Company has responded to these needs by introducing products with higher levels of automation and computerized data analysis routines. The Company believes that by focusing on emerging customer requirements, it will be able to develop and market new products that will impart significant competitive advantages in the marketplace.

Backlog

   The Company's recorded backlog was $265 million at September 28, 2001, $201 million at September 29, 2000, and $165 million at October 1, 1999. The backlog at September 28, 2001 was higher by $47 million because of the Company's adoption of SAB 101. It is the Company's general policy to include in backlog only purchase orders or production releases that have firm delivery dates within one year. Recorded backlog in U.S. dollars is impacted by foreign currency fluctuations. In addition, recorded backlog may not result in sales because of cancellations or other factors. However, the Company currently believes that over 90% of orders included in the September 28, 2001 backlog will result in sales before the end of fiscal year 2002.

Competition

   Competition in the Company's markets is based upon the performance capabilities of products, technical support, and after-market service, the manufacturer's reputation as a technological leader, and the selling price. The Company believes that performance capabilities are the most important of these criteria. The markets in which the Company competes are highly competitive and are characterized by the application of advanced technology. There are numerous companies that specialize in, and a number of larger companies that devote a significant portion of their resources to, the development, manufacture, sale, and service of products that compete with those manufactured, sold, or serviced by the Company. Many of the Company's competitors are well-known manufacturers with a high degree of technical proficiency. In addition, competition is intensified by the ever-changing nature of the technologies in the industries in which the Company is engaged. The markets for the Company's products are characterized by specialized manufacturers that often have strength in narrow segments of these markets. While the absence of reliable statistics makes it difficult to determine the Company's relative market position in its industry segments, the Company is confident it is one of the principal manufacturers in its primary fields.

   Each of the Company's major business segments competes with many companies that address the same markets. The Company's Scientific Instruments business competes with Agilent Technologies, Inc.; PerkinElmer, Inc.; Shimadzu Corporation; Thermo Instrument Systems, Inc.; Waters Corporation; Bruker Analytik GmbH; JEOL, Ltd.; and other smaller suppliers. The Company's Vacuum Technologies business competes with BOC Edwards High Vacuum; Leybold-Balzers; Pfeiffer Vacuum Technology; Alcatel; Vacuum Instrument Corp.; and other smaller suppliers. The Company's Electronics Manufacturing business competes with numerous other high-mix, low-volume contract manufacturers, including EFTC Corporation; Xetel Corporation; CMC Industries; PLEXUS; Sigmatron International; and privately-owned regional manufacturers.

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

   The Company operates 14 manufacturing facilities located throughout the world. Scientific Instruments has manufacturing facilities in Palo Alto, California; Walnut Creek, California; Harbor City, California; Ft. Collins, Colorado; Cary, North Carolina; Wakefield, Rhode Island; Melbourne, Australia; Middelburg, Netherlands; and Grenoble, France (which was acquired after September 28, 2001). Vacuum Technologies has manufacturing facilities in Lexington, Massachusetts; and Torino, Italy. Electronics Manufacturing has manufacturing facilities in Tempe, Arizona; Poway, California; and Rocklin, California.

   In 1993, the member states of the European Union ("EU") began implementation of their plan for a new unified EU market with reduced trade barriers and harmonized regulations. The EU adopted a significant international quality standard, the International Organization for Standardization Series 9000 Quality Standards ("ISO 9000"). All of the Company's manufacturing facilities, other than Wakefield, Rhode Island and the recently acquired facility in Grenoble, France, have been certified as complying with the requirements of ISO 9000.

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

Research and Development

   The Company is actively engaged in basic and applied research, development, and engineering programs designed to develop new products and to improve existing products. During fiscal years 2001, 2000, and 1999, the Company spent $35.6 million, $31.8 million, and $31.6 million, respectively, on company-sponsored research, development, and engineering activities. Although the Company intends to continue to conduct extensive research and development activities, there can be no assurance that it will be able to develop and market new products on a cost-effective and timely basis, that such products will compete favorably with products developed by others or that the Company's existing technology will not be superseded by new discoveries or developments.

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

Patent and Other Proprietary Rights

   As a leader in the manufacture and sale of scientific instruments and vacuum technologies, the Company has pursued a policy of seeking patent, copyright, trademark, and trade secret protection in the United States and other countries for developments, improvements, and inventions originating within its organization that are incorporated in the Company's products or that fall within its fields of interest. As of September 28, 2001, the Company owned approximately 240 patents in the United States and approximately 404 patents throughout the world, and had numerous patent applications on file with various patent agencies worldwide. The Company intends to file additional patent applications as appropriate.

   The Company relies on a combination of copyright, trade secret, and other laws, and contractual restrictions on disclosure, copying, and transferring title to protect its proprietary rights. The Company has trademarks, both registered and unregistered, that are maintained and enforced to provide customer recognition for its products in the marketplace. The Company also has agreements with third parties that provide for licensing of patented or proprietary technology. These agreements include royalty-bearing licenses and technology cross-licenses. While the Company places considerable importance on its licensed technology, it does not believe that the loss of any license would have a material adverse effect on the Company's financial condition or results of operation.

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

Employees

   At September 28, 2001, the Company had a total of approximately 4,100 full-time and temporary employees and contract laborers worldwide--2,600 in North America, 750 in Europe, 225 in Asia, 425 in Australia, and 100 in Latin America. The Company's employees based in certain foreign countries may, from time to time, be subject to collective bargaining agreements. The Company currently considers its employee relations to be good.

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

        Name         Age            Position (Business Experience)                Period
        ----         ---            ------------------------------                ------
Allen J. Lauer...... 64  President and Chief Executive Officer, Director       1999-Present
                         Executive Vice President, Varian Associates, Inc.     1990-1999

G. Edward McClammy.. 52  Vice President, Chief Financial Officer and Treasurer 2001-Present
                         Vice President and Chief Financial Officer            1999-2001
                         Vice President, Special Storage Products Group,
                         Quantum Corporation                                   1998-1999
                         Vice President, Finance and Treasurer,
                         Quantum Corporation                                   1996-1998

A. W. Homan......... 42  Vice President, General Counsel and Secretary         1999-Present
                         Associate General Counsel, Varian Associates, Inc.    1998-1999
                         Assistant Secretary, Varian Associates, Inc.          1993-1999
                         Senior Corporate Counsel, Varian Associates, Inc.     1993-1998

Garry W. Rogerson... 49  Senior Vice President, Scientific Instruments         2001-Present
                         Vice President, Analytical Instruments                1999-2001
                         Vice President and General Manager,
                         Chromatography Systems, Varian Associates, Inc.       1994-1999

Sergio Piras........ 52  Vice President, Vacuum Technologies                   2000-Present
                         Vice President and General Manager,
                         Vacuum Technologies--Torino                           1999-2000
                         Vice President and General Manager,
                         Vacuum Products--Torino, Varian Associates, Inc.      1992-1999

C. Wilson Rudd...... 49  Vice President, Electronics Manufacturing             2000-Present
                         Vice President and General Manager,
                         Electronics Manufacturing                             1999-2000
                         Vice President and General Manager, Tempe
                         Electronics Center, Varian Associates, Inc.           1990-1999

Franco N. Palomba... 40  Controller                                            2001-Present
                         Treasurer                                             1999-2001
                         Corporate Audit Manager, Varian Associates, Inc.      1995-1999

Item 2. Properties

   The Company has manufacturing, warehouse, research and development, sales, service, and administrative facilities which have an aggregate floor space of approximately 889,000 and 549,000 square feet located in the United States and abroad, respectively, for a total of approximately 1,438,000 square feet worldwide. Of these facilities, aggregate floor space of approximately 671,000 square feet is leased, and the remainder is owned by the Company. The Company does not believe that there is any material long-term excess capacity in its facilities, although utilization is subject to change based on customer demand. The Company believes that its facilities and equipment generally are well maintained, in good operating condition, suitable for the Company's purposes and adequate for present operations.

   The Company owns or leases 14 manufacturing facilities located throughout the world. Scientific Instruments has manufacturing facilities in Palo Alto, California; Walnut Creek, California; Harbor City, California; Ft. Collins, Colorado; Cary, North Carolina; Wakefield, Rhode Island; Melbourne, Australia; Middelburg, Netherlands; and Grenoble, France (which was acquired after September 28, 2001). Vacuum Technologies has manufacturing facilities in Lexington, Massachusetts; and Torino, Italy. Electronics Manufacturing has manufacturing facilities in Tempe, Arizona; Poway, California; and Rocklin, California. The Company owns or leases 56 sales and service facilities located throughout the world, 48 of which are located outside the United States, including in Argentina, Australia, Austria, Belgium, Brazil, Canada, China, England, France, Germany, India, Italy, Japan, Korea, Mexico, Netherlands, Russia, Spain, Sweden, Switzerland, Taiwan, and Venezuela.

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

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

                                Fiscal Year 2001 Common Stock Prices
                              --------------------------------------
                               First     Second    Third     Fourth
          Common Stock         Quarter   Quarter   Quarter   Quarter
          ------------        --------  --------  --------  --------
          High...............  $43.56    $45.06    $38.00    $32.24
          Low................  $28.31    $22.63    $22.65    $24.11

   The Company's common stock is traded on the Nasdaq National Market under the trading symbol VARI.

   The Company has never paid cash dividends on its capital stock. The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

   There were 4,071 holders of record of the Company's common stock on November 30, 2001.

Item 6. Selected Financial Data

                                                                       Fiscal Years
                                                          ---------------------------------------
                                                           2001     2000    1999    1998    1997
                                                          ------   ------  ------  ------  ------
                                                          (in millions, except per share amounts)
Earnings Statement Data
Sales.................................................... $749.2   $704.4  $598.9  $557.8  $541.9
Earnings before income taxes and cumulative effect of
  change in accounting principle......................... $ 72.6   $ 70.8  $ 13.7  $ 38.9  $ 27.0
Income tax expense....................................... $ 28.3   $ 28.0  $  6.1  $ 15.7  $ 12.7
Earnings before cumulative effect of change in accounting
  principle.............................................. $ 44.3   $ 42.8  $  7.6  $ 23.2  $ 14.3
Cumulative effect of change in accounting principle,
  net of tax............................................. $ (7.5)      --      --      --      --
Net earnings............................................. $ 36.8   $ 42.8  $  7.6  $ 23.2  $ 14.3
Net earnings per share:
Net earnings before cumulative effect of change in
  accounting principle
   Basic................................................. $ 1.34   $ 1.35  $ 0.25  $ 0.76  $ 0.47
   Diluted............................................... $ 1.29   $ 1.26  $ 0.24  $ 0.76  $ 0.47
Cumulative effect of change in accounting principle
   Basic................................................. $(0.22)      --      --      --      --
   Diluted............................................... $(0.22)      --      --      --      --
Net earnings
   Basic................................................. $ 1.12   $ 1.35  $ 0.25  $ 0.76  $ 0.47
   Diluted............................................... $ 1.07   $ 1.26  $ 0.24  $ 0.76  $ 0.47
                                                                      Fiscal Year End
                                                          ---------------------------------------
                                                           2001     2000    1999    1998    1997
                                                          ------   ------  ------  ------  ------
Balance Sheet Data
Total assets............................................. $559.3   $512.3  $434.4  $413.2  $367.2
Long-term debt........................................... $ 39.7   $ 45.5  $ 51.2  $   --  $   --

--------
 . Varian, Inc. was established as a separate company on April 2, 1999. This selected financial data should be read in conjunction with the related consolidated financial statements and notes thereto, including Note 1 which describes Varian, Inc.'s separation from Varian Associates, Inc.
 . For periods prior to April 3, 1999, earnings per share were calculated on a pro forma basis, assuming that the weighted-average number of shares outstanding during the period equaled the number of shares of common stock outstanding as of the Distribution on April 2, 1999. Also, for computing pro forma diluted earnings per share, the additional shares issuable upon exercise of stock options were determined using the treasury stock method based on the number of replacement stock options issued as of the Distribution on April 2, 1999.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Until April 2, 1999, the business of Varian, Inc. (the "Company") was operated as the Instruments Business ("IB") of Varian Associates, Inc. ("VAI"). IB included the business units that designed, developed, manufactured, sold, and serviced scientific instruments and vacuum technologies, and a business unit that provided contract electronics manufacturing services. VAI contributed IB to the Company; then on April 2, 1999, VAI distributed to the holders of record of VAI common stock on March 24, 1999 one share of common stock of the Company for each share of VAI common stock outstanding on April 2, 1999 (the "Distribution"). At the same time, VAI contributed its Semiconductor Equipment business to Varian Semiconductor Equipment Associates, Inc. ("VSEA") and distributed to the holders of record of VAI common stock on March 24, 1999 one share of common stock of VSEA for each share of VAI common stock outstanding on April 2, 1999. VAI retained its Health Care Systems business and changed its name to Varian Medical Systems, Inc. ("VMS") effective as of April 3, 1999. These transactions were accomplished under the terms of an Amended and Restated Distribution Agreement dated as of January 14, 1999 by and among the Company, VAI, and VSEA (the "Distribution Agreement"). For purposes of providing an orderly transition and to define certain ongoing relationships between and among the Company, VMS, and VSEA after the Distribution, the Company, VMS, and VSEA also entered into certain other agreements which include an Employee Benefits Allocation Agreement, an Intellectual Property Agreement, a Tax Sharing Agreement, and a Transition Services Agreement.

   The consolidated financial statements reflect the Company's results of operations and cash flows for the two years ended September 28, 2001 and September 29, 2000 and for the six-month period ended October 1, 1999. The interim consolidated financial results for the six months ended April 2, 1999 were carved out from the interim financial statements of VAI using the historical results of operations of IB and include the accounts of IB after elimination of inter-business balances and transactions. The interim consolidated financial results for the six months ended April 2, 1999 also include allocations of certain VAI corporate expenses (including legal, accounting, employee benefits, insurance services, information technology services, treasury, and other corporate overhead) to IB. These amounts had been allocated to IB on a basis that was considered by management to reflect most fairly or reasonably the utilization of the services provided to or the benefit obtained by IB. Typical measures and activity indicators used for allocation purposes include headcount, sales revenue, and payroll expense. The Company's management believes that the methods used to allocate these amounts are reasonable. However, these allocations are not necessarily indicative of the amounts that would have been recorded by the Company on a stand-alone basis.

   The Company's fiscal years reported are the 52- or 53-week periods which ended on the Friday nearest September 30. Fiscal year 2001 comprises the 52-week period ended on September 28, 2001. Fiscal year 2000 comprises the 52-week period ended on September 29, 2000. Fiscal year 1999 comprises the 52-week period ended on October 1, 1999.

Results of Operations

  Fiscal Year 2001 Compared to Fiscal Year 2000

   Sales. Sales were $749.2 million in fiscal year 2001, an increase of 6.4% from sales of $704.4 million in fiscal year 2000. Sales by the Scientific Instruments, Vacuum Technologies, and Electronics Manufacturing segments increased by 6.1%, 2.7%, and 10.1%, respectively. Sales of $749.2 million reflect the Company's adoption of SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101").

   In SAB 101, the SEC staff addressed several issues, including the timing of revenue recognition for sales that involve contractual customer acceptance provisions and installation services. Historically, the Company recognized revenue when persuasive evidence of an arrangement existed, the product was delivered, title and risk of loss had passed to the customer, and collection of the resulting receivable was probable. After adopting SAB 101, the Company changed its accounting for certain system sales. System sales of existing products that involve installation services are accounted for as multiple element arrangements, where the larger of the contractual billing hold back or the fair value of the installation service is now deferred when the product is shipped and recognized when the installation is complete. For certain other system sales involving unique customer acceptance terms, or new specifications or technology with customer acceptance provisions, all revenue is generally deferred until customer acceptance.

   In the fourth quarter of 2001, the Company adopted the provisions of SAB 101 retroactive to the beginning of fiscal 2001, which resulted in a non-cash charge for the cumulative effect of a change in accounting principle in the amount of $7.5 million after taxes. The deferred profit balance as a result of the adoption of SAB 101 as of September 30, 2000 (the first day of fiscal 2001) was $12.6 million. This amount is comprised of deferred revenue of $29.9 million related to systems previously shipped and recorded as revenue, but which did not qualify for revenue recognition under SAB 101, net of the related deferred cost of sales of $17.3 million. As of September 28, 2001, the deferred profit balance was $21.7 million. The results of operations of the first three quarters of the fiscal year ended September 28, 2001 have been restated in accordance with SAB 101, as shown on page F-24 of this Form 10-K.

   Geographically, sales in North America of $455.2 million, Europe of $178.9 million and the rest of the world of $115.1 million in fiscal year 2001 represented increases (decreases) of 8.3%, (0.2%), and 9.8%, respectively, as compared to fiscal year 2000. The increase in North America was due to the sales growth in Scientific Instruments and Electronics Manufacturing, each of which grew 10.1%, which was only partially offset by flat sales in Vacuum Technologies. The almost flat sales in Europe resulted mainly from the decline in the European currencies versus the U.S. dollar compared to fiscal year 2000. The increase in the rest of the world was primarily due to strong sales growth in Scientific Instruments.

   Gross Profit. Gross profit was $281.1 million (representing 37.5% of sales) in fiscal year 2001, compared to $266.3 million (representing 37.8% of sales) in fiscal year 2000. The $14.8 million increase in gross profit resulted primarily from the higher sales compared to last year. Currency fluctuations contributed to lower gross profit percentages for Scientific Instruments but contributed to higher gross profit percentages for Vacuum Technologies compared to last year. Electronics Manufacturing had lower gross profit percentages primarily as a result of the costs of integrating an acquisition and start-up costs for new customers.

   Sales and Marketing. Sales and marketing expenses were $130.6 million (representing 17.4% of sales) in fiscal year 2001, compared to $123.0 million (representing 17.5% of sales) in fiscal year 2000. The $7.6 million increase was primarily to support the higher sales volume.

   Research and Development. Research and development expenses were $35.6 million (representing 4.8% of sales) in fiscal year 2001, compared to research and development expenses of $31.8 million (representing 4.5% of sales) in fiscal year 2000. Both Scientific Instruments and Vacuum Technologies increased research and development expenses as they increased their focus on new product development for life science and health care research applications.

   General and Administrative. General and administrative expenses were $41.1 million (representing 5.5% of sales) in fiscal year 2001, compared to $37.9 million (representing 5.4% of sales) in fiscal year 2000. The increase in costs resulted primarily from increased goodwill amortization and other general and administrative costs of businesses acquired in fiscal years 2000 and 2001.

   Net Interest Expense. Net interest expense was $1.2 million (representing 0.2% of sales) for fiscal year 2001 compared to $1.8 million (representing 0.3% of sales) for fiscal year 2000. The reduction in net interest expense resulted mainly from income on invested cash and reduced expenses from lower borrowing levels.

   Taxes on Earnings. The effective income tax rate was 39.0% for fiscal year 2001, compared to 39.5% (39.0% without the in-process research and development charge) for fiscal year 2000.

   Net Earnings. Net earnings were $44.3 million ($1.29 diluted net earnings per share) in fiscal year 2001, prior to the cumulative effect of change in accounting principle (SAB 101), compared to net earnings of $42.8 million ($1.26 diluted net earnings per share) in fiscal year 2000. The net earnings improvement resulted primarily from higher sales partially offset by higher operating expenses.

   Segments. Scientific Instruments sales of $426.1 million in fiscal year 2001 increased 6.1% over fiscal year 2000 sales of $401.5 million. The revenue growth was primarily driven by demand for life science products in NMR, liquid chromatography, molecular spectroscopy, and dissolution, as well as for certain chemical analysis products, but was negatively impacted by the strong U.S. dollar. Earnings from operations in fiscal year 2001 of $42.3 million (9.9% of sales) decreased from $44.0 million (11.0% of sales) in fiscal year 2000. The decrease in earnings from operations resulted primarily from the impact of

SAB 101. Had the Company not adopted SAB 101, sales would have been $443.4 million and earnings from operations would have been $49.2 million (11.1% of sales).

   Vacuum Technologies sales of $142.8 million in fiscal year 2001 increased 2.7% above fiscal year 2000 sales of $139.1 million. The revenue growth was primarily driven by broad demand for research and life science applications partially offset by a continued slowing in demand for semiconductor applications. While Vacuum Technologies revenues increased for the full year, they decreased sequentially in the last three quarters of fiscal year 2001. The Company expects this trend will continue in the first quarter of fiscal year 2002, but then to show a gradual recovery as early as the second or third quarter of fiscal year 2002. Earnings from operations in fiscal year 2001 of $27.6 million (19.3% of sales) were up from $24.7 million (17.8% of sales) in fiscal year 2000. The improved earnings resulted from the increased sales, improved product mix, and favorable impact of the stronger U.S. dollar on the segment's Torino, Italy factory, which sold approximately 55% of its output into the U.S.

   Electronics Manufacturing sales in fiscal year 2001 of $180.3 million increased 10.1% from fiscal year 2000 sales of $163.8 million. Electronics Manufacturing experienced a slowing of demand from some of its communications customers, which was offset by demand from new medical device customers and customers brought to the business by the acquisition in October 2000 of the operations of Imagine Manufacturing Solutions, Inc. In September 2001, Electronics Manufacturing experienced some requests to delay deliveries near term, so revenues for the first quarter of fiscal year 2002 will likely be down sequentially and flat to slightly down compared to the first quarter of fiscal year 2001. The Company expects this segment to show a recovery as early as the second quarter of fiscal year 2002. Earnings from operations in fiscal year
2001 of $10.7 million (5.9% of sales) decreased from $12.6 million (7.7% of sales) in fiscal year 2000. The decrease in earnings was primarily the result of the cost of integrating the acquisition and start-up costs for new customers.

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

   Sales and Marketing. Sales and marketing expenses were $123.0 million (representing 17.5% of sales) in fiscal year 2000, compared to $124.6 million (representing 20.8% of sales) in fiscal year 1999. The higher costs in fiscal year 1999 resulted from actions taken as part of the above-described reorganization, including costs to move people and equipment to new consolidated locations, writedown of field demonstration equipment following the accelerated transition to newer products, and other higher than normal costs related to the reorganization. These charges were in addition to the restructuring charges discussed below. Sales and marketing expenses in the fiscal year 2000 benefited from the cost savings from the fiscal year 1999 restructuring and reorganization activities, the overall leverage of higher sales as well as the effect of the stronger U.S. dollar when translating local currency expenses into U.S. dollars. The decrease in sales and marketing expenses as a percent of sales also resulted from the revenue shift between the segments noted above, as the faster growing Vacuum Technologies and Electronics Manufacturing segments had lower operating expenses as a percent of sales.

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

   In-process Research and Development. In connection with the acquisition of VanKel Technology Group, Inc. ("VanKel") in August 2000, the Company recorded approximately $22.6 million in goodwill and other intangible assets. In addition, the Company recorded a one-time charge of $1.0 million for acquired in-process research and development in the quarter ended September 29, 2000. At the time of the acquisition, research and development of several dissolution products and related projects were in process. The percentage of completion for these products ranged from 50% to 80%. The percentage of completion for each project was determined using estimates of effort, value added, and degree of difficulty of the portion of each project completed as of the acquisition date, as compared to the remaining research and development needed to bring each project to technical feasibility. An internal appraisal was performed which used the income approach to determine the fair value of the VanKel business and its identifiable assets, including the portion of the purchase price attributed to the in-process research and development. The income approach includes an analysis of the markets, completion costs, cash flows, other required assets, contributions made by core technology, and risks associated with achieving such cash flows. A 15-25% risk-adjusted discount rate was applied to the projects' cash flows to determine the present value of the intangible assets including the in-process research and development.

   Restructuring Charges. During the first half of fiscal year 1999, IB's management approved a program to consolidate field sales and service organizations in Europe, Australia, and the United States so as to fall within the direct responsibility of management at IB's principal factories in those countries in order to reduce costs, simplify management structure and benefit from the infrastructure existing in those factories. This restructuring entailed consolidating certain sales, service, and support operations. The consolidation resulted in exiting of a product line, closing or downsizing of sales offices and termination of approximately 100 personnel. The following table sets forth certain details associated with this restructuring through fiscal year 2001:

                                                   Cash                     Cash
                                     Accrual at  Payments   Accrual at    Payments   Accrual at
                                     October 1, and Other  September 29, and Other  September 28,
                                        1999    Reductions     2000      Reductions     2001
                                     ---------- ---------- ------------- ---------- -------------
                                                            (in thousands)
Lease payments and other facility
  expenses..........................   $1,244     $  666       $578         $128        $450
Severance and other related employee
  benefits..........................    1,721      1,721         --           --          --
                                       ------     ------       ----         ----        ----
Total...............................   $2,965     $2,387       $578         $128        $450
                                       ======     ======       ====         ====        ====

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

   Electronics Manufacturing sales in fiscal year 2000 of $163.8 million increased 71.3% from fiscal year 1999 sales of $95.6 million. The increase in sales was primarily due to strong demand from the communications and medical equipment customers and the general movement of small-to-medium-size manufacturing companies to outsource their electronics manufacturing. In addition, on January 31, 2000 the Company acquired an electronics manufacturing facility in Poway, California, which added $15.0 million to revenues in fiscal year 2000. Earnings from operations in fiscal year 2000 of $12.6 million (7.7% of sales) increased from $6.8 million (7.2% of sales) in fiscal year 1999. The increase in earnings from operations was primarily the result of the increased sales.

Liquidity and Capital Resources

   Since the Distribution in April 1999, the Company's primary source of liquidity has been cash flows from operations. The Company generated $64.0 million of cash from operating activities in fiscal year 2001, which compares to $61.8 million in fiscal year 2000. The increase in cash from operating activities resulted primarily from improved earnings before the cumulative effect of change in accounting principle from the adoption of SAB 101 adjusted for other non-cash expenses.

   The Company used $42.9 million of cash for investing activities in fiscal year 2001, which compares to $53.9 million in fiscal year 2000. This decrease in cash used for investing activities in fiscal year 2001 was primarily due to a lower level of business acquisition activity partially offset by a higher level of fixed asset purchases.

   The Company used $0.3 million of cash for financing activities in fiscal year 2001, which compares to $12.0 million generated in fiscal year 2000. This decrease resulted primarily from a decline in proceeds from issuance of common stock under stock option plans partially offset by a decline in repurchases of common stock.

   As of September 28, 2001, the Company had $61.6 million in uncommitted and unsecured credit facilities for working capital purposes with interest rates for these facilities established at the time of borrowing. As of September 28, 2001, no amount was outstanding under these credit facilities. All of these credit facilities contain certain conditions and events of default customary for such facilities, for which the Company was in compliance.

   In December 2000, the Company established a 364-day bank credit facility in Japan in the amount of 1.2 billion yen (approximately $9.8 million) for working capital purposes for its wholly owned Japan subsidiary. As of September 28, 2001, no amount was outstanding under this credit facility. This credit facility contains certain covenants that limit future borrowings of the Company and requires the maintenance by the Company of certain levels of working capital and operating results.

   As of September 28, 2001, the Company had $43.5 million in term loans outstanding compared to $49.5 million at September 29, 2000. As of September 28, 2001 and September 29, 2000, fixed interest rates on the term loans ranged from 6.7% to 7.5%. The weighted average interest rates on the term loans were 6.9% at September 28, 2001 and 7.0% at September 29, 2000. The term loans contain certain covenants that limit future borrowings and the payment of cash dividends and require the maintenance of certain levels of working capital and operating results. For fiscal year 2001, the Company was in compliance with all restrictive covenants of the term loan agreements. The Company also had other long-term notes payable of $2.6 million as of September 28, 2001 with an interest rate of 0.7% and $2.4 million as of September 29, 2000 with an interest rate of 1.0%.

   Future principal payments on long-term debt outstanding on September 28, 2001 will be $6.4 million, $3.7 million, $3.5 million, $2.5 million, $2.5 million, and $27.5 million during fiscal years 2002, 2003, 2004, 2005, 2006, and thereafter, respectively.

   The Distribution Agreement provided for the division among the Company, VSEA, and VMS of VAI's cash and debt as of April 2, 1999. Under the Distribution Agreement, the Company was to assume 50% of VAI's term loans and receive an amount of cash from VAI such that it would have net debt (defined in the Distribution Agreement as the amount outstanding under the term loans and notes payable, less cash and cash equivalents) equal to approximately 50% of the net debt of the Company and VMS, subject to such adjustment as was necessary to provide VMS with a net worth (as defined in the Distribution Agreement) of between 40% and 50% of the aggregate net worth of the Company and VMS, and subject to further adjustment to reflect the Company's approximately 50% share of the estimated proceeds, if any, to be received by VMS after the Distribution from the sale of VAI's long-term leasehold interest at certain of its Palo Alto facilities, together with certain related buildings and other corporate assets, and the Company's obligation for approximately 50% of any estimated transaction expenses to be paid by VMS after the Distribution (in each case reduced for estimated taxes payable or tax benefits received from all sales and transaction expenses). Since the amounts transferred immediately prior to the Distribution were based on estimates, these and other adjustments were required following the Distribution. As a result of these final adjustments, the Company recorded an increase in stockholders' equity of $1.1 million in the second quarter of fiscal year 2000 and no adjustment in fiscal year 2001. Management believes that no further adjustments are necessary, and that if any are required, they will not have a material effect on the Company's financial condition.

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

   For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken. As of September 28, 2001, it was nonetheless estimated that the Company's share of the future exposure for environmental-related investigation and remediation costs for these sites and facilities ranged in the aggregate from $1.7 million to $4.8 million (without discounting to present value). The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 30 years as of September 28, 2001. No amount in the foregoing range of estimated future costs is believed to be more probable of being incurred than any other amount in such range, and the Company therefore accrued $1.7 million as of September 28, 2001.

   As to other sites and facilities, sufficient knowledge has been gained to be able to better estimate the scope and costs of future environmental activities. As of September 28, 2001, it was estimated that the Company's share of the future exposure for environmental-related investigation and remediation costs for these sites and facilities ranged in the aggregate from $7.2 million to $15.2 million (without discounting to present value). The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 30 years as of September 28, 2001. As to each of these sites and facilities, it was determined that a particular amount within the range of estimated costs was a better estimate of the future environmental liability than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. Together, these amounts totaled $10.2 million at September 28, 2001. The Company therefore accrued $5.7 million as of September 28, 2001, which represents the best estimate of its share of these future costs discounted at 4%, net of inflation. This accrual is in addition to the $1.7 million described in the preceding paragraph. At September 28, 2001, the Company's reserve for environmental liabilities, based upon future environmental-related costs estimated by the Company as of that date, was calculated as follows:

                                                                     Total
                                                                  Anticipated
                                          Recurring Non-Recurring   Future
Fiscal Year                                 Costs       Costs        Costs
-----------                               --------- ------------- -----------
                                                     (in millions)
2002.....................................   $0.5        $0.8         $ 1.3
2003.....................................    0.4         0.8           1.2
2004.....................................    0.3         0.1           0.4
2005.....................................    0.3         0.4           0.7
2006.....................................    0.3         0.0           0.3
Thereafter...............................    5.1         1.2           6.3
                                            ----        ----         -----
Total costs..............................   $6.9        $3.3          10.2
                                            ====        ====
Less imputed interest....................                             (2.8)
                                                                     -----
Reserve amount...........................                              7.4
Less current portion.....................                             (1.3)
                                                                     -----
Long term (included in Other liabilities)                            $ 6.1
                                                                     =====

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

   Lawsuits for recovery of environmental investigation and remediation costs already incurred, and to be incurred in the future, were filed by VAI against various insurance companies and other third parties. Following settlements with or judgments against insurance companies, VMS is still pursuing a lawsuit against a third party for the benefit of itself, VSEA, and the Company. One insurance company has agreed to pay a portion of certain of VAI's (now VMS') future environmental-related expenditures for which the Company has an indemnity obligation, and the Company therefore has a $1.3 million receivable in Other Assets as of September 28, 2001 for the Company's share of such recovery. The Company has not reduced any environmental-related liability in anticipation of recovery on claims made against third parties.

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

Legal Proceedings

   Under the terms of the Distribution, the Company agreed to defend and indemnify VSEA and VMS for costs, liabilities, and expenses with respect to legal proceedings relating to the Instruments Business of VAI, and agreed to reimburse VMS for one-third of certain costs and expenses (after adjusting for any insurance proceeds and tax benefits recognized or realized by VMS for such costs and expenses) that are paid after April 2, 1999 and arise from actual or potential claims or legal proceedings relating to discontinued, former, or corporate operations of VAI. From time to time, the Company is involved in its own legal actions and could incur an uninsured liability in one or more of them. While the ultimate outcome of all of the foregoing legal matters is not determinable, management believes that these matters are not reasonably likely to have a material adverse effect on the Company's financial position or results of operations.

Euro Conversion

   On January 1, 1999, 11 of the 15 member countries of the European Union established fixed conversion rates between their existing currencies (legal currencies) and one new common currency--the Euro. The Euro then began trading on currency exchanges and began to be used in certain business transactions. The transition period for the introduction of the Euro occurs through June 2002. Beginning January 1, 2002, new Euro-denominated bills and coins will be issued. Simultaneously, legacy currencies will begin to be withdrawn from circulation with the completion of the withdrawal scheduled for no later than July 1, 2002. Because of the Company's significant sales and operating profits generated in the European Union, the Company has completed a program to identify and address risks arising from the conversion to the Euro currency. That program included converting information technology systems to handle the new currency, evaluating the competitive impact of one common currency due to, among other things, increased cross-border price transparency, evaluating the Company's exposure to currency exchange risks during and following the transition period to the Euro, and determining the impact on the Company's processes for preparing and maintaining accounting and taxation records. The Company believes that it has taken appropriate steps to prepare for the Euro conversion and to mitigate its effects on the Company's business, and that the Euro conversion is not likely to have a material adverse effect on the Company's business or financial condition.

Recent Accounting Pronouncements

   In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141 "Business Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets" ("FAS 141" and "FAS 142"). FAS 141 eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under FAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. FAS 141 and FAS 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of FAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the new criteria for recognition as intangibles under FAS 141 will be reclassified to goodwill. Companies are required to adopt FAS 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted in certain circumstances. The Company intends to adopt FAS 142 on the first day of fiscal year 2002 (September 29, 2001). In connection with the adoption of FAS 142, the Company will be required to perform a transitional goodwill impairment assessment. Although the Company is still analyzing the specific impact of adopting these pronouncements, their adoption will result in a reduction of goodwill amortization in future periods. Results of operations include goodwill amortization of $3.2 million, $1.9 million, and $1.7 million for fiscal years 2001, 2000, and 1999, respectively. The Company does not expect the adoption to result in a significant transitional impairment adjustment.

   In August 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations" ("FAS 143"), which is effective for fiscal years beginning after June 15, 2002. FAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FAS 143 applies to all entities. The Company does not expect the adoption of FAS 143 will have a significant impact on its financial position or results of operations.

   In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144") which supersedes FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and portions of APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". While FAS 144 carries forward many of the provisions of FAS 121 and APB Opinion No. 30, some of the key differences in the new standard are that goodwill is excluded from its scope, assets to be abandoned will be viewed as held for use and amortized over their remaining service period, and the standard broadens the presentation of discontinued operations. The Company has not yet determined the impact that FAS 144 will have on its results of operations and financial position.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

   Effective September 30, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities," which was amended by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS 133 and SFAS 138 require derivatives to be measured at fair value and to be recorded as assets or liabilities on the balance sheet. The accounting for gains or losses resulting from changes in the fair values of those derivatives is dependent upon the type of the derivative and whether it qualifies for hedge accounting. The adoption of SFAS 133 and SFAS 138 did not have a material effect on the Company's financial statements for the 12 months ended September 28, 2001.

   Foreign Currency Exchange Risk. The Company typically hedges its currency exposures associated with certain assets and liabilities denominated in non-functional currencies and with anticipated foreign currency cash flows. As a result, the effect of an immediate 10% change in exchange rates would not be material to the Company's financial condition or results of operations. The gains or losses from the change in exchange rates would be substantially offset by losses or gains from the related foreign exchange forward contracts. The Company's foreign exchange forward contracts generally range from one to 12 months in original maturity.

Forward Exchange Contracts Outstanding as of September 28, 2001

                                                             Notional Notional
                                                              Value     Value
                                                               Sold   Purchased
                                                             -------- ---------
                                                               (in thousands)
 Australian dollar.......................................... $    --   $33,856
 Japanese yen...............................................   2,355        --
 Euro.......................................................      --    18,468
 Swiss franc................................................   2,180        --
 Taiwanese dollar...........................................     751        --
 Canadian dollar............................................   2,791        --
 British pound..............................................   3,685        --
                                                             -------   -------
 Total...................................................... $11,762   $52,324
                                                             =======   =======

Interest Rate Risk

   The Company has no material exposure to market risk for changes in interest rates. The Company invests primarily in short-term U.S. Treasury securities and money market funds, and changes in interest rates would not be material to the Company's financial condition or results of operations. The Company primarily enters into debt obligations to support general corporate purposes, including working capital requirements, capital expenditures, and acquisitions. At September 28, 2001 the Company's debt obligations had fixed interest rates.

   Based upon rates currently available to the Company for debt with similar terms and remaining maturities, the carrying amounts of long-term debt and notes payable approximate their estimated fair values.

   Although payments under certain of the Company's operating leases for its facilities are tied to market indices, the Company is not exposed to material interest rate risk associated with its operating leases.

Debt Obligations

Principal Amounts and Related Weighted Average Interest Rates By Year of
Maturity

                                                         Fiscal Years
                                  ----------------------------------------------------------
                                   2002    2003    2004    2005    2006   Thereafter  Total
                                  ------  ------  ------  ------  ------  ---------- -------
                                                    (dollars in thousands)
Long-term debt (including current
  portion)....................... $6,424  $3,684  $3,472  $2,500  $2,500   $27,500   $46,080
Average interest rate............    6.9%    5.1%    5.3%    7.2%    7.2%      6.7%      6.6%

Item 8. Financial Statements and Supplementary Data

   The response to this Item is submitted as a separate section to this report. See Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

   The information required by this Item with respect to the Company's executive officers is incorporated herein by reference from the information contained in Item 1 of Part I of this Report under the caption "Executive Officers." The information required by this Item with respect to the Company's directors and nominee for director is incorporated herein by reference from the information provided under the heading "Proposal One--Election of Director" of the Company's Proxy Statement. The information required by Item 405 of Regulation S-K is incorporated herein by reference from the information provided under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's Proxy Statement.

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

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   (a) The following documents are filed as a part of this report:

      (1) Consolidated Financial Statements: (see index on page F-1 of this report)

         .  Report of Independent Accountants

         . Consolidated Statements of Earnings for fiscal years 2001, 2000, and 1999

         .  Consolidated Balance Sheets at fiscal year-end 2001 and 2000

         . Consolidated Statements of Stockholders' Equity for fiscal years 2001, 2000, and 1999

         . Consolidated Statements of Cash Flows for fiscal years 2001, 2000, and 1999

         .  Notes to the Consolidated Financial Statements

      (2) Consolidated Financial Statement Schedule: (see index on page F-1 of this report) The following financial statement schedule of the registrant and its subsidiaries for fiscal years 2001, 2000, and 1999 is filed as a part of this Report and should be read in conjunction with the Consolidated Financial Statements of the registrant and its subsidiaries.

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

    4.3     First Amendment to Rights Agreement, dated as of November 2, 2001, between Varian, Inc.
            and First Chicago Trust Company of New York (incorporated herein by reference to Exhibit 2 of the registrant's Form 8-A/A filed on November 21, 2001).

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

Exhibit No. Description
----------- -----------

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

  10.9*     Varian, Inc. Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.1 of the registrant's Form 10-Q for the quarter ended March 31, 2000).

  10.10*    Form of Indemnity Agreement between Varian, Inc. and its Directors and Officers
            (incorporated herein by reference to Exhibit 10.8 of the registrant's Form 10/A filed on
            March 8, 1999).

  10.11*    Amended and Restated Change in Control Agreement, dated as of April 2, 1999, between
            Varian, Inc. and Allen J. Lauer (incorporated herein by reference to Exhibit 10.10 of the registrant's Form 10-K for the year ended October 1, 1999).

  10.12*    Change in Control Agreement, dated as of April 16, 1999, between Varian, Inc. and G. Edward
            McClammy (incorporated herein by reference to Exhibit 10.1 of the registrant's Form 10-Q for the quarter ended July 2, 1999).

  10.13*    Amended and Restated Change in Control Agreement, dated as of February 25, 2000, between
            Varian, Inc. and Sergio Piras (incorporated herein by reference to Exhibit 10.2 of the registrant's Form 10-Q for the quarter ended March 31, 2000).

  10.14*    Amended and Restated Change in Control Agreement, dated as of April 2, 1999, between
            Varian, Inc. and Arthur W. Homan (incorporated herein by reference to Exhibit 10.11 of the registrant's Form 10-K for the year ended October 1, 1999).

  10.15*    Amended and Restated Change in Control Agreement, dated as of April 9, 2001, between
            Varian, Inc. and Garry W. Rogerson (incorporated herein by reference to Exhibit 10.22 of the registrant's Form 10-Q for the quarter ended June 29, 2001).

  10.16*    Description of Certain Compensatory Arrangements Between Registrant and Non-Employee
            Directors.

  10.17*    Description of Certain Compensatory Arrangements Between Registrant and Executive
            Officers.

  10.18*    Description of Certain Compensatory Arrangements Between Varian S.p.A. and Sergio Piras
            (incorporated herein by reference to Exhibit 10.21 of the registrant's Form 10-K for the year ended September 29, 2000).

  18.1      Preferability letter regarding inventory accounting principle change (incorporated herein by reference to Exhibit 18.1 of the registrant's Form 10-K for the year ended September 29,
            2000).

  21        Subsidiaries of the Registrant.

  23        Consent of Independent Accountants.

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

                                          VARIAN, INC
                                          (Registrant)

Dated: December 7, 2001
                                                 /s/ G. Edward McClammy
                                          By: _________________________________
                                                     G. Edward McClammy
                                              Vice President, Chief Financial
                                                   Officer and Treasurer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Signature                          Title                    Date
           ---------                          -----                    ----

       /s/ Allen J. Lauer        President and Chief Executive   December 7, 2001
-------------------------------- Officer, Director
         Allen J. Lauer          (Principal Executive Officer)

     /s/ G. Edward McClammy      Vice President, Chief Financial December 7, 2001
-------------------------------- Officer and Treasurer
       G. Edward McClammy        (Principal Financial Officer)

     /s/ Franco N. Palomba       Controller                      December 7, 2001
-------------------------------- (Principal Accounting Officer)
       Franco N. Palomba

       /s/ D. E. Mundell         Chairman of the Board           December 7, 2001
--------------------------------
         D. E. Mundell

   /s/ Richard U. De Schutter    Director                        December 7, 2001
--------------------------------
     Richard U. De Schutter

      /s/ John G. McDonald       Director                        December 7, 2001
--------------------------------
        John G. McDonald

       /s/ Wayne R. Moon         Director                        December 7, 2001
--------------------------------
         Wayne R. Moon

    /s/ Elizabeth E. Tallett     Director                        December 7, 2001
--------------------------------
      Elizabeth E. Tallett

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

   4.3      First Amendment to Rights Agreement, dated as of November 2, 2001, between Varian, Inc.
            and First Chicago Trust Company of New York (incorporated herein by reference to
            Exhibit 2 of the registrant's Form 8-A/A filed on November 21, 2001).

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

  10.9*     Varian, Inc. Employee Stock Purchase Plan (incorporated herein by reference to
            Exhibit 10.1 of the registrant's Form 10-Q for the quarter ended March 31, 2000).

  10.10*    Form of Indemnity Agreement between Varian, Inc. and its Directors and Officers
            (incorporated herein by reference to Exhibit 10.8 of the registrant's Form 10/A filed on
            March 8, 1999).

  10.11*    Amended and Restated Change in Control Agreement, dated as of April 2, 1999, between
            Varian, Inc. and Allen J. Lauer (incorporated herein by reference to Exhibit 10.10 of the registrant's Form 10-K for the year ended October 1, 1999).

Exhibit No. Description
----------- -----------
  10.12*    Change in Control Agreement, dated as of April 16, 1999, between Varian, Inc. and
            G. Edward McClammy (incorporated herein by reference to Exhibit 10.1 of the registrant's
            Form 10-Q for the quarter ended July 2, 1999).

  10.13*    Amended and Restated Change in Control Agreement, dated as of February 25, 2000, between Varian, Inc. and Sergio Piras (incorporated herein by reference to Exhibit 10.2 of the registrant's Form 10-Q for the quarter ended March 31, 2000).

  10.14*    Amended and Restated Change in Control Agreement, dated as of April 2, 1999, between
            Varian, Inc. and Arthur W. Homan (incorporated herein by reference to Exhibit 10.11 of the registrant's Form 10-K for the year ended October 1, 1999).

  10.15*    Amended and Restated Change in Control Agreement, dated as of April 9, 2001, between
            Varian, Inc. and Garry W. Rogerson (incorporated herein by reference to Exhibit 10.22 of the registrant's Form 10-Q for the quarter ended June 29, 2001).

  10.16*    Description of Certain Compensatory Arrangements Between Registrant and Non-Employee
            Directors.

  10.17*    Description of Certain Compensatory Arrangements Between Registrant and Executive
            Officers.

  10.18*    Description of Certain Compensatory Arrangements Between Varian S.p.A. and Sergio Piras
            (incorporated herein by reference to Exhibit 10.21 of the registrant's Form 10-K for the year ended September 29, 2000).

  18.1      Preferability letter regarding inventory accounting principle change (incorporated herein by reference to Exhibit 18.1 of the registrant's Form 10-K for the year ended September 29,
            2000).

  21        Subsidiaries of the Registrant.

  23        Consent of Independent Accountants.

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

                     VARIAN, INC. AND SUBSIDIARY COMPANIES

                          ANNUAL REPORT ON FORM 10-K

            INDEX OF CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

   The following consolidated financial statements of the registrant and its subsidiaries are required to be included in Item 8:

                                                                                      Page
                                                                                      ----
Report of Independent Accountants.................................................... F-2
Consolidated Statements of Earnings for fiscal years 2001, 2000, and 1999............ F-3
Consolidated Balance Sheets at fiscal year-end 2001 and 2000......................... F-4
Consolidated Statements of Stockholders' Equity for fiscal years 2001, 2000, and 1999 F-5
Consolidated Statements of Cash Flows for fiscal years 2001, 2000, and 1999.......... F-6
Notes to the Consolidated Financial Statements....................................... F-7

   The following consolidated financial statement schedule of the registrant and its subsidiaries for fiscal years 2001, 2000, and 1999 is filed as a part of this Report as required to be included in Item 14(a) and should be read in conjunction with the Consolidated Financial Statements of the registrant and its subsidiaries:

Schedule                                                   Page
--------                                                   ----

   II    Valuation and Qualifying Accounts................ F-23

   All other required schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the consolidated financial statements or the notes thereto.

                     VARIAN, INC. AND SUBSIDIARY COMPANIES
                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Varian, Inc.:

   In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Varian, Inc. and its subsidiaries at September 28, 2001 and September 29, 2000, and the results of their operations and their cash flows for each of the three years in the period ended September 28, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   As discussed in Note 2 to the consolidated financial statements, effective September 30, 2000, the Company changed its method of accounting for revenue recognition in accordance with guidance in Securities and Exchange Commission Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements."

/s/ PricewaterhouseCoopers LLP
--------------------------------------
PricewaterhouseCoopers LLP

San Jose, California
October 25, 2001

                     VARIAN, INC. AND SUBSIDIARY COMPANIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
                   (In thousands, except per share amounts)

                                                                          Fiscal Years
                                                                   ---------------------------
                                                                     2001      2000     1999
                                                                   --------  -------- --------
Sales............................................................. $749,201  $704,440 $598,887
Cost of sales.....................................................  468,084   438,164  374,246
                                                                   --------  -------- --------
Gross profit......................................................  281,117   266,276  224,641
                                                                   --------  -------- --------
Operating expenses
 Sales and marketing..............................................  130,568   123,002  124,597
 Research and development.........................................   35,632    31,806   31,554
 General and administrative.......................................   41,068    37,934   41,843
 Purchased in-process research and development....................       --       980       --
 Restructuring charges............................................       --        --   10,974
                                                                   --------  -------- --------
 Total operating expenses.........................................  207,268   193,722  208,968
                                                                   --------  -------- --------
Operating earnings................................................   73,849    72,554   15,673
Interest expense, net.............................................    1,221     1,787    2,018
                                                                   --------  -------- --------
Earnings before income taxes and cumulative effect of change in
  accounting principle............................................   72,628    70,767   13,655
Income tax expense................................................   28,325    27,982    6,076
                                                                   --------  -------- --------
Earnings before cumulative effect of change in accounting
  principle.......................................................   44,303    42,785    7,579
Cumulative effect of change in accounting principle, net of tax of
  $4,767..........................................................   (7,455)       --       --
                                                                   --------  -------- --------
Net earnings...................................................... $ 36,848  $ 42,785 $  7,579
                                                                   ========  ======== ========
Net earnings per share:
 Basic
 Earnings before cumulative effect of change in accounting
   principle...................................................... $   1.34  $   1.35 $   0.25
 Cumulative effect of change in accounting principle, net of tax..    (0.22)       --       --
                                                                   --------  -------- --------
 Net earnings..................................................... $   1.12  $   1.35 $   0.25
                                                                   ========  ======== ========
 Diluted
 Earnings before cumulative effect of change in accounting
   principle...................................................... $   1.29  $   1.26 $   0.24
 Cumulative effect of change in accounting principle, net of tax..    (0.22)       --       --
                                                                   --------  -------- --------
 Net earnings..................................................... $   1.07  $   1.26 $   0.24
                                                                   ========  ======== ========
Shares used in per share calculations:
 Basic............................................................   33,013    31,742   30,442
                                                                   ========  ======== ========
 Diluted..........................................................   34,470    33,853   31,121
                                                                   ========  ======== ========


       See accompanying Notes to the Consolidated Financial Statements.

                     VARIAN, INC. AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS
              (In thousands, except share and par value amounts)

                                                                                Fiscal Year End
                                                                              ------------------
                                                                                2001      2000
                                                                              --------  --------
ASSETS

Current assets
 Cash and cash equivalents................................................... $ 59,879  $ 39,708
 Accounts receivable, net....................................................  158,280   168,513
 Inventories.................................................................  119,498   105,450
 Deferred taxes..............................................................   26,303    21,044
 Other current assets........................................................   11,084    10,734
                                                                              --------  --------
 Total current assets........................................................  375,044   345,449
Property, plant and equipment, net...........................................   90,528    80,632
Other assets.................................................................   93,685    86,238
                                                                              --------  --------
Total assets................................................................. $559,257  $512,319
                                                                              ========  ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
 Current portion of long-term debt........................................... $  6,424  $  6,384
 Accounts payable............................................................   48,728    52,193
 Deferred profit.............................................................   21,705        --
 Accrued liabilities.........................................................  124,754   133,825
                                                                              --------  --------
 Total current liabilities...................................................  201,611   192,402
Long-term debt...............................................................   39,656    45,516
Deferred taxes...............................................................    2,801     6,669
Other liabilities............................................................    9,918    11,626
                                                                              --------  --------
Total liabilities............................................................  253,986   256,213
                                                                              --------  --------
Commitments and contingencies (Notes 11 and 16)

Stockholders' equity
 Preferred stock--par value $.01, authorized--1,000,000 shares; issued--none.       --        --
 Common stock--par value $.01, authorized--99,000,000 shares; issued and outstanding--33,223,815 shares at September 28, 2001 and 32,834,000 shares
   at September 29, 2000.....................................................  236,660   222,838
 Retained earnings...........................................................   92,792    55,944
 Other comprehensive loss....................................................  (24,181)  (22,676)
                                                                              --------  --------
 Total stockholders' equity..................................................  305,271   256,106
                                                                              --------  --------
Total liabilities and stockholders' equity................................... $559,257  $512,319
                                                                              ========  ========


       See accompanying Notes to the Consolidated Financial Statements.

                     VARIAN, INC. AND SUBSIDIARY COMPANIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (In thousands)



                                         Common Stock                        Treasury     Other
                                       ----------------  Retained Divisional Stock at Comprehensive
                                       Shares   Amount   Earnings   Equity     Cost       Loss       Total
                                       ------  --------  -------- ---------- -------- ------------- --------
Balance, fiscal year-end 1998.........     --  $     --  $    --  $ 252,552  $    --    $     --    $252,552
  Net transfers to Varian Associates,
   Inc. and Varian Medical Systems,
   Inc. (VMS).........................     --        --       --    (57,293)      --          --     (57,293)
  Distribution of Common Stock to
   Varian Associates, Inc.
   stockholders....................... 30,423   189,679       --   (189,679)      --          --          --
  Issuance of common stock............    140     1,160       --         --       --          --       1,160
  Net earnings........................     --        --   13,159     (5,580)      --          --       7,579
                                       ------  --------  -------  ---------  -------    --------    --------
Balance, fiscal year-end 1999......... 30,563   190,839   13,159         --       --          --     203,998
  Net transfers from VMS..............     --     1,095       --         --       --          --       1,095
  Issuance of common stock............  2,544    28,575       --         --       --          --      28,575
  Tax benefits from stock option
    plans.............................     --    12,025       --         --       --          --      12,025
  Repurchase of common stock..........     --        --       --         --   (9,696)         --      (9,696)
  Retirement of treasury stock........   (273)   (9,696)      --         --    9,696          --          --
  Currency translation adjustment.....     --        --       --         --       --     (22,676)    (22,676)
  Net earnings........................     --        --   42,785         --       --          --      42,785
                                       ------  --------  -------  ---------  -------    --------    --------
Balance, fiscal year-end 2000......... 32,834   222,838   55,944         --       --     (22,676)    256,106
  Issuance of common stock............    390     5,466       --         --       --          --       5,466
  Tax benefits from stock option
    plans.............................     --     8,356       --         --       --          --       8,356
  Currency translation adjustment.....     --        --       --         --       --      (1,505)     (1,505)
  Net earnings........................     --        --   36,848         --       --          --      36,848
                                       ------  --------  -------  ---------  -------    --------    --------
Balance, fiscal year-end 2001......... 33,224  $236,660  $92,792  $      --  $    --    $(24,181)   $305,271
                                       ======  ========  =======  =========  =======    ========    ========



       See accompanying Notes to the Consolidated Financial Statements.

                     VARIAN, INC. AND SUBSIDIARY COMPANIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                Fiscal Years
                                                                        ----------------------------
                                                                          2001      2000      1999
                                                                        --------  --------  --------
Cash Flows from Operating Activities
Net earnings........................................................... $ 36,848  $ 42,785  $  7,579
Adjustments to reconcile net earnings to net cash provided by operating activities
 Cumulative effect of change in accounting principle, net of tax.......    7,455        --        --
 Depreciation and amortization.........................................   21,503    17,709    17,699
 (Gain) loss on disposition of property, plant, and equipment..........      238       (33)      687
 Purchased in-process research and development.........................       --       980        --
 Tax benefit from stock option deductions..............................    8,356    12,025        --
 Deferred taxes........................................................   (4,360)   (2,347)   (1,546)
 Changes in assets and liabilities
   Accounts receivable, net............................................   15,205   (23,214)   (7,601)
   Inventories.........................................................   (9,072)  (20,455)    4,489
   Other current assets................................................   (1,520)   (2,391)   (3,666)
   Accounts payable....................................................  (10,842)   12,712     6,122
   Deferred profit.....................................................    9,483        --        --
   Accrued liabilities.................................................   (8,514)   20,572      (870)
   Other liabilities...................................................   (1,447)    4,766       591
   Other assets........................................................      662    (1,337)     (819)
                                                                        --------  --------  --------
Net cash provided by operating activities..............................   63,995    61,772    22,665
                                                                        --------  --------  --------
Cash Flows from Investing Activities
Proceeds from sale of property, plant, and equipment...................      823       479       245
Purchase of property, plant, and equipment.............................  (27,620)  (21,610)  (15,028)
Purchase of businesses, net of cash acquired...........................  (16,061)  (32,774)       --
                                                                        --------  --------  --------
Net cash used in investing activities..................................  (42,858)  (53,905)  (14,783)
                                                                        --------  --------  --------
Cash Flows from Financing Activities
Net payment of short-term and long-term debt...........................   (4,672)   (5,682)  (13,536)
Repurchase of common stock.............................................       --    (9,696)       --
Issuance of common stock...............................................    5,466    28,575     1,160
Net transfers (to) from Varian Associates, Inc. and Varian Medical
  Systems, Inc.........................................................   (1,137)   (1,191)   27,842
                                                                        --------  --------  --------
Net cash provided by (used in) financing activities....................     (343)   12,006    15,466
                                                                        --------  --------  --------
Effects of exchange rate changes on cash...............................     (623)   (3,513)       --
Net increase in cash and cash equivalents..............................   20,171    16,360    23,348
Cash and cash equivalents at beginning of period.......................   39,708    23,348        --
                                                                        --------  --------  --------
Cash and cash equivalents at end of period............................. $ 59,879  $ 39,708  $ 23,348
                                                                        ========  ========  ========
Non-Cash Investing and Financing Activities
Debt assumed/transferred from Varian Associates, Inc................... $     --  $     --  $ 71,465
Transfer of property, plant, and equipment............................. $     --  $     --  $  9,900

Supplemental Cash Flow Information
Income taxes paid...................................................... $ 28,061  $ 10,637  $ 11,210
Interest paid.......................................................... $  3,318  $  3,714  $  1,881

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

   Until April 2, 1999, the business of the Company was operated as the Instruments Business ("IB") of Varian Associates, Inc. ("VAI"). VAI contributed IB to the Company; then on April 2, 1999, VAI distributed to the holders of record of VAI common stock on March 24, 1999 one share of common stock of the Company for each share of VAI common stock outstanding on April 2, 1999 (the "Distribution"). At the same time, VAI contributed its Semiconductor Equipment business to Varian Semiconductor Equipment Associates, Inc. ("VSEA") and distributed to the holders of record of VAI common stock on March 24, 1999 one share of common stock of VSEA for each share of VAI common stock outstanding on April 2, 1999. VAI retained its Health Care Systems business and changed its name to Varian Medical Systems, Inc. ("VMS") effective as of April 3, 1999. These transactions were accomplished under the terms of an Amended and Restated Distribution Agreement dated as of January 14, 1999 by and among the Company, VAI, and VSEA (the "Distribution Agreement"). For purposes of providing an orderly transition and to define certain ongoing relationships between and among the Company, VMS, and VSEA after the Distribution, the Company, VMS, and VSEA also entered into certain other agreements which include an Employee Benefits Allocation Agreement, an Intellectual Property Agreement, a Tax Sharing Agreement, and a Transition Services Agreement.

   The consolidated financial statements reflect the Company's results of operations and cash flows for the two years ended September 28, 2001 and September 29, 2000 and for the six-month period ended October 1, 1999. The interim consolidated financial results for the six months ended April 2, 1999 were carved out from the interim financial statements of VAI using the historical results of operations of IB and include the accounts of IB after elimination of inter-business balances and transactions. The interim consolidated financial results for the six months ended April 2, 1999 also include allocations of certain VAI corporate expenses (including legal, accounting, employee benefits, insurance services, information technology services, treasury, and other corporate overhead) to IB. These amounts had been allocated to IB on a basis that was considered by management to reflect most fairly or reasonably the utilization of the services provided to or the benefit obtained by IB. Typical measures and activity indicators used for allocation purposes include headcount, sales revenue, and payroll expense. The Company's management believes that the methods used to allocate these amounts are reasonable. However, these allocations are not necessarily indicative of the amounts that would have been recorded by the Company on a stand-alone basis.

Note 2. Summary of Significant Accounting Policies

   Fiscal year. The Company's fiscal years reported are the 52- or 53-week periods, which ended on the Friday nearest September 30. Fiscal year 2001 comprises the 52-week period ended on September 28, 2001. Fiscal year 2000 comprises the 52-week period ended on September 29, 2000. Fiscal year 1999 comprises the 52-week period ended on October 1, 1999.

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

   Revenue Recognition. In December 1999, the staff of the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." The SEC staff addressed several issues in SAB 101, including the timing of revenue recognition for sales that involve contractual customer acceptance provisions and installation. Under SAB 101, revenue may be recognized when persuasive evidence of an arrangement exists, delivery has occurred, the contract price is

                     VARIAN, INC. AND SUBSIDIARY COMPANIES
fixed or determinable and collection is reasonably assured. The Company adopted the provisions of SAB 101 in the fourth fiscal quarter of fiscal year 2001, retroactive to September 30, 2000 (the first day of fiscal year 2001).

   The Company derives revenues from three sources--system sales, part sales and service contracts. The implementation of SAB 101 had no impact on the Company's historical revenue recognition policy for part sales, service contracts, or system sales in the Company's Vacuum Technologies and Electronics Manufacturing segments. However, the adoption of SAB 101 did impact recognition of system sales in the Company's Scientific Instruments segment (See further discussion regarding the Company's business segments in Note 17).

   For system sales, revenue was historically recognized when persuasive evidence of an arrangement existed, the product was delivered, title and risk of loss had passed to the customer, and collection of the resulting receivable was probable; estimated costs of installation were accrued at the time of shipment. As required by SAB 101, effective September 30, 2000, the Company changed its method of accounting for certain system sales. System sales of existing products that involve installation services are accounted for as multiple element arrangements, where the larger of the contractual billing hold back or the fair value of the installation service is now deferred when the product is shipped and recognized when the installation is complete. In all cases, the fair value of undelivered elements, such as accessories ordered by customers, is deferred until the related items are delivered to the customer. For certain other system sales involving unique customer acceptance terms, or new specifications or technology with customer acceptance provisions, all revenue is generally deferred until customer acceptance.

   In accordance with SAB 101, the Company recorded a non-cash charge of $7.5 million (after reduction for income taxes of $4.7 million), or $0.22 per share, to reflect the cumulative effect of the accounting change as of the beginning of the fiscal year. The deferred profit balance as a result of the adoption of SAB 101 as of September 30, 2000 (the first day of fiscal year 2001) was $12.6 million. This amount is comprised of deferred revenue of $29.9 million related to systems previously shipped and recorded as revenue, but which did not qualify for revenue recognition under SAB 101, net of the related deferred cost of sales of $17.3 million. Of the deferred profit of $12.6 million, $8.8 million was recognized as revenue and $3.8 million was recognized as related cost of sales in fiscal year 2001. As of September 28, 2001, the deferred profit balance was $21.7 million. Pro forma amounts related to the adoption of SAB 101 for the periods beginning before September 30, 2000 have not been presented as the effect of the change in accounting principle could not be reasonably estimated.

   Revenue related to part sales is recognized on shipment. Revenue related to service contracts is recognized ratably over the duration of the contracts. Unearned maintenance and service contract revenue is included in accrued liabilities. Service revenues are less than 10% of revenues in all periods presented.

   The Company's products are generally subject to warranties, and the Company provides for the estimated future costs of repair or replacement in costs of sales.

   Foreign Currency Translation. Effective October 2, 1999, the Company changed its functional currency to the local currency of each country in which the Company operates. The functional currencies of the Company's operations are primarily the U.S. dollar, and to a lesser extent the Euro, Australian dollar, Japanese yen, and various other currencies. Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at exchange rates at the end of the fiscal year and income and expense items are translated at rates of exchange prevailing during the year. Translation gains and losses are included in the cumulative translation adjustment component of other comprehensive income (loss). Gains and losses arising from transactions denominated in currencies other than a subsidiary's functional currency are reflected in general and administrative expenses and losses amounted to $0.5 million during fiscal year 2001 and $0.6 million during fiscal year 2000. During fiscal year 1999, exchange losses were $2.4 million, resulting from the remeasurement of monetary assets and liabilities into the U.S. dollar.

   Concentration of Credit Risk. Financial instruments that potentially subject the Company to concentrations of credit risk comprise cash and cash equivalents, trade accounts receivable, notes

                     VARIAN, INC. AND SUBSIDIARY COMPANIES
receivable, and forward exchange contracts. The Company invests primarily in short-term U.S. Treasury securities and diversified money market accounts. The Company sells its products and extends trade credit to a large number of customers, who are dispersed across many different industries and geographies. The Company performs ongoing credit evaluations of these customers and generally does not require collateral from them. Trade accounts receivable include allowances for doubtful accounts as of fiscal year end 2001 and 2000 of $2.2 million and $1.8 million, respectively. The Company seeks to minimize credit risk relating to forward exchange contracts by limiting its counter-parties to major financial institutions. No single customer represents 10% or more of the Company's total sales.

   Cash and Cash Equivalents. The Company considers currency on hand, demand deposits, and all highly liquid debt securities with an original maturity of three months or less to be cash and cash equivalents. Fair value of cash and cash equivalents approximates cost due to the short period of time to maturity.

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

   Other Assets. Goodwill and other identifiable intangible assets are amortized on a straight-line basis over periods ranging from five to 40 years.

   Research and Development. Company-sponsored research and development costs related to both present and future products are expensed currently.

   Long-Lived Assets. Long-lived assets held and used by the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. In addition, all long-lived assets to be disposed of are reported at the lower of carrying amount or fair market value, less expected selling costs.

   Comprehensive Income (Loss). The Company's comprehensive income (loss) is comprised of net income and foreign currency cumulative translation adjustments. Other Comprehensive Loss is reflected in the consolidated statements of stockholders' equity.

   Recent Accounting Pronouncements. In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141 "Business Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets" ("FAS 141" and "FAS 142"). FAS 141 eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under FAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. FAS 141 and FAS 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of FAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the new criteria for recognition as intangibles under FAS 141 will be reclassified to goodwill. Companies are required to adopt FAS 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted in certain circumstances. The Company intends to adopt FAS 142 on the first day of fiscal year 2002 (September 29, 2001). In connection with the adoption of FAS 142, the Company will be required to perform a transitional goodwill impairment assessment. While the Company is still analyzing the specific impact of adopting

                     VARIAN, INC. AND SUBSIDIARY COMPANIES
these pronouncements, their adoption will result in a reduction of goodwill amortization in future periods. Results of operations include goodwill amortization of $3.2 million, $1.9 million, and $1.7 million for fiscal years 2001, 2000, and 1999, respectively. The Company does not expect the adoption to result in a significant transitional impairment adjustment.

   In August 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations" ("FAS 143"), which is effective for fiscal years beginning after June 15, 2002. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FAS 143 applies to all entities. The Company does not expect the adoption of FAS 143 will have a significant impact on its financial position or results of operations.

   In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144") which supersedes FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and portions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". While FAS 144 carries forward many of the provisions of FAS 121 and APB Opinion No. 30, some of the key differences in the new standard are that goodwill is excluded from its scope, assets to be abandoned will be viewed as held for use and amortized over their remaining service period, and the standard broadens the presentation of discontinued operations. The Company has not yet determined the impact that FAS 144 will have on its results of operations and financial position.


Note 3. Balance Sheet Detail (in thousands)

                                                                 Fiscal Years
                                                               -----------------
                                                                 2001     2000
                                                               -------- --------
INVENTORIES
Raw materials and parts....................................... $ 63,193 $ 55,649
Work in process...............................................   12,175   10,912
Finished goods................................................   44,130   38,889
                                                               -------- --------
                                                               $119,498 $105,450
                                                               ======== ========
PROPERTY, PLANT, AND EQUIPMENT
Land and land improvements.................................... $  4,719 $  4,720
Buildings.....................................................   67,276   62,698
Machinery and equipment.......................................  131,942  123,590
Construction in progress......................................    5,981    6,339
                                                               -------- --------
                                                                209,918  197,347
Less: accumulated depreciation................................  119,390  116,715
                                                               -------- --------
Property, plant, and equipment, net........................... $ 90,528 $ 80,632
                                                               ======== ========
OTHER ASSETS
Net goodwill.................................................. $ 89,513 $ 80,478
Other.........................................................    4,172    5,760
                                                               -------- --------
                                                               $ 93,685 $ 86,238
                                                               ======== ========
ACCRUED LIABILITIES
Payroll and employee benefits................................. $ 32,679 $ 34,294
Income taxes..................................................   17,319   21,511
Deferred service revenue......................................   17,550   15,862
Contract advances.............................................   14,900   17,474
Insurance.....................................................    5,475    6,191
Product warranty..............................................    8,742    8,417
Other.........................................................   28,089   30,076
                                                               -------- --------
                                                               $124,754 $133,825
                                                               ======== ========

                     VARIAN, INC. AND SUBSIDIARY COMPANIES

Note 4. Forward Exchange Contracts

   Effective September 30, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities," which was amended by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." The adoption of SFAS 133 and 138 did not have a material effect on the Company's financial statements for the fiscal year 2001. SFAS 133 and 138 require derivatives to be measured at fair value and to be recorded as assets or liabilities on the balance sheet. The accounting for gains or losses resulting from changes in the fair values of those derivatives is dependent upon the type of the derivative and whether it qualifies for "hedge" accounting.

   On the date derivative contracts are entered into, the Company may designate the derivative as either (i) a hedge of the exposure to the changes in the fair value of a recognized asset or liability, or of an unrecognized firm commitment (fair value hedge); or (ii) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). For each such derivative contract entered, the Company formally documents at the hedge's inception the relationship between the hedging instrument (forward contract) and hedged item, the nature of the risk being hedged, as well as its risk management objective and strategy for undertaking the hedge.

   Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income (loss), depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. For cash flow hedge transactions, changes in the fair value of the derivative instrument, to the extent they are effective, are reported in other comprehensive income (loss). The gains or losses on cash flow hedge transactions that are reported in other comprehensive income (loss) are reclassified to earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item or the forecasted transactions are realized. The impact of ineffective hedges is recognized in results of operations in the periods in which the hedges are deemed to be ineffective.

   During fiscal year 2001, the Company had not entered into cash flow or fair value hedge transactions.

   The Company also enters into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations on assets and liabilities denominated in currencies other than the local functional currencies. The contracts are not designated as "hedges" and do not qualify for hedge accounting under FAS 133. The Company records these contracts at fair value with the related gains and losses recorded in "general and administrative expenses". The gains and losses on these contracts are substantially offset by transaction losses and gains on the underlying balances being hedged.

   The Company's foreign exchange forward contracts generally range from one to 12 months in original maturity. There were no significant unrealized gains or losses associated with such contracts as of September 28, 2001. Forward exchange contracts that were outstanding as of September 28, 2001 are summarized as follows:

                                                        Notional Notional
                                                         Value     Value
                                                          Sold   Purchased
                                                        -------- ---------
                                                          (in thousands)
      Australian dollar................................ $    --   $33,856
      Japanese yen.....................................   2,355        --
      Euro.............................................      --    18,468
      Swiss franc......................................   2,180        --
      Taiwanese dollar.................................     751        --
      Canadian dollar..................................   2,791        --
      British pound....................................   3,685        --
                                                        -------   -------
      Total............................................ $11,762   $52,324
                                                        =======   =======

                     VARIAN, INC. AND SUBSIDIARY COMPANIES

Note 5. Acquisitions

   During the fiscal quarter ended December 29, 2000, the Company acquired substantially all of the assets of Imagine Manufacturing Solutions, Inc. and R&S Technology, Inc. During the fiscal quarter ended March 30, 2001, the Company acquired all of the outstanding capital stock of Bear Instruments, Inc. These acquisitions, which did not have a material effect on the Company's operations or financial position, were accounted for using the purchase method of accounting. In the aggregate, the Company paid approximately $17 million in cash and assumption of debt for these acquisitions.

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

   For the fiscal years ended September 28, 2001, September 29, 2000, and October 1, 1999, options to purchase 573,344, 28,392 and 1,150,738, shares, respectively, were excluded from the calculation of diluted earnings per share as their effect would be antidilutive.

                     VARIAN, INC. AND SUBSIDIARY COMPANIES

   A reconciliation follows:

                                                                     2001     2000    1999
                                                                    -------  ------- -------
                                                                    (in thousands except per
                                                                         share amounts)
Basic
Earnings before cumulative effect of change in accounting principle $44,303  $42,785 $ 7,579
Cumulative effect of change in accounting principle, net of tax....  (7,455)      --      --
                                                                    -------  ------- -------
Net earnings....................................................... $36,848  $42,785 $ 7,579
Weighted average shares outstanding................................  33,013   31,742  30,442
Earnings before cumulative effect of change in accounting principle $  1.34  $  1.35 $  0.25
Cumulative effect of change in accounting principle, net of tax....   (0.22)      --      --
                                                                    -------  ------- -------
Net earnings....................................................... $  1.12  $  1.35 $  0.25
                                                                    =======  ======= =======
Diluted
Earnings before cumulative effect of change in accounting principle $44,303  $42,785 $ 7,579
Cumulative effect of change in accounting principle, net of tax....  (7,455)      --      --
                                                                    -------  ------- -------
Net earnings....................................................... $36,848  $42,785 $ 7,579
Weighted average shares outstanding................................  33,013   31,742  30,442
Net effect of dilutive stock options...............................   1,457    2,111     679
                                                                    -------  ------- -------
Total shares.......................................................  34,470   33,853  31,121
Earnings before cumulative effect of change in accounting principle $  1.29  $  1.26 $  0.24
Cumulative effect of change in accounting principle, net of tax....   (0.22)      --      --
                                                                    -------  ------- -------
Net earnings....................................................... $  1.07  $  1.26 $  0.24
                                                                    =======  ======= =======

Note 7. Comprehensive Income

   Comprehensive income is comprised of net income and the currency translation adjustment. Comprehensive income was $35.3 million and $20.1 million for the fiscal years ended September 28, 2001 and September 29, 2000, respectively.

Note 8. Debt and Credit Facilities

   As of September 28, 2001, the Company had $61.6 million in uncommitted and unsecured credit facilities for working capital purposes with interest rates for these facilities established at the time of borrowing. As of September 28, 2001, no amount was outstanding under these credit facilities. All of these credit facilities contain certain conditions and events of default customary for such facilities, for which the Company was in compliance.

   In December 2000, the Company established a 364-day bank credit facility in Japan in the amount of 1.2 billion yen (approximately $9.8 million) for working capital purposes for its wholly owned Japan subsidiary. As of September 28, 2001, no amount was outstanding under this credit facility. This credit facility contains certain covenants that limit future borrowings of the Company and requires the maintenance by the Company of certain levels of working capital and operating results.

   As of September 28, 2001, the Company had $43.5 million in term loans outstanding compared to $49.5 million at September 29, 2000. As of September 28, 2001 and September 29, 2000, fixed interest rates on the term loans ranged from 6.7% to 7.5%. The weighted average interest rates on the term loans were 6.9% at September 28, 2001 and 7.0% at September 29, 2000. The term loans contain certain covenants that limit future borrowings and the payment of cash dividends and require the maintenance of certain levels of working capital and operating results. For fiscal year 2001, the Company was in compliance with all restrictive covenants of the term loan agreements. The Company also had other long-term notes payable as of September 28, 2001 of $2.6 million with an interest rate of 0.7% and $2.4 million as of September 29, 2000 with an interest rate of 1.0%.

                     VARIAN, INC. AND SUBSIDIARY COMPANIES

   Future principal payments on long-term debt outstanding on September 28, 2001 will be $6.4 million, $3.7 million, $3.5 million, $2.5 million, $2.5 million, and $27.5 million during fiscal years 2002, 2003, 2004, 2005, 2006, and thereafter, respectively.

   Based upon rates currently available to the Company for debt with similar terms and remaining maturities, the carrying amounts of long-term debt and notes payable approximate their estimated fair values.

   The Distribution Agreement provided for the division among the Company, VSEA, and VMS of VAI's cash and debt as of April 2, 1999. Under the Distribution Agreement, the Company was to assume 50% of VAI's term loans and receive an amount of cash from VAI such that it would have net debt (defined in the Distribution Agreement as the amount outstanding under the term loans and notes payable, less cash and cash equivalents) equal to approximately 50% of the net debt of the Company and VMS, subject to such adjustment as was necessary to provide VMS with a net worth (as defined in the Distribution Agreement) of between 40% and 50% of the aggregate net worth of the Company and VMS, and subject to further adjustment to reflect the Company's approximately 50% share of the estimated proceeds, if any, to be received by VMS after the Distribution from the sale of VAI's long-term leasehold interest at certain of its Palo Alto facilities, together with certain related buildings and other corporate assets, and the Company's obligation for approximately 50% of any estimated transaction expenses to be paid by VMS after the Distribution (in each case reduced for estimated taxes payable or tax benefits received from all sales and transaction expenses). Since the amounts transferred immediately prior to the Distribution were based on estimates, these and other adjustments were required following the Distribution. As a result of these final adjustments, the Company recorded an increase in stockholders' equity of $1.1 million in the second quarter of fiscal year 2000 and no adjustment in fiscal year 2001. Management believes that no further adjustments are necessary, and that if any are required, they will not have a material effect on the Company's financial condition.

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

   In connection with the Distribution, certain holders of options to purchase shares of VAI common stock received replacement options from the Company to purchase shares of the Company's common stock. Effective April 2, 1999, the Company granted such replacement options to purchase 4,299,639 shares of the Company's common stock with an average exercise price of $11.16 per share. Subsequent to April 2, 1999, replacement options to purchase an additional 212,381 shares were granted in fiscal years ended September 29, 2000 and October 1, 1999. This brings the total options granted in connection with the Distribution to 4,512,020 shares. Such stock options vest over the same vesting periods as the original VAI stock options, typically three years, and have the same expiration dates as the original VAI stock options.

   At September 28, 2001, options with respect to 1,454,921 shares were available for grant.

                     VARIAN, INC. AND SUBSIDIARY COMPANIES

Option Activity Under the Plan

                                            2001                   2000                   1999
                                    --------------------- ---------------------- -----------------------
                                              Weighted               Weighted                Weighted
                                              Average                Average                 Average
                                           Exercise Price         Exercise Price          Exercise Price
                                    Shares   per share    Shares    per share    Shares     per share
                                    ------ -------------- ------  -------------- ------   --------------
                                                  (in thousands except per share amounts)
Outstanding at beginning of fiscal
  year............................. 4,070      $13.51      5,687      $10.81     4,300(1)     $11.16
Granted............................   625      $34.46        921      $22.11     1,571        $ 9.65
Exercised..........................  (284)     $10.61     (2,505)     $10.50      (140)       $ 8.27
Cancelled or expired...............   (82)     $20.67        (33)     $15.05       (44)       $13.34
                                    -----      ------     ------      ------     -----        ------
Outstanding at end of fiscal year.. 4,329      $16.59      4,070      $13.51     5,687        $10.81
                                    =====      ======     ======      ======     =====        ======
Shares exercisable at end of fiscal
  year............................. 2,838      $12.80      2,175      $11.63     3,401        $10.72
                                    =====      ======     ======      ======     =====        ======

--------
(1) As of April 2, 1999.

Outstanding and Exercisable Options at September 28, 2001

                             Options Outstanding                    Options Exercisable
                ---------------------------------------------- -----------------------------
                               Weighted Average    Weighted                      Weighted
   Range of                       Remaining        Average                       Average
Exercise Prices     Shares     Contractual Life Exercise Price     Shares     Exercise Price
--------------- -------------- ---------------- -------------- -------------- --------------
                (in thousands)    (in years)                   (in thousands)
 $ 4.25-$ 8.77.        96            2.4            $ 8.24            96          $ 8.24
 $ 8.80-$ 9.50.     1,327            7.5            $ 9.49           890          $ 9.49
 $10.00-$13.88.       929            4.2            $11.89           918          $11.87
 $13.98-$22.06.     1,254            6.6            $17.73           870          $15.87
 $22.38-$54.94.       723            9.1            $34.80            64          $37.50
                    -----            ---            ------         -----          ------
    Total......     4,329            6.7            $16.59         2,838          $12.80
                    =====            ===            ======         =====          ======

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

   During fiscal years 2001 and 2000, employees purchased 106,307 shares for $2.5 million and 38,965 shares for $1.3 million, respectively. As of September 28, 2001, a total of 1,054,728 shares remained available for issuance under the ESPP.

                     VARIAN, INC. AND SUBSIDIARY COMPANIES

   The Company has adopted the pro forma disclosure provisions of Statement of Financial Accounting Standards ("SFAS") 123, "Accounting for Stock-Based Compensation." Accordingly, the Company applies Accounting Principles Board Opinion 25 and related Interpretations in accounting for its stock compensation plans. If the Company had elected to recognize compensation cost based on the fair value of the options granted as prescribed by SFAS 123, net earnings and net earnings per share would have been reduced to the pro forma amounts shown below:

                                                                     2001     2000    1999
                                                                   -------  -------  ------
                                                                   (in thousands except per
                                                                        share amounts)
Pro forma net earnings before cumulative effect of change in accounting principle............................................ $38,869  $39,660  $6,933
Pro forma net earnings after cumulative effect of change in
  accounting principle............................................ $31,414  $39,660  $6,933
Pro forma net earnings per share:
Earnings before cumulative effect of change in accounting
  principle
   Basic.......................................................... $  1.18  $  1.25  $ 0.23
   Diluted........................................................ $  1.13  $  1.17  $ 0.22
Earnings after cumulative effect of change in accounting principle
   Basic.......................................................... $  0.95  $  1.25  $ 0.23
   Diluted........................................................ $  0.91  $  1.17  $ 0.22

   The presentation of pro forma net earnings and net earnings per share does not include the effects of options granted prior to April 2, 1999, and accordingly, is not representative of future pro forma calculations.

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                              Employee Stock Employee Stock
                                                 Options     Purchase Plan
                                              -------------  -------------
                                              2001 2000 1999  2001    2000
                                              ---- ---- ---- ----     ----
      Expected dividend yield................ 0.0% 0.0% 0.0% 0.0%     0.0%
      Risk-free interest rate................ 4.1% 5.9% 5.8% 2.2%     6.2%
      Expected volatility....................  50%  40%  30%  50%      40%
      Expected life (in years)............... 5.7  5.7  5.9  0.5      0.5

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

   The weighted average estimated fair value of employee stock options granted was $17.56 per share for fiscal year 2001, $11.68 per share for fiscal year 2000, and $3.95 per share for options granted during the six-month period ended October 1, 1999. The weighted average estimated fair value of shares granted under the employee stock purchase plan was $7.15 for fiscal year 2001 and $9.52 for fiscal year 2000.

Note 10. Stock Repurchase Program

   During the second quarter of fiscal year 2000, the Company's Board of Directors authorized the Company to repurchase up to 1,000,000 shares of its common stock until September 28, 2001. During the fiscal year ended September 29, 2000, the Company repurchased 272,500 shares, for an aggregate cost of $9.7 million. No shares were repurchased during the fiscal year ended September 28, 2001.

   On November 2, 2001, the Company's Board of Directors provided a new authorization for the Company to repurchase up to 1,000,000 shares of its common stock until October 1, 2004.

                     VARIAN, INC. AND SUBSIDIARY COMPANIES

Note 11. Contingencies

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

   For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken. As of September 28, 2001, it was nonetheless estimated that the Company's share of the future exposure for environmental-related investigation and remediation costs for these sites and facilities ranged in the aggregate from $1.7 million to $4.8 million (without discounting to present value). The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 30 years as of September 28, 2001. No amount in the foregoing range of estimated future costs is believed to be more probable of being incurred than any other amount in such range, and the Company therefore accrued $1.7 million as of September 28, 2001.

                     VARIAN, INC. AND SUBSIDIARY COMPANIES

   As to other sites and facilities, sufficient knowledge has been gained to be able to better estimate the scope and costs of future environmental activities. As of September 28, 2001, it was estimated that the Company's share of the future exposure for environmental-related investigation and remediation costs for these sites and facilities ranged in the aggregate from $7.2 million to $15.2 million (without discounting to present value). The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 30 years as of September 28, 2001. As to each of these sites and facilities, it was determined that a particular amount within the range of estimated costs was a better estimate of the future environmental liability than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. Together, these amounts totaled $10.2 million at September 28, 2001. The Company therefore accrued $5.7 million as of September 28, 2001, which represents the best estimate of its share of these future costs discounted at 4%, net of inflation. This accrual is in addition to the $1.7 million described in the preceding paragraph. At September 28, 2001, the Company's reserve for environmental liabilities, based upon future environmental-related costs estimated by the Company as of that date, was calculated as follows:

                                                                         Total
                                                              Non-    Anticipated
                                                  Recurring Recurring   Future
Fiscal Year                                         Costs     Costs      Costs
-----------                                       --------- --------- -----------
                                                           (in millions)
2002.............................................   $0.5      $0.8       $ 1.3
2003.............................................    0.4       0.8         1.2
2004.............................................    0.3       0.1         0.4
2005.............................................    0.3       0.4         0.7
2006.............................................    0.3       0.0         0.3
Thereafter.......................................    5.1       1.2         6.3
                                                    ----      ----       -----
Total costs......................................   $6.9      $3.3        10.2
                                                    ====      ====
Less imputed interest............................                         (2.8)
                                                                         -----
Reserve amount...................................                          7.4
Less current portion.............................                         (1.3)
                                                                         -----
Long term (included in Other liabilities)........                        $ 6.1
                                                                         =====

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

   Lawsuits for recovery of environmental investigation and remediation costs already incurred, and to be incurred in the future, were filed by VAI against various insurance companies and other third parties. Following settlements with or judgments against insurance companies, VMS is still pursuing a lawsuit against a third party for the benefit of itself, VSEA, and the Company. One insurance company has agreed to pay a portion of certain of VAI's (now VMS') future environmental-related expenditures for which the Company has an indemnity obligation, and the Company therefore has a $1.3 million receivable in Other Assets as of September 28, 2001 for the Company's share of such recovery. The Company has not reduced any environmental-related liability in anticipation of recovery on claims made against third parties.

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

Note 12. Retirement Plans

   Certain employees of the Company in the United States are eligible to participate in the Company's sponsored, defined contribution retirement plan. The Company's obligation is to match the participant's contribution up to 6% of their eligible compensation. Participants are entitled, upon termination or retirement, to their account balances, which are held by a third party trustee. In addition, a number of the Company's foreign subsidiaries have retirement plans for regular full-time employees. Total expenses for all plans amounted to $11.3 million, $9.4 million, and $9.0 million for fiscal years 2001, 2000, and 1999, respectively.

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

Note 13. Stockholders' Equity

   On April 2, 1999, stockholders of record of VAI on March 24, 1999 received in the Distribution one share of the Company's common stock for each share of VAI common stock held on April 2, 1999. Immediately following the Distribution, the Company had 30,422,792 shares of common stock outstanding.

   Each stockholder also received one Right for each share of common stock distributed, entitling the stockholder to purchase one one-thousandth of a share of Participating Preferred, par value $0.01 per share, for $75.00 (subject to adjustment), in the event of certain changes in the Company's ownership. The Participating Preferred Stock is designed so that each one one-thousandth of a share has economic and voting terms similar to those of one share of common stock. The Rights will expire no later than March 2009. As of September 28, 2001, no Rights had been exercised.

   The Company began accumulating retained earnings on April 3, 1999, the date immediately after the Distribution.

Note 14. Income Taxes

   The sources of earnings before income taxes are as follows:

                                                                 2001    2000    1999
                                                                ------- ------- -------
                                                                     (in thousands)
United States.................................................. $20,526 $21,048 $(6,014)
Foreign........................................................  52,102  49,719  19,669
                                                                ------- ------- -------
Earnings before income taxes and cumulative effect of change in accounting principle......................................... $72,628 $70,767 $13,655
                                                                ======= ======= =======

                     VARIAN, INC. AND SUBSIDIARY COMPANIES

   Income tax expense on earnings before cumulative effect of change in accounting principle consists of the following:

                                                     2001     2000     1999
                                                    -------  -------  -------
                                                          (in thousands)
  Current
  U.S. federal..................................... $ 7,520  $ 7,417  $  (696)
  Foreign..........................................  19,056   17,911    8,971
  State and local..................................   2,123    2,400     (653)
                                                    -------  -------  -------
  Total current....................................  28,699   27,728    7,622
                                                    -------  -------  -------
  Deferred
  U.S. federal.....................................    (715)    (238)     (14)
  Foreign..........................................     623      492   (1,532)
  State and local..................................    (282)      --       --
                                                    -------  -------  -------
  Total deferred...................................    (374)     254   (1,546)
                                                    -------  -------  -------
  Income tax expense............................... $28,325  $27,982  $ 6,076
                                                    =======  =======  =======

   Deferred tax assets and liabilities are recognized for the temporary differences between the tax basis and reported amounts of assets and liabilities, tax loss and credit carry-forwards, and the remittance of earnings from foreign subsidiaries. Their significant components are as follows:

                                                         2001     2000
                                                        -------  -------
                                                         (in thousands)
      Assets
      Inventory........................................ $10,068  $10,768
      Revenue recognition..............................   7,825      447
      Capitalized research costs.......................   7,546       --
      Loss and credit carry-forwards...................   4,451   13,518
      Deferred compensation............................   4,206    3,912
      Product warranty.................................   2,674    2,513
      Other............................................     587    2,450
                                                        -------  -------
      Gross deferred tax assets........................  37,357   33,608
                                                        -------  -------
      Valuation allowance..............................  (4,311)  (9,964)
                                                        -------  -------
      Total deferred tax assets........................  33,046   23,644
                                                        -------  -------
      Liabilities
      Depreciation and amortization....................   6,944    6,669
      Unremitted earnings of foreign subsidiaries......   2,600    2,600
                                                        -------  -------
      Total deferred tax liabilities...................   9,544    9,269
                                                        -------  -------
      Net deferred tax assets.......................... $23,502  $14,375
                                                        =======  =======

   The Company's foreign manufacturing and sales subsidiaries have accumulated approximately $45 million of earnings that have been reinvested in their operations. The Company has not provided U.S. tax on these earnings. The amount of the unrecognized deferred tax liability on such earnings is not significant.

   For the year ended September 28, 2001, the Company has U.S. tax credit carry-forwards of approximately $4.3 million and foreign loss carry-forwards of approximately $0.6 million. The tax credit carry-forwards expire in 2005.

   A valuation allowance has been provided against foreign tax credit carry-forwards related to stock option exercises. If recognized, the tax benefits of these carry-forwards will be accounted for as a credit to stockholders' equity.

                     VARIAN, INC. AND SUBSIDIARY COMPANIES

   The difference between the reported income tax rate and the federal statutory income tax rate is attributable to the following:

                                                           2001  2000  1999
                                                           ----  ----  ----
    Federal statutory income tax rate..................... 35.0% 35.0% 35.0%
    State and local taxes, net of federal benefit.........  1.6   2.2  (3.2)
    Foreign taxes in excess of federal statutory rate.....  1.5   2.3  10.8
    Other.................................................  0.9    --   1.9
                                                           ----  ----  ----
    Reported income tax rate.............................. 39.0% 39.5% 44.5%
                                                           ====  ====  ====

   The Company's income taxes payable have been reduced, and the deferred tax assets increased, by the tax benefits associated with exercises of employee stock options. These benefits were credited directly to stockholders' equity and amounted to $8.4 million and $12.0 million for fiscal years 2001 and 2000, respectively.

Note 15. Restructuring Charges

   During the second quarter of fiscal year 1999, IB's management approved a program to consolidate field sales and service organizations in Europe, Australia and the United States so as to fall within the direct responsibility of management at principal factories in those countries, in order to reduce costs, simplify management structure, and benefit from the infrastructure existing in those factories. This restructuring entailed consolidating certain sales, service, and support operations. The consolidation resulted in exiting of a product line, closing or downsizing of sales offices, and termination of approximately 100 personnel. Restructuring activities related to severance and other related employee benefits is complete. The remaining restructuring accrual relates to a facilities lease, which expires in 2006. The following table sets forth certain details associated with this restructuring:

                                                                        Cash
                                                        Accrual at    Payments   Accrual at
                                                       September 29, and Other  September 28,
                                                           2000      Reductions     2001
                                                       ------------- ---------- -------------
                                                                   (in thousands)
Lease payments and other facility expenses............     $578         $128        $450

Note 16. Lease Commitments

   At fiscal year-end 2001, the Company was committed to minimum rentals for certain facilities under non-cancellable operating leases for fiscal years 2002 through 2006 and thereafter, as follows, in thousands: $5,974, $4,516, $3,366, $2,917, $1,920, and $28,890, respectively. Rental expense for fiscal years 2001, 2000, and 1999, in thousands, was $7,250, $5,523, and $4,738, respectively.

Note 17. Industry and Geographic Segments

   Industry Segments. The Company's operations are grouped into three business segments: Scientific Instruments, Vacuum Technologies, and Electronics Manufacturing. Scientific Instruments is a supplier of instruments, consumable laboratory supplies, and after sales support used in studying the chemical composition and structure of myriad substances and for imaging. These products are tools for scientists engaged in drug discovery, life sciences, genetic engineering, health care, environmental analysis, quality control and academic research. Vacuum Technologies provides products and solutions to create, maintain, contain, and measure an ultra-clean or high-vacuum environment for a broad range of industrial and scientific applications. Electronics Manufacturing provides contract manufacturing services for technology companies with low-to-medium volume and high-mix requirements.

   These segments were determined based on how management views and evaluates the Company's operations.

                     VARIAN, INC. AND SUBSIDIARY COMPANIES

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

   The Company operates various manufacturing and marketing operations outside the United States. In fiscal years 2001, 2000, and 1999, no single country outside the United States accounted for more than 10% of total sales. In fiscal years 2001, 2000, and 1999, no single country outside the United States accounted for more than 10% of total assets. Transactions between geographic areas are accounted for at cost and are not included in sales.

   Included in the total of United States sales are export sales in fiscal years 2001, 2000, and 1999 of $50 million, $39 million, and $37 million, respectively.

                               Industry Segments

                                                                                      Depreciation
                                           Pretax       Identifiable     Capital          and
                            Sales        Earnings(2)       Assets      Expenditures   Amortization
                        -------------- --------------  -------------- -------------- --------------
                        2001 2000 1999 2001 2000 1999  2001 2000 1999 2001 2000 1999 2001 2000 1999
                        ---- ---- ---- ---- ---- ----  ---- ---- ---- ---- ---- ---- ---- ---- ----
                                                       (in millions)
Scientific Instruments. $426 $401 $396 $42  $44  $ 13  $297 $287 $240 $ 9  $ 5  $ 5  $11  $ 8  $ 8
Vacuum Technologies....  143  139  107  28   25     7    57   61   61   7    4    4    4    3    4
Electronics
 Manufacturing.........  180  164   96  11   13     7   102   85   53   9   10    2    5    3    3
                        ---- ---- ---- ---  ---  ----  ---- ---- ---- ---  ---  ---  ---  ---  ---
Total industry segments  749  704  599  81   82    27   456  433  354  25   19   11   20   14   15
General corporate......   --   --   --  (7)  (9)  (11)  103   79   80   3    3    4    2    4    3
Interest, net..........   --   --   --  (1)  (2)   (2)   --   --   --  --   --   --   --   --   --
                        ---- ---- ---- ---  ---  ----  ---- ---- ---- ---  ---  ---  ---  ---  ---
Total company.......... $749 $704 $599 $73  $71  $ 14  $559 $512 $434 $28  $22  $15  $22  $18  $18
                        ==== ==== ==== ===  ===  ====  ==== ==== ==== ===  ===  ===  ===  ===  ===

                            Geographic Information

                             Sales to
                           Unaffiliated    Intergeographic                               Pretax        Identifiable
                           Customers(1)  Sales to Affiliates       Total Sales         Earnings(2)        Assets
                          -------------- -------------------  --------------------  ----------------  --------------
                          2001 2000 1999 2001   2000   1999    2001   2000   1999   2001  2000  1999  2001 2000 1999
                          ---- ---- ---- -----  -----  -----  ------  -----  -----  ----  ----  ----  ---- ---- ----
                                                                (in millions)
United States............ $440 $403 $331 $ 186  $ 170  $ 126  $  626  $ 573  $ 457  $ 41  $ 48  $ 14  $316 $290 $224
International............  309  301  268   107    106    105     416    407    373    52    50    22   139  143  151
                          ---- ---- ---- -----  -----  -----  ------  -----  -----  ----  ----  ----  ---- ---- ----
Total geographic
  segments...............  749  704  599   293    276    231   1,042    980    830    93    98    36   455  433  375
Eliminations, corporate &
 other...................   --   --   --  (293)  (276)  (231)   (293)  (276)  (231)  (20)  (27)  (22)  104   79   59
                          ---- ---- ---- -----  -----  -----  ------  -----  -----  ----  ----  ----  ---- ---- ----
Total company............ $749 $704 $599 $  --  $  --  $  --  $  749  $ 704  $ 599  $ 73  $ 71  $ 14  $559 $512 $434
                          ==== ==== ==== =====  =====  =====  ======  =====  =====  ====  ====  ====  ==== ==== ====

--------
(1) Sales are based on the location of the operation furnishing goods and services. Sales to unaffiliated customers include sales to VAI, VMS, and VSEA. No single customer accounted for more than 10% of sales.
(2) Pretax earnings represent earnings before income taxes and the cumulative effect of change in accounting principle.

                                                                    SCHEDULE II

                     VARIAN, INC. AND SUBSIDIARY COMPANIES

                       VALUATION AND QUALIFYING ACCOUNTS
                   for the fiscal years 2001, 2000, and 1999
                                (In thousands)



                                Balance at Charged to           Deductions            Balance at
                                Beginning  Costs and  -------------------------------   End of
          Description           of Period   Expenses        Description        Amount   Period
------------------------------- ---------- ---------- ------------------------ ------ ----------
Allowance for Doubtful Accounts
  Receivable:
Fiscal year 2001...............   $1,817    $ 1,038   Write-offs & adjustments $  638   $2,217
                                  ======    =======                            ======   ======
Fiscal year 2000...............   $1,846    $   407   Write-offs & adjustments $  436   $1,817
                                  ======    =======                            ======   ======
Fiscal year 1999...............   $  713    $ 1,506   Write-offs & adjustments $  373   $1,846
                                  ======    =======                            ======   ======
Estimated Liability for
  Product Warranty:
Fiscal year 2001...............   $8,417    $ 5,983   Warranty expenditures    $5,658   $8,742
                                  ======    =======                            ======   ======
Fiscal year 2000...............   $8,961    $ 6,003   Warranty expenditures    $6,547   $8,417
                                  ======    =======                            ======   ======
Fiscal year 1999...............   $7,600    $10,016   Warranty expenditures    $8,655   $8,961
                                  ======    =======                            ======   ======

                     VARIAN, INC. AND SUBSIDIARY COMPANIES

               Quarterly Consolidated Financial Data (Unaudited)

   The Company implemented the provisions of SAB 101 in the fourth fiscal quarter of 2001, retroactive to September 30, 2000 (the first day of fiscal year 2001). As a result, the Company changed its method of accounting for revenue recognition. The Company recorded a non-cash charge of $7.5 million (after reduction for income taxes of $4.7 million), or $0.22 per share, to reflect the cumulative effect of the accounting change as of the beginning of the fiscal year. The results for the first three quarters of the fiscal year ended September 28, 2001 have been restated to reflect the adoption of SAB 101. Pro forma amounts for the periods beginning before September 30, 2000 have not been presented as the effect of the change in accounting principle could not be reasonably estimated.

                                                                                 2001
                                                                    -------------------------------
                                                                     First  Second   Third  Fourth
                                                                    Quarter Quarter Quarter Quarter
                                                                    ------- ------- ------- -------
                                                                       (in millions, except per
                                                                            share amounts)
Sales
As previously reported............................................. $191.3  $194.1  $191.5  $193.2
Effect of adoption of SAB 101......................................   (9.0)   (4.5)   (7.4)     --
                                                                    ------  ------  ------  ------
As restated in first three quarters and reported in fourth quarter. $182.3  $189.6  $184.1  $193.2
                                                                    ======  ======  ======  ======
Gross profit
As previously reported............................................. $ 71.7  $ 74.7  $ 72.5  $ 70.8
Effect of adoption of SAB 101......................................   (3.4)   (2.2)   (3.0)     --
                                                                    ------  ------  ------  ------
As restated in first three quarters and reported in fourth quarter. $ 68.3  $ 72.5  $ 69.5  $ 70.8
                                                                    ======  ======  ======  ======
Net earnings
Earnings before cumulative effect of change in accounting principle
As previously reported............................................. $ 12.8  $ 12.9  $ 12.7  $ 11.1
Effect of adoption of SAB 101......................................   (2.1)   (1.3)   (1.8)     --
                                                                    ------  ------  ------  ------
As restated in first three quarters and reported in fourth quarter.   10.7    11.6    10.9    11.1
Cumulative effect of change in accounting principle, net of tax....   (7.5)     --      --      --
                                                                    ------  ------  ------  ------
Earnings after cumulative effect of change in accounting principle. $  3.2  $ 11.6  $ 10.9  $ 11.1
                                                                    ======  ======  ======  ======
Net earnings per basic share
Earnings per share before cumulative effect of change in accounting principle
As previously reported............................................. $ 0.39  $ 0.39  $ 0.38  $ 0.34
Effect of adoption of SAB 101......................................  (0.06)  (0.04)  (0.05)     --
                                                                    ------  ------  ------  ------
As restated in first three quarters and reported in fourth quarter.   0.33    0.35    0.33    0.34
Cumulative effect of change in accounting principle, net of tax....  (0.23)     --      --      --
                                                                    ------  ------  ------  ------
Earnings per share after cumulative effect of change in accounting principle........................................................ $ 0.10  $ 0.35  $ 0.33  $ 0.34
                                                                    ======  ======  ======  ======
Net earnings per diluted share
Earnings per share before cumulative effect of change in accounting principle
As previously reported............................................. $ 0.37  $ 0.37  $ 0.37  $ 0.32
Effect of adoption of SAB 101......................................  (0.06)  (0.03)  (0.05)     --
                                                                    ------  ------  ------  ------
As restated in first three quarters and reported in fourth quarter.   0.31    0.34    0.32    0.32
Cumulative effect of change in accounting principle, net of tax....  (0.22)     --      --      --
                                                                    ------  ------  ------  ------
Earnings per share after cumulative effect of change in accounting principle........................................................ $ 0.09  $ 0.34  $ 0.32  $ 0.32
                                                                    ======  ======  ======  ======

   The four quarters for net earnings per share may not sum to the total for the year because of the different number of shares outstanding during each period.

   Amounts as reported for the year ended September 29, 2000 are as follows:

                                                         2000
                                            -------------------------------
                                             First  Second   Third  Fourth
                                            Quarter Quarter Quarter Quarter
                                            ------- ------- ------- -------
                                               (in millions, except per
                                                    share amounts)
    Sales.................................. $160.0  $177.3  $182.0  $185.1
                                            ======  ======  ======  ======
    Gross profit........................... $ 62.1  $ 67.6  $ 67.3  $ 69.3
                                            ======  ======  ======  ======
    Net earnings........................... $  8.5  $ 10.2  $ 11.7  $ 12.4
                                            ======  ======  ======  ======
    Net earnings per share
       Basic............................... $ 0.28  $ 0.33  $ 0.36  $ 0.38
                                            ======  ======  ======  ======
       Diluted............................. $ 0.26  $ 0.30  $ 0.34  $ 0.36
                                            ======  ======  ======  ======