Form 10-Q
period 2001-12-28
VARIAN INC
filed 2002-02-08
CIK 1079028

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549

                               -----------------

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                               ACT OF 1934

               For the quarterly period ended December 28, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                               ACT OF 1934

       For the transition period from _______________ to _______________

                       Commission File Number 000-25393

                               -----------------

                                 VARIAN, INC.

            (Exact Name of Registrant as Specified in its Charter)

                        Delaware                       77-0501995
             (State or Other Jurisdiction of         (IRS Employer
             Incorporation or Organization)      Identification Number)

         3120 Hansen Way, Palo Alto, California
              (Address of Principal Executive          94304-1030
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

   The number of shares of the Registrant's common stock outstanding as of January 25, 2002 was 33,438,268.

                               TABLE OF CONTENTS

 Part I.  Financial Information...........................................  3
 Item 1.  Financial Statements............................................  3
          Unaudited Consolidated Condensed Statements of Earnings.........  3
          Unaudited Consolidated Condensed Balance Sheets.................  4
          Unaudited Consolidated Condensed Statements of Cash Flows.......  5
          Notes to the Unaudited Consolidated Condensed Financial
          Statements......................................................  6
 Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations........................................... 14
 Item 3.  Quantitative and Qualitative Disclosure about Market Risk....... 19
 Part II. Other Information............................................... 21
 Item 6.  Exhibits and Reports on Form 8-K................................ 21

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

                                    PART I.
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     Varian, Inc. and Subsidiary Companies
            Unaudited Consolidated Condensed Statements of Earnings
                   (In thousands, except per share amounts)

                                                                                   Quarter Ended
                                                                            --------------------------
                                                                            Dec. 28, 2001 Dec. 29, 2000
                                                                            ------------- -------------
Sales......................................................................   $184,240      $182,353
Cost of sales..............................................................    114,539       114,026
                                                                              --------      --------
Gross profit...............................................................     69,701        68,327
                                                                              --------      --------
Operating expenses
   Sales and marketing.....................................................     30,948        31,002
   Research and development................................................      9,018         7,844
   General and administrative..............................................      9,813        11,475
                                                                              --------      --------
   Total operating expenses................................................     49,779        50,321
                                                                              --------      --------
Operating earnings.........................................................     19,922        18,006
Interest expense, net......................................................        344           464
                                                                              --------      --------
Earnings before income taxes and cumulative effect of change in
  accounting principle.....................................................     19,578        17,542
Income tax expense.........................................................      7,048         6,841
                                                                              --------      --------
Earnings before cumulative effect of change in accounting principle........     12,530        10,701
Cumulative effect of change in accounting principle, net of tax of $4,767..         --        (7,455)
                                                                              --------      --------
Net earnings...............................................................   $ 12,530      $  3,246
                                                                              ========      ========
Net earnings per share:
   Basic
       Before cumulative effect of change in accounting principle..........   $   0.38      $   0.33
       Cumulative effect of change in accounting principle, net of tax.....         --         (0.23)
                                                                              --------      --------
       After cumulative effect of change in accounting principle...........   $   0.38      $   0.10
                                                                              ========      ========
   Diluted
       Before cumulative effect of change in accounting principle..........   $   0.36      $   0.31
       Cumulative effect of change in accounting principle, net of tax.....         --         (0.22)
                                                                              --------      --------
       After cumulative effect of change in accounting principle...........   $   0.36      $   0.09
                                                                              ========      ========
Shares used in per share calculations:
   Basic...................................................................     33,297        32,854
                                                                              ========      ========
   Diluted.................................................................     34,570        34,457
                                                                              ========      ========

   See accompanying Notes to the Unaudited Consolidated Condensed Financial
                                  Statements.

                     Varian, Inc. and Subsidiary Companies
                Unaudited Consolidated Condensed Balance Sheets
              (In thousands, except share and par value amounts)

                                                             Dec. 28,  Sept. 28,
                                                               2001      2001
                                                             --------  ---------
ASSETS

Current assets
   Cash and cash equivalents................................ $ 69,445  $ 59,879
   Accounts receivable, net.................................  146,179   158,280
   Inventories..............................................  118,381   119,498
   Deferred taxes...........................................   26,341    26,303
   Other current assets.....................................   10,637    11,084
                                                             --------  --------
   Total current assets.....................................  370,983   375,044
Property, plant and equipment, net..........................   89,707    90,528
Goodwill....................................................   89,162    85,906
Other assets................................................    8,778     7,779
                                                             --------  --------
Total assets................................................ $558,630  $559,257
                                                             ========  ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Current portion of long-term debt........................ $  4,657  $  6,424
   Accounts payable.........................................   44,513    48,728
   Deferred profit..........................................   22,219    21,705
   Accrued liabilities......................................  118,909   124,754
                                                             --------  --------
   Total current liabilities................................  190,298   201,611
Long-term debt..............................................   38,785    39,656
Deferred taxes..............................................    2,801     2,801
Other liabilities...........................................    9,630     9,918
                                                             --------  --------
Total liabilities...........................................  241,514   253,986
                                                             --------  --------
Contingencies (Note 10)

Stockholders' equity
   Preferred stock--par value $.01, authorized--1,000,000
     shares; issued--none...................................       --        --
   Common stock--par value $.01, authorized--99,000,000
     shares; issued and outstanding--33,370,387 shares at
     Dec. 28, 2001 and 33,223,815 shares at Sept. 28, 2001..  238,521   236,660
   Retained earnings........................................  105,322    92,792
   Other comprehensive loss.................................  (26,727)  (24,181)
                                                             --------  --------
   Total stockholders' equity...............................  317,116   305,271
                                                             --------  --------
Total liabilities and stockholders' equity.................. $558,630  $559,257
                                                             ========  ========

   See accompanying Notes to the Unaudited Consolidated Condensed Financial
                                  Statements.

                     Varian, Inc. and Subsidiary Companies
           Unaudited Consolidated Condensed Statements of Cash Flows
                                (In thousands)

                                                                                    Three Months Ended
                                                                                    -----------------
                                                                                    Dec. 28, Dec. 29,
                                                                                      2001     2000
                                                                                    -------- --------
Cash flows from operating activities
Net earnings....................................................................... $12,530  $  3,246
Adjustments to reconcile net earnings to net cash provided by operating activities:
   Cumulative effect of change in accounting principle, net of tax.................      --     7,455
   Depreciation and amortization...................................................   4,620     4,736
   (Gain) loss on disposition of property, plant and equipment.....................      (6)       15
   Deferred taxes..................................................................      --    (1,356)
   Changes in assets and liabilities:
       Accounts receivable, net....................................................   9,485     8,068
       Inventories.................................................................     292    (7,545)
       Other current assets........................................................     791     1,748
       Accounts payable............................................................  (3,601)   (3,386)
       Deferred profit.............................................................     514     3,986
       Accrued liabilities.........................................................  (4,600)     (953)
       Other liabilities...........................................................     (75)     (881)
       Other assets................................................................     164    (1,341)
                                                                                    -------  --------
Net cash provided by operating activities..........................................  20,114    13,792
                                                                                    -------  --------
Cash flows from investing activities
Proceeds from sale of property, plant and equipment................................     113        82
Purchase of property, plant and equipment..........................................  (3,644)   (3,163)
Purchase of businesses, net of cash acquired.......................................  (5,503)   (9,134)
                                                                                    -------  --------
Net cash used in investing activities..............................................  (9,034)  (12,215)
                                                                                    -------  --------
Cash flows from financing activities
Net (payment) issuance of debt.....................................................  (2,634)    8,023
Issuance of common stock...........................................................   1,860       364
Net transfers to Varian Medical Systems, Inc.......................................    (252)     (737)
                                                                                    -------  --------
Net cash (used in) provided by financing activities................................  (1,026)    7,650
                                                                                    -------  --------
Effects of exchange rate changes on cash...........................................    (488)    1,831
                                                                                    -------  --------
Net increase in cash and cash equivalents..........................................   9,566    11,058
Cash and cash equivalents at beginning of period...................................  59,879    39,708
                                                                                    -------  --------
Cash and cash equivalents at end of period......................................... $69,445  $ 50,766
                                                                                    =======  ========
Supplemental cash flow information
Income taxes paid.................................................................. $ 3,986  $    988
Interest paid...................................................................... $   769  $    873

   See accompanying Notes to the Unaudited Consolidated Condensed Financial
                                  Statements.

                     VARIAN, INC. AND SUBSIDIARY COMPANIES

      NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1.  Interim Consolidated Financial Statements

   These interim consolidated financial statements of Varian, Inc. and its subsidiary companies (collectively, the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The September 28, 2001 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These interim consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K for the year ended September 28, 2001 filed with the SEC. In the opinion of the Company's management, the interim consolidated financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. The results of operations for the fiscal quarter ended December 28, 2001 are not necessarily indicative of the results to be expected for a full year or for any other periods.

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

   Certain amounts in the prior year's financial statements have been reclassified to conform to the current presentation.

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

   The Company's fiscal years reported are the 52-week periods ending on the Friday nearest September 30. Fiscal year 2002 will comprise the 52-week period ending September 27, 2002, and fiscal year 2001 was comprised of the 52-week period ended September 28, 2001. The fiscal quarters ended December 28, 2001 and December 29, 2000 each comprised 13 weeks.

   As discussed in Note 2 to the financial statements included in the Company's Form 10-K for the fiscal year ended September 28, 2001, the Company adopted the provisions of SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") in the fourth quarter of fiscal year 2001, retroactive to the beginning of fiscal year 2001. As a result, in the fourth quarter of fiscal year 2001, the Company restated its sales and related cost of sales for the first three quarters of fiscal year 2001 and recorded a non-cash charge for the cumulative effect of a change in accounting principle in the amount of $7.5 million after taxes in the first quarter of fiscal year 2001. The results of operations for the first quarter of fiscal year 2001 presented in the financial statements included in this Form 10-Q reflect the adoption of SAB 101.

                     VARIAN, INC. AND SUBSIDIARY COMPANIES

Note 3.  Balance Sheet Detail

                                                   Dec. 28, Sept. 28,
                                                     2001     2001
                                                   -------- ---------
           (In thousands)
           INVENTORIES

           Raw materials and parts................ $ 62,397 $ 63,193
           Work in process........................   11,236   12,175
           Finished goods.........................   44,748   44,130
                                                   -------- --------
                                                   $118,381 $119,498
                                                   ======== ========

Note 4.  Forward Exchange Contracts

   Effective September 30, 2000, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("Statement") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), which was amended by Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" ("FAS 138"). The adoption of FAS 133 and FAS 138 did not have a material effect on the Company's financial statements for fiscal year 2001. FAS 133 and FAS 138 require derivatives to be measured at fair value and to be recorded as assets or liabilities on the balance sheet. The accounting for gains or losses resulting from changes in the fair values of those derivatives is dependent upon the type of the derivative and whether it qualifies for "hedge" accounting. The Company estimates the fair value of its forward contracts based on changes in forward rates.

   The Company enters into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations on assets and liabilities denominated in currencies other than the local functional currencies. These contracts are not designated as "hedges" and do not qualify for hedge accounting under FAS 133. The Company records these contracts at fair value with the related gains and losses recorded in general and administrative expenses. The gains and losses on these contracts are substantially offset by transaction losses and gains on the underlying balances being hedged.

   The Company also enters into foreign exchange forward contracts to minimize the impact of foreign currency fluctuations on forecasted transactions. These contracts are designated as cash flow hedges under FAS 133. For such hedging transactions, the Company formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives are highly effective in offsetting changes in the cash flows of the hedged items. Effectiveness is calculated by comparing the cumulative change in fair value of the underlying transaction being hedged to the cumulative change in fair value of the derivative based on changes in forward rates. If a derivative qualifies as a cash flow hedge, changes in the fair value of the derivative, to the extent effective, are recorded in other comprehensive loss in stockholders' equity. The Company could experience ineffectiveness on any specific hedge transaction if the underlying transaction is cancelled or if the underlying transaction's delivery date is re-scheduled. For cash flow hedges of forecasted sale transactions, gains and losses deferred in other comprehensive loss are recorded to sales in the period in which the underlying sale transaction is recorded. At December 28, 2001, forward contracts to sell Japanese yen having an aggregate notional value of $8.6 million were designated as cash flow hedges of forecasted sale transactions. A gain of $0.2 million was recorded for these forward contracts in other comprehensive loss as of December 28, 2001. There was no ineffectiveness from these contracts during the fiscal quarter ended December 28, 2001.

                     VARIAN, INC. AND SUBSIDIARY COMPANIES

   The Company's foreign exchange forward contracts generally range from one to 12 months in original maturity. A summary of all forward exchange contracts that were outstanding as of December 28, 2001 follows:

                                             Notional Value Notional Value
                                                  Sold        Purchased
                                             -------------- --------------
                                                    (in thousands)
     Euro...................................    $    --        $20,914
     Australian dollar......................         --         20,227
     Japanese yen...........................     16,048             --
     British pound..........................      6,020             --
     Canadian dollar........................      4,349             --
     Swiss franc............................        974             --
                                                -------        -------
     Total..................................    $27,391        $41,141
                                                =======        =======

Note 5.  Goodwill and Other Intangible Assets

   In July 2001, the FASB issued Statement No. 141 "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets" ("FAS 141" and "FAS 142"). FAS 141 eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets. FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under FAS 142, goodwill must be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. FAS 141 and FAS 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of FAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 must cease, and intangible assets acquired prior to July 1, 2001 that do not meet the new criteria for recognition as intangibles under FAS 141 must be reclassified to goodwill. Companies are required to adopt FAS 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted in certain circumstances.

   The Company elected to early adopt the provisions of FAS 142 on the first day of fiscal year 2002 (September 29, 2001). In accordance with FAS 142, the Company ceased amortizing goodwill with net carrying value totaling $85.9 million as of that date, including certain intangible assets previously classified as purchased intangible assets. In connection with the adoption of FAS 142, the Company performed a transitional impairment test and determined that there was no impairment of goodwill.

                     VARIAN, INC. AND SUBSIDIARY COMPANIES

   The following table reflects pro forma consolidated results adjusted as though the adoption of FAS 141 and FAS 142 occurred as of the beginning of the fiscal quarter ended December 29, 2000:

                                                            Quarter Ended
                                                          ------------------
                                                          Dec. 28, Dec. 29,
                                                            2001   2000 /(1)/
                                                          -------- ---------
  (in thousands, except per share amounts)
  Net earnings
  As previously reported................................. $12,530   $10,701
  Add back: Goodwill amortization, net of tax............      --       514
                                                          -------   -------
  As adjusted............................................ $12,530   $11,215
                                                          =======   =======
  Net earnings per basic share
  As previously reported................................. $  0.38   $  0.33
  Add back: Goodwill amortization, net of tax............      --      0.01
                                                          -------   -------
  As adjusted............................................ $  0.38   $  0.34
                                                          =======   =======
  Net earnings per diluted share
  As previously reported................................. $  0.36   $  0.31
  Add back: Goodwill amortization, net of tax............      --      0.01
                                                          -------   -------
  As adjusted............................................ $  0.36   $  0.32
                                                          =======   =======

(1) Excludes cumulative effect of a change in accounting principle which reduced net earnings by $7,455 and net earnings per basic and diluted share by $0.23 and $0.22, respectively, during the fiscal quarter ended December 29, 2000.

Note 6.  Acquisitions

   During the fiscal quarter ended December 28, 2001, the Company acquired all of the outstanding capital stock of J.M.B.S. Developpements, S.A. for approximately $5.4 million in cash. This acquisition did not have a material effect on the Company's financial position or results of operations.

   Subsequent to December 28, 2001, the Company announced that it had signed a definitive agreement to acquire ANSYS Technologies, Inc., a supplier of consumable products for life science and other applications, for approximately $45.0 million in cash and assumed net debt. This acquisition is contingent upon approval of the ANSYS Technologies, Inc. shareholders and other customary conditions, and is expected to be completed during the Company's fiscal quarter ending March 29, 2002.

Note 7.  Net Earnings Per Share

   Basic earnings per share are calculated based on net earnings and the weighted-average number of shares outstanding during the reported period. Diluted earnings per share include dilution from potential shares of common stock issuable pursuant to the exercise of outstanding stock options determined using the treasury stock method.

   For the fiscal quarters ended December 28, 2001, and December 29, 2000, options to purchase 674,115 and 87,289 shares, respectively, were excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive.

                     VARIAN, INC. AND SUBSIDIARY COMPANIES

   A reconciliation follows:

                                                                             Quarter Ended
                                                                      --------------------------
                                                                      Dec. 28, 2001 Dec. 29, 2000
                                                                      ------------- -------------
                                                                       (in thousands, except per
                                                                            share amounts)
Basic
Before cumulative effect of change in accounting principle...........    $12,530       $10,701
Cumulative effect of change in accounting principle, net of tax......         --        (7,455)
                                                                         -------       -------
After cumulative effect of change in accounting principle............    $12,530       $ 3,246

Weighted average shares outstanding..................................     33,297        32,854

Before cumulative effect of change in accounting principle...........    $  0.38       $  0.33
Cumulative effect of change in accounting principle, net of tax......         --         (0.23)
                                                                         -------       -------
After cumulative effect of change in accounting principle............    $  0.38       $  0.10
                                                                         =======       =======
Diluted
Before cumulative effect of change in accounting principle...........    $12,530       $10,701
Cumulative effect of change in accounting principle, net of tax......         --        (7,455)
                                                                         -------       -------
After cumulative effect of change in accounting principle............    $12,530       $ 3,246

Weighted average shares outstanding..................................     33,297        32,854
Net effect of dilutive stock options.................................      1,273         1,603
                                                                         -------       -------
Total shares.........................................................     34,570        34,457

Before cumulative effect of change in accounting principle...........    $  0.36       $  0.31
Cumulative effect of change in accounting principle, net of tax......         --         (0.22)
                                                                         -------       -------
After cumulative effect of change in accounting principle............    $  0.36       $  0.09
                                                                         =======       =======

Note 8.  Comprehensive Income

   Comprehensive income is comprised of net earnings, foreign currency translation adjustments and changes in the fair value of highly effective cash flow hedge transactions. Comprehensive income was $10.0 million and $6.9 million for the fiscal quarters ended December 28, 2001 and December 29, 2000, respectively.

Note 9.  Debt and Credit Facilities

   As of December 28, 2001, the Company had $61.1 million in uncommitted and unsecured credit facilities for working capital purposes with interest rates for these facilities established at the time of borrowing. No amount was outstanding under these credit facilities as of December 28, 2001. All of these credit facilities contain certain conditions and events of default customary for such facilities, for which the Company was in compliance.

   Subsequent to December 28, 2001, the Company established a three-year unsecured revolving bank credit facility (the "Revolver") in the amount of $50.0 million for working capital purposes. Borrowings under the Revolver bear interest at rates of LIBOR plus 1.25%-2.0% depending on certain financial ratios of the Company at the time of borrowing. The Revolver contains certain customary covenants that limit future borrowings of the Company and require the maintenance by the Company of certain levels of financial performance. In connection with the execution of the Revolver, the amount of uncommitted and unsecured credit facilities available to the Company was reduced to $33.5 million.

                     VARIAN, INC. AND SUBSIDIARY COMPANIES

Note 10.  Contingencies

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

   For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken. As of December 28, 2001, it was nonetheless estimated that the Company's share of the future exposure for environmental-related investigation and remediation costs for these sites and facilities ranged in the aggregate from $1.7 million to $4.8 million (without discounting to present value). The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 30 years as of December 28, 2001. No amount in the foregoing range of estimated future costs is believed to be more probable of being incurred than any other amount in such range, and the Company therefore accrued $1.7 million as of December 28, 2001.

   As to other sites and facilities, sufficient knowledge has been gained to be able to better estimate the scope and costs of future environmental activities. As of December 28, 2001, it was estimated that the Company's share of the future exposure for environmental-related investigation and remediation costs for these sites and facilities ranged in the aggregate from $7.1 million to $15.1 million (without discounting to present value). The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 30 years as of December 28, 2001. As to each of these sites and facilities, it was determined that a particular amount within the range of estimated costs was a better estimate of the future environmental liability than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. Together, these amounts totaled $10.1 million at December 28, 2001. The Company therefore accrued $5.6 million as of December 28, 2001, which represents the best estimate of its share of these future costs discounted at 4%, net of inflation. This accrual is in addition to the $1.7 million described in the preceding paragraph.

   Lawsuits for recovery of environmental investigation and remediation costs already incurred, and to be incurred in the future, were filed by VAI against various insurance companies and other third parties. Following settlements with or judgments against insurance companies, VMS is still pursuing a lawsuit against a third party for the benefit of itself, VSEA, and the Company. One insurance company has agreed to pay a portion of certain of VAI's (now VMS') future environmental-related expenditures for which the Company has an indemnity

                     VARIAN, INC. AND SUBSIDIARY COMPANIES
obligation, and the Company therefore has a $1.3 million receivable in Other Assets as of December 28, 2001 for the Company's share of such recovery. The Company has not reduced any environmental-related liability in anticipation of recovery on claims made against third parties.

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

Note 11.  Industry Segments

   The Company's operations are grouped into three business segments:
Scientific Instruments, Vacuum Technologies, and Electronics Manufacturing. The Scientific Instruments segment designs, develops, manufactures, sells, and services equipment and consumable laboratory supplies for a broad range of life science and chemical analysis applications requiring identification, quantification, and analysis of the composition or structure of liquids, solids, or gases. The Vacuum Technologies segment designs, develops, manufactures, sells, and services high-vacuum pumps, leak detection equipment, and related products and services used to create, control, measure or test vacuum environments in a broad range of life science, industrial and scientific applications requiring ultra-clean or high-vacuum environments. The Electronics Manufacturing segment provides contract manufacturing services, including design, support, manufacturing and post-manufacturing services, of advanced electronics assemblies and subsystems for a wide range of customers, in particular small-and medium-sized companies with low-to-medium volume, high-mix requirements.

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

                     VARIAN, INC. AND SUBSIDIARY COMPANIES

                               Industry Segments
                                 (In millions)

                                        Quarter Ended       Quarter Ended
                                      ----------------- ---------------------
                                      Dec. 28, Dec. 29, Dec. 28,   Dec. 29,
                                        2001     2000     2001       2000
                                      -------- -------- -------- -------------
                                                         Pretax     Pretax
                                       Sales    Sales   Earnings Earnings /(1)/
                                      -------- -------- -------- -------------
Scientific Instruments...............  $116.9   $ 97.7   $14.9       $ 8.6
Vacuum Technologies..................    26.4     41.6     3.8         9.1
Electronics Manufacturing............    40.9     43.0     3.1         2.8
                                       ------   ------   -----       -----
Total industry segments..............   184.2    182.3    21.8        20.5
General corporate....................      --       --    (1.9)       (2.5)
Interest expense, net................      --       --    (0.3)       (0.5)
                                       ------   ------   -----       -----
Total................................  $184.2   $182.3   $19.6       $17.5
                                       ======   ======   =====       =====

(1) Pretax earnings represent earnings before income taxes and cumulative effect of change in accounting principle.

Note 12.  Recent Accounting Pronouncements

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

   In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144") which supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121"), and portions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." While FAS 144 carries forward many of the provisions of FAS 121 and APB Opinion No. 30, some of the key differences in the new standard are that goodwill is excluded from its scope, assets to be abandoned will be viewed as held for use and amortized over their remaining service period, and the standard broadens the presentation of discontinued operations. The Company does not expect the adoption of FAS 144 will have a significant impact on its financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Until April 2, 1999, the business of Varian, Inc. (the "Company") was operated as the Instruments Business ("IB") of Varian Associates, Inc. ("VAI"). IB included the business units that designed, developed, manufactured, sold, and serviced scientific instruments and vacuum technologies, and a business unit that provided contract electronics manufacturing services. VAI contributed IB to the Company; then on April 2, 1999, VAI distributed to the holders of record of VAI common stock on March 24, 1999 one share of common stock of the Company for each share of VAI common stock outstanding on April 2, 1999 (the "Distribution"). At the same time, VAI contributed its Semiconductor Equipment business to Varian Semiconductor Equipment Associates, Inc. ("VSEA") and distributed to the holders of record of VAI common stock on March 24, 1999 one share of common stock of VSEA for each share of VAI common stock outstanding on April 2, 1999. VAI retained its Health Care Systems business and changed its name to Varian Medical Systems, Inc. ("VMS"), effective as of April 3, 1999. These transactions were accomplished under the terms of an Amended and Restated Distribution Agreement dated as of January 14, 1999 by and among the Company, VAI, and VSEA (the "Distribution Agreement"). For purposes of providing an orderly transition and to define certain ongoing relationships between and among the Company, VMS and VSEA after the Distribution, the Company, VMS and VSEA also entered into certain other agreements which include an Employee Benefits Allocation Agreement, an Intellectual Property Agreement, a Tax Sharing Agreement, and a Transition Services Agreement.

   The Company's fiscal years reported are the 52-week periods ending on the Friday nearest September 30. Fiscal year 2002 will comprise the 52-week period ending September 27, 2002, and fiscal year 2001 was comprised of the 52-week period ended September 28, 2001. The fiscal quarters ended December 28, 2001 and December 29, 2000 each comprised 13 weeks.

Results of Operations

  First Quarter of Fiscal Year 2002 Compared to First Quarter of Fiscal Year
  2001

   Sales. Sales were $184.2 million in the first quarter of fiscal year 2002, an increase of 1.0% from sales of $182.3 million in the first quarter of fiscal year 2001. Sales by the Scientific Instruments, Vacuum Technologies, and Electronics Manufacturing segments increased (decreased) by 19.6%, (36.5%) and (4.7%), respectively.

   In the fourth quarter of fiscal year 2001, the Company adopted the provisions of SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") retroactive to the beginning of fiscal year 2001. As a result, in the fourth quarter of fiscal year 2001, the Company restated its sales and related cost of sales for the first three quarters of fiscal year 2001 and recorded a non-cash charge for the cumulative effect of a change in accounting principle in the amount of $7.5 million after taxes in the first quarter of fiscal year 2001. The results of operations for the first quarter of fiscal year 2001 presented in the financial statements included in this Form 10-Q reflect the adoption of SAB 101.

   Geographically, sales in North America of $104.2 million, Europe of $54.1 million and the rest of the world of $25.9 million in the first quarter of fiscal year 2002 represented increases (decreases) of (6.8%), 23.0%, and (2.4%), respectively, as compared to the first quarter of fiscal year 2001. The decrease in North America primarily resulted from the sales decline in Vacuum Technologies due to weak demand from semiconductor equipment and other industrial capital equipment manufacturers. The decline was partially offset by an increase in Scientific Instruments' North America sales. The increase in Europe was primarily driven by strong growth in Scientific Instruments sales. The decrease in the rest of the world was primarily due to the decline of Vacuum Technologies sales into the Pacific Rim.

   Gross Profit. Gross profit was $69.7 million (representing 37.8% of sales) in the first quarter of fiscal year 2002, compared to $68.3 million (representing 37.5% of sales) in the first quarter of fiscal year 2001. The slight increase in gross profit percentage was driven primarily by a higher gross profit percentage in Electronics Manufacturing, which had lower new customer start-up costs. This increase was partially offset by a lower gross profit percentage in Vacuum Technologies, which was impacted by market weakness in the semiconductor equipment and industrial sectors due to the general economic slowdown.

   Sales and Marketing. Sales and marketing expenses were $30.9 million (representing 16.8% of sales) in the first quarter of fiscal year 2002, compared to $31.0 million (representing 17.0% of sales) in the first quarter of fiscal year 2001.

   Research and Development. Research and development expenses were $9.0 million (representing 4.9% of sales) in the first quarter of fiscal year 2002, compared to $7.8 million (representing 4.3% of sales) in the first quarter of fiscal year 2001. Research and development expenses increased from the prior year quarter primarily because the Company continued to increase its focus on new product development for life science and health care research applications within the Scientific Instruments segment.

   General and Administrative. General and administrative expenses were $9.8 million (representing 5.3% of sales) in the first quarter of fiscal year 2002, compared to $11.5 million (representing 6.3% of sales) in the first quarter of fiscal year 2001. The decrease as a percentage of sales resulted primarily from the Company's adoption at the beginning of fiscal year 2002 of FAS 142, which eliminated the amortization of goodwill and certain other related intangible assets. Had the provisions of FAS 142 been applicable in fiscal year 2001, general and administrative expenses would have been lower by $0.7 million. Additionally, cost reduction programs were undertaken to further reduce general and administrative costs since the first quarter of fiscal year 2001.

   Net Interest Expense. Net interest expense was $0.3 million (representing 0.2% of sales) for the first quarter of fiscal year 2002, compared to $0.5 million (representing 0.3% of sales) for the first quarter of fiscal year 2001. The reduction in net interest expense resulted primarily from increased interest income due to a higher level of invested cash and reduced interest expense from lower borrowing levels.

   Taxes on Earnings. The effective income tax rate was 36.0% for the first quarter of fiscal year 2002, compared to 39.0% for the first quarter of fiscal year 2001. The fiscal year 2002 rate was lower than the fiscal year 2001 rate due mainly to reductions in foreign tax rates.

   Net Earnings. Net earnings were $12.5 million ($0.36 net earnings per diluted share) in the first quarter of fiscal year 2002, compared to net earnings of $10.7 million ($0.31 net earnings per diluted share) in the first quarter of fiscal year 2001 prior to the cumulative effect of change in accounting principle (SAB 101). The net earnings improvement resulted primarily from higher gross profits and the lower income tax rate.

   Segments. Scientific Instruments sales of $116.9 million in the first quarter of fiscal year 2002 increased 19.6% over first quarter of fiscal year 2001 sales of $97.7 million. The revenue growth was primarily driven by increased shipments of nuclear magnetic resonance (NMR) products, dissolution systems, and certain chromatography products. Earnings from operations in the first quarter of fiscal year 2002 of $14.9 million (12.8% of sales) increased from $8.6 million (8.8% of sales) in the first quarter of fiscal year 2001, primarily as a result of increased sales of products targeted toward life science applications and revenues from after-market products and services. In addition, the Company's adoption of FAS 142 had a positive impact on this segment's operating profit; had the provisions of FAS 142 been applicable in fiscal year 2001, operating profits would have been $9.2 million (9.4% of sales).

   Vacuum Technologies sales of $26.4 million in the first quarter of fiscal year 2002 decreased 36.5% from first quarter of fiscal year 2001 sales of $41.6 million. The revenue decrease was caused primarily by weak demand from semiconductor equipment and other industrial capital equipment manufacturers. The Company expects Vacuum Technologies' revenues to be flat to possibly down $1-$2 million sequentially in the second quarter of fiscal year 2002 but then to stabilize or gradually recover in the second half of fiscal year 2002. Earnings from operations in the first quarter of fiscal year 2002 of $3.8 million (14.5% of sales) were down from the $9.1 million (22.0% of sales) in the first quarter of fiscal year 2001. The decreased earnings resulted primarily from the decreased sales.

   Electronics Manufacturing sales in the first quarter of fiscal year 2002 of $40.9 million decreased 4.7% from first quarter of fiscal year 2001 sales of $43.0 million. Sales declined as a result of order delays after September 11. Earnings from operations in the first quarter of fiscal year 2002 of $3.1 million (7.7% of sales) increased from $2.8 million (6.4% of sales) in the first quarter of fiscal year 2001. The lower earnings in the first quarter of fiscal year 2001 were primarily the result of the costs of integrating an acquisition and the start-up costs of new customers.

Liquidity and Capital Resources

   The Company generated $20.1 million of cash from operating activities in the first quarter of fiscal year 2002, which compares to $13.8 million in the first quarter of fiscal year 2001. The increase in cash from operating activities resulted primarily from improved net earnings and reduced working capital requirements.

   The Company used $9.0 million of cash for investing activities in the first quarter of fiscal year 2002, which compares to $12.2 million in the first quarter of fiscal year 2001. This decrease in cash used for investing activities in the first quarter of fiscal year 2002 was primarily due to a lower level of business acquisition activity.

   The Company used $1.0 million of cash for financing activities in the first quarter of fiscal year 2002, which compares to $7.7 million generated in the first quarter of fiscal year 2001. This decrease resulted primarily from a decline in proceeds from borrowings under debt agreements, partially offset by an increase in proceeds from the issuance of common stock under stock option and purchase plans.

   As of December 28, 2001, the Company had $61.1 million in uncommitted and unsecured credit facilities for working capital purposes with interest rates for these facilities established at the time of borrowing. No amount was outstanding under these credit facilities as of December 28, 2001. All of these credit facilities contain certain conditions and events of default customary for such facilities, for which the Company was in compliance.

   Subsequent to December 28, 2001, the Company established a three-year unsecured revolving bank credit facility (the "Revolver") in the amount of $50.0 million for working capital purposes. Borrowings under the Revolver bear interest at rates of LIBOR plus 1.25%-2.0% depending on certain financial ratios of the Company at the time of borrowing. The Revolver contains certain customary covenants that limit future borrowings of the Company and require the maintenance by the Company of certain levels of financial performance. In connection with the execution of the Revolver, the amount of uncommitted and unsecured credit facilities available to the Company was reduced to $33.5 million.

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

   For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken. As of December 28, 2001, it was nonetheless estimated that the Company's share of the future exposure for environmental-related investigation and remediation costs for these sites and facilities ranged in the aggregate from $1.7 million to $4.8 million (without discounting to present value). The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 30 years as of December 28, 2001. No amount in the foregoing range of estimated future costs is believed to be more probable of being incurred than any other amount in such range, and the Company therefore accrued $1.7 million as of December 28, 2001.

   As to other sites and facilities, sufficient knowledge has been gained to be able to better estimate the scope and costs of future environmental activities. As of December 28, 2001, it was estimated that the Company's share of the future exposure for environmental-related investigation and remediation costs for these sites and facilities ranged in the aggregate from $7.1 million to $15.1 million (without discounting to present value). The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 30 years as of December 28, 2001. As to each of these sites and facilities, it was determined that a particular amount within the range of estimated costs was a better estimate of the future environmental liability than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. Together, these amounts totaled $10.1 million at December 28, 2001. The Company therefore accrued $5.6 million as of December 28, 2001, which represents the best estimate of its share of these future costs discounted at 4%, net of inflation. This accrual is in addition to the $1.7 million described in the preceding paragraph.

   Lawsuits for recovery of environmental investigation and remediation costs already incurred, and to be incurred in the future, were filed by VAI against various insurance companies and other third parties. Following settlements with or judgments against insurance companies, VMS is still pursuing a lawsuit against a third party for the benefit of itself, VSEA, and the Company. One insurance company has agreed to pay a portion of certain of VAI's (now VMS') future environmental-related expenditures for which the Company has an indemnity obligation, and the Company therefore has a $1.3 million receivable in Other Assets as of December 28, 2001 for the Company's share of such recovery. The Company has not reduced any environmental-related liability in anticipation of recovery on claims made against third parties.

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

Euro Conversion

   On January 1, 1999, 11 of the 15 member countries of the European Union established fixed conversion rates between their existing currencies (legal currencies) and one new common currency-the Euro. The Euro then began trading on currency exchanges and began to be used in certain business transactions. The transition period for the introduction of the Euro occurs through June 2002. Beginning January 1, 2002, new Euro-denominated bills and coins were issued. Simultaneously, legacy currencies began to be withdrawn from circulation with the completion of the withdrawal scheduled for no later than July 1, 2002. Because of the Company's significant sales and operating profits generated in the European Union, the Company has completed a program to identify and address risks arising from the conversion to the Euro currency. That program included converting information technology systems to handle the new currency, evaluating the competitive impact of one common currency due to, among other things, increased cross-border price transparency, evaluating the Company's exposure to currency exchange risks during and following the transition period to the Euro, and determining the impact on the Company's processes for preparing and maintaining accounting and taxation records. The Company believes that it has taken appropriate steps to prepare for the Euro conversion and to mitigate its effects on the Company's business, and that the Euro conversion is not likely to have a material adverse effect on the Company's business or financial condition.

Recent Accounting Pronouncements

   In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("Statement") No. 143, "Accounting for Asset Retirement Obligations" ("FAS 143"), which is effective for fiscal years beginning after June 15, 2002. FAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FAS 143 applies to all entities. The Company does not expect the adoption of FAS 143 will have a significant impact on its financial position or results of operations.

   In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144") which supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121"), and portions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." While FAS 144 carries forward many of the provisions of FAS 121 and APB Opinion No. 30, some of the key differences in the new standard are that goodwill is excluded from its scope, assets to be abandoned will be viewed as held for use and amortized over their remaining service period, and the standard broadens the presentation of discontinued operations. The Company does not expect the adoption of FAS 144 will have a significant impact on its financial position or results of operations.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

   Effective September 30, 2000, the Company adopted FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") which was amended by Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" ("FAS 138"). FAS 133 and FAS 138 require derivatives to be measured at fair value and to be recorded as assets or liabilities on the balance sheet. The accounting for gains or losses resulting from changes in the fair values of those derivatives is dependent upon the type of the derivative and whether it qualifies for hedge accounting. The adoption of FAS 133 and FAS 138 did not have a material effect on the Company's financial statements for the 12 months ended September 28, 2001.

   Foreign Currency Exchange Risk. The Company typically hedges its currency exposures associated with certain assets and liabilities denominated in non-functional currencies and with certain forecasted foreign currency cash flows. As a result, the effect of an immediate 10% change in exchange rates would not be material to the Company's financial condition or results of operations. The gains or losses from the change in exchange rates would be substantially offset by losses or gains from the related foreign exchange forward contracts. The Company's foreign exchange forward contracts generally range from one to 12 months in original maturity.

   At December 28, 2001, forward contracts to sell Japanese yen having an aggregate notional value of $8.6 million were designated as cash flow hedges of forecasted sale transactions. These contracts were deemed to be highly effective and, as a result, a gain of $0.2 million on these contracts is included in other comprehensive loss in stockholders' equity. A summary of all forward exchange contracts that were outstanding as of December 28, 2001 follows:

                                             Notional Value Notional Value
                                                  Sold        Purchased
                                             -------------- --------------
                                                    (in thousands)
     Euro...................................    $    --        $20,914
     Australian dollar......................         --         20,227
     Japanese yen...........................     16,048             --
     British pound..........................      6,020             --
     Canadian dollar........................      4,349             --
     Swiss franc............................        974             --
                                                -------        -------
     Total..................................    $27,391        $41,141
                                                =======        =======

Interest Rate Risk

   The Company has no material exposure to market risk for changes in interest rates. The Company invests any excess cash primarily in short-term U.S. Treasury securities and money market funds, and changes in interest rates would not be material to the Company's financial condition or results of operations. The Company primarily enters into debt obligations to support general corporate purposes, including working capital requirements, capital expenditures, and acquisitions. At December 28, 2001, the Company's debt obligations had fixed interest rates.

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

Debt Obligations

Principal Amounts and Related Weighted Average Interest Rates By Year of
  Maturity

                           Nine Months                      Fiscal Years
-                             Ending     -------------------------------------------------
                          Sept. 27, 2002  2003    2004    2005    2006    2007   Thereafter  Total
                          -------------- ------  ------  ------  ------  ------  ---------- -------
                                                    (dollars in thousands)
Long-term debt (including
  current portion).......     $3,406     $3,689  $3,667  $2,500  $2,500  $2,500   $25,000   $43,442
Average interest rate....        6.6%       4.8%    5.0%    7.2%    7.2%    7.2%      6.7%      6.5%

                                   PART II.
                               OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits required to be filed by Item 601 of Regulation S-K:

       10.19*  First Amendment to Varian, Inc. Omnibus Stock Plan.

      * Management contract or compensatory plan or arrangement.

   (b) Reports on Form 8-K filed during the fiscal quarter ended December 28, 2001:

      On November 21, 2001, the Company reported on Form 8-K that the Company had entered into a First Amendment to Rights Agreement, dated as of November 2, 2001, with First Chicago Trust Company of New York, as Rights Agent, which amended the Rights Agreement dated as of February 18, 1999 between the Company and First Chicago Trust Company of New York.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          VARIAN, INC.
                                          (Registrant)


                                          By        /s/  G. Edward McClammy
                                             ________________________________
                                                     G. Edward McClammy
                                              Vice President, Chief Financial
                                                          Officer
                                                       and Treasurer
                                                (Duly Authorized Officer and
                                                Principal Financial Officer)

Dated:  February 8, 2002