Form 10-Q
period 2002-03-29
VARIAN INC
filed 2002-05-10
CIK 1079028

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 29, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 000-25393

VARIAN, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	77-0501995
(State or Other Jurisdiction of Incorporation or Organization	(IRS Employer Identification Number)

3120 Hansen Way, Palo Alto, California	94304-1030
(Address of Principal Executive Offices)	(Zip Code)

(650) 213-8000
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

The number of shares of the Registrant’s common stock outstanding as of April 26, 2002 was 33,572,789.

RISK FACTORS RELATING TO FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties that could cause actual results of Varian, Inc. (the “Company”) to differ materially from management’s current expectations. Those risks and uncertainties include, without limitation: new product development and commercialization; continued growth in Scientific Instruments sales and the impact on these sales of the timing of shipments and the recognition of revenues on NMR systems; renewed demand for vacuum products and contract electronics manufacturing; demand for and acceptance of the Company’s products; competitive products and pricing; economic conditions in the Company’s product and geographic markets; foreign currency fluctuations that could adversely impact revenue growth and earnings; sustained or improved market investment in capital equipment; and other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission.

PART I.
FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Varian, Inc. and Subsidiary Companies
Unaudited Consolidated Condensed Statements of Earnings
(In thousands, except per share amounts)

	Quarter Ended		Six Months Ended
	Mar. 29, 2002	Mar. 30, 2001	Mar. 29, 2002	Mar. 30, 2001
Sales	$190,331	$189,559	$374,571	$371,912
Cost of sales	120,131	117,076	234,670	231,102

Gross profit	70,200	72,483	139,901	140,810

Operating expenses
Sales and marketing	31,976	33,453	62,924	64,455
Research and development	9,601	9,256	18,619	17,100
General and administrative	8,678	10,625	18,491	22,100
Purchased in-process research and development	890	—	890	—

Total operating expenses	51,145	53,334	100,924	103,655

Operating earnings	19,055	19,149	38,977	37,155
Interest expense, net	455	113	799	577

Earnings before income taxes and cumulative effect of change in accounting principle	18,600	19,036	38,178	36,578
Income tax expense	7,017	7,424	14,065	14,265

Earnings before cumulative effect of change in accounting principle	11,583	11,612	24,113	22,313
Cumulative effect of change in accounting principle, net of tax of $4,767	—	—	—	(7,455)

Net earnings	$11,583	$11,612	$24,113	$14,858

Net earnings per share:
Basic
Before cumulative effect of change in accounting principle	$0.35	$0.35	$0.72	$0.68
Cumulative effect of change in accounting principle, net of tax	—	—	—	(0.23)

After cumulative effect of change in accounting principle	$0.35	$0.35	$0.72	$0.45

Diluted
Before cumulative effect of change in accounting principle	$0.33	$0.34	$0.69	$0.65
Cumulative effect of change in accounting principle, net of tax	—	—	—	(0.22)

After cumulative effect of change in accounting principle	$0.33	$0.34	$0.69	$0.43

Shares used in per share calculations:
Basic	33,452	32,946	33,375	32,903

Diluted	34,922	34,475	34,750	34,468

See accompanying Notes to the Unaudited Consolidated Condensed Financial Statements.

Varian, Inc. and Subsidiary Companies
Unaudited Consolidated Condensed Balance Sheets
(In thousands, except share and par value amounts)

	Mar. 29, 2002	Sept. 28, 2001
ASSETS

Current assets
Cash and cash equivalents	$28,767	$59,879
Accounts receivable, net	152,726	158,280
Inventories	121,389	119,498
Deferred taxes	26,664	26,303
Other current assets	12,680	11,084

Total current assets	342,226	375,044
Property, plant and equipment, net	101,524	90,528
Goodwill	116,888	85,906
Intangible assets, net	13,114	4,019
Other assets	4,085	3,760

Total assets	$577,837	$559,257

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current portion of long-term debt	$5,342	$6,424
Accounts payable	47,816	48,728
Deferred profit	21,453	21,705
Accrued liabilities	117,705	124,754

Total current liabilities	192,316	201,611
Long-term debt	38,641	39,656
Deferred taxes	6,533	2,801
Other liabilities	9,376	9,918

Total liabilities	246,866	253,986

Contingencies (Note 10)

Stockholders’ equity
Preferred stock—par value $.01, authorized—1,000,000 shares; issued—none	—	—
Common stock—par value $.01, authorized—99,000,000 shares; issued and outstanding—33,518,997 shares at Mar. 29, 2002 and 33,223,815 shares at Sept. 28, 2001	240,757	236,660
Retained earnings	116,905	92,792
Other comprehensive loss	(26,691)	(24,181)

Total stockholders’ equity	330,971	305,271

Total liabilities and stockholders’ equity	$557,837	$559,257

See accompanying Notes to the Unaudited Consolidated Condensed Financial Statements.

Varian, Inc. and Subsidiary Companies
Unaudited Consolidated Condensed Statements of Cash Flows
(In thousands)

	Six Months Ended
	Mar. 29, 2002	Mar. 30, 2001
Cash flows from operating activities
Net earnings	$24,113	$14,858
Adjustments to reconcile net earnings to net cash provided by operating activities:
Cumulative effect of change in accounting principle, net of tax	—	7,455
Depreciation and amortization	9,730	10,153
Loss (gain) on disposition of property, plant and equipment	66	(81)
Purchased in-process research and development	890	—
Deferred taxes	—	(2,161)
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	5,353	8,804
Inventories	238	(14,920)
Other current assets	352	(1,617)
Accounts payable	(1,997)	(3,574)
Deferred profit	(252)	6,113
Accrued liabilities	(9,403)	10,365
Other liabilities	(321)	(797)
Other assets	413	839

Net cash provided by operating activities	29,182	35,437

Cash flows from investing activities
Proceeds from sale of property, plant and equipment	312	545
Purchase of property, plant and equipment	(10,399)	(12,107)
Purchase of businesses, net of cash acquired	(48,871)	(16,061)

Net cash used in investing activities	(58,958)	(27,623)

Cash flows from financing activities
Net (payment) issuance of debt	(2,837)	8,095
Issuance of common stock	4,097	2,368
Net transfers to Varian Medical Systems, Inc.	(2,201)	(1,190)

Net cash (used in) provided by financing activities	(941)	9,273

Effects of exchange rate changes on cash	(395)	(901)

Net (decrease) increase in cash and cash equivalents	(31,112)	16,186
Cash and cash equivalents at beginning of period	59,879	39,708

Cash and cash equivalents at end of period	$28,767	$55,894

Supplemental cash flow information
Income taxes paid	$9,798	$11,510
Interest paid	$1,474	$1,707

See accompanying Notes to the Unaudited Consolidated Condensed Financial Statements.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1.    Interim Consolidated Financial Statements

These interim consolidated financial statements of Varian, Inc. and its subsidiary companies (collectively, the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The September 28, 2001 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These interim consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-K for the year ended September 28, 2001 filed with the SEC. In the opinion of the Company’s management, the interim consolidated financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. The results of operations for the fiscal quarter and six months ended March 29, 2002 are not necessarily indicative of the results to be expected for a full year or for any other periods.

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

Certain amounts in the prior year’s financial statements have been reclassified to conform to the current presentation.

Note 2.    Description of Business and Basis of Presentation

The Company is a major supplier of scientific instruments and consumable laboratory supplies, vacuum technology products and services, and electronics manufacturing services. These businesses primarily serve life science, health care, semiconductor processing, communications, industrial, and academic customers. Until April 2, 1999, the business of the Company was operated as the Instruments Business (“IB”) of Varian Associates, Inc. (“VAI”). On that date, VAI distributed to the holders of its common stock one share of common stock of the Company for each share of VAI (the “Distribution”).

The Company’s fiscal years reported are the 52-week periods ending on the Friday nearest September 30. Fiscal year 2002 will comprise the 52-week period ending September 27, 2002, and fiscal year 2001 was comprised of the 52-week period ended September 28, 2001. The fiscal quarters and six-month periods ended March 29, 2002 and March 30, 2001 each comprised 13 weeks and 26 weeks, respectively.

As discussed in Note 2 to the financial statements included in the Company’s Form 10-K for the fiscal year ended September 28, 2001, the Company adopted the provisions of SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”), in the fourth quarter of fiscal year 2001, retroactive to the beginning of fiscal year 2001. As a result, in the fourth quarter of fiscal year 2001, the Company restated its sales and related cost of sales for the first three quarters of fiscal year 2001 and recorded a non-cash charge for the cumulative effect of a change in accounting principle in the amount of $7.5 million after taxes in the first quarter of fiscal year 2001. The results of operations for fiscal year 2001 presented in the unaudited consolidated condensed financial statements included in this Form 10-Q reflect the adoption of SAB 101.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Note 3.    Balance Sheet Detail

	Mar. 29, 2002	Sept. 28, 2001
(In thousands)
INVENTORIES

Raw materials and parts	$62,860	$63,193
Work in process	13,044	12,175
Finished goods	45,485	44,130

	$121,389	$119,498

Note 4.    Forward Exchange Contracts

The Company accounts for foreign exchange forward contracts pursuant to the requirements of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. (“FAS”) 133, “Accounting for Derivative Instruments and Hedging Activities,” which was amended by FAS 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” FAS 133 and FAS 138 require derivatives to be measured at fair value and to be recorded as assets or liabilities on the balance sheet. The accounting for gains or losses resulting from changes in the fair values of those derivatives is dependent upon the type of the derivative and whether it qualifies for “hedge” accounting. The Company estimates the fair value of its forward contracts based on changes in forward rates.

The Company enters into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations on assets and liabilities denominated in currencies other than the local functional currencies. These contracts are not designated as “hedges” and do not qualify for hedge accounting under FAS 133. The Company records these contracts at fair value with the related gains and losses recorded in general and administrative expenses. The gains and losses on these contracts are substantially offset by transaction losses and gains on the underlying balances being hedged.

The Company also enters into foreign exchange forward contracts to minimize the impact of foreign currency fluctuations on forecasted transactions. These contracts are designated as cash flow hedges under FAS 133. For such hedging transactions, the Company formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives are highly effective in offsetting changes in the cash flows of the hedged items. Effectiveness is calculated by comparing the cumulative change in fair value of the underlying transaction being hedged to the cumulative change in fair value of the derivative based on changes in forward rates. If a derivative qualifies as a cash flow hedge, changes in the fair value of the derivative, to the extent effective, are recorded in other comprehensive loss in stockholders’ equity. The Company could experience ineffectiveness on any specific hedge transaction if the underlying transaction is cancelled or if the underlying transaction’s delivery date is re-scheduled. For cash flow hedges of forecasted sale transactions, gains and losses are deferred in other comprehensive loss and are then recorded to sales in the period in which the underlying sale transaction is recorded. At March 29, 2002, forward contracts to sell Japanese yen having an aggregate notional value of $8.6 million were designated as cash flow hedges of forecasted sale transactions. A gain of $0.3 million (net of tax) was recorded for these forward contracts in other comprehensive loss as of March 29, 2002. There was no ineffectiveness from these contracts during the fiscal quarter and the six months ended March 29, 2002.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

The Company’s foreign exchange forward contracts generally range from one to 12 months in original maturity. A summary of all foreign exchange forward contracts that were outstanding as of March 29, 2002 follows:

	Notional Value Sold	Notional Value Purchased
(in thousands)
Euro	$—	$23,344
Australian dollar	—	24,983
Japanese yen	14,410	—
British pound	6,415	—
Canadian dollar	6,958	—

Total	$27,783	$48,327

Note 5.    Goodwill and Other Intangible Assets

In July 2001, the FASB issued FAS 141, “Business Combinations,” and FAS 142, “Goodwill and Other Intangible Assets.” FAS 141 eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets. FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. FAS 141 and FAS 142 are effective for all business combinations completed after June 30, 2001. Under FAS 142, goodwill must be tested for impairment annually and whenever events or circumstances occur indicating that goodwill might be impaired. Upon adoption of FAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 must cease, and intangible assets acquired prior to July 1, 2001 that do not meet the new criteria for recognition as intangibles must be reclassified to goodwill.

The Company elected to early adopt the provisions of FAS 142 on the first day of fiscal year 2002 (September 29, 2001). In accordance with FAS 142, the Company ceased amortizing goodwill with a net carrying value totaling $85.9 million as of that date, including certain intangible assets previously classified as purchased intangible assets. In connection with the adoption of FAS 142, the Company performed a transitional impairment test and determined that there was no impairment of goodwill.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

The following table reflects pro forma consolidated results adjusted as though the adoption of FAS 142 occurred as of the beginning of the fiscal quarter and six months ended March 30, 2001:

	Quarter ended		Six months ended
	Mar. 29, 2002	Mar. 30, 2001	Mar. 29, 2002	Mar. 30, 2001(1)
(in thousands, except per share amounts)
Net earnings
As previously reported	$11,583	$11,612	$24,113	$22,313
Add back: Goodwill amortization, net of tax	—	753	—	1,267

As adjusted	$11,583	$12,365	$24,113	$23,580

Net earnings per basic share
As previously reported	$0.35	$0.35	$0.72	$0.68
Add back: Goodwill amortization, net of tax	—	0.03	—	0.04

As adjusted	$0.35	$0.38	$0.72	$0.72

Net earnings per diluted share
As previously reported	$0.33	$0.34	$0.69	$0.65
Add back: Goodwill amortization, net of tax	—	0.02	—	0.03

As adjusted	$0.33	$0.36	$0.69	$0.68

(1)
Excludes cumulative effect of a change in accounting principle which reduced net earnings by $7,455 and net earnings per basic and diluted share by $0.23 and $0.22, respectively, during the six months ended March 30, 2001.

Note 6.    Acquisitions

ANSYS Technologies, Inc.    In February 2002, the Company acquired 100% of the outstanding capital stock of ANSYS Technologies, Inc. (“ANSYS”), a supplier of consumable products for life science and other applications. As a result of this acquisition, the Company added ANSYS’ complementary separations and diagnostics consumable products to the Company’s existing line of consumable laboratory supplies.

The Company acquired ANSYS for total consideration of $45.2 million, including $40.0 million in cash, assumed net debt of $4.9 million and direct acquisition costs of $0.3 million. The total purchase price was allocated to the estimated fair value of assets acquired (excluding acquired cash) and liabilities assumed (excluding assumed debt) as follows:

(in millions)
Current assets	$5.6
Property, plant and equipment, net	9.6
Other assets	0.7
Goodwill	23.8
Existing technology and other identified intangibles	7.8

Total assets acquired	47.5
Liabilities assumed	(3.2)

Net assets acquired	44.3
Purchased in-process research and development	0.9

Total consideration	$45.2

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

The amounts allocated to existing technology and other identified intangible assets have a weighted average useful life of approximately 9.5 years. These intangible assets are being amortized using the straight-line method over their respective estimated useful lives. The amount allocated to purchased in-process research and development relates to several new consumables products that were in the research and development phase at the time of the acquisition. The percentage of completion for these products ranged from 49% to 73%. An external appraisal was performed which used the income approach, the royalty savings approach and the cost approach to determine the fair value of ANSYS’ significant identifiable intangible assets, including the portion of the purchase price attributed to in-process research and development. Risk-adjusted discount rates ranging from 15% to 29% were applied to cash flow projections to determine the present value of the different intangible assets including the in-process research and development.

The ANSYS purchase price allocation is preliminary pending completion of a closing balance sheet audit and certain other matters. Upon resolution of these matters, any necessary adjustments will be made to the preliminary purchase price allocation and will result in corresponding adjustments to goodwill.

Other Acquisitions.    During the first half of fiscal year 2002, the Company paid an aggregate of $8.9 million in cash for two other acquisitions. These acquisitions did not have a material effect on the Company’s financial position or results of operations.

All of the above acquisitions have become part of the Company’s Scientific Instruments segment and were accounted for using the purchase method of accounting. Accordingly, the Company’s unaudited consolidated condensed statements of earnings for the fiscal quarter and six months ended March 29, 2002 include the results of operations of the acquired companies since the effective dates of their respective purchases. There were no significant differences between the accounting policies of the Company and any of the acquired companies. Pro forma sales, earnings from operations, net earnings, and net earnings per share have not been presented because the effects of these acquisitions were not material on either an individual or an aggregated basis.

Note 7.    Net Earnings Per Share

Basic earnings per share are calculated based on net earnings and the weighted-average number of shares outstanding during the reported period. Diluted earnings per share include dilution from potential shares of common stock issuable pursuant to the exercise of outstanding stock options determined using the treasury stock method.

For the fiscal quarters ended March 29, 2002, and March 30, 2001, options to purchase 636,942 and 667,531 shares, respectively, were excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive. For the six months ended March 29, 2002, and March 30, 2001, options to purchase 659,529 and 468,644 shares, respectively, were excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

A reconciliation follows:

	Quarter Ended		Six Months Ended
	Mar. 29, 2002	Mar. 30, 2001	Mar. 29, 2002	Mar. 30, 2001
(in thousands, except per share amounts)
Basic
Before cumulative effect of change in accounting principle	$11,583	$11,612	$24,113	$22,313
Cumulative effect of change in accounting principle, net of tax	—	—	—	(7,455)

After cumulative effect of change in accounting principle	$11,583	$11,612	$24,113	$14,858

Weighted average shares outstanding	33,452	32,946	33,375	32,903

Before cumulative effect of change in accounting principle	$0.35	$0.35	$0.72	$0.68
Cumulative effect of change in accounting principle, net of tax	—	—	—	(0.23)

After cumulative effect of change in accounting principle	$0.35	$0.35	$0.72	$0.45

Diluted
Before cumulative effect of change in accounting principle	$11,583	$11,612	$24,113	$22,313
Cumulative effect of change in accounting principle, net of tax	—	—	—	(7,455)

After cumulative effect of change in accounting principle	$11,583	$11,612	$24,113	$14,858

Weighted average shares outstanding	33,452	32,946	33,375	32,903
Net effect of dilutive stock options	1,470	1,529	1,375	1,565

Total shares	34,922	34,475	34,750	34,468

Before cumulative effect of change in accounting principle	$0.33	$0.34	$0.69	$0.65
Cumulative effect of change in accounting principle, net of tax	—	—	—	(0.22)

After cumulative effect of change in accounting principle	$0.33	$0.34	$069	$0.43

Note 8.    Comprehensive Income

Comprehensive income is comprised of net earnings, foreign currency translation adjustments and changes in the fair value of highly effective cash flow hedge transactions. Comprehensive income was $11.6 million and $4.1 million for the fiscal quarters ended March 29, 2002 and March 30, 2001, respectively, and $21.6 million and $11.0 million for the six months ended March 29, 2002 and March 30, 2001, respectively.

Note 9.    Debt and Credit Facilities

During the fiscal quarter ended March 29, 2002, the Company established a three-year unsecured revolving bank credit facility (the “Revolver”) in the amount of $50.0 million for working capital purposes. No amounts were outstanding under this credit facility as of March 29, 2002. Borrowings under the Revolver bear interest at rates of LIBOR plus 1.25% to 2.0% depending on certain financial ratios of the Company at the time of borrowing. The Revolver contains certain customary covenants that limit future borrowings of the Company and require the maintenance by the Company of certain levels of financial performance.

As of March 29, 2002, the Company also had $38.9 million in uncommitted and unsecured credit facilities for working capital purposes with interest rates for these facilities established at the time of borrowing. No amount was outstanding under these credit facilities as of March 29, 2002. All of these credit facilities contain certain conditions and events of default customary for such facilities, for which the Company was in compliance.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Note 10.    Contingencies

Environmental Matters.    The Company’s operations are subject to various foreign, federal, state, and local laws regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. These regulations increase the costs and potential liabilities of the Company’s operations. However, the Company does not currently anticipate that its compliance with these regulations will have a material effect upon the Company’s capital expenditures, earnings, or competitive position.

Under the terms of the Distribution, the Company and Varian Semiconductor Equipment Associates, Inc. (“VSEA”) each agreed to indemnify Varian Medical Systems, Inc. (“VMS”) for one-third of certain environmental investigation and remediation costs (after adjusting for any insurance proceeds and tax benefits recognized or realized by VMS for such costs), as further described below.

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

For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken. As of March 29, 2002, it was nonetheless estimated that the Company’s share of the future exposure for environmental-related investigation and remediation costs for these sites and facilities ranged in the aggregate from $1.6 million to $4.8 million (without discounting to present value). The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 30 years as of March 29, 2002. No amount in the foregoing range of estimated future costs is believed to be more probable of being incurred than any other amount in such range, and the Company therefore accrued $1.6 million as of March 29, 2002.

As to other sites and facilities, sufficient knowledge has been gained to be able to better estimate the scope and costs of future environmental activities. As of March 29, 2002, it was estimated that the Company’s share of the future exposure for environmental-related investigation and remediation costs for these sites and facilities ranged in the aggregate from $6.9 million to $15.3 million (without discounting to present value). The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 30 years as of March 29, 2002. As to each of these sites and facilities, it was determined that a particular amount within the range of estimated costs was a better estimate of the future environmental liability than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. Together, these amounts totaled $8.5 million at March 29, 2002. The Company therefore accrued $5.8 million as of March 29, 2002, which represents the best estimate of its share of these future costs discounted at 4%, net of inflation. This accrual is in addition to the $1.6 million described in the preceding paragraph.

Lawsuits for recovery of environmental investigation and remediation costs already incurred, and to be incurred in the future, were filed by VAI against various insurance companies and other third parties. Following settlements with or judgments against insurance companies, VMS is still pursuing a lawsuit against a third party for the benefit of itself, VSEA, and the Company. One insurance company has agreed to pay a portion of certain of VAI’s (now VMS’) future environmental-related expenditures for which the Company has an indemnity obligation, and the Company therefore has a $1.4 million receivable in Other Assets as of March 29, 2002 for the

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Company’s share of such recovery. The Company has not reduced any environmental-related liability in anticipation of recovery on claims made against third parties.

The Company’s management believes that its reserves for the foregoing and certain other environmental-related matters are adequate, but as the scope of its obligation becomes more clearly defined, these reserves may be modified, and related charges or credits against earnings may be made. Although any ultimate liability arising from environmental-related matters described herein could result in significant expenditures that, if aggregated and assumed to occur within a single fiscal year, would be material to the Company’s financial statements, the likelihood of such occurrence is considered remote. Based on information currently available and its best assessment of the ultimate amount and timing of environmental-related events, management believes that the costs of these environmental-related matters are not reasonably likely to have a material adverse effect on the Company’s financial position or results of operations.

Legal Proceedings.    Under the terms of the Distribution, the Company agreed to defend and indemnify VSEA and VMS for costs, liabilities, and expenses with respect to legal proceedings relating to the Instruments Business of VAI, and agreed to reimburse VMS for one-third of certain costs and expenses (after adjusting for any insurance proceeds and tax benefits recognized or realized by VMS for such costs and expenses) that are paid after April 2, 1999 and arise from actual or potential claims or legal proceedings relating to discontinued, former, or corporate operations of VAI. From time to time, the Company is involved in its own legal actions and could incur an uninsured liability in one or more of them. While the ultimate outcome of all of the foregoing legal matters is not determinable, management believes that these matters are not reasonably likely to have a material adverse effect on the Company’s financial position or results of operations.

Note 11.    Industry Segments

The Company’s operations are grouped into three business segments: Scientific Instruments, Vacuum Technologies, and Electronics Manufacturing. The Scientific Instruments segment designs, develops, manufactures, sells, and services equipment and consumable laboratory supplies for a broad range of life science and chemical analysis applications requiring identification, quantification, and analysis of the composition or structure of liquids, solids, or gases. The Vacuum Technologies segment designs, develops, manufactures, sells, and services high-vacuum pumps, leak detection equipment, and related products and services used to create, control, measure or test vacuum environments in a broad range of life science, industrial and scientific applications requiring ultra-clean or high-vacuum environments. The Electronics Manufacturing segment provides contract manufacturing services, including design, support, manufacturing and post-manufacturing services, of advanced electronics assemblies and subsystems for a wide range of customers, in particular small-and medium-sized companies with low-to-medium volume, high-mix requirements.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Transactions between segments are accounted for at cost and are not included in sales. Accordingly, the following information is provided for purposes of achieving an understanding of operations, but may not be indicative of the financial results of the reported segments were they independent organizations. In addition, comparisons of the Company’s operations to similar operations of other companies may not be meaningful.

	Quarter Ended		Quarter Ended
	Mar. 29, 2002	Mar. 30, 2001	Mar. 29, 2002	Mar. 30, 2001
	Sales	Sales	Pretax Earnings	Pretax Earnings
(in millions)
Scientific Instruments	$119.1	$105.5	$12.2	$10.9
Vacuum Technologies	27.3	40.9	4.2	8.6
Electronics Manufacturing	44.0	43.2	4.0	2.1

Total industry segments	190.4	189.6	20.4	21.6
General corporate	—	—	(1.3)	(2.4)
Interest expense, net	—	—	(0.5)	(0.1)

Total	$190.4	$189.6	$18.6	$19.1

	Six Months Ended		Six Months Ended
	Mar. 29, 2002	Mar. 30, 2001	Mar. 29, 2002	Mar. 30, 2001
	Sales	Sales	Pretax Earnings	Pretax Earnings
(in millions)
Scientific Instruments	$236.0	$203.2	$27.1	$19.5
Vacuum Technologies	53.7	82.5	8.0	17.7
Electronics Manufacturing	84.9	86.2	7.1	4.9

Total industry segments	374.6	371.9	42.2	42.1
General corporate	—	—	(3.2)	(4.9)
Interest expense, net	—	—	(0.8)	(0.6)

Total	$374.6	$371.9	$38.2	$36.6

Note 12.    Recent Accounting Pronouncements

In August 2001, the FASB issued FAS 143, “Accounting for Asset Retirement Obligations,” which is effective for fiscal years beginning after June 15, 2002. FAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FAS 143 applies to all entities. The Company does not expect the adoption of FAS 143 to have a significant impact on its financial position or results of operations.

In October 2001, the FASB issued FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes FAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and portions of Accounting Principles Board Opinion No. (“APB”) 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” While FAS 144 carries forward many of the provisions of FAS 121 and APB 30, some of the key differences in the new standard are that goodwill is excluded from its scope, assets to be abandoned will be viewed as held for use and amortized over

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

their remaining service period, and the standard broadens the presentation of discontinued operations. FAS 144 is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of FAS 144 to have a significant impact on its financial position or results of operations.

In April 2002, the FASB issued FAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which is effective for transactions occurring after May 15, 2002. FAS 145 rescinds FAS 4 and FAS 64, which addressed the accounting for gains and losses from extinguishment of debt. FAS 44 set forth industry-specific transitional guidance that did not apply to the Company. FAS 145 amends FAS 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. FAS 145 also makes technical corrections to certain existing pronouncements that are not substantive in nature. The Company does not expect the adoption of FAS 145 to have a significant impact on its financial position or results of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Until April 2, 1999, the business of Varian, Inc. (the “Company”) was operated as the Instruments Business (“IB”) of Varian Associates, Inc. (“VAI”). IB included the business units that designed, developed, manufactured, sold, and serviced scientific instruments and vacuum technologies, and a business unit that provided contract electronics manufacturing services. VAI contributed IB to the Company; then on April 2, 1999, VAI distributed to the holders of record of VAI common stock on March 24, 1999 one share of common stock of the Company for each share of VAI common stock outstanding on April 2, 1999 (the “Distribution”). At the same time, VAI contributed its Semiconductor Equipment business to Varian Semiconductor Equipment Associates, Inc. (“VSEA”) and distributed to the holders of record of VAI common stock on March 24, 1999 one share of common stock of VSEA for each share of VAI common stock outstanding on April 2, 1999. VAI retained its Health Care Systems business and changed its name to Varian Medical Systems, Inc. (“VMS”), effective as of April 3, 1999. These transactions were accomplished under the terms of an Amended and Restated Distribution Agreement dated as of January 14, 1999 by and among the Company, VAI, and VSEA (the “Distribution Agreement”). For purposes of providing an orderly transition and to define certain ongoing relationships between and among the Company, VMS and VSEA after the Distribution, the Company, VMS and VSEA also entered into certain other agreements which include an Employee Benefits Allocation Agreement, an Intellectual Property Agreement, a Tax Sharing Agreement, and a Transition Services Agreement.

The Company’s fiscal years reported are the 52-week periods ending on the Friday nearest September 30. Fiscal year 2002 will comprise the 52-week period ending September 27, 2002, and fiscal year 2001 was comprised of the 52-week period ended September 28, 2001. The fiscal quarters and six-month periods ended March 29, 2002 and March 30, 2001 each comprised 13 weeks and 26 weeks, respectively.

Results of Operations

Second Quarter of Fiscal Year 2002 Compared to Second Quarter of Fiscal Year 2001

Sales.    Sales were $190.4 million in the second quarter of fiscal year 2002, an increase of 0.4% from sales of $189.6 million in the second quarter of fiscal year 2001. Sales by the Scientific Instruments, Vacuum Technologies, and Electronics Manufacturing segments increased (decreased) by 13.0%, (33.3%) and 1.6%, respectively.

In the fourth quarter of fiscal year 2001, the Company adopted the provisions of SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”) retroactive to the beginning of fiscal year 2001. As a result, in the fourth quarter of fiscal year 2001, the Company restated its sales and related cost of sales for the first three quarters of fiscal year 2001 and recorded a non-cash charge for the cumulative effect of a change in accounting principle in the amount of $7.5 million after taxes in the first quarter of fiscal year 2001. The results of operations for the second quarter of fiscal year 2001 presented in the financial statements included in this Form 10-Q reflect the adoption of SAB 101.

Geographically, sales in North America of $117.6 million, Europe of $46.6 million and the rest of the world of $26.2 million in the second quarter of fiscal year 2002 represented increases (decreases) of 5.5%, 2.4%, and (19.8%), respectively, as compared to the second quarter of fiscal year 2001. The increase in North America primarily resulted from an increase in Scientific Instruments’ North America sales. This increase was partially offset by the sales decline in Vacuum Technologies due to weak demand from semiconductor equipment and other industrial capital equipment manufacturers. The increase in Europe was primarily driven by growth in Scientific Instruments sales. The decrease in the rest of the world was primarily due to large system sales by Scientific Instruments into the Pacific Rim in the prior year period, and the decline of Scientific Instruments sales into Latin America and of Vacuum Technologies sales into the Pacific Rim in the current year period.

Gross Profit.    Gross profit was $70.2 million (representing 36.9% of sales) in the second quarter of fiscal year 2002, compared to $72.5 million (representing 38.2% of sales) in the second quarter of fiscal year 2001. The decrease in gross profit percentage was due to the sale of several high-field nuclear magnetic resonance (“NMR”) systems in the Scientific Instruments segment. High-field systems tend to have lower gross margins but these lower margins are typically offset by lower operating expense ratios. In addition, the gross profit percentage for Vacuum Technologies was negatively impacted by market weakness in the semiconductor equipment and industrial sectors due to the general economic slowdown.

Sales and Marketing.    Sales and marketing expenses were $32.0 million (representing 16.8% of sales) in the second quarter of fiscal year 2002, compared to $33.5 million (representing 17.6% of sales) in the second quarter of fiscal year 2001. The decline as a percentage of sales relates primarily to increased sales of Scientific Instruments, particularly high-field NMR systems which typically generate lower operating expense ratios. The decline is also attributable to cost reduction programs undertaken since the first quarter of fiscal year 2001 to further reduce sales and marketing costs.

Research and Development.    Research and development expenses were $9.6 million (representing 5.0% of sales) in the second quarter of fiscal year 2002, compared to $9.3 million (representing 4.9% of sales) in the second quarter of fiscal year 2001. Research and development expenses increased from the prior year quarter primarily because the Company continued to increase its focus on new product development for life science and health care research applications within the Scientific Instruments segment.

General and Administrative.    General and administrative expenses were $8.7 million (representing 4.6% of sales) in the second quarter of fiscal year 2002, compared to $10.6 million (representing 5.6% of sales) in the second quarter of fiscal year 2001. The decrease as a percentage of sales resulted primarily from the Company’s adoption at the beginning of fiscal year 2002 of FAS 142, which eliminated the amortization of goodwill and certain other related intangible assets. Had the provisions of FAS 142 been applicable in the fiscal year 2001 period, general and administrative expenses would have been lower by $0.9 million. The decrease is also attributable to cost reduction programs undertaken since the first quarter of fiscal year 2001 to further reduce general and administrative costs.

Purchased In-Process Research and Development.    In connection with the acquisition of ANSYS Technologies, Inc. (“ANSYS”) in February 2002, the Company capitalized approximately $31.6 million in goodwill and identified intangible assets. In addition, the Company recorded a one-time charge of $0.9 million for purchased in-process research and development in the quarter ended March 29, 2002. At the time of the acquisition, research and development of several consumables products were in process. The percentage of completion for these products ranged from 49% to 73%. The percentage of completion for each project was determined using estimates of effort, value added, and degree of difficulty of the portion of each project completed as of the acquisition date, as compared to the remaining research and development needed to bring each project to technical feasibility. An external appraisal was performed which used the income approach to determine the portion of the purchase price attributed to the in-process research and development.

Net Interest Expense.    Net interest expense was $0.5 million (representing 0.2% of sales) for the second quarter of fiscal year 2002, compared to $0.1 million (representing 0.1% of sales) for the second quarter of fiscal year 2001. The increase in net interest expense resulted primarily from decreased interest income due to a lower level of invested cash as a result of the acquisition of ANSYS as well as lower interest rates on invested cash.

Taxes on Earnings.    The effective income tax rate was 37.7% (36.0% without the purchased in-process research and development charge) for the second quarter of fiscal year 2002, compared to 39.0% for the second quarter of fiscal year 2001. The fiscal year 2002 period rate was lower than the fiscal year 2001 period rate due mainly to reductions in foreign tax rates in jurisdictions where the Company has significant manufacturing operations.

Net Earnings.    Net earnings were $11.6 million ($0.33 net earnings per diluted share) in the second quarter of fiscal year 2002 ($12.5 million or $0.36 net earnings per diluted share prior to the purchased in-process research and development charge), compared to net earnings of $11.6 million ($0.34 net earnings per diluted share) in the second quarter of fiscal year 2001. Excluding the purchased in-process research and development charge, the net earnings improvement resulted primarily from lower operating expenses and the lower income tax rate.

Segments.    Scientific Instruments sales of $119.1 million in the second quarter of fiscal year 2002 increased 13.0% over second quarter of fiscal year 2001 sales of $105.5 million. The revenue growth was primarily driven by increased sales of NMR products and certain products selling into life science applications. Earnings from operations in the second quarter of fiscal year 2002 were $12.2 million or 10.2% of sales. Excluding the purchased in-process research and development charge, earnings from operations of $13.1 million (11.0% of sales) increased from $10.9 million (10.4% of sales) in the second quarter of fiscal year 2001, primarily as a result of increased sales of products targeted toward life science applications. In addition, the Company’s adoption of FAS 142 had a positive impact on this segment’s operating profit; had the provisions of FAS 142 been applicable in the fiscal year 2001 period, operating profits would have been $11.7 million (11.1% of sales).

Vacuum Technologies sales of $27.3 million in the second quarter of fiscal year 2002 decreased 33.3% from second quarter of fiscal year 2001 sales of $40.9 million. The revenue decrease compared to the prior year period was caused primarily by weak demand from semiconductor equipment and other industrial capital equipment manufacturers. While sales decreased from the prior year period, second quarter fiscal year 2002 sales increased $0.9 million or 3.1% sequentially over the first quarter of fiscal year 2002, reversing a declining trend over the last four quarters. This increase was attributable to higher sales into life science and other research applications and, to a lesser degree, improved sales to semiconductor equipment manufacturers. Earnings from operations in the second quarter of fiscal year 2002 of $4.2 million (15.3% of sales) were down from the $8.6 million (21.0% of sales) in the second quarter of fiscal year 2001. The decreased earnings were primarily the result of lower sales in the fiscal year 2002 quarter.

Electronics Manufacturing sales in the second quarter of fiscal year 2002 of $44.0 million increased 1.6% from second quarter of fiscal year 2001 sales of $43.2 million and 7.2% sequentially from first quarter of fiscal year 2002 sales of $40.9 million. These increases were primarily the result of increased sales to health care equipment manufacturers who became new customers during fiscal year 2001. Earnings from operations in the second quarter of fiscal year 2002 of $4.0 million (8.9% of sales) increased from $2.1 million (4.9% of sales) in the second quarter of fiscal year 2001. The lower earnings in the second quarter of fiscal year 2001 were primarily the result of the costs of integrating an acquisition and start-up costs relating to new customers.

First Half of Fiscal Year 2002 Compared to First Half of Fiscal Year 2001

Sales.    Sales were $374.6 million in the first half of fiscal year 2002, an increase of 0.7% from sales of $371.9 million in the first half of fiscal year 2001. Sales by the Scientific Instruments, Vacuum Technologies, and Electronics Manufacturing segments increased (decreased) by 16.2%, (34.9%) and (1.5%), respectively.

In the fourth quarter of fiscal year 2001, the Company adopted the provisions of SAB 101 retroactive to the beginning of fiscal year 2001. As a result, in the fourth quarter of fiscal year 2001, the Company restated its sales and related cost of sales for the first three quarters of fiscal year 2001 and recorded a non-cash charge for the cumulative effect of a change in accounting principle in the amount of $7.5 million after taxes in the first quarter of fiscal year 2001. The results of operations for the first half of fiscal year 2001 presented in the financial statements included in this Form 10-Q reflect the adoption of SAB 101.

Geographically, sales in North America of $221.8 million, Europe of $100.7 million and the rest of the world of $52.1 million in the first half of fiscal year 2002 represented (decreases) increases of (0.7%), 12.5%, and (12.0%), respectively, as compared to the first half of fiscal year 2001. The decrease in North America primarily resulted from the sales decline in Vacuum Technologies due to weak demand from semiconductor equipment and other industrial capital equipment manufacturers. The decline was predominantly offset by an increase in Scientific Instruments’ North America sales. The increase in Europe was primarily driven by growth in Scientific Instruments sales. The decrease in the rest of the world was primarily due to large system sales by Scientific Instruments into the Pacific Rim in the prior year period and the decline of Vacuum Technologies sales and Scientific Instruments sales into the Pacific Rim in the current year period.

Gross Profit.    Gross profit was $139.9 million (representing 37.3% of sales) in the first half of fiscal year 2002, compared to $140.8 million (representing 37.9% of sales) in the first half of fiscal year 2001. The slight decrease in gross profit percentage was driven primarily by a lower gross profit percentage for Vacuum Technologies which was negatively impacted by market weakness in the semiconductor equipment and industrial sectors due to the general economic slowdown.

Sales and Marketing.    Sales and marketing expenses were $62.9 million (representing 16.8% of sales) in the first half of fiscal year 2002, compared to $64.5 million (representing 17.3% of sales) in the first half of fiscal year 2001. The decline as a percentage of sales relates primarily to increased sales of Scientific Instruments, particularly high-field NMR systems which typically generate lower operating expense ratios. The decline is also attributable to cost reduction programs undertaken since the first half of fiscal year 2001 to further reduce sales and marketing costs.

Research and Development.    Research and development expenses were $18.6 million (representing 5.0% of sales) in the first half of fiscal year 2002, compared to $17.1 million (representing 4.6% of sales) in the first half of fiscal year 2001. Research and development expenses increased from the first half of fiscal year 2001 primarily because the Company continued to increase its focus on new product development for life science and health care research applications within the Scientific Instruments segment.

General and Administrative.    General and administrative expenses were $18.5 million (representing 4.9% of sales) in the first half of fiscal year 2002, compared to $22.1 million (representing 5.9% of sales) in the first half of fiscal year 2001. The decrease as a percentage of sales resulted primarily from the Company’s adoption at the beginning of fiscal year 2002 of FAS 142, which eliminated the amortization of goodwill and certain other related intangible assets. Had the provisions of FAS 142 been applicable in the first half of fiscal year 2001, general and administrative expenses would have been lower by $1.6 million. The decrease is also attributable to cost reduction programs undertaken since the first half of fiscal year 2001 to further reduce general and administrative costs.

Purchased In-Process Research and Development.    In connection with the acquisition of ANSYS Technologies, Inc. (“ANSYS”) in February 2002, the Company capitalized approximately $31.6 million in goodwill and identified intangible assets. In addition, the Company recorded a one-time charge of $0.9 million for purchased in-process research and development in the quarter ended March 29, 2002. At the time of the acquisition, research and development of several consumables products were in process. The percentage of completion for these products ranged from 49% to 73%. The percentage of completion for each project was determined using estimates of effort, value added, and degree of difficulty of the portion of each project completed as of the acquisition date, as compared to the remaining research and development needed to bring each project to technical feasibility. An external appraisal was performed which used the income approach to determine the portion of the purchase price attributed to the in-process research and development.

Net Interest Expense.    Net interest expense was $0.8 million (representing 0.2% of sales) for the first half of fiscal year 2002, compared to $0.6 million (representing 0.2% of sales) for the first half of fiscal year 2001. The increase in net interest expense resulted primarily from decreased interest income due to lower interest rates on invested cash.

Taxes on Earnings.    The effective income tax rate was 36.8% (36.0% without the purchased in-process research and development charge) for the first half of fiscal year 2002, compared to 39.0% for the first half of fiscal year 2001. The fiscal year 2002 rate was lower than the fiscal year 2001 rate due mainly to reductions in foreign tax rates in jurisdictions where the Company has significant manufacturing operations.

Net Earnings.    Net earnings were $24.1 million ($0.69 net earnings per diluted share) in the first half of fiscal year 2002 ($25.0 million or $0.72 net earnings per diluted share prior to the purchased in-process research and development charge), compared to net earnings of $22.3 million ($0.65 net earnings per diluted share) in the first half of fiscal year 2001 prior to the cumulative effect of a change in accounting principle (SAB 101). Excluding the impact of the purchased in-process research and development charge in 2002 and the adoption of SAB 101 in 2001, the improvement in net earnings resulted primarily from lower operating expenses and the lower income tax rate.

Segments.    Scientific Instruments sales of $236.0 million in the first half of fiscal year 2002 increased 16.2% over first half of fiscal year 2001 sales of $203.2 million. The revenue growth was primarily driven by increased sales of NMR products and certain products selling into life science applications. Earnings from operations in the first half of fiscal year 2002 were $27.1 million (11.5% of sales). Excluding the purchased in-process research and development charge, earnings from operations of $28.0 million (11.9% of sales) increased from $19.5 million (9.6% of sales) in the first half of fiscal year 2001, primarily as a result of increased sales of products targeted toward life science applications and revenues from after-market products and services. In addition, the Company’s adoption of FAS 142 had a positive impact on this segment’s operating profit; had the provisions of FAS 142 been applicable in the first half of fiscal year 2001, operating profits would have been $20.9 million (10.3% of sales).

Vacuum Technologies sales of $53.7 million in the first half of fiscal year 2002 decreased 34.9% from first half of fiscal year 2001 sales of $82.5 million. The revenue decrease was caused primarily by weak demand from semiconductor equipment and other industrial capital equipment manufacturers. Earnings from operations in the first half of fiscal year 2002 of $8.0 million (14.9% of sales) were down from the $17.7 million (21.5% of sales) in the first half of fiscal year 2001. The lower earnings were primarily the result of lower sales in the first half of fiscal year 2002.

Electronics Manufacturing sales in the first half of fiscal year 2002 of $84.9 million decreased 1.5% from first half of fiscal year 2001 sales of $86.2 million. Sales declined as a result of order delays after September 11. Earnings from operations in the first half of fiscal year 2002 of $7.1 million (8.3% of sales) increased from $4.9 million (5.6% of sales) in the first half of fiscal year 2001. The lower earnings in the first half of fiscal year 2001 were primarily the result of the costs of integrating an acquisition and start-up costs relating to new customers.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to exercise certain judgments in selecting and applying accounting policies and methods. The following is a summary of what management considers to be the Company’s most critical accounting policies—those that are most important to the portrayal of its financial condition and results of operations and that require management’s most difficult, subjective or complex judgments—the effects of those accounting policies applied, the judgments made in their application, and the likelihood of materially different reported results if different assumptions or conditions were to prevail.

Revenue Recognition.    The Company derives revenues from three sources: system sales, part sales and service contracts. Generally, the Company recognizes revenue when persuasive evidence of an arrangement exists, the product is delivered, title and risk of loss has passed to the customer, and collection of the resulting receivable is probable. The Company’s sales are typically not subject to rights of return and sales returns have not historically been significant. System sales of existing products that involve installation services are accounted for as multiple element arrangements, where the larger of the contractual billing hold back or the fair value of the installation service is deferred when the product is shipped and recognized when the installation is complete. In all cases, the fair value of undelivered elements, such as accessories, is deferred until those items are delivered to the customer. For certain other system sales involving unique customer acceptance terms, or new specifications or technology with customer acceptance provisions, all revenue is generally deferred until customer acceptance. Revenue related to part sales is recognized when the parts have been shipped and title and risk of loss have passed to the customer. Revenue related to service contracts is recognized ratably over the duration of the contracts. Unearned maintenance and service contract revenue is included in accrued liabilities. Management determines when and how much revenue may be recognized on a particular transaction in a particular period based on its best estimate of the fair value of undelivered elements and its judgment of when the Company’s performance obligations have been met. These judgments and estimates impact reported revenues.

Allowances for Doubtful Accounts Receivable.    The Company sells its products and extends trade credit to a large number of customers. These customers are dispersed across many different industries and geographies and no single customer accounts for 10% or more of the Company’s total revenues. The Company performs ongoing credit evaluations of its customers and generally does not require collateral from them. Although bad debt write-offs have historically not been significant, allowances are established for amounts that are considered to be uncollectible. These allowances represent management’s best estimates and are based on management’s judgment after considering a number of factors including third-party credit reports, actual payment history, customer-specific financial information and broader market and economic trends and conditions. In the event that actual uncollectible amounts differ from these best estimates, changes in allowances for doubtful accounts might become necessary.

Inventory Valuation.    Inventories are stated at the lower of cost or market, with cost being computed on an average cost basis. Provisions are made to write down potentially excess, obsolete or slow moving inventories to their net realizable value. These provisions are based on management’s best estimates after considering historical demand, projected future demand (including current backlog), inventory purchase commitments, industry and market trends and conditions and other factors. In the event that excess, obsolete or slow moving inventories differ from these best estimates, changes to inventory reserves might become necessary.

Product Warranty.    The Company’s products are generally subject to warranties, and liabilities are therefore established for the estimated future costs of repair or replacement in cost of sales at the time the related sale is recognized. These liabilities are adjusted based on management’s best estimates of future warranty costs after considering historical and projected product failure rates and product repair costs. In the event that actual experience differs from these best estimates, changes in the Company’s warranty liabilities might become necessary.

Environmental Liabilities.    As discussed more fully below under the heading “Environmental Matters,” under the terms of the Distribution, the Company and VSEA each agreed to indemnify VMS for one-third of certain environmental investigation and remediation costs (after adjusting for any insurance proceeds and tax benefits recognized or realized by VMS for such costs). The liabilities recorded by the Company relating to these matters are based on management’s best estimates after considering currently available information regarding the cost and timing of remediation efforts, pending legal matters, insurance recoveries and other environmental-related events. As additional information becomes available, these amounts are adjusted accordingly. Should the cost or timing of remediation efforts, pending legal matters, insurance recoveries or other environmental-related events (including any which may be currently unidentified) differ from the Company’s current expectations and best estimates, changes to the Company’s environmental liability balance might become necessary.

Liquidity and Capital Resources

The Company generated $29.2 million of cash from operating activities in the first half of fiscal year 2002, which compares to $35.4 million in the first half of fiscal year 2001. The decrease in cash from operating activities resulted primarily from increased working capital requirements partially offset by improved net earnings.

The Company used $59.0 million of cash for investing activities in the first half of fiscal year 2002, which compares to $27.6 million in the first half of fiscal year 2001. This increase in cash used for investing activities in the first half of fiscal year 2002 was primarily due to three acquisitions completed during that period.

The Company used $0.9 million of cash for financing activities in the first half of fiscal year 2002, which compares to $9.3 million provided by financing activities in the first half of fiscal year 2001. This decrease resulted primarily from a decline in proceeds from borrowings under debt agreements, partially offset by an increase in proceeds from the issuance of common stock under stock option and purchase plans.

During the fiscal quarter ended March 29, 2002, the Company established a three-year unsecured revolving bank credit facility (the “Revolver”) in the amount of $50.0 million for working capital purposes. No amounts were outstanding under this credit facility as of March 29, 2002. Borrowings under the Revolver bear interest at rates of LIBOR plus 1.25% to 2.0% depending on certain financial ratios of the Company at the time of borrowing. The Revolver contains certain customary covenants that limit future borrowings of the Company and require the maintenance by the Company of certain levels of financial performance.

As of March 29, 2002, the Company also had $38.9 million in uncommitted and unsecured credit facilities for working capital purposes with interest rates for these facilities established at the time of borrowing. No amount was outstanding under these credit facilities as of March 29, 2002. All of these credit facilities contain certain conditions and events of default customary for such facilities, for which the Company was in compliance.

The Distribution Agreement provides that the Company is responsible for certain litigation to which VAI was a party, and further provides that the Company will indemnify VMS and VSEA for one-third of the costs, expenses, and other liabilities relating to certain discontinued, former, and corporate operations of VAI, including certain environmental liabilities (see “Environmental Matters” below).

The Company’s liquidity is affected by many other factors, some based on the normal ongoing operations of the business and others related to the uncertainties of the industry and global economies. Although the Company’s cash requirements will fluctuate based on the timing and extent of these factors, management believes that cash generated from operations, together with the Company’s borrowing capability, will be sufficient to satisfy commitments for capital expenditures and other cash requirements for the next 12 months.

Contractual Obligations and Other Commercial Commitments

The following table summarizes future principal payments on outstanding long-term debt and minimum rentals due for certain facilities and other leased assets under long-term, non-cancelable operating leases as of March 29, 2002:

	Six Months Ending Sept. 27,	Fiscal Years						Total
	2002	2003	2004	2005	2006	2007	Thereafter
(in thousands)
Long-term debt (including current portion)	$3,541	$4,241	$3,701	$2,500	$2,500	$2,500	$25,000	$43,983
Operating leases	3,478	5,942	4,237	3,699	2,658	1,927	28,063	50,004

Total contractual cash obligations	$7,019	$10,183	$7,938	$6,199	$5,158	$4,427	$53,063	$93,987

Except for those included in the above table, the Company does not have any significant long-term, non-cancelable contractual cash obligations as of March 29, 2002. In addition, the Company does not have any off-balance-sheet commercial commitments that could result in a significant cash outflow upon the occurrence of some contingent event.

Environmental Matters

The Company’s operations are subject to various foreign, federal, state, and local laws regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. These regulations increase the costs and potential liabilities of the Company’s operations. However, the Company does not currently anticipate that its compliance with these regulations will have a material effect upon the Company’s capital expenditures, earnings, or competitive position.

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

For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken. As of March 29, 2002, it was nonetheless estimated that the Company’s share of the future exposure for environmental-related investigation and remediation costs for these sites and facilities ranged in the aggregate from $1.6 million to $4.8 million (without discounting to present value). The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 30 years as of March 29, 2002. No amount in the foregoing range of estimated future costs is believed to be more probable of being incurred than any other amount in such range, and the Company therefore accrued $1.6 million as of March 29, 2002.

As to other sites and facilities, sufficient knowledge has been gained to be able to better estimate the scope and costs of future environmental activities. As of March 29, 2002, it was estimated that the Company’s share of the future exposure for environmental-related investigation and remediation costs for these sites and facilities ranged in the aggregate from $6.9 million to $15.3 million (without discounting to present value). The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 30 years as of March 29, 2002. As to each of these sites and facilities, it was determined that a particular amount within the range of estimated costs was a better estimate of the future environmental liability than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. Together, these amounts totaled $8.5 million at March 29, 2002. The Company therefore accrued $5.8 million as of March 29, 2002, which represents the best estimate of its share of these future costs discounted at 4%, net of inflation. This accrual is in addition to the $1.6 million described in the preceding paragraph.

Lawsuits for recovery of environmental investigation and remediation costs already incurred, and to be incurred in the future, were filed by VAI against various insurance companies and other third parties. Following settlements with or judgments against insurance companies, VMS is still pursuing a lawsuit against a third party for the benefit of itself, VSEA, and the Company. One insurance company has agreed to pay a portion of certain of VAI’s (now VMS’) future environmental-related expenditures for which the Company has an indemnity obligation, and the Company therefore has a $1.4 million receivable in Other Assets as of March 29, 2002 for the Company’s share of such recovery. The Company has not reduced any environmental-related liability in anticipation of recovery on claims made against third parties.

The Company’s management believes that its reserves for the foregoing and certain other environmental-related matters are adequate, but as the scope of its obligation becomes more clearly defined, these reserves may be modified, and related charges or credits against earnings may be made. Although any ultimate liability arising from environmental-related matters described herein could result in significant expenditures that, if aggregated and assumed to occur within a single fiscal year, would be material to the Company’s financial statements, the likelihood of such occurrence is considered remote. Based on information currently available and its best assessment of the ultimate amount and timing of environmental-related events, management believes that the costs of these environmental-related matters are not reasonably likely to have a material adverse effect on the Company’s financial position or results of operations.

Legal Proceedings

Under the terms of the Distribution, the Company agreed to defend and indemnify VSEA and VMS for costs, liabilities, and expenses with respect to legal proceedings relating to the Instruments Business of VAI, and agreed to reimburse VMS for one-third of certain costs and expenses (after adjusting for any insurance proceeds and tax benefits recognized or realized by VMS for such costs and expenses) that are paid after April 2, 1999 and arise from actual or potential claims or legal proceedings relating to discontinued, former, or corporate operations of VAI. From time to time, the Company is involved in its own legal actions and could incur an uninsured liability in one or more of them. While the ultimate outcome of all of the foregoing legal matters is not determinable, management believes that these matters are not reasonably likely to have a material adverse effect on the Company’s financial position or results of operations.

Euro Conversion

On January 1, 1999, 11 of the 15 member countries of the European Union established fixed conversion rates between their existing currencies (legal currencies) and one new common currency—the Euro. The Euro then began trading on currency exchanges and began to be used in certain business transactions. The transition period for the introduction of the Euro occurs through June 2002. Beginning January 1, 2002, new Euro-denominated bills and coins were issued. Simultaneously, legacy currencies began to be withdrawn from circulation with the completion of the withdrawal scheduled for no later than July 1, 2002. Because of the Company’s significant sales and operating profits generated in the European Union, the Company has completed a program to identify and address risks arising from the conversion to the Euro currency. That program included converting information technology systems to handle the new currency, evaluating the competitive impact of one common currency due to, among other things, increased cross-border price transparency, evaluating the Company’s exposure to currency exchange risks during and following the transition period to the Euro, and determining the impact on the Company’s processes for preparing and maintaining accounting and taxation records. Management believes that it has taken appropriate steps to prepare for the Euro conversion and to mitigate its effects on the Company’s business, and that the Euro conversion is not likely to have a material adverse effect on the Company’s business or financial condition.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. (“FAS”) 143, “Accounting for Asset Retirement Obligations,” which is effective for fiscal years beginning after June 15, 2002. FAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FAS 143 applies to all entities. The Company does not expect the adoption of FAS 143 to have a significant impact on its financial position or results of operations.

In October 2001, the FASB issued FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes FAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and portions of Accounting Principles Board Opinion No. (“APB”) 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” While FAS 144 carries forward many of the provisions of FAS 121 and APB 30, some of the key differences in the new standard are that goodwill is excluded from its scope, assets to be abandoned will be viewed as held for use and amortized over their remaining service period, and the standard broadens the presentation of discontinued operations. FAS 144 is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of FAS 144 to have a significant impact on its financial position or results of operations.

In April 2002, the FASB issued FAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which is effective for transactions occurring after May 15, 2002. FAS 145 rescinds FAS 4 and FAS 64, which addressed the accounting for gains and losses from extinguishment of debt. FAS 44 set forth industry-specific transitional guidance that did not apply to the Company. FAS 145 amends FAS 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. FAS 145 also makes technical corrections to certain existing pronouncements that are not substantive in nature. The Company does not expect the adoption of FAS 145 to have a significant impact on its financial position or results of operations.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Foreign Currency Exchange Risk.    The Company typically hedges its currency exposures associated with certain assets and liabilities denominated in non-functional currencies and with certain forecasted foreign currency cash flows. As a result, the effect of an immediate 10% change in exchange rates would not be material to the Company’s financial condition or results of operations. The gains or losses from the change in exchange rates would be substantially offset by losses or gains from the related foreign exchange forward contracts. The Company’s foreign exchange forward contracts generally range from one to 12 months in original maturity.

At March 29, 2002, forward contracts to sell Japanese yen having an aggregate notional value of $8.6 million were designated as cash flow hedges of forecasted sale transactions. These contracts were deemed to be highly effective and, as a result, a gain of $0.3 million (net of tax) on these contracts is included in other comprehensive loss in stockholders’ equity. A summary of all forward exchange contracts that were outstanding as of March 29, 2002 follows:

	Notional Value Sold	Notional Value Purchased
(in thousands)
Euro	$—	$23,344
Australian dollar	—	24,983
Japanese yen	14,410	—
British pound	6,415	—
Canadian dollar	6,958	—

Total	$27,783	$48,327

Interest Rate Risk

The Company has no material exposure to market risk for changes in interest rates. The Company invests any excess cash primarily in short-term U.S. Treasury securities and money market funds, and changes in interest rates would not be material to the Company’s financial condition or results of operations. The Company primarily enters into debt obligations to support general corporate purposes, including working capital requirements, capital expenditures, and acquisitions. At March 29, 2002, the Company’s debt obligations had fixed interest rates.

Based upon rates currently available to the Company for debt with similar terms and remaining maturities, the carrying amounts of long-term debt and notes payable approximate their estimated fair values.

Although payments under certain of the Company’s operating leases for its facilities are tied to market indices, the Company is not exposed to material interest rate risk associated with its operating leases.

Debt Obligations

Principal Amounts and Related Weighted Average Interest Rates By Year of Maturity

	Six Months Ending Sept. 27,	Fiscal Years						Total
	2002	2003	2004	2005	2006	2007	Thereafter
(dollars in thousands)
Long-term debt (including current portion)	$3,541	$4,241	$3,701	$2,500	$2,500	$2,500	$25,000	$43,983
Average interest rate	6.8%	4.9%	5.0%	7.2%	7.2%	7.2%	6.7%	6.5%

PART II.
OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s Annual Meeting of Stockholders held on February 7, 2002, the Company’s stockholders considered and voted on two matters. Those matters and the voting on those matters were as follows:

Proposal 1—election of a Class III director for a three-year term:

Nominee Elizabeth E. Tallett: 29,725,065 votes for; 103,790 votes withheld

Proposal 2—approval of an amendment to the Company’s Omnibus Stock Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 1,000,000:

25,318,733 votes for; 4,392,844 votes against; 117,278 votes abstaining

Pursuant to the rules of The Nasdaq Market, Inc., both of these matters allowed brokers to vote without receipt of instructions from clients, so there were no broker non-votes.

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

Dated: May 10, 2002