Form 10-Q
period 2002-06-28
VARIAN INC
filed 2002-08-08
CIK 1079028

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 28, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 000-25393

VARIAN, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	77-0501995
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

3120 Hansen Way, Palo Alto, California	94304-1030
(Address of Principal Executive Offices)	(Zip Code)

(650) 213-8000
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

The number of shares of the Registrant’s common stock outstanding as of July 26, 2002 was 33,950,292.

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

PART I.
FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Varian, Inc. and Subsidiary Companies
Unaudited Consolidated Condensed Statements of Earnings
(In thousands, except per share amounts)

	Quarter Ended		Nine Months Ended
	Jun. 28, 2002	Jun. 29, 2001	Jun. 28, 2002	Jun. 29, 2001
Sales	$197,668	$184,072	$572,239	$555,984
Cost of sales	122,348	114,578	357,018	345,680

Gross profit	75,320	69,494	215,221	210,304

Operating expenses
Sales and marketing	33,412	32,491	96,336	96,946
Research and development	10,580	9,345	29,199	26,445
General and administrative	10,312	9,592	28,803	31,692
Purchased in-process research and development	—	—	890	—

Total operating expenses	54,304	51,428	155,228	155,083

Operating earnings	21,016	18,066	59,993	55,221
Interest expense, net	639	244	1,438	821

Earnings before income taxes and cumulative effect of change in accounting principle	20,377	17,822	58,555	54,400
Income tax expense	7,335	6,951	21,400	21,216

Earnings before cumulative effect of change in accounting principle	13,042	10,871	37,155	33,184
Cumulative effect of change in accounting principle, net of tax of $4,767	—	—	—	(7,455)

Net earnings	$13,042	$10,871	$37,155	$25,729

Net earnings per share:
Basic
Before cumulative effect of change in accounting principle	$0.39	$0.33	$1.11	$1.01
Cumulative effect of change in accounting principle, net of tax	—	—	—	(0.23)

After cumulative effect of change in accounting principle	$0.39	$0.33	$1.11	$0.78

Diluted
Before cumulative effect of change in accounting principle	$0.37	$0.32	$1.07	$0.97
Cumulative effect of change in accounting principle, net of tax	—	—	—	(0.22)

After cumulative effect of change in accounting principle	$0.37	$0.32	$1.07	$0.75

Shares used in per share calculations:
Basic	33,632	33,055	33,464	32,956

Diluted	35,049	34,459	34,856	34,469

See accompanying Notes to the Unaudited Consolidated Condensed Financial Statements.

Varian, Inc. and Subsidiary Companies
Unaudited Consolidated Condensed Balance Sheets
(In thousands, except share and par value amounts)

	Jun. 28, 2002	Sept. 28, 2001
ASSETS

Current assets
Cash and cash equivalents	$45,181	$59,879
Accounts receivable, net	158,904	158,280
Inventories	120,735	119,498
Deferred taxes	27,905	26,303
Other current assets	17,900	11,084

Total current assets	370,625	375,044
Property, plant and equipment, net	105,480	90,528
Goodwill	114,947	85,906
Intangible assets, net	12,626	4,019
Other assets	3,763	3,760

Total assets	$607,441	$559,257

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current portion of long-term debt	$3,635	$6,424
Accounts payable	47,487	48,728
Deferred profit	23,560	21,705
Accrued liabilities	118,897	124,754

Total current liabilities	193,579	201,611
Long-term debt	37,980	39,656
Deferred taxes	5,497	2,801
Other liabilities	9,832	9,918

Total liabilities	246,888	253,986

Contingencies (Note 10)

Stockholders’ equity
Preferred stock—par value $.01, authorized—1,000,000 shares; issued—none	—	—
Common stock—par value $.01, authorized—99,000,000 shares; issued and outstanding—33,724,578 shares at Jun. 28, 2002 and 33,223,815 shares at Sept. 28, 2001	245,012	236,660
Retained earnings	129,947	92,792
Other comprehensive loss	(14,406)	(24,181)

Total stockholders’ equity	360,553	305,271

Total liabilities and stockholders’ equity	$607,441	$559,257

See accompanying Notes to the Unaudited Consolidated Condensed Financial Statements.

Varian, Inc. and Subsidiary Companies
Unaudited Consolidated Condensed Statements of Cash Flows
(In thousands)

	Nine Months Ended
	Jun. 28, 2002	Jun. 29, 2001
Cash flows from operating activities
Net earnings	$37,155	$25,729
Adjustments to reconcile net earnings to net cash provided by operating activities:
Cumulative effect of change in accounting principle, net of tax	—	7,455
Depreciation and amortization	15,560	15,627
Loss (gain) on disposition of property, plant and equipment	94	(21)
Purchased in-process research and development	890	—
Tax benefit from stock option deductions	1,398	3,986
Deferred taxes	(1,694)	(8,354)
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	7,547	12,908
Inventories	4,572	(14,544)
Other current assets	(2,949)	(2,797)
Other assets	1,620	886
Accounts payable	(4,165)	(8,113)
Deferred profit	1,856	9,133
Accrued liabilities	(8,921)	4,222
Other liabilities	19	(1,262)

Net cash provided by operating activities	52,982	44,855

Cash flows from investing activities
Proceeds from sale of property, plant and equipment	392	589
Purchase of property, plant and equipment	(15,241)	(19,789)
Purchase of businesses, net of cash acquired	(53,325)	(16,061)

Net cash used in investing activities	(68,174)	(35,261)

Cash flows from financing activities
Net payment of debt	(5,457)	(4,493)
Issuance of common stock	6,955	4,265
Net transfers to Varian Medical Systems, Inc.	(2,353)	(1,392)

Net cash used in financing activities	(855)	(1,620)

Effects of exchange rate changes on cash	1,349	(684)

Net (decrease) increase in cash and cash equivalents	(14,698)	7,290
Cash and cash equivalents at beginning of period	59,879	39,708

Cash and cash equivalents at end of period	$45,181	$46,998

Supplemental cash flow information
Income taxes paid	$18,760	$20,779

Interest paid	$2,198	$2,583

See accompanying Notes to the Unaudited Consolidated Condensed Financial Statements.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1.    Unaudited Interim Consolidated Condensed Financial Statements

These unaudited interim consolidated financial statements of Varian, Inc. and its subsidiary companies (collectively, the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The September 28, 2001 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These interim consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 28, 2001 filed with the SEC. In the opinion of the Company’s management, the interim consolidated financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. The results of operations for the fiscal quarter and nine months ended June 28, 2002 are not necessarily indicative of the results to be expected for a full year or for any other periods.

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

Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year presentation.

Note 2.    Description of Business and Basis of Presentation

The Company is a major supplier of scientific instruments and consumable laboratory supplies, vacuum technology products and services, and electronics manufacturing services. These businesses primarily serve life science, health care, semiconductor processing, communications, industrial, and academic customers. Until April 2, 1999, the business of the Company was operated as the Instruments Business of Varian Associates, Inc. (“VAI”). On that date, VAI distributed to the holders of its common stock one share of common stock of the Company for each share of VAI (the “Distribution”).

The Company’s fiscal years reported are the 52-week periods ending on the Friday nearest September 30. Fiscal year 2002 will comprise the 52-week period ending September 27, 2002, and fiscal year 2001 was comprised of the 52-week period ended September 28, 2001. The fiscal quarters and nine-month periods ended June 28, 2002 and June 29, 2001 each comprised 13 weeks and 39 weeks, respectively.

As discussed in Note 2 to the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2001, the Company adopted the provisions of SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”), in the fourth quarter of fiscal year 2001, retroactive to the beginning of fiscal year 2001. As a result, in the fourth quarter of fiscal year 2001, the Company restated its sales and related cost of sales for the first three quarters of fiscal year 2001 and recorded a non-cash charge for the cumulative effect of a change in accounting principle in the amount of $7.5 million after taxes in the first quarter of fiscal year 2001. The results of operations for fiscal year 2001 presented in these unaudited consolidated condensed financial statements reflect the adoption of SAB 101.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Note 3.    Balance Sheet Detail

	Jun. 28, 2002	Sept. 28, 2001
(In thousands)
INVENTORIES

Raw materials and parts	$61,908	$63,193
Work in process	13,460	12,175
Finished goods	45,367	44,130

	$120,735	$119,498

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

The Company also enters into foreign exchange forward contracts to minimize the impact of foreign currency fluctuations on forecasted transactions. These contracts are designated as cash flow hedges under FAS 133. For such hedging transactions, the Company formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives are highly effective in offsetting changes in the cash flows of the hedged items. Effectiveness is calculated by comparing the cumulative change in fair value of the underlying transaction being hedged to the cumulative change in fair value of the derivative based on changes in forward rates. If a derivative qualifies as a cash flow hedge, changes in the fair value of the derivative, to the extent effective, are recorded in other comprehensive loss in stockholders’ equity. The Company could experience ineffectiveness on any specific hedge transaction if the underlying transaction is cancelled or if the underlying transaction’s delivery date is re-scheduled. Should the Company experience ineffectiveness, any resulting gains or losses would be included in general and administrative expenses when incurred. For cash flow hedges of forecasted sale transactions, gains and losses are deferred in other comprehensive loss and are then recorded to sales in the period in which the underlying sale transaction is recorded. At June 28, 2002, forward contracts to sell Japanese yen having an aggregate notional value of $6.6 million were designated as cash flow hedges of forecasted sale transactions. A loss of $0.4 million (net of tax) was recorded for these forward contracts in other comprehensive loss as of June 28, 2002. There was no ineffectiveness from these contracts during the fiscal quarter or nine months ended June 28, 2002.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

The Company’s foreign exchange forward contracts generally range from one to 12 months in original maturity. A summary of all foreign exchange forward contracts that were outstanding as of June 28, 2002 follows:

	Notional Value Sold	Notional Value Purchased
(in thousands)
Euro	$—	$27,608
Australian dollar	—	23,194
Japanese yen	11,392	—
British pound	8,778	—
Canadian dollar	4,897	—

Total	$25,067	$50,802

Note 5.    Goodwill and Other Intangible Assets

In July 2001, the FASB issued FAS 141, “Business Combinations,” and FAS 142, “Goodwill and Other Intangible Assets.” FAS 141 eliminates pooling-of-interests accounting prospectively and provides guidance on purchase accounting related to the recognition of intangible assets. FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. FAS 141 and FAS 142 are effective for all business combinations completed after June 30, 2001. Under FAS 142, goodwill must be tested for impairment annually and whenever events or circumstances occur indicating that goodwill might be impaired. Upon adoption of FAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 must cease, and intangible assets acquired prior to July 1, 2001 that do not meet the new criteria for recognition as intangibles must be reclassified to goodwill.

The Company elected to adopt early the provisions of FAS 142 on the first day of fiscal year 2002 (September 29, 2001). In accordance with FAS 142, the Company ceased amortizing goodwill with a net carrying value totaling $85.9 million as of that date, including certain intangible assets previously classified as purchased intangible assets. In connection with the adoption of FAS 142, the Company performed a transitional impairment test and determined that there was no impairment of goodwill. Subsequently, in the fiscal quarter ended March 29, 2002, the Company completed its first annual impairment test as required by FAS 142 and determined that there was still no impairment of goodwill. In future years, the Company expects to complete its annual impairment assessment in the second fiscal quarter.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

The following table reflects pro forma consolidated results adjusted as though the adoption of FAS 142 occurred as of the beginning of the fiscal quarter and nine months ended June 29, 2001:

	Quarter Ended		Nine Months Ended
	Jun. 28, 2002	Jun. 29, 2001	Jun. 28, 2002	Jun. 29, 2001 (1)
(in thousands, except per share amounts)
Net earnings
As previously reported	$13,042	$10,871	$37,155	$33,184
Add back: Goodwill amortization, net of tax	—	662	—	1,929

As adjusted	$13,042	$11,533	$37,155	$35,113

Net earnings per basic share
As previously reported	$0.39	$0.33	$1.11	$1.01
Add back: Goodwill amortization, net of tax	—	0.02	—	0.06

As adjusted	$0.39	$0.35	$1.11	$1.07

Net earnings per diluted share
As previously reported	$0.37	$0.32	$1.07	$0.97
Add back: Goodwill amortization, net of tax	—	0.01	—	0.05

As adjusted	$0.37	$0.33	$1.07	$1.02

(1)
Excludes cumulative effect of a change in accounting principle which reduced net earnings by $7,455 and net earnings per basic and diluted share by $0.23 and $0.22, respectively, during the nine months ended June 29, 2001.

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

The Company acquired ANSYS for total consideration of $46.1 million, including $44.9 million in cash, assumed debt of $0.7 million and direct acquisition costs of $0.5 million. The total purchase price was allocated to the estimated fair value of assets acquired (excluding acquired cash) and liabilities assumed (excluding assumed debt) as follows:

(in millions)
Current assets	$6.5
Property, plant and equipment, net	11.1
Other assets	0.2
Goodwill	23.0
Existing technology and other identified intangibles	7.8

Total assets acquired	48.6
Liabilities assumed	(3.4)

Net assets acquired	45.2
Purchased in-process research and development	0.9

Total consideration	$46.1

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

During the fiscal quarter ended June 28, 2002, an audit of ANSYS’ closing balance sheet was completed, a purchase price adjustment payable to ANSYS’ former stockholders was recorded, and certain asset valuation work was completed. Adjustments due to these activities were recorded during the fiscal quarter ended June 28, 2002 and resulted in a net decrease in goodwill of $0.8 million. The ANSYS purchase price allocation is still preliminary pending completion of certain operational matters. Upon resolution of these matters, any further adjustments necessary will be made to the purchase price allocation and will result in corresponding adjustments to goodwill.

Other Acquisitions. During the first three quarters of fiscal year 2002, the Company made three other acquisitions having an aggregate purchase price of $10.0 million in cash. These acquisitions did not have a material effect on the Company’s financial position or results of operations.

All of the above acquisitions were accounted for using the purchase method of accounting. Accordingly, the Company’s unaudited consolidated condensed statements of earnings for the fiscal quarter and nine months ended June 28, 2002 include the results of operations of the acquired companies since the effective dates of their respective purchases. There were no significant differences between the accounting policies of the Company and any of the acquired companies. Pro forma sales, earnings from operations, net earnings, and net earnings per share have not been presented because the effects of these acquisitions were not material on either an individual or an aggregated basis.

Note 7.    Net Earnings Per Share

Basic earnings per share are calculated based on net earnings and the weighted average number of shares outstanding during the reported period. Diluted earnings per share include dilution from potential shares of common stock issuable pursuant to the exercise of outstanding stock options determined using the treasury stock method.

For the fiscal quarters ended June 28, 2002 and June 29, 2001, options to purchase 623,902 and 682,898 shares, respectively, were excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive. For the nine months ended June 28, 2002 and June 29, 2001, options to purchase 659,773 and 536,911 shares, respectively, were excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

A reconciliation follows:

	Quarter Ended		Nine Months Ended
	Jun. 28, 2002	Jun. 29, 2001	Jun. 28, 2002	Jun. 29, 2001
(in thousands, except per share amounts)
Basic
Before cumulative effect of change in accounting principle	$13,042	$10,871	$37,155	$33,184
Cumulative effect of change in accounting principle, net of tax	—	—	—	(7,455)

After cumulative effect of change in accounting principle	$13,042	$10,871	$37,155	$25,729

Weighted average shares outstanding	33,632	33,055	33,464	32,956

Before cumulative effect of change in accounting principle	$0.39	$0.33	$1.11	$1.01
Cumulative effect of change in accounting principle, net of tax	—	—	—	(0.23)

After cumulative effect of change in accounting principle	$0.39	$0.33	$1.11	$0.78

Diluted
Before cumulative effect of change in accounting principle	$13,042	$10,871	$37,155	$33,184
Cumulative effect of change in accounting principle, net of tax	—	—	—	(7,455)

After cumulative effect of change in accounting principle	$13,042	$10,871	$37,155	$25,729

Weighted average shares outstanding	33,632	33,055	33,464	32,956
Net effect of dilutive stock options	1,417	1,404	1,392	1,513

Total shares	35,049	34,459	34,856	34,469

Before cumulative effect of change in accounting principle	$0.37	$0.32	$1.07	$0.97
Cumulative effect of change in accounting principle, net of tax	—	—	—	(0.22)

After cumulative effect of change in accounting principle	$0.37	$0.32	$1.07	$0.75

Note 8.    Comprehensive Income

Comprehensive income is comprised of net earnings, foreign currency translation adjustments and changes in the fair value of highly effective cash flow hedge transactions. Comprehensive income was $25.3 million and $10.4 million for the fiscal quarters ended June 28, 2002 and June 29, 2001, respectively, and $46.9 million and $21.4 million for the nine months ended June 28, 2002 and June 29, 2001, respectively.

Note 9.    Debt and Credit Facilities

During the fiscal quarter ended March 29, 2002, the Company established a three-year unsecured revolving bank credit facility (the “Revolver”) in the amount of $50.0 million for working capital purposes. No amounts were outstanding under this credit facility as of June 28, 2002. Borrowings under the Revolver bear interest at rates of LIBOR plus 1.25% to 2.0% depending on certain financial ratios of the Company at the time of borrowing. The Revolver contains certain customary covenants that limit future borrowings of the Company and require the maintenance by the Company of certain levels of financial performance. The Company was in compliance with all such covenants and requirements.

As of June 28, 2002, the Company also had $39.5 million in uncommitted and unsecured credit facilities for working capital purposes with interest rates to be established at the time of borrowing. No amount was outstanding under these credit facilities as of June 28, 2002. All of these credit facilities contain certain conditions and events of default customary for such facilities, with which the Company was in compliance.

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

For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken. As of June 28, 2002, it was nonetheless estimated that the Company’s share of the future exposure for environmental-related investigation and remediation costs for these sites and facilities ranged in the aggregate from $1.6 million to $4.7 million (without discounting to present value). The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 30 years as of June 28, 2002. No amount in the foregoing range of estimated future costs is believed to be more probable of being incurred than any other amount in such range, and the Company therefore accrued $1.6 million as of June 28, 2002.

As to other sites and facilities, sufficient knowledge has been gained to be able to better estimate the scope and costs of future environmental activities. As of June 28, 2002, it was estimated that the Company’s share of the future exposure for environmental-related investigation and remediation costs for these sites and facilities ranged in the aggregate from $7.3 million to $14.9 million (without discounting to present value). The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 30 years as of June 28, 2002. As to each of these sites and facilities, it was determined that a particular amount within the range of estimated costs was a better estimate of the future environmental liability than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. Together, these amounts totaled $8.4 million at June 28, 2002. The Company therefore accrued $5.8 million as of June 28, 2002, which represents the best estimate of its share of these future costs discounted at 4%, net of inflation. This accrual is in addition to the $1.6 million described in the preceding paragraph.

Lawsuits for recovery of environmental investigation and remediation costs already incurred, and to be incurred in the future, were filed by VAI against various insurance companies and other third parties. One insurance company agreed to pay a portion of certain of VAI’s (now VMS’) future environmental-related expenditures for which the Company has an indemnity obligation, and the Company therefore has a $1.4 million receivable in Other Assets as of June 28, 2002 for the Company’s share of such recovery. The Company has not reduced any environmental-related liability in anticipation of recovery on claims made against third parties.

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

	Quarter Ended		Quarter Ended
	Jun. 28, 2002	Jun. 29, 2001	Jun. 28, 2002	Jun. 29, 2001
	Sales	Sales	Pretax Earnings	Pretax Earnings
(in millions)
Scientific Instruments	$123.3	$104.3	$12.9	$10.6
Vacuum Technologies	27.9	32.9	4.1	5.7
Electronics Manufacturing	46.4	46.9	5.3	3.0

Total industry segments	197.6	184.1	22.3	19.3
General corporate	—	—	(1.3)	(1.3)
Interest expense, net	—	—	(0.6)	(0.2)

Total	$197.6	$184.1	$20.4	$17.8

	Nine Months Ended		Nine Months Ended
	Jun. 28, 2002	Jun. 29, 2001	Jun. 28, 2002	Jun. 29, 2001
	Sales	Sales	Pretax Earnings	Pretax Earnings
(in millions)
Scientific Instruments	$359.3	$307.5	$40.0	$30.1
Vacuum Technologies	81.6	115.4	12.1	23.4
Electronics Manufacturing	131.3	133.1	12.4	7.9

Total industry segments	572.2	556.0	64.5	61.4
General corporate	—	—	(4.5)	(6.2)
Interest expense, net	—	—	(1.4)	(0.8)

Total	$572.2	$556.0	$58.6	$54.4

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

In April 2002, the FASB issued FAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which is effective for transactions occurring after May 15, 2002. FAS 145 rescinds FAS 4 and FAS 64, which addressed the accounting for gains and losses from extinguishment of debt. FAS 44 set forth industry-specific transitional guidance that did not apply to the Company. FAS 145 amends FAS 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. FAS 145 also makes technical corrections to certain existing pronouncements that are not substantive in nature. The adoption of FAS 145 in the third quarter of fiscal year 2002 did not have a significant impact on the Company’s financial position or results of operations.

In July 2002, the FASB issued FAS 146, “Accounting for Exit or Disposal Activities.” FAS 146 addresses the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance set forth in Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of FAS 146 includes costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and certain termination benefits provided to employees who are involuntarily terminated. FAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company has not yet determined whether FAS 146 will have a significant impact on its financial position or results of operations.

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

The Company’s fiscal years reported are the 52-week periods ending on the Friday nearest September 30. Fiscal year 2002 will comprise the 52-week period ending September 27, 2002, and fiscal year 2001 was comprised of the 52-week period ended September 28, 2001. The fiscal quarters and nine-month periods ended June 28, 2002 and June 29, 2001 each comprised 13 weeks and 39 weeks, respectively.

Results of Operations

Third Quarter of Fiscal Year 2002 Compared to Third Quarter of Fiscal Year 2001

Sales.    Sales were $197.6 million in the third quarter of fiscal year 2002, an increase of 7.4% from sales of $184.1 million in the third quarter of fiscal year 2001. Sales by the Scientific Instruments, Vacuum Technologies, and Electronics Manufacturing segments increased (decreased) by 18.3%, (15.0%) and (1.1%), respectively.

In the fourth quarter of fiscal year 2001, the Company adopted the provisions of SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”) retroactive to the beginning of fiscal year 2001. As a result, in the fourth quarter of fiscal year 2001, the Company restated its sales and related cost of sales for the first three quarters of fiscal year 2001 and recorded a non-cash charge for the cumulative effect of a change in accounting principle in the amount of $7.5 million after taxes in the first quarter of fiscal year 2001. The results of operations for the third quarter of fiscal year 2001 presented in the financial statements included in this Form 10-Q reflect the adoption of SAB 101.

Geographically, sales in North America of $124.1 million, Europe of $46.1 million and the rest of the world of $27.4 million in the third quarter of fiscal year 2002 represented increases of 6.1%, 9.6%, and 9.4%, respectively, as compared to the third quarter of fiscal year 2001. The increase in North America primarily resulted from an increase in Scientific Instruments’ North America sales. This increase was partially offset by a sales decline in Vacuum Technologies due to lower demand from industrial capital equipment manufacturers. The increases in Europe and the rest of the world were primarily driven by growth in Scientific Instruments sales, partially offset by a sales decline in Vacuum Technologies.

Gross Profit.    Gross profit was $75.3 million (representing 38.1% of sales) in the third quarter of fiscal year 2002, compared to $69.5 million (representing 37.8% of sales) in the third quarter of fiscal year 2001. The $5.8 million increase in gross profit resulted primarily from the increase in sales in the third quarter of fiscal year 2002 compared to the third quarter of fiscal year 2001.

Sales and Marketing.    Sales and marketing expenses were $33.4 million (representing 16.9% of sales) in the third quarter of fiscal year 2002, compared to $32.5 million (representing 17.7% of sales) in the third quarter of fiscal year 2001. The decline as a percentage of sales relates primarily to increased sales of Scientific Instruments and to cost reduction programs undertaken beginning in the second half of fiscal year 2001 to further reduce sales and marketing costs.

Research and Development.    Research and development expenses were $10.6 million (representing 5.4% of sales) in the third quarter of fiscal year 2002, compared to $9.3 million (representing 5.1% of sales) in the third quarter of fiscal year 2001. Research and development expenses increased from the prior year quarter primarily because the Company continued to increase its focus within the Scientific Instruments segment on new product development for life science and health care research applications, including the nuclear magnetic resonance (“NMR”) product line.

General and Administrative.    General and administrative expenses were $10.3 million (representing 5.2% of sales) in the third quarter of fiscal year 2002, compared to $9.6 million (representing 5.2% of sales) in the third quarter of fiscal year 2001. During the third quarter of fiscal year 2002, general and administrative expenses included $0.5 million in intangible asset amortization, compared to $0.9 million in amortization of goodwill and intangible assets in the third quarter of fiscal year 2001. The decrease in amortization resulted primarily from the Company's adoption at the beginning of fiscal year 2002 of FAS 142, which eliminated the amortization of goodwill, partially offset by new amortization of intangible assets from acquisitions made in the first half of fiscal year 2002.

Net Interest Expense.    Net interest expense was $0.6 million (representing 0.3% of sales) for the third quarter of fiscal year 2002, compared to $0.2 million (representing 0.1% of sales) for the third quarter of fiscal year 2001. The increase in net interest expense resulted primarily from decreased interest income due to a lower level of invested cash as a result of acquisitions made during fiscal year 2002 as well as lower interest rates on invested cash.

Taxes on Earnings.    The effective income tax rate was 36.0% for the third quarter of fiscal year 2002, compared to 39.0% for the third quarter of fiscal year 2001. The fiscal year 2002 period rate was lower than the fiscal year 2001 period rate due mainly to reductions in foreign tax rates in jurisdictions where the Company has significant manufacturing operations.

Net Earnings.    Net earnings were $13.0 million ($0.37 net earnings per diluted share) in the third quarter of fiscal year 2002 compared to net earnings of $10.9 million ($0.32 net earnings per diluted share) in the third quarter of fiscal year 2001. The net earnings improvement resulted primarily from increased sales.

Segments.    Scientific Instruments sales of $123.3 million in the third quarter of fiscal year 2002 increased 18.3% over third quarter of fiscal year 2001 sales of $104.3 million. The revenue growth was primarily driven by demand for a number of products used in diverse life science applications, by sales of new products for chemical analysis applications, and by the acquisition of ANSYS Technologies, Inc. ("ANSYS") in the second quarter of fiscal year 2002. The Company expects year-to-year revenue growth in the fourth fiscal quarter to be less than the 18.3% in the third fiscal quarter because the Scientific Instruments segment had very strong revenues in the fourth quarter of fiscal year 2001. However, the Company expects fourth quarter 2002 revenues to continue the trend of sequential quarter-to-quarter growth of recent quarters. Earnings from operations in the third quarter of fiscal year 2002 of $12.9 million (10.5% of sales) increased from $10.6 million (10.1% of sales) in the third quarter of fiscal year 2001. Operating profit as a percent of sales increased primarily as a result of sales of products targeted toward life science applications (which typically have higher margins), partially offset by higher research and development expenses and higher installation costs for new high-field and imaging NMR systems. During the third quarter of fiscal year 2002, operating expenses for Scientific Instruments included $0.5 million in intangible asset amortization, compared to $0.8 million in amortization of goodwill and intangible assets in the third quarter of fiscal year 2001. The decrease in amortization resulted primarily from the Company's adoption at the beginning of fiscal year 2002 of FAS 142, which eliminated the amortization of goodwill, partially offset by new amortization of intangible assets from acquisitions made in the first half of fiscal year 2002.

Vacuum Technologies sales of $27.9 million in the third quarter of fiscal year 2002 decreased 15.0% from third quarter of fiscal year 2001 sales of $32.9 million. The revenue decrease compared to the prior year period was caused primarily by weaker demand from industrial capital equipment manufacturers. While sales decreased from the prior year period, third quarter fiscal year 2002 sales increased $0.6 million or 2.5% sequentially over the second quarter of fiscal year 2002. This sequential increase was primarily attributable to higher sales to semiconductor equipment manufacturers. Earnings from operations in the third quarter of fiscal year 2002 of $4.1 million (14.7% of sales) were down from the $5.7 million (17.1% of sales) in the third quarter of fiscal year 2001. The decreased earnings were primarily the result of lower sales in the third quarter of fiscal year 2002.

Electronics Manufacturing sales in the third quarter of fiscal year 2002 of $46.4 million decreased 1.1% from third quarter of fiscal year 2001 sales of $46.9 million but increased 5.9% sequentially from second quarter of fiscal year 2002 sales of $44.0 million. The revenue decrease from the prior year quarter was caused by weaker demand from communications and industrial customers, mostly offset by increased sales to health care equipment companies who became new customers during fiscal year 2001. The sequential increase from the second quarter of fiscal year 2002 was primarily the result of increased sales to communications and industrial customers. Earnings from operations in the third quarter of fiscal year 2002 of $5.3 million (11.4% of sales) increased from $3.0 million (6.6% of sales) in the third quarter of fiscal year 2001. Operating efficiencies and unusually low new customer start-up costs contributed to the improved operating margin in the third quarter of fiscal year 2002. The Company expects that operating margins will decrease to the 8–9% range in the fourth quarter of fiscal year 2002 primarily due to higher new customer start-up costs.

First Nine Months of Fiscal Year 2002 Compared to First Nine Months of Fiscal Year 2001

Sales.    Sales were $572.2 million in the first nine months of fiscal year 2002, an increase of 2.9% from sales of $556.0 million in the first nine months of fiscal year 2001. Sales by the Scientific Instruments, Vacuum Technologies, and Electronics Manufacturing segments increased (decreased) by 16.9%, (29.3%) and (1.4%), respectively.

In the fourth quarter of fiscal year 2001, the Company adopted the provisions of SAB 101 retroactive to the beginning of fiscal year 2001. As a result, in the fourth quarter of fiscal year 2001, the Company restated its sales and related cost of sales for the first three quarters of fiscal year 2001 and recorded a non-cash charge for the cumulative effect of a change in accounting principle in the amount of $7.5 million after taxes in the first quarter of fiscal year 2001. The results of operations for the first nine months of fiscal year 2001 presented in the financial statements included in this Form 10-Q reflect the adoption of SAB 101.

Geographically, sales in North America of $345.9 million, Europe of $146.8 million and the rest of the world of $79.5 million in the first nine months of fiscal year 2002 represented increases (decreases) of 1.7%, 11.6%, and (5.6%), respectively, as compared to the first nine months of fiscal year 2001. The increase in North America primarily resulted from an increase in Scientific Instruments’ North America sales. This increase was offset by the sales decline in Vacuum Technologies due to lower demand from semiconductor equipment and industrial capital equipment manufacturers. The increase in Europe was primarily driven by growth in Scientific Instruments sales. The decrease in the rest of the world was primarily due to the decline of Vacuum Technologies sales into the Pacific Rim.

Gross Profit.    Gross profit was $215.2 million (representing 37.6% of sales) in the first nine months of fiscal year 2002, compared to $210.3 million (representing 37.8% of sales) in the first nine months of fiscal year 2001. The slight decrease in gross profit percentage was driven primarily by a lower gross profit percentage for

Vacuum Technologies which was negatively impacted by market weakness in the semiconductor equipment and industrial capital equipment sectors.

Sales and Marketing.    Sales and marketing expenses were $96.3 million (representing 16.8% of sales) in the first nine months of fiscal year 2002, compared to $96.9 million (representing 17.4% of sales) in the first nine months of fiscal year 2001. The decline as a percentage of sales relates primarily to increased sales of Scientific Instruments, particularly high-field NMR systems which typically generate lower operating expense ratios. The decline is also attributable to cost reduction programs undertaken since the first half of fiscal year 2001 to further reduce sales and marketing costs.

Research and Development.    Research and development expenses were $29.2 million (representing 5.1% of sales) in the first nine months of fiscal year 2002, compared to $26.4 million (representing 4.8% of sales) in the first nine months of fiscal year 2001. Research and development expenses increased from the first nine months of fiscal year 2001 primarily because the Company continued to increase its focus on new product development for life science and health care research applications within the Scientific Instruments segment.

General and Administrative.    General and administrative expenses were $28.8 million (representing 5.0% of sales) in the first nine months of fiscal year 2002, compared to $31.7 million (representing 5.7% of sales) in the first nine months of fiscal year 2001. During the first nine months of fiscal year 2002, general and administrative expenses included $1.1 million in amortization of intangible assets, compared to $2.7 million in amortization of goodwill and intangible assets in the first nine months of fiscal year 2001. The decrease in amortization resulted primarily from the Company's adoption at the beginning of fiscal year 2002 of FAS 142, which eliminated the amortization of goodwill, partially offset by new amortization of intangible assets from acquisitions made in the first half of fiscal year 2002. The decrease in general and administrative expenses is also attributable to cost reduction programs undertaken beginning in the second half of fiscal year 2001 to further reduce general and administrative costs.

Purchased In-Process Research and Development.    In connection with the acquisition of ANSYS in February 2002, the Company capitalized approximately $30.8 million in goodwill and identified intangible assets. In addition, the Company recorded a one-time charge of $0.9 million for purchased in-process research and development in the second fiscal quarter ended March 29, 2002 relating to several consumables products which were in process at the time of the acquisition.

Net Interest Expense.    Net interest expense was $1.4 million (representing 0.3% of sales) for the first nine months of fiscal year 2002, compared to $0.8 million (representing 0.1% of sales) for the first nine months of fiscal year 2001. The increase in net interest expense resulted primarily from decreased interest income due to a lower level of invested cash as a result of acquisitions made during fiscal year 2002 as well as lower interest rates on invested cash.

Taxes on Earnings.    The effective income tax rate was 36.6% (36.0% excluding the impact of the purchased in-process research and development charge) for the first nine months of fiscal year 2002, compared to 39.0% for the first nine months of fiscal year 2001. The fiscal year 2002 rate was lower than the fiscal year 2001 rate due mainly to reductions in foreign tax rates in jurisdictions where the Company has significant manufacturing operations.

Net Earnings.    Net earnings were $37.2 million ($1.07 net earnings per diluted share) in the first nine months of fiscal year 2002 ($38.0 million or $1.09 net earnings per diluted share prior to the purchased in-process research and development charge), compared to net earnings of $33.2 million ($0.97 net earnings per diluted share) in the first nine months of fiscal year 2001 prior to the cumulative effect of a change in accounting principle (SAB 101). Excluding the impact of the purchased in-process research and development charge in 2002 and the adoption of SAB 101 in 2001, the improvement in net earnings resulted primarily from increased sales.

Segments.    Scientific Instruments sales of $359.3 million in the first nine months of fiscal year 2002 increased 16.9% over the first nine months of fiscal year 2001 sales of $307.5 million. The revenue growth was primarily driven by increased sales of NMR products, certain products selling into life science applications, and the acquisition of ANSYS in the second quarter of fiscal year 2002. Earnings from operations in the first nine months of fiscal year 2002 were $40.0 million (11.1% of sales). Excluding the purchased in-process research and development charge, earnings from operations of $40.9 million (11.4% of sales) increased from $30.1 million (9.8% of sales) in the first nine months of fiscal year 2001, primarily as a result of increased sales of products targeted toward life science applications and revenues from after-market products and services, all of which typically have higher margins. During the first nine months of fiscal year 2002, operating expenses for Scientific Instruments included $1.1 million in amortization of intangible assets, compared to $2.4 million in amortization of goodwill and intangible assets in the first nine months of fiscal year 2001. The decrease in amortization resulted primarily from the Company's adoption at the beginning of fiscal year 2002 of FAS 142, which eliminated the amortization of goodwill, partially offset by new amortization of intangible assets from acquisitions made in the first half of fiscal year 2002.

Vacuum Technologies sales of $81.6 million in the first nine months of fiscal year 2002 decreased 29.3% from the first nine months of fiscal year 2001 sales of $115.4 million. The revenue decrease was caused primarily by weak demand from semiconductor equipment and other industrial capital equipment manufacturers. Earnings from operations in the first nine months of fiscal year 2002 of $12.1 million (14.8% of sales) were down from the $23.4 million (20.2% of sales) in the first nine months of fiscal year 2001. The lower earnings were primarily the result of lower sales in the first nine months of fiscal year 2002.

Electronics Manufacturing sales in the first nine months of fiscal year 2002 of $131.3 million decreased 1.4% from the first nine months of fiscal year 2001 sales of $133.1 million. The revenue decrease from the prior year period was caused by weaker demand from communications and industrial customers, mostly offset by increased sales to health care equipment companies who became new customers during fiscal year 2001. Earnings from operations in the first nine months of fiscal year 2002 of $12.4 million (9.4% of sales) increased from $7.9 million (6.0% of sales) in the first nine months of fiscal year 2001. The lower earnings in the first nine months of fiscal year 2001 were primarily the result of the costs of integrating an acquisition and start-up costs relating to new customers.

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

Revenue Recognition.    The Company derives revenues from three sources: system sales, part sales and service contracts. Generally, the Company recognizes revenue when persuasive evidence of an arrangement exists, the product is delivered, title and risk of loss has passed to the customer, and collection of the resulting receivable is probable. The Company’s sales are typically not subject to rights of return and sales returns have not historically been significant. System sales of existing products that involve installation services are accounted for as multiple element arrangements, where the larger of the contractual billing hold back or the fair value of the installation service is deferred when the product is shipped and recognized when the installation is complete. In all cases, the fair value of undelivered elements, such as accessories, is deferred until those items are delivered to the customer. For certain other system sales involving unique customer acceptance terms, or new specifications or technology with customer acceptance provisions, all revenue is generally deferred until customer acceptance. Revenue related to part sales is recognized when the parts have been shipped and title and risk of loss have passed to the customer. Revenue related to service contracts is recognized ratably over the duration of the contracts. Unearned maintenance and service contract revenue is included in accrued liabilities. Management determines when and how much revenue may be recognized on a particular transaction in a particular period based on its best estimates of the fair value of undelivered elements and its judgment of when the Company’s performance obligations have been met. These judgments and estimates impact reported revenues.

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

Inventory Valuation.    Inventories are stated at the lower of cost or market, with cost being computed on an average cost basis. Provisions are made to write down potentially excess, obsolete or slow moving inventories to their net realizable value. These provisions are based on management’s best estimates after considering historical demand, projected future demand (including current backlog), inventory purchase commitments, industry and market trends and conditions and other factors. In the event that actual excess, obsolete or slow moving inventories differ from these best estimates, changes to inventory reserves might become necessary.

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

Liquidity and Capital Resources

The Company generated $53.0 million of cash from operating activities in the first nine months of fiscal year 2002, which compares to $44.9 million in the first nine months of fiscal year 2001. The increase in cash from operating activities resulted primarily from improved net earnings.

The Company used $68.2 million of cash for investing activities in the first nine months of fiscal year 2002, which compares to $35.3 million in the first nine months of fiscal year 2001. This increase in cash used for investing activities in the first nine months of fiscal year 2002 was primarily due to four acquisitions completed during that period.

The Company used $0.9 million of cash for financing activities in the first nine months of fiscal year 2002, which compares to $1.6 million used for financing activities in the first nine months of fiscal year 2001.

During the fiscal quarter ended March 29, 2002, the Company established a three-year unsecured revolving bank credit facility (the “Revolver”) in the amount of $50.0 million for working capital purposes. No amounts were outstanding under this credit facility as of June 28, 2002. Borrowings under the Revolver bear interest at rates of LIBOR plus 1.25% to 2.0% depending on certain financial ratios of the Company at the time of borrowing. The Revolver contains certain customary covenants that limit future borrowings of the Company and require the maintenance by the Company of certain levels of financial performance. The Company was in compliance with all such covenants and requirements.

As of June 28, 2002, the Company also had $39.5 million in uncommitted and unsecured credit facilities for working capital purposes with interest rates to be established at the time of borrowing. No amount was outstanding under these credit facilities as of June 28, 2002. All of these credit facilities contain certain conditions and events of default customary for such facilities, with which the Company was in compliance.

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

Contractual Obligations and Other Commercial Commitments

The following table summarizes future principal payments on outstanding long-term debt and minimum rentals due for certain facilities and other leased assets under long-term, non-cancelable operating leases as of June 28, 2002:

	Three Months Ending Sept. 27, 2002	Fiscal Years
		2003	2004	2005	2006	2007	Thereafter	Total
(in thousands)
Long-term debt (including current portion)	$563	$3,324	$2,764	$3,732	$3,732	$2,500	$25,000	$41,615
Operating leases	1,797	5,881	4,461	3,743	2,658	1,927	28,063	48,530

Total contractual cash obligations	$2,360	$9,205	$7,225	$7,475	$6,390	$4,427	$53,063	$90,145

Except for those included in the above table, the Company does not have any significant long-term, non-cancelable contractual cash obligations as of June 28, 2002. In addition, the Company does not have any off-balance sheet commercial commitments that could result in a significant cash outflow upon the occurrence of some contingent event.

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

For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken. As of June 28, 2002, it was nonetheless estimated that the Company’s share of the future exposure for environmental-related investigation and remediation costs for these sites and facilities ranged in the aggregate from $1.6 million to $4.7 million (without discounting to present value). The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 30 years as of June 28, 2002. No amount in the foregoing range of estimated future costs is believed to be more probable of being incurred than any other amount in such range, and the Company therefore accrued $1.6 million as of June 28, 2002.

As to other sites and facilities, sufficient knowledge has been gained to be able to better estimate the scope and costs of future environmental activities. As of June 28, 2002, it was estimated that the Company’s share of the future exposure for environmental-related investigation and remediation costs for these sites and facilities ranged in the aggregate from $7.3 million to $14.9 million (without discounting to present value). The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 30 years as of June 28, 2002. As to each of these sites and facilities, it was determined that a particular amount within the range of estimated costs was a better estimate of the future environmental liability than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. Together, these amounts totaled $8.4 million at June 28, 2002. The Company therefore accrued $5.8 million as of June 28, 2002, which represents the best estimate of its share of these future costs discounted at 4%, net of inflation. This accrual is in addition to the $1.6 million described in the preceding paragraph.

Lawsuits for recovery of environmental investigation and remediation costs already incurred, and to be incurred in the future, were filed by VAI against various insurance companies and other third parties. One insurance company agreed to pay a portion of certain of VAI’s (now VMS’) future environmental-related expenditures for which the Company has an indemnity obligation, and the Company therefore has a $1.4 million receivable in Other Assets as of June 28, 2002 for the Company’s share of such recovery. The Company has not reduced any environmental-related liability in anticipation of recovery on claims made against third parties.

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

Euro Conversion

On January 1, 1999, 11 of the 15 member countries of the European Union established fixed conversion rates between their existing currencies (legal currencies) and one new common currency – the Euro. The Euro then began trading on currency exchanges and began to be used in certain business transactions. The transition period for the introduction of the Euro occurs through June 2002. Beginning January 1, 2002, new Euro-denominated bills and coins were issued. Simultaneously, legacy currencies began to be withdrawn from circulation with the completion of the withdrawal scheduled for no later than July 1, 2002.

Because of the Company’s significant sales and operating profits generated in the European Union, the Company completed a program to identify and address risks arising from the conversion to the Euro currency. That program included converting information technology systems to handle the new currency, evaluating the competitive impact of one common currency due to, among other things, increased cross-border price transparency, evaluating the Company’s exposure to currency exchange risks during and following the transition period to the Euro, and determining the impact on the Company’s processes for preparing and maintaining accounting and taxation records. Management believes that it has taken appropriate steps to prepare for the Euro conversion and to mitigate its effects on the Company’s business, and that the Euro conversion is not reasonably likely to have a material adverse effect on the Company’s business or financial condition.

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

In April 2002, the FASB issued FAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which is effective for transactions occurring after May 15, 2002. FAS 145 rescinds FAS 4 and FAS 64, which addressed the accounting for gains and losses from extinguishment of debt. FAS 44 set forth industry-specific transitional guidance that did not apply to the Company. FAS 145 amends FAS 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. FAS 145 also makes technical corrections to certain existing pronouncements that are not substantive in nature. The adoption of FAS 145 in the third quarter of fiscal year 2002 did not have a significant impact on the Company’s financial position or results of operations.

In July 2002, the FASB issued FAS 146, “Accounting for Exit or Disposal Activities.” FAS 146 addresses the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance set forth in Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of FAS 146 includes costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and certain termination benefits provided to employees who are involuntarily terminated. FAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company has not yet determined whether FAS 146 will have a significant impact on its financial position or results of operations.

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

At June 28, 2002, forward contracts to sell Japanese yen having an aggregate notional value of $6.6 million were designated as cash flow hedges of forecasted sale transactions. These contracts were deemed to be highly effective and, as a result, a loss of $0.4 million (net of tax) on these contracts is included in other comprehensive loss in stockholders’ equity. A summary of all forward exchange contracts that were outstanding as of June 28, 2002 follows:

	Notional Value Sold	Notional Value Purchased
(in thousands)
Euro	$—	$27,608
Australian dollar	—	23,194
Japanese yen	11,392	—
British pound	8,778	—
Canadian dollar	4,897	—

Total	$25,067	$50,802

Interest Rate Risk

The Company has no material exposure to market risk for changes in interest rates. The Company invests any excess cash primarily in short-term U.S. Treasury securities and money market funds, and changes in interest rates would not be material to the Company’s financial condition or results of operations. The Company primarily enters into debt obligations to support general corporate purposes, including working capital requirements, capital expenditures, and acquisitions. At June 28, 2002, the Company’s debt obligations had fixed interest rates.

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

Debt Obligations

Principal Amounts and Related Weighted Average Interest Rates By Year of Maturity

	Three Months Ending Sept. 27, 2002	Fiscal Years
		2003	2004	2005	2006	2007	Thereafter	Total
(dollars in thousands)
Long-term debt (including current portion)	$563	$3,324	$2,764	$3,732	$3,732	$2,500	$25,000	$41,615
Average interest rate	3.9%	6.2%	6.7%	4.8%	4.8%	7.2%	6.7%	6.3%

PART II

OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

99.1	Certification Pursuant to Section 1350 to Chapter 63 of Title 18 of the United States Code as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to Section 1350 to Chapter 63 of Title 18 of the United States Code as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K filed during the fiscal quarter ended June 28, 2002:

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

Dated: August 8, 2002