Form 10-K
period 2002-09-27
VARIAN INC
filed 2002-12-05
CIK 1079028

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 27, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Common Stock, $0.01 par value
Preferred Stock Purchase Rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of November 15, 2002 was $1,070,499,395.

The number of shares of the registrant’s common stock outstanding as of November 15, 2002 was 33,890,931.

Documents Incorporated by Reference:
Document Description	10-K Part
Certain sections, identified by caption, of the definitive Proxy Statement for the registrant’s 2003 Annual Meeting of Stockholders (the “Proxy Statement”)	III

An index of exhibits filed with this Form 10-K is located on page 28.

VARIAN, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED SEPTEMBER 27, 2002

PART I

Item 1.    Business

GENERAL

Overview and History

Varian, Inc., together with its subsidiaries (collectively, the “Company” or the “Registrant”), is a technology company engaged in the design, development, manufacture, sale, and service of scientific instruments and vacuum technologies, and in contract electronics manufacturing. The Company’s operations are grouped into three corresponding segments: Scientific Instruments, Vacuum Technologies, and Electronics Manufacturing. These segments, their products, and the markets they serve are described below.

Varian, Inc. became a separate, public company on April 2, 1999. Until that date, the business of the Company was operated as the Instruments business (“IB”) of Varian Associates, Inc. (“VAI”). VAI contributed its Instruments business to the Company; then on April 2, 1999, VAI distributed to the holders of record of VAI common stock on March 24, 1999 one share of common stock of the Company for each share of VAI common stock outstanding on April 2, 1999. At the same time, VAI contributed its Semiconductor Equipment business to Varian Semiconductor Equipment Associates, Inc. (“VSEA”) and distributed to the holders of record of VAI common stock on March 24, 1999 one share of common stock of VSEA for each share of VAI common stock outstanding on April 2, 1999. These transactions (collectively referred to as the “Distribution”) were accomplished under the terms of an Amended and Restated Distribution Agreement dated as of January 14, 1999 by and among the Company, VAI, and VSEA (the “Distribution Agreement”). References in this section to the Company’s business for periods prior to April 2, 1999 refer to the historical business and operations of IB conducted by VAI prior to the Distribution.

Business Segments and Products

The Company’s products and services can be classified into the following three categories, which correspond to the Company’s three business segments: Scientific Instruments, Vacuum Technologies, and Electronics Manufacturing.

Scientific Instruments

The Company’s Scientific Instruments business designs, develops, manufactures, sells, and services chromatography, optical spectroscopy, mass spectroscopy, dissolution testing, and nuclear magnetic resonance equipment and consumable laboratory supplies for a broad range of life science and chemical analysis applications requiring identification, quantification, and analysis of the elemental, molecular, physical, or biological composition or structure of liquids, solids, or gases.

Chromatography is a technique for separating, identifying, and quantifying the individual chemical components of substances based on the physical and chemical characteristics specific to each component. The Company’s chromatography instruments include gas chromatographs (“GCs”), high-performance liquid chromatographs (“HPLCs”), sample automation products, and data analysis systems. Consumable laboratory supplies include sample preparation products, GC and HPLC columns, GC filters, and testing devices for drugs of abuse. For certain applications, mass spectrometers are sold as a detector for GC or HPLC systems.

Optical spectroscopy is a technique for analyzing the individual chemical components of substances based on the absorption or emission of electromagnetic radiation of a specific wavelength of light. The Company’s optical spectroscopy instruments include atomic absorption spectrometers, inductively coupled plasma-optical emissions spectrometers, inductively coupled plasma-mass spectrometers, fluorescence spectrometers, ultraviolet-visible (“UV-Vis”) and near-infrared spectrophotometers, sample automation products, and data analysis systems. Accessories and consumable laboratory supplies include sample preparation products, xenon lamps, cuvettes, and graphite furnace replacement parts.

Mass spectroscopy is a technique for analyzing the individual chemical components of substances by breaking molecules into multiple electrically charged ions which are then sorted for analysis according to their mass-to-charge ratios. The Company combines mass spectrometers with other instruments, such as liquid chromatograph/mass spectrometers, liquid chromatograph/nuclear magnetic resonance/mass spectrometers, gas chromatograph/mass spectrometers, and inductively coupled plasma-mass spectrometers, and offers related consumable laboratory supplies.

Dissolution testing is a technique for in-vitro analysis of the rate of release of a drug under controlled conditions. The Company’s dissolution testing products include systems for analyzing the rate of release and equipment for testing the physical characteristics of different dosage forms.

Nuclear magnetic resonance (“NMR”) is a non-destructive instrumental technique that uses electromagnetic fields to interact with the magnetic property of atomic nuclei in order to determine and analyze the molecular content and structure of liquids and solids. NMR spectroscopy is used in the study of liquids containing chemical substances including proteins, nucleic acids (DNA and RNA), carbohydrates, membranes, and solid materials such as crystals, plastics, rubbers, ceramics, and polymers. NMR imaging systems are used to obtain non-invasive images of, primarily, biological materials and to probe the chemical processes within these materials. The Company’s NMR systems include NMR spectrometers, NMR imaging spectrometers, and liquid chromatograph/NMR/mass spectrometers. The Company also offers probes and console upgrades to customers seeking to enhance NMR performance.

Scientific Instruments’ chromatography, optical spectroscopy, mass spectroscopy, dissolution testing, NMR, and consumable products can be generally categorized as either those used principally in life science applications or those used principally in chemical analysis applications (although many products are used in both applications). Life science applications include the study of biological processes, the testing of biological materials, and the diagnosis, treatment, or development of treatments of diseases. In fiscal year 2002, Scientific Instruments sales into life science applications accounted for approximately 46% of the segment’s total sales, compared to approximately 36% in the prior year (these are estimates based on assumptions of how the Company’s products are likely to be used by customers, and is provided only as an indication of a historical trend).

Life science products include HPLCs, liquid chromatograph/mass spectrometers, HPLC columns, fluorescence and UV-Vis spectrophotometers, NMR spectrometers, NMR imaging spectrometers, liquid chromatograph/NMR/mass spectrometers, sample automation products, data analysis systems, dissolution systems, and sample preparation products. These products are primarily used by pharmaceutical companies in drug development, manufacturing, and quality control; by biotechnology and biopharmaceutical companies in studying biomolecules and the prevention, diagnosis, and treatment of diseases; by government and private laboratories and employers in drug testing; and by research hospitals and universities in basic chemistry, biological, biochemistry, and health care research. Life science customers include AstraZeneca, Aventis, Bayer, Bristol-Myers Squibb, Eli Lilly, GlaxoSmithKline, Merck, Novartis, Pfizer, Wyeth, governmental agencies, and numerous academic institutions and research hospitals.

Chemical analysis products include GCs, gas chromatograph/mass spectrometers, atomic absorption spectrometers, near-infrared spectrophotometers, inductively coupled plasma-optical emissions spectrometers, inductively coupled plasma-mass spectrometers, NMR spectrometers, sample automation products, data analysis systems, and sample preparation products. These products are primarily used by environmental laboratories in testing water, soil, air, solids, and food products; by petroleum and natural gas companies in refining and quality control; by petroleum, agriculture, and chemical companies in research and quality control; by mining and metallurgy companies in research and quality control; by food and beverage processing companies in research and quality control; by semiconductor companies in manufacturing and quality control; and by other industrial, governmental, and academic research laboratories in forensic analysis, materials science, and general research. Chemical analysis customers include BASF, British Petroleum, DuPont, Formosa Plastics, Huntsman Polymers, Laboratory Corporation of America, Monsanto, Procter & Gamble, governmental agencies, and numerous academic and research institutions.

Vacuum Technologies

The Company’s Vacuum Technologies business designs, develops, manufactures, sells, and services a broad range of products and services used to create, control, measure, and test vacuum environments in life science, industrial, research, semiconductor, and scientific applications where ultra-clean, high-vacuum environments are needed. Products include a wide range of high and ultra-high vacuum pumps (diffusion, turbo-molecular, and ion getter), intermediate vacuum pumps (rotary vane, mechanical, sorption, and dry scroll), vacuum instrumentation (vacuum control instruments, sensor gauges, and meters), and vacuum components (valves, flanges, and other mechanical hardware). Its products also include helium mass spectrometry and helium sensing leak detection equipment for use in identifying and measuring leaks in hermetic or vacuum environments. In addition to product sales, the Company also offers a wide range of services including assistance with the design and integration of vacuum systems, a pump exchange and repair program, applications support, and training in basic and advanced vacuum technology.

Vacuum Technologies products are used in a broad range of applications including in life sciences (such as mass spectrometers for mass analysis and linear accelerators for cancer therapy); in the manufacture of flat-panel displays, television tubes, decorative coating, architectural glass, optical lenses, light bulbs, and automobile components; in food packaging; in the testing of aircraft components, automobile airbags, refrigeration components, medical devices, and industrial processing equipment; in high-energy physics research; and in the manufacture of semiconductors. Customers include Applied Biosystems, KLA-Tencor, MDS SCIEX, Varian Medical Systems, and Varian Semiconductor Equipment Associates.

Electronics Manufacturing

The Company’s Electronics Manufacturing business is a contract manufacturer of electronic assemblies and subsystems such as printed circuit boards for original equipment manufacturers (“OEMs”). For some customers, the business provides total manufacturing services including design support, customized manufacturing (such as just-in-time and inventory management) and post-manufacturing services (such as direct end-user shipping and repair depots).

The Electronics Manufacturing business serves customers in a wide range of industries, including life science products (which includes medical equipment) and communications equipment (e.g., satellite, networking, telephony, and voice and data transfer). The business focuses on customers with low- to medium-volume, high-mix manufacturing needs. Customers include Alaris Medical, GE OEC Medical Systems, Honeywell Aerospace Electronic Systems, Inter-Tel, Medtronic, Radyne/Comstream, Thomson Multimedia, Varian Medical Systems, and Varian Semiconductor Equipment Associates. The business also supplies products to the Company’s Scientific Instruments and Vacuum Technologies businesses.

For financial information about industry segments including foreign and domestic operations and export sales, see Note 16 of the Notes to the Consolidated Financial Statements.

Marketing and Sales

In the United States, the Company markets the largest portion of its products directly through its own sales and distribution organizations, although a few products and services are marketed through independent distributors and sales representatives. Sales to major markets outside the United States are generally made by the Company’s foreign-based sales and service staff, although some export sales are made directly from the United States to foreign customers. In addition, in certain foreign countries, sales are made through various representative and distributorship arrangements. The Company maintains sales and service offices in strategic regional locations in the United States and, through its sales subsidiaries, in foreign locations.

The markets in which the Company competes are, for the most part, global. Sales outside of North America accounted for 39%, 39%, and 40% of sales for fiscal years 2002, 2001, and 2000, respectively. As a result, the Company’s customers increasingly require service and support on a worldwide basis. In addition to the United States, the Company has sales and service offices located throughout Europe, Asia, and Latin America. The Company has invested substantial financial and management resources to develop an international infrastructure to meet the needs of its customers worldwide.

Demand for the Company’s products depends on many factors, including the level of capital expenditures of the Company’s customers, the rate of economic growth in the Company’s major markets, and competitive considerations. No single customer accounted for 10% or more of the Company’s sales in fiscal year 2002, 2001, or 2000.

The Company experiences some cyclical patterns in sales of its products. Generally, sales and earnings in the first quarter of the Company’s fiscal year are lower when compared to the preceding fourth fiscal quarter, primarily because there are fewer working days in the first fiscal quarter (October to December) and many customers defer December deliveries until the next calendar year, the Company’s second fiscal quarter. The Company’s fourth fiscal quarter sales and earnings are often the highest in the fiscal year compared to the other three quarters, primarily because many customers spend budgeted money before their own fiscal years end. This cyclical pattern can be influenced by other factors, including general economic conditions, acquisitions, and new product introductions.

The Company believes that it differentiates its products from those of its competitors by its responsiveness to customer requirements, as determined through market research. Although specific customer requirements can vary depending on applications, customers generally demand superior performance, high quality, productivity, and low cost of ownership. The Company has responded to these customer demands by introducing new products focused on these emerging requirements in the markets it serves. For example, customers of Scientific Instruments products have demanded higher levels of analytical throughput to support their research programs aimed at drug discovery and advanced life sciences. The Company has responded to these needs by introducing products with higher levels of automation and computerized data analysis routines.

Backlog

The Company’s recorded backlog was $234 million at September 27, 2002, $265 million at September 28, 2001, and $201 million at September 29, 2000. Backlog decreased from September 28, 2001 to September 27, 2002 primarily due to a trend toward shorter customer lead times in Electronics Manufacturing. This trend was a result of customers adopting more efficient ordering and production processes as well as their order visibility due to the difficult economic conditions during the fiscal year. To a lesser degree, the decrease in backlog was also due to the fact that the Company began recognizing revenue on certain leading-edge NMR systems during fiscal year 2002. Of the increase in backlog from September 29, 2000 to September 28, 2001, a total of $47 million was due to the Company’s adoption of Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”). The Company includes in backlog purchase orders or production releases under blanket purchase orders that have firm delivery dates. Recorded backlog in U.S. dollars is impacted by foreign currency fluctuations. In addition, recorded backlog might not result in sales because of cancellations or other factors. Most of the Company’s products are purchased on a short backlog, as short as a few days for some products and less than a fiscal quarter for most others. Significant shipments often occur in the last month of each quarter, in part because of how customers place orders and schedule shipments. The Company believes that over 90% of orders included in the backlog at September 27, 2002 will result in sales before the end of fiscal year 2003.

Competition

Competition in markets served by the Scientific Instruments and Vacuum Technologies segments is based upon the performance capabilities of products, technical support and after-market service, the manufacturer’s reputation as a technological leader, and product pricing. The Company believes that performance capabilities are the most important of these criteria. With respect to markets served by the Electronics Manufacturing segment, competition is based upon assembly and test capabilities, technical expertise and support, flexibility and responsiveness of logistics management capabilities, the manufacturer’s financial stability, and product pricing. The Company believes that technical expertise and support are the most important of these criteria. The markets in which the Company competes are highly competitive and are characterized by the application of advanced technology. There are numerous companies that specialize in, and a number of larger companies that devote a significant portion of their resources to, the development, manufacture, sale, and service of products that compete with those manufactured, sold, or serviced by the Company. Many of the Company’s competitors are well-known manufacturers with a high degree of technical proficiency. In addition, competition is intensified by the ever-changing nature of the technologies in the industries in which the Company is engaged. The markets for the Company’s products are characterized by specialized manufacturers that often have strength in narrow segments of these markets. While the absence of reliable statistics makes it difficult to determine the Company’s relative market position in its industry segments, the Company is one of the principal manufacturers in its primary fields.

Each of the Company’s major business segments competes with many companies that address the same markets. The Company’s Scientific Instruments business competes with Agilent Technologies; PerkinElmer; Shimadzu; Thermo Electron; Waters; Bruker; JEOL; and other smaller suppliers. The Company’s Vacuum Technologies business competes with BOC Edwards High Vacuum; Leybold-Balzers; Pfeiffer Vacuum Technology; Alcatel; and other smaller suppliers. The Company’s Electronics Manufacturing business competes with numerous other high-mix, low-volume contract manufacturers, including Suntron; Manufacturers’ Services Ltd.; Pemstar; PLEXUS; Sigmatron International; and privately-owned regional and off-shore manufacturers.

Manufacturing

The Company’s principal manufacturing activities consist of precision assembly, test, calibration, and certain specialized machining activities. The Company subcontracts a portion of its assembly and machining. All other assembly, test, and calibration functions are performed by the Company.

The Company believes that the ability to manufacture reliable products in a cost-effective manner is critical to meeting the “just-in-time” delivery and other demanding requirements of its OEM and end-user customers. The Company monitors and analyzes product lead times, warranty data, process yields, supplier performance, field data on mean time between failures, inventory turns, repair response time, and other indicators so that it can continuously improve its manufacturing processes.

The Company operates 15 manufacturing facilities located throughout the world. Scientific Instruments has manufacturing facilities in Palo Alto, California; Walnut Creek, California; Lake Forest, California; Harbor City, California; Ft. Collins, Colorado; Cary, North Carolina; Wakefield, Rhode Island; Melbourne, Australia; Middelburg, Netherlands; and Grenoble, France. Vacuum Technologies has manufacturing facilities in Lexington, Massachusetts; and Turin, Italy. Electronics Manufacturing has manufacturing facilities in Tempe, Arizona; Poway, California; and Rocklin, California.

All of the Company’s manufacturing facilities, other than Lake Forest, California, Wakefield, Rhode Island, and Grenoble, France, have been certified as complying with the International Organization for Standardization Series 9000 Quality Standards (“ISO 9000”).

Raw Materials

There are no specialized raw materials that are particularly essential to the operation of the Company’s business. The Company’s manufacturing operations require a wide variety of raw materials, electronic and mechanical components, chemical and biochemical materials, and other supplies, some of which are occasionally in short supply. In addition, use of certain of the Company’s products requires reliable and cost-effective supply of certain raw materials. For example, end-users of the Company’s NMR systems require helium to operate those systems; shortages of helium could result in higher helium prices, and thus higher operating costs for NMR systems, which could impact demand for those systems.

Some components used in the Company’s products are manufactured by the Company. Other components, including superconducting magnets and electronic components, are purchased from other manufacturers. Most of the raw materials, components, and supplies purchased by the Company are available from a number of different suppliers; however, a number of items—in particular, superconducting magnets for NMR systems—are purchased from limited or single sources of supply, and disruption of these sources could cause delays or reductions in shipment of our products or increases in our costs, which could have an adverse effect on the Company’s financial condition or results of operations.

Research and Development

The Company is actively engaged in basic and applied research, development, and engineering programs designed to develop new products and to improve existing products. During fiscal years 2002, 2001, and 2000, the Company spent $39.9 million, $35.6 million, and $31.8 million, respectively, on research, development, and engineering activities. Over this period, the focus of the Company’s research and development activities has been shifting more toward products that serve life science applications. The Company intends to continue to conduct extensive research and development activities, with a continued emphasis on life science, although there can be no assurance that it will be able to develop and market new products on a cost-effective and timely basis, that such products will compete favorably with products developed by others, or that the Company’s existing technology will not be superseded by new discoveries or developments.

Customer Support and Service

The Company believes that its customer service and support are an integral part of its competitive strategy. As part of its support services, the Company’s technical support staff provides individual assistance in solving analysis problems, integrating vacuum components, designing circuit boards, etc., depending on the business. The Company offers training courses and periodically sends its customers information on applications development. The Company’s products generally include a 90-day to one-year warranty. Service contracts may be purchased by customers to cover equipment no longer under warranty. Service work not performed under warranty or service contract is performed on a time-and-materials basis. The Company installs and services its products primarily through its own field service organization, although certain distributors and sales representatives are capable of performing some field services.

Patent and Other Intellectual Property Rights

The Company has a policy of seeking patent, copyright, trademark, and trade secret protection in the United States and other countries for developments, improvements, and inventions originating within its organization that are incorporated in the Company’s products or that fall within its fields of interest. As of September 27, 2002, the Company owned approximately 262 patents in the United States and approximately 375 patents throughout the world, and had numerous patent applications on file with various patent agencies worldwide. The Company intends to continue to file patent applications as appropriate.

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

Environmental Matters

The Company’s operations are subject to various foreign, federal, state, and local laws regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. These regulations increase the costs and potential liabilities of the Company’s operations. However, the Company’s compliance with these regulations is not expected to have a material effect upon the Company’s capital expenditures, earnings, or competitive position. For additional information on environmental matters, see Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors—Environmental Matters.

Employees

At September 27, 2002, the Company had a total of approximately 4,300 full-time and temporary employees and contract laborers worldwide—2,725 in North America, 800 in Europe, 250 in Asia, 425 in Australia, and 100 in Latin America.

Risk Factors

For additional information on risks relating to the Company and its business, see Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors.

Executive Officers

The following table sets forth the names and ages of the Company’s executive officers, together with positions and offices held within the last five years by such executive officers.

Name	Age	Position (Business Experience)	Period
Allen J. Lauer	65	Chairman of the Board and Chief Executive Officer	2002-Present
		President and Chief Executive Officer, Director	1999-2002
		Executive Vice President, Varian Associates, Inc.	1990-1999

Garry W. Rogerson	50	President and Chief Operating Officer	2002-Present
		Senior Vice President, Scientific Instruments	2001-2002
		Vice President, Analytical Instruments	1999-2001
		Vice President and General Manager, Chromatography Systems, Varian Associates, Inc.	1994-1999

G. Edward McClammy	53	Senior Vice President, Chief Financial Officer and Treasurer	2002-Present
		Vice President, Chief Financial Officer and Treasurer	2001-2002
		Vice President and Chief Financial Officer	1999-2001
		Vice President, Special Storage Products Group, Quantum Corporation	1998-1999
		Vice President, Finance and Treasurer, Quantum Corporation	1996-1998

A. W. Homan	43	Vice President, General Counsel and Secretary	1999-Present
		Associate General Counsel, Varian Associates, Inc.	1998-1999
		Assistant Secretary, Varian Associates, Inc.	1993-1999
		Senior Corporate Counsel, Varian Associates, Inc.	1993-1998

Franco N. Palomba	41	Vice President and Controller	2002-Present
		Controller	2001-2002
		Treasurer	1999-2001
		Corporate Audit Manager, Varian Associates, Inc.	1995-1999

Sergio Piras	53	Vice President, Vacuum Technologies	2000-Present
		Vice President and General Manager, Vacuum Technologies—Torino	1999-2000
		Vice President and General Manager, Vacuum Products—Torino, Varian Associates, Inc.	1992-1999

C. Wilson Rudd	50	Vice President, Electronics Manufacturing	2000-Present
		Vice President and General Manager, Electronics Manufacturing	1999-2000
		Vice President and General Manager, Tempe Electronics Center, Varian Associates, Inc.	1990-1999

Item 2.    Properties

The Company has manufacturing, warehouse, research and development, sales, service, and administrative facilities which have an aggregate floor space of approximately 975,000 and 568,000 square feet in the United States and abroad, respectively, for a total of approximately 1,543,000 square feet worldwide. Of these facilities, aggregate floor space of approximately 519,000 square feet is leased, and the remainder is owned by the Company. The Company believes that its facilities and equipment generally are well maintained, in good operating condition, suitable for the Company’s purposes, and adequate for current operations.

The Company owns or leases 15 manufacturing facilities located throughout the world. Scientific Instruments has manufacturing facilities in Palo Alto, California; Walnut Creek, California; Lake Forest, California; Harbor City, California; Ft. Collins, Colorado; Cary, North Carolina; Wakefield, Rhode Island; Melbourne, Australia; Middelburg, Netherlands; and Grenoble, France. Vacuum Technologies has manufacturing facilities in Lexington, Massachusetts; and Turin, Italy. Electronics Manufacturing has manufacturing facilities in Tempe, Arizona; Poway, California; and Rocklin, California. The Company owns or leases 56 sales and service facilities located throughout the world, 48 of which are located outside the United States, including in Argentina, Australia, Austria, Belgium, Brazil, Canada, China, England, France, Germany, India, Italy, Japan, Korea, Mexico, Netherlands, Russia, Spain, Sweden, Switzerland, and Taiwan.

Item 3.    Legal Proceedings

The Company is involved in pending legal proceedings that are ordinary, routine and incidental to its business. While the ultimate outcome of these legal matters is not determinable, the Company believes that these matters are not reasonably likely to have a material adverse effect on the Company’s financial condition or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.    Market for the Registrant’s Common Equity and Related Stockholder Matters

	Fiscal Year 2002 Common Stock Prices
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$33.29	$37.94	$39.23	$36.19
Low	$22.99	$31.30	$31.40	$24.50

The Company’s common stock is traded on the Nasdaq National Market under the trading symbol VARI.

The Company has never paid cash dividends on its capital stock. The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

There were 3,803 holders of record of the Company’s common stock on November 15, 2002.

Item 6.    Selected Financial Data

	Fiscal Year
	2002	2001	2000	1999	1998
(in millions, except per share amounts)
Statement of Earnings Data
Sales	$779.9	$749.2	$704.4	$598.9	$557.8
Earnings before income taxes and cumulative effect of change in accounting principle	$81.2	$72.6	$70.8	$13.7	$38.9
Income tax expense	$29.6	$28.3	$28.0	$6.1	$15.7
Earnings before cumulative effect of change in accounting principle	$51.6	$44.3	$42.8	$7.6	$23.2
Cumulative effect of change in accounting principle, net of tax	$—	$(7.5)	$—	$—	$—
Net earnings	$51.6	$36.8	$42.8	$7.6	$23.2
Net earnings per share:
Before cumulative effect of change in accounting principle
Basic	$1.54	$1.34	$1.35	$0.25	$0.76
Diluted	$1.48	$1.29	$1.26	$0.24	$0.76
Cumulative effect of change in accounting principle
Basic	$—	$(0.22)	$—	$—	$—
Diluted	$—	$(0.22)	$—	$—	$—
After cumulative effect of change in accounting principle
Basic	$1.54	$1.12	$1.35	$0.25	$0.76
Diluted	$1.48	$1.07	$1.26	$0.24	$0.76

	Fiscal Year End
	2002	2001	2000	1999	1998
Balance Sheet Data
Total assets	$634.6	$559.3	$512.3	$434.4	$413.2
Long-term debt	$37.6	$39.7	$45.5	$51.2	$—

•
Varian, Inc. was established as a separate, public company on April 2, 1999. The consolidated financial results for the six months ended April 2, 1999 and for fiscal year 1998 (the “Pre-Spin Results”) were derived from the interim financial statements of VAI using the historical results of IB and include the accounts of IB after elimination of inter-business balances and transactions. The Pre-Spin Results also include allocations of certain VAI corporate expenses to IB. These amounts were allocated to IB on a basis that was considered by management to reflect most fairly or reasonably the utilization of the services provided to or the benefit obtained by IB. Typical measures and activity indicators used for allocation purposes included headcount, sales revenue, and payroll expense. The Company’s management believes that the methods used to allocate these amounts were reasonable. However, these allocations were not necessarily indicative of the amounts that would have been recorded by the Company on a stand-alone basis.

•
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

Until April 2, 1999, the business of Varian, Inc. (the “Company”) was operated as the Instruments business (“IB”) of Varian Associates, Inc. (“VAI”). IB included the business units that designed, developed, manufactured, sold, and serviced scientific instruments and vacuum technologies, and a business unit that provided contract electronics manufacturing services. VAI contributed IB to the Company; then on April 2, 1999, VAI distributed to the holders of record of VAI common stock on March 24, 1999 one share of common stock of the Company for each share of VAI common stock outstanding on April 2, 1999 (the “Distribution”). At the same time, VAI contributed its Semiconductor Equipment business to Varian Semiconductor Equipment Associates, Inc. (“VSEA”) and distributed to the holders of record of VAI common stock on March 24, 1999 one share of common stock of VSEA for each share of VAI common stock outstanding on April 2, 1999. VAI retained its Health Care Systems business and changed its name to Varian Medical Systems, Inc. (“VMS”) effective as of April 3, 1999. These transactions were accomplished under the terms of an Amended and Restated Distribution Agreement dated as of January 14, 1999 by and among the Company, VAI, and VSEA (the “Distribution Agreement”). For purposes of providing an orderly transition and to define certain ongoing relationships between and among the Company, VMS, and VSEA after the Distribution, the Company, VMS, and VSEA also entered into certain other agreements which include an Employee Benefits Allocation Agreement, an Intellectual Property Agreement, and a Tax Sharing Agreement.

The Company’s fiscal years reported are the 52- or 53-week periods which ended on the Friday nearest September 30. Fiscal year 2002 comprises the 52-week period ended on September 27, 2002. Fiscal year 2001 comprises the 52-week period ended on September 28, 2001. Fiscal year 2000 comprises the 52-week period ended on September 29, 2000.

Caution Regarding Forward-Looking Statements

Throughout this Report, and particularly in “Item 1—Business” and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” there are forward-looking statements that are based upon management’s current expectations, estimates, and projections, and that reflect management’s beliefs and assumptions based upon information available to management at the date of this Report. In some cases, you can identify these statements by words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” and other similar terms.

We caution investors that forward-looking statements are only predictions, based upon our current expectations about future events. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict. Our actual results, performance, or achievements could differ materially from those expressed or implied by the forward-looking statements. Some of the important factors that could cause our results to differ are discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors.” We encourage you to read that section carefully. Other risks include: new product development, commercialization, performance, and acceptance; continued growth in Scientific Instruments sales and the impact on these sales of the timing of shipments, installations, and the recognition of revenues on leading-edge NMR systems; renewed demand for vacuum products and contract electronics manufacturing; competitive products and pricing; economic conditions in the Company’s product and geographic markets; continued and timely delivery of key raw materials and components by suppliers; foreign currency fluctuations that could adversely impact revenue growth and earnings; sustained or improved market investment in capital equipment; the ability to successfully integrate acquired businesses; customers that operate in cyclical industries; government funding for research; and other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”). You should carefully consider those risks, in addition to the other information in this Report and in our other filings with the SEC, before deciding to invest in our stock or to maintain or change your investment. We undertake no obligation to revise or update any forward-looking statement.

Results of Operations

Fiscal Year 2002 Compared to Fiscal Year 2001

Sales.    Sales were $779.9 million in fiscal year 2002, an increase of 4.1% from sales of $749.2 million in fiscal year 2001. Sales by the Scientific Instruments, Vacuum Technologies, and Electronics Manufacturing segments increased (decreased) by 15.9%, (22.2%) and (3.0%), respectively. Sales for both fiscal years reflect the Company’s adoption of SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”).

During fiscal year 2001, the Company adopted the provisions of SAB 101, which resulted in a non-cash charge for the cumulative effect of a change in accounting principle in the amount of $7.5 million after taxes. Under SAB 101, the Company has recorded deferred profit of $21.0 million and $21.7 million at September 27, 2002 and September 28, 2001, respectively. Deferred profit is comprised of deferred revenue related to systems that have been delivered but do not yet qualify for revenue recognition under SAB 101, net of the related deferred cost of sales.

Geographically, sales in North America of $475.0 million, Europe of $197.9 million, and the rest of the world of $107.0 million in fiscal year 2002 represented increases (decreases) of 4.3%, 10.6%, and (7.0%), respectively, as compared to fiscal year 2001. The increase in North America primarily resulted from an increase in Scientific Instruments sales. This increase was partially offset by the sales decline in Vacuum Technologies. The increase in Europe was primarily driven by growth in Scientific Instruments sales. The decrease in the rest of the world was primarily due to the decline of Vacuum Technologies sales into the Pacific Rim and, to a lesser degree, lower Scientific Instruments demand in Latin America.

Gross Profit.    Gross profit was $295.7 million (representing 37.9% of sales) in fiscal year 2002, compared to $281.1 million (representing 37.5% of sales) in fiscal year 2001. The increase in gross profit percentage was driven primarily by higher Electronics Manufacturing gross profit margins as a result of improved operational efficiency in fiscal year 2002 and higher costs from integrating an acquisition and higher start-up costs for new customers in fiscal year 2001. This increase in fiscal year 2002 was partially offset by a lower gross profit percentage for Vacuum Technologies, which was negatively impacted by lower sales to industrial capital equipment and semiconductor equipment customers, and a lower gross profit percentage for Scientific Instruments, due to proportionally higher revenues from nuclear magnetic resonance (“NMR”) systems, which had lower gross profit margins (but similar operating profit margins) compared to the overall segment.

Sales and Marketing.    Sales and marketing expenses were $132.3 million (representing 17.0% of sales) in fiscal year 2002, compared to $130.6 million (representing 17.4% of sales) in fiscal year 2001. The decline as a percentage of sales resulted primarily from increased Scientific Instruments sales, particularly high-field NMR systems which typically generate lower sales and marketing expenses as a percentage of sales. The decline is also attributable to programs undertaken in the second half of fiscal year 2001 to reduce sales and marketing costs.

Research and Development.    Research and development expenses were $39.9 million (representing 5.1% of sales) in fiscal year 2002, compared to $35.6 million (representing 4.8% of sales) in fiscal year 2001. Research and development expenses increased from fiscal year 2001 primarily because the Company continued to increase its focus within the Scientific Instruments segment on new product development for life science applications.

General and Administrative.    General and administrative expenses were $39.5 million (representing 5.1% of sales) in fiscal year 2002, compared to $41.1 million (representing 5.5% of sales) in fiscal year 2001. During fiscal year 2002, general and administrative expenses included $1.6 million in amortization of intangible assets, compared to $3.7 million in amortization of goodwill and intangible assets in fiscal year 2001. The decrease in amortization resulted primarily from the Company’s adoption at the beginning of fiscal year 2002 of Financial Accounting Standards Board (the “FASB”) Statement of Financial Accounting Standards No. (“FAS”) 142, Goodwill and Other Intangible Assets, eliminating the amortization of goodwill, which was partially offset by new amortization of intangible assets from acquisitions made in the first half of fiscal year 2002.

Purchased In-Process Research and Development.    In connection with the acquisition of ANSYS Technologies, Inc. (“ANSYS”) in February 2002, the Company capitalized approximately $31.9 million in goodwill and identified intangible assets. In addition, the Company recorded a one-time charge of $0.9 million for purchased in-process research and development in the second fiscal quarter ended March 29, 2002 relating to several ANSYS products which were in process at the time of the acquisition.

Net Interest Expense.    Net interest expense was $1.9 million (representing 0.2% of sales) in fiscal year 2002, compared to $1.2 million (representing 0.2% of sales) in fiscal year 2001. The increase in net interest expense resulted primarily from lower interest rates on invested cash.

Taxes on Earnings.    The effective income tax rate was 36.4% (36.0% excluding the impact of the purchased in-process research and development charge) for fiscal year 2002, compared to 39.0% for fiscal year 2001. The fiscal year 2002 rate was lower than the fiscal year 2001 rate due mainly to reductions in tax rates in non-U.S. jurisdictions where the Company has significant manufacturing operations.

Net Earnings.    Net earnings were $51.6 million ($1.48 net earnings per diluted share) in fiscal year 2002, compared to net earnings of $44.3 million ($1.29 net earnings per diluted share) in fiscal year 2001 prior to the cumulative effect of a change in accounting principle (SAB 101). The improvement in net earnings resulted primarily from the items discussed above.

Segments.    Scientific Instruments sales of $493.9 million in fiscal year 2002 increased 15.9% over fiscal year 2001 sales of $426.1 million. The revenue growth was primarily driven by increased sales of NMR systems, certain products selling into life science applications (which accounted for approximately 46% of Scientific Instruments sales, compared to approximately 36% in the prior year), and the ANSYS acquisition in the second quarter of fiscal year 2002. Excluding sales from this and other businesses acquired in fiscal year 2002, sales in fiscal year 2002 increased by 11% from fiscal year 2001. Earnings from operations in fiscal year 2002 were $54.4 million (11.0% of sales). Excluding the purchased in-process research and development charge, earnings from operations of $55.3 million (11.2% of sales) increased from $42.3 million (9.9% of sales) in fiscal year 2001, primarily as a result of increased sales of products targeted toward life science applications and revenues from after-market products and services, all of which typically have higher operating margins. During fiscal year 2002, operating expenses for Scientific Instruments included $1.5 million in amortization of intangible assets, compared to $3.3 million in amortization of goodwill and intangible assets in fiscal year 2001. The decrease in amortization resulted primarily from the Company’s adoption at the beginning of fiscal year 2002 of FAS 142, eliminating the amortization of goodwill, which was partially offset by new amortization of intangible assets from acquisitions made in the first half of fiscal year 2002. For fiscal year 2003, high single-digit sales growth is expected, with good growth in sales for life science applications and modest, if any, growth in sales for chemical analysis applications. Operating profit margins are expected to move toward 12% as fiscal year 2003 progresses.

Vacuum Technologies sales of $111.1 million in fiscal year 2002 decreased 22.2% from fiscal year 2001 sales of $142.8 million. The revenue decrease was caused primarily by weak demand from semiconductor equipment and other industrial capital equipment manufacturers. Earnings from operations in fiscal year 2002 of $16.8 million (15.1% of sales) were down from the $27.6 million (19.3% of sales) in fiscal year 2001. The lower earnings were primarily the result of lower sales in fiscal year 2002. Single-digit growth in Vacuum Technologies sales is expected for fiscal year 2003. Operating profit margins for fiscal year 2003 are expected to be in the mid-teens.

Electronics Manufacturing sales in fiscal year 2002 of $174.9 million decreased 3.0% from fiscal year 2001 sales of $180.3 million. The revenue decrease from the prior year period was caused by weaker demand from communications and industrial customers, largely offset by increased sales to life science (such as health care equipment) companies (which accounted for approximately 46% of Electronics Manufacturing sales, compared to approximately 33% in the prior year). Earnings from operations in fiscal year 2002 of $17.8 million (10.2% of sales) increased from $10.7 million (5.9% of sales) in fiscal year 2001. The higher earnings in fiscal year 2002 were due to improved operational efficiency in fiscal year 2002 and higher costs from integrating an acquisition and higher start-up costs relating to new customers in fiscal year 2001. Single-digit growth in Electronics Manufacturing sales is expected for fiscal year 2003. Operating profit margins for fiscal year 2003 are expected to be in the high single digits.

With respect to consolidated results for fiscal year 2003, the Company expects high single-digit sales growth, with an operating profit percentage similar to fiscal year 2002. In addition, the Company expects to incur restructuring expenses of approximately $1.5 million in the first quarter of fiscal year 2003 as it realigns resources to focus even more on life science applications.

Fiscal Year 2001 Compared to Fiscal Year 2000

Sales.    Sales were $749.2 million in fiscal year 2001, an increase of 6.4% from sales of $704.4 million in fiscal year 2000. Sales by the Scientific Instruments, Vacuum Technologies, and Electronics Manufacturing segments increased by 6.1%, 2.7%, and 10.1%, respectively. Sales of $749.2 million reflect the Company’s adoption of SAB 101.

In the fourth quarter of fiscal year 2001, the Company adopted the provisions of SAB 101, which resulted in a non-cash charge for the cumulative effect of a change in accounting principle in the amount of $7.5 million after taxes. Also as a result of the adoption of SAB 101, deferred profit totaling $12.6 million was recorded as of September 30, 2000 (the first day of fiscal year 2001). This amount was comprised of deferred revenue of $29.9 million related to systems previously shipped and recorded as revenue but which did not qualify for revenue recognition under SAB 101, net of the related deferred cost of sales of $17.3 million. The deferred profit balance was $21.7 million at September 28, 2001.

Geographically, sales in North America of $455.2 million, Europe of $178.9 million, and the rest of the world of $115.1 million in fiscal year 2001 represented increases (decreases) of 8.3%, (0.2%), and 9.8%, respectively, as compared to fiscal year 2000. The increase in North America was due to sales growth in Scientific Instruments and Electronics Manufacturing, each of which grew 10.1%, which was only partially offset by flat sales in Vacuum Technologies. The almost flat sales in Europe resulted mainly from the decline in the European currencies relative to the U.S. dollar compared to fiscal year 2000. The increase in the rest of the world was primarily due to sales growth in Scientific Instruments.

Gross Profit.    Gross profit was $281.1 million (representing 37.5% of sales) in fiscal year 2001, compared to $266.3 million (representing 37.8% of sales) in fiscal year 2000. The $14.8 million increase in gross profit resulted primarily from the higher sales compared to fiscal year 2000. Currency fluctuations contributed to lower gross profit percentages for Scientific Instruments but contributed to higher gross profit percentages for Vacuum Technologies compared to fiscal year 2000. Electronics Manufacturing had lower gross profit percentages in fiscal year 2001 primarily as a result of the costs of integrating an acquisition and start-up costs for new customers.

Sales and Marketing.    Sales and marketing expenses were $130.6 million (representing 17.4% of sales) in fiscal year 2001, compared to $123.0 million (representing 17.5% of sales) in fiscal year 2000. The $7.6 million increase was primarily to support the higher sales volume.

Research and Development.    Research and development expenses were $35.6 million (representing 4.8% of sales) in fiscal year 2001, compared to research and development expenses of $31.8 million (representing 4.5% of sales) in fiscal year 2000. Both Scientific Instruments and Vacuum Technologies increased research and development expenses as they increased their focus on new product development for life science applications.

General and Administrative.    General and administrative expenses were $41.1 million (representing 5.5% of sales) in fiscal year 2001, compared to $37.9 million (representing 5.4% of sales) in fiscal year 2000. The increase in costs resulted primarily from increased goodwill amortization and other general and administrative costs of businesses acquired in fiscal years 2000 and 2001.

Net Interest Expense.    Net interest expense was $1.2 million (representing 0.2% of sales) in fiscal year 2001 compared to $1.8 million (representing 0.3% of sales) in fiscal year 2000. The reduction in net interest expense resulted mainly from income on invested cash and reduced expenses from lower borrowing levels.

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

Vacuum Technologies sales of $142.8 million in fiscal year 2001 increased 2.7% over fiscal year 2000 sales of $139.1 million. The revenue growth was primarily driven by broad demand for research and life science applications partially offset by a continued slowing in demand for semiconductor applications. Earnings from operations in fiscal year 2001 of $27.6 million (19.3% of sales) were up from $24.7 million (17.8% of sales) in fiscal year 2000. The improved earnings resulted from the increased sales, improved product mix, and favorable impact of the stronger U.S. dollar on the segment’s Turin, Italy factory, which sold approximately 55% of its output into the U.S.

Electronics Manufacturing sales in fiscal year 2001 of $180.3 million increased 10.1% over fiscal year 2000 sales of $163.8 million. Electronics Manufacturing experienced a slowing of demand from some of its communications customers, which was more than offset by demand from new life science (such as medical device) customers and customers brought to the business by the acquisition in October 2000 of the operations of Imagine Manufacturing Solutions, Inc. Earnings from operations in fiscal year 2001 of $10.7 million (5.9% of sales) decreased from $12.6 million (7.7% of sales) in fiscal year 2000. The decrease in earnings was primarily the result of the cost of integrating the acquisition and start-up costs for new customers.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to exercise certain judgments in selecting and applying accounting policies and methods. Following is a summary of what management considers to be the Company’s most critical accounting policies—those that are most important to the portrayal of its financial condition and results of operations and that require management’s most difficult, subjective, or complex judgments—the effects of those accounting policies applied, and the judgments made in their application.

Revenue Recognition.    The Company derives revenues from three sources: system sales, part sales, and service contracts. Generally, the Company recognizes revenue when persuasive evidence of an arrangement exists, the product is delivered, title and risk of loss has passed to the customer, and collection of the resulting receivable is probable. The Company’s sales are typically not subject to rights of return and, historically, sales returns have not been significant. System sales that do not involve unique customer acceptance terms or new specifications or technology with customer acceptance provisions, and that involve installation services, are accounted for as multiple element arrangements, where the larger of the contractual billing hold back or the fair value of the installation service is deferred when the product is delivered and recognized when the installation is complete. In all cases, the fair value of undelivered elements, such as accessories, is deferred until those items are delivered to the customer. For certain other system sales that do involve unique customer acceptance terms or new specifications or technology with customer acceptance provisions, all revenue is generally deferred until customer acceptance. Revenue related to part sales is recognized when the parts have been shipped and title and risk of loss have passed to the customer. Revenue related to service contracts is recognized ratably over the duration of the contracts. Unearned maintenance and service contract revenue is included in accrued liabilities. Management determines when and how much revenue may be recognized on a particular transaction in a particular period based on its best estimates of the fair value of undelivered elements and its judgment of when the Company’s performance obligations have been met. These judgments and estimates impact reported revenues.

Allowances for Doubtful Accounts Receivable.    The Company sells its products and extends trade credit to a large number of customers. These customers are dispersed across many different industries and geographies and, historically, no single customer has accounted for 10% or more of the Company’s total revenues. The Company performs ongoing credit evaluations of its customers and generally does not require collateral from them. Although bad debt write-offs have historically not been significant, allowances are established for amounts that are considered to be uncollectible. These allowances represent management’s best estimates and are based on management’s judgment after considering a number of factors including third-party credit reports, actual payment history, customer-specific financial information and broader market and economic trends and conditions. In the event that actual uncollectible amounts differ from these best estimates, changes in allowances for doubtful accounts might become necessary.

Inventory Valuation.    Inventories are stated at the lower of cost or market, with cost being computed on an average-cost basis. Provisions are made to write down potentially excess, obsolete or slow moving inventories to their net realizable value. These provisions are based on management’s best estimates after considering historical demand, projected future demand (including current backlog), inventory purchase commitments, industry and market trends and conditions, and other factors. In the event that actual excess, obsolete or slow moving inventories differ from these best estimates, changes to inventory reserves might become necessary.

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

Environmental Liabilities.    As discussed more fully below under the heading “Risk Factors—Environmental Matters,” under the terms of the Distribution, the Company and VSEA are each obligated to indemnify VMS for one-third of certain environmental investigation, monitoring, and/or remediation costs (after adjusting for any insurance proceeds and tax benefits recognized or realized by VMS for such costs). The liabilities recorded by the Company relating to these matters are based on management’s best estimates after considering currently available information regarding the cost and timing of remediation efforts, related legal matters, insurance recoveries and other environmental-related events. As additional information becomes available, these amounts are adjusted accordingly. Should the cost or timing of remediation efforts, legal matters, insurance recoveries, or other environmental-related events (including any which may be currently unidentified) differ from the Company’s current expectations and best estimates, changes to the Company’s reserves for environmental matters might become necessary.

Liquidity and Capital Resources

The Company generated $80.6 million of cash from operating activities in fiscal year 2002, which compares to $64.0 million in fiscal year 2001. The increase in cash from operating activities resulted primarily from improved net earnings and improved working capital utilization.

The Company used $76.6 million of cash for investing activities in fiscal year 2002, which compares to $42.9 million in fiscal year 2001. This increase in cash used for investing activities in fiscal year 2002 was primarily due to acquisitions completed during that period.

The Company generated $0.3 million of cash from financing activities in fiscal year 2002, which compares to $0.3 million used for financing activities in fiscal year 2001.

During fiscal year 2002, the Company established a three-year unsecured revolving bank credit facility in the amount of $50.0 million for working capital purposes. No amounts were outstanding under this credit facility as of September 27, 2002. Borrowings under this credit facility bear interest at rates of LIBOR plus 1.25% to 2.0% depending on certain financial ratios of the Company at the time of borrowing. This credit facility contains certain customary covenants that limit future borrowings of the Company and require the maintenance by the Company of certain levels of financial performance. The Company was in compliance with all such covenants and requirements.

As of September 27, 2002, the Company and its subsidiaries had $51.2 million in uncommitted and unsecured credit facilities for working capital purposes with interest rates to be established at the time of borrowing. No borrowings were outstanding under these credit facilities as of September 27, 2002. All of these credit facilities contain certain conditions and events of default customary for such facilities, with which the Company was in compliance. Of the $51.2 million in uncommitted and unsecured credit facilities, a total of $30.6 million was limited for use by or in favor of certain subsidiaries. As of September 27, 2002, a total of $10.6 million of these facilities was being utilized in the form of bank guarantees or short-term standby letters of credit related to subsidiary activity. No amounts had been drawn by beneficiaries under these guarantees and letters of credit as of September 27, 2002, and separate liabilities were recorded in the Consolidated Financial Statements at that date for advance payments or customer deposits.

As of September 27, 2002, the Company had $37.5 million in term loans outstanding compared to $43.5 million at September 28, 2001. As of September 27, 2002 and September 28, 2001, fixed interest rates on the term loans ranged from 6.7% to 7.2% and 6.7% to 7.5%, respectively. The weighted-average interest rates on the term loans were 6.9% at September 27, 2002 and September 28, 2001. The term loans contain certain covenants that limit future borrowings and the payment of cash dividends and require the maintenance of certain levels of working capital and operating results. For fiscal year 2002, the Company was in compliance with all restrictive covenants of the term loan agreements. The Company also had other long-term notes payable of $3.5 million as of September 27, 2002 with an interest rate of 0.9% and $2.6 million as of September 28, 2001 with an interest rate of 0.7%.

Future principal payments on long-term debt outstanding on September 27, 2002 were $3.3 million, $2.8 million, $3.7 million, $3.7 million, $2.5 million, and $25.0 million during fiscal years 2003, 2004, 2005, 2006, 2007, and thereafter, respectively.

The Distribution Agreement provides that the Company is responsible for certain litigation to which VAI was a party, and further provides that the Company will indemnify VMS and VSEA for one-third of the costs, expenses, and other liabilities relating to certain discontinued, former, and corporate operations of VAI, including certain environmental liabilities (see below under the heading “Risk Factors—Environmental Matters”).

In connection with certain acquisitions, the Company has accrued but not yet paid certain purchase price amounts which have been “held back” to secure the sellers’ indemnification obligations. These “holdback” amounts, which are due to be paid at various times through fiscal year 2004 (net of any indemnification claims), totaled approximately $1.5 million at September 27, 2002. In addition to the “holdback” payments, the Company is also obligated to pay additional cash purchase price amounts in the event that contingent financial or operational milestones are met by the acquired businesses. As of September 27, 2002, up to a maximum of $15.4 million could be payable through fiscal year 2006 under these contingent consideration arrangements. Any contingent payments made will be recorded as additional goodwill at the time they are earned.

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

Contractual Obligations and Other Commercial Commitments

The following table summarizes future principal payments on outstanding long-term debt and minimum rentals due for certain facilities and other leased assets under long-term, non-cancelable operating leases as of September 27, 2002:

	Fiscal Years
	2003	2004	2005	2006	2007	Thereafter	Total
(in thousands)
Long-term debt (including current portion)	$3,321	$2,763	$3,686	$3,686	$2,500	$25,000	$40,956
Operating leases	6,716	4,677	3,861	2,826	1,986	28,144	48,210

Total contractual cash obligations	$10,037	$7,440	$7,547	$6,512	$4,486	$53,144	$89,166

In addition to the above, the Company had cancelable commitments to purchase certain superconducting magnets intended for use with leading-edge NMR systems totaling approximately $36 million, net of deposits paid, as of September 27, 2002. In the event that these commitments are canceled for reasons other than the supplier’s default, the Company would be responsible for reimbursement of actual costs incurred by the supplier. As of September 27, 2002, the Company did not have any off-balance sheet commercial commitments that could result in a significant cash outflow upon the occurrence of some contingent event, except for contingent payments of up to a maximum of $15.4 million related to acquisitions as discussed under “Liquidity and Capital Resources” above, the specific timing and amounts of which are not currently determinable.

Recent Accounting Pronouncements

In July 2001, the FASB issued FAS 141, Business Combinations, and FAS 142, Goodwill and Other Intangible Assets. FAS 141 eliminates pooling-of-interests accounting prospectively and provides guidance on purchase accounting related to the recognition of intangible assets. FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. FAS 141 is effective for all business combinations completed after June 30, 2001. Under FAS 142, goodwill must be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. Upon adoption of FAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 must cease, and intangible assets acquired prior to July 1, 2001 that do not meet the new criteria for recognition as intangibles under FAS 141 must be reclassified to goodwill. Adoption of FAS 142 was required for the Company’s fiscal year 2003. The Company elected to early adopt the provisions of FAS 142 on the first day of fiscal year 2002 (September 29, 2001). In accordance with FAS 142, the Company ceased amortizing goodwill with a net carrying value totaling $85.9 million as of that date, including certain intangible assets previously classified as purchased intangible assets. In connection with the adoption of FAS 142, the Company performed a transitional impairment test and determined that there was no impairment of goodwill.

In August 2001, the FASB issued FAS 143, Accounting for Asset Retirement Obligations, which is effective for the Company’s fiscal year 2003. FAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FAS 143 applies to all entities. The Company does not expect the adoption of FAS 143 to have a significant impact on its financial condition or results of operations.

In October 2001, the FASB issued FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes FAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and portions of Accounting Principles Board Opinion No. (“APB”) 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. While FAS 144 carries forward many of the provisions of FAS 121 and APB 30, some of the key differences in the new standard are that goodwill is excluded from its scope, assets to be abandoned will be viewed as held for use and amortized over their remaining service period, and the standard broadens the presentation of discontinued operations. FAS 144 is effective for the Company’s fiscal year 2003. The Company does not expect the adoption of FAS 144 to have a significant impact on its financial condition or results of operations.

In April 2002, the FASB issued FAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, which is effective for transactions occurring after May 15, 2002. FAS 145 rescinds FAS 4 and FAS 64, which addressed the accounting for gains and losses from extinguishment of debt. FAS 44 set forth industry-specific transitional guidance that did not apply to the Company. FAS 145 amends FAS 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. FAS 145 also makes technical corrections to certain existing pronouncements that are not substantive in nature. The adoption of FAS 145 in the third quarter of fiscal year 2002 did not have a significant impact on the Company’s financial condition or results of operations.

In July 2002, the FASB issued FAS 146, Accounting for Exit or Disposal Activities. FAS 146 addresses the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance set forth in Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The scope of FAS 146 includes costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and certain termination benefits provided to employees who are involuntarily terminated. FAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of FAS 146 to have a significant impact on its financial condition or results of operations.

Risk Factors

Customer Demand.    Demand for the Company’s products depends upon, among other factors, the level of capital expenditures by current and prospective customers, the rate of economic growth in the markets in which we compete, and the competitiveness of our products and services. Changes in any of these factors could have an adverse effect on the Company’s financial condition or results of operations.

In the case of our Scientific Instruments and Vacuum Technologies segments, we must continue to assess and predict customer needs, regulatory requirements, and evolving technologies. We must develop new products, including enhancements to existing products, new services, and new applications, successfully commercialize, manufacture, market, and sell these products, and protect our intellectual property in these products. If we are unsuccessful in these areas, our financial condition or results of operations could be adversely effected.

In the case of the Company’s Electronics Manufacturing segment, we must respond quickly to our customers’ changing requirements. Customers may change, delay, or cancel orders for many reasons, including lack of success of their products or business strategies and economic conditions in the markets they serve. In addition, some customers, including start-up companies, have limited product histories and financial resources, which make them riskier customers for us. We must determine, based on our judgment and our customers’ estimates of their future requirements, what levels of business we will accept, what start-up costs to incur for new customers or products, production schedules, component procurement commitments, personnel needs, and other resource requirements. All of these decisions require predictions about the future and judgments that could be wrong. Cancellations, reductions, or delays in orders by a significant customer or group of customers, or their inability to meet financial commitments with respect to orders or shipments, could have an adverse impact on the Company’s financial condition or results of operations.

Variability of Operating Results.    The Company experiences some cyclical patterns in sales of its products. Generally, sales and earnings in the first quarter of the Company’s fiscal year are lower when compared to the preceding fourth fiscal quarter, primarily because there are fewer working days in our first fiscal quarter (October to December) and many customers defer December deliveries until the next calendar year, our second fiscal quarter. Our fourth fiscal quarter sales and earnings are often the highest in the fiscal year compared to the other three quarters, primarily because many customers spend budgeted money before their own fiscal years end. This cyclical pattern can be influenced by other factors, including general economic conditions, acquisitions, and new product introductions. Consequently, our results of operations may fluctuate significantly from quarter to quarter.

For most of the Company’s products, we operate on a short backlog, as short as a few days for some products and less than a fiscal quarter for most others. We also experience significant shipments in the last month of each quarter, in part because of how our customers place orders and schedule shipments. This can make it difficult for us to forecast our results of operations.

Certain of our leading-edge NMR systems, probes, and components (together accounting for less than 10% of the Company’s revenues and operating profits) sell for high prices and on long lead-times. These systems and components are complex; require development of new technologies and, therefore, significant research and development resources; are often intended for evolving leading-edge research applications; often have customer-specific features, custom capabilities, and specific acceptance criteria; and, in the case of NMR systems, require superconducting magnets that can be difficult to manufacture. These superconducting magnets are not manufactured by us, so our ability to ship, install and obtain customer acceptance of our leading-edge NMR systems is dependent upon the superconducting magnet supplier’s timely development, delivery and installation of magnets that perform to customer specifications. If we are unable to meet these challenges, it could have an adverse effect on the Company’s financial condition or results of operations. In addition, all of these factors can make it difficult for us to forecast shipment, installation and acceptance of leading-edge NMR systems and probes, which in turn can make it difficult for us to forecast the timing of revenue recognition and the achieved gross profit margin on these systems.

Competition.    The industries in which the Company operates—scientific instruments, vacuum technologies, and electronics manufacturing—are highly competitive. In each of these industries, we compete against many U.S. and non-U.S. companies, most with global operations. Some of our competitors have greater financial resources than we have, which may enable them to respond more quickly to new or emerging technologies, take advantage of acquisition opportunities, compete on price, or devote greater resources to research and development, engineering, manufacturing, marketing, sales, or managerial activities. Others have greater name recognition and geographic and market presence or lower cost structures than the Company. In addition, weaker demand and excess capacity in our industries could cause greater price competition as our competitors seek to maintain sales volumes and market share. Additionally, in the case of electronics manufacturing, current and prospective customers continually evaluate the merits of manufacturing products internally; there is substantial excess manufacturing capacity in the industry; certain competitors manufacture or are seeking to manufacture outside the U.S. where there can be significant cost advantages, and certain customers may be willing to move to “off-shore” manufacturing for cost reasons; larger competitors might have greater direct buying power from suppliers; and electronics manufacturing processes are generally not subject to significant intellectual property protection. For all of the foregoing reasons, competition could result in lower revenues due to lost sales or price reductions, lower margins, and loss of market share, which could have an adverse effect on the Company’s financial condition or results of operations.

Key Suppliers.    Some items purchased by the Company for the manufacture of its products, including superconducting magnets used in NMR systems, are purchased from limited or single sources of supply. The loss of a key supplier or the inability to obtain certain key raw materials or components could cause delays or reductions in shipments of our products or increase our costs, which could have an adverse effect on the Company’s financial condition or results of operations.

We have experienced and could again experience delivery delays in superconducting magnets used in NMR systems, which has and could again cause delays in our product shipments. In addition, end-users of our NMR systems require helium to operate those systems; shortages of helium could result in higher helium prices, and thus higher operating costs for NMR systems, which could impact demand for those systems.

The Company’s Electronics Manufacturing segment uses electronic components in the manufacture of its products. These components can be more or less difficult and expensive to obtain, depending on the overall demand for these components as a result of general economic cycles or other factors. Consequently, the Electronics Manufacturing segment’s results of operations may fluctuate over time.

Business Interruption.    The Company’s facilities, operations, and systems could be impacted by fire, flood, terrorism, or other natural or man-made disasters. In particular, we have significant facilities in areas prone to earthquakes, such as our production facilities and headquarters in California. Due to the limited availability, broad exclusions, and prohibitive costs, we do not have insurance policies that would cover losses resulting from an earthquake. If any of our facilities or surrounding areas were to be significantly damaged in an earthquake, it could disrupt our operations, delay shipments, and cause us to incur significant repair or replacement costs, which could have an adverse effect on the Company’s financial condition or results of operations.

The Company’s employees based in certain foreign countries are subject to collective bargaining agreements. Of these, the Company’s employees in Australia are subject to a collective bargaining agreement that will need to be renewed in April 2003. A work stoppage, strike, or other labor action at this or other facilities of the Company could have an adverse effect on the Company’s financial condition or results of operations.

Intellectual Property.    The Company’s success depends on its intellectual property. We rely on a combination of patents, copyrights, trademarks, trade secrets, confidentiality agreements, and licensing arrangements to establish and protect that intellectual property, but these protections might not be available in all countries, might not be enforceable, might not fully protect our intellectual property, and might not provide meaningful competitive advantages. Moreover, we might be required to spend significant resources to police and enforce our intellectual property rights, and we might not detect infringements of those intellectual property rights. If we fail to protect our intellectual property and enforce our intellectual property rights, our competitive position could suffer, which could have an adverse effect on the Company’s financial condition or results of operations.

Third parties might claim that the Company infringes their intellectual property rights, and we may be unaware of intellectual property rights that we are infringing. Any litigation regarding intellectual property of others could be costly and could divert personnel and resources from our operations. Claims of intellectual property infringement might also require us to develop non-infringing alternatives or enter into royalty-bearing license agreements. We also might be required to pay damages or be enjoined from developing, manufacturing, or selling infringing products. We sometimes rely on licenses to avoid these risks, but we cannot be assured that these licenses will be available in the future or on favorable terms. Failure to protect against these risks could have an adverse effect on the Company’s financial condition or results of operations.

Acquisitions.    The Company has acquired companies and operations, and intends to acquire companies and operations in the future, as part of its growth strategy. Acquisitions must be carefully evaluated and negotiated if they are to be successful. Once completed, acquired operations must be carefully integrated to realize expected synergies, efficiencies, and financial results. Some of the challenges in doing this include retaining key employees, managing operations in new geographic areas, retaining key customers, and managing transaction costs. All of this must be done without diverting management and other resources from other operations and activities. Failure to successfully evaluate, negotiate, and integrate acquisitions could have an adverse effect on the Company’s financial condition or results of operations.

Foreign Operations and Currency Exchange Rates.    A significant portion of the Company’s sales, manufacturing activities, and employees are outside of the United States. As a result, the Company is subject to various risks, including the following: duties, tariffs, and taxes; restrictions on currency conversions, fund transfers, or profit repatriations; import, export, and other trade restrictions; protective labor regulations and union contracts; compliance with local laws and regulations; travel and transportation difficulties; and adverse developments in political or economic environments in countries where we operate. Additionally, the U.S. dollar value of the Company’s net sales varies with currency exchange rate fluctuations, although the Company’s manufacturing operations in other countries often act as a natural hedge against the profitability impact of currency exchange fluctuations relative to the U.S. dollar. These risks could have an adverse effect on the Company’s financial condition or results of operations.

Key Personnel.    The Company’s success depends upon the efforts and abilities of key personnel, including research and development, engineering, manufacturing, finance, administrative, marketing, sales, and management personnel. The availability of qualified personnel can vary significantly based on factors such as the strength of the general economy. However, even in weak economic periods, there is still intense competition for personnel with certain expertise in the geographic areas where we compete for personnel.

In addition, certain employees have significant institutional and proprietary technical knowledge, which could be difficult to quickly replace. Failure to attract and retain qualified personnel, who generally do not have employment agreements or post-employment non-competition agreements, could have an adverse effect on the Company’s financial condition or results of operations.

Environmental Matters.    The Company’s operations are subject to various foreign, federal, state, and local laws regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. These regulations increase the costs and potential liabilities of the Company’s operations. However, we do not currently anticipate that the Company’s compliance with these regulations will have a material effect upon the Company’s capital expenditures, earnings, or competitive position.

VMS has been named by the U.S. Environmental Protection Agency or third parties as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, at nine sites where VAI is alleged to have shipped manufacturing waste for recycling, treatment, or disposal. In addition, VMS is overseeing and, as applicable, reimbursing third parties for environmental investigation, monitoring, and/or remediation activities under the direction of, or in consultation with, foreign, federal, state, and/or local agencies at certain current VMS or former VAI facilities. Under the terms of the Distribution, the Company and VSEA are each obligated to indemnify VMS for one-third of these environmental investigation, monitoring, and/or remediation costs (after adjusting for any insurance proceeds and tax benefits recognized or realized by VMS for such costs).

For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further environmental-related activities or to estimate the future costs of such activities if undertaken. As of September 27, 2002, it was nonetheless estimated that the Company’s share of the future exposure for environmental-related costs for these sites and facilities ranged in the aggregate from $1.8 million to $4.9 million (without discounting to present value). The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 30 years as of September 27, 2002. No amount in the foregoing range of estimated future costs is believed to be more probable of being incurred than any other amount in such range, and the Company therefore accrued $1.8 million as of September 27, 2002.

As to other sites and facilities, sufficient knowledge has been gained to be able to better estimate the scope and costs of future environmental-related activities. As of September 27, 2002, it was estimated that the Company’s share of the future exposure for environmental-related costs for these sites and facilities ranged in the aggregate from $6.3 million to $13.6 million (without discounting to present value). The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 30 years as of September 27, 2002. As to each of these sites and facilities, it was determined that a particular amount within the range of estimated costs was a better estimate of the future environmental-related cost than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. Together, these amounts totaled $7.6 million at September 27, 2002. The Company therefore accrued $5.1 million as of September 27, 2002, which represents the best estimate of its share of these future environmental-related costs discounted at 4%, net of inflation. This accrual is in addition to the $1.8 million described in the preceding paragraph.

At September 27, 2002, the Company’s reserve for environmental-related costs, based upon future environmental-related costs estimated by the Company as of that date, was calculated as follows:

	Recurring Costs	Non-Recurring Costs	Total Anticipated Future Costs
(in millions)
Fiscal Year
2003	$0.3	$0.9	$1.2
2004	0.3	0.3	0.6
2005	0.3	0.2	0.5
2006	0.3	0.1	0.4
2007	0.3	0.2	0.5
Thereafter	4.9	1.3	6.2

Total costs	$6.4	$3.0	9.4

Less imputed interest			(2.5)

Reserve amount			6.9
Less current portion			(1.2)

Long term (included in Other liabilities)			$5.7

The foregoing amounts are only estimates of anticipated future environmental-related costs, and the amounts actually spent in the years indicated may be greater or less than such estimates. The aggregate range of cost estimates reflects various uncertainties inherent in many environmental investigation, monitoring, and remediation activities and the large number of sites where such investigation, monitoring, and remediation activities are being undertaken.

An insurance company agreed to pay a portion of certain of VAI’s (now VMS’) future environmental-related costs for which the Company has an indemnity obligation, and the Company therefore has a $1.3 million receivable in Other assets as of September 27, 2002 for the Company’s share of such recovery. The Company has not reduced any environmental-related liability in anticipation of recoveries from third parties.

We believe that the Company’s reserves for the foregoing and other environmental-related matters are adequate, but as the scope of its obligation becomes more clearly defined, these reserves may be modified, and related charges or credits against earnings may be made. Although any ultimate liability arising from environmental-related matters could result in significant expenditures that, if aggregated and assumed to occur within a single fiscal year, would be material to the Company’s financial statements, the likelihood of such occurrence is considered remote. Based on information currently available and our best assessment of the ultimate amount and timing of environmental-related events, we believe that the costs of environmental-related matters are not reasonably likely to have a material adverse effect on the Company’s financial condition or results of operations.

Governmental Regulations.    The Company’s businesses are subject to many governmental regulations in the U.S. and other countries, including with respect to protection of the environment, employee health and safety, labor matters, product safety, medical devices, import, export, competition, and sales to governmental entities. These regulations are complex and change frequently. We incur significant costs to comply with governmental regulations, and failure to comply could result in suspension of or restrictions on our operations, product recalls, fines and other civil and criminal penalties, private party litigation, and damage to our reputation, which could have an adverse effect on the Company’s financial condition or results of operations.

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk

Foreign Currency Exchange Risk

The Company typically hedges its foreign currency exposures associated with certain assets and liabilities denominated in non-functional currencies and with certain forecasted foreign currency cash flows. The success of the Company’s hedging activities depends on its ability to forecast transaction activity in various currencies. To the extent that these forecasts are overstated or understated during periods of currency volatility, the Company could experience unanticipated currency gains or losses. However, any such gains or losses would be substantially offset by losses or gains from the related foreign exchange forward contracts. As a result, the effect of an immediate 10% change in exchange rates would not be material to the Company’s financial condition or results of operations. The Company’s foreign exchange forward contracts generally range from one to 12 months in original maturity.

At September 27, 2002, forward contracts to sell Japanese yen having an aggregate notional value of $6.6 million were designated as cash flow hedges of forecasted sale transactions. These contracts were deemed to be highly effective, and as a result, a loss of $0.2 million (net of tax) on these contracts is included in accumulated other comprehensive loss in stockholders’ equity. A summary of all forward exchange contracts that were outstanding as of September 27, 2002 follows:

	Notional Value Sold	Notional Value Purchased
(in thousands)
Euro	$—	$30,018
Australian dollar	—	15,959
Japanese yen	10,498	—
Canadian dollar	8,181	—
British pound	4,210	—
Swedish krona	—	2,877

Total	$22,889	$48,854

Interest Rate Risk

The Company has no material exposure to market risk for changes in interest rates. The Company invests any excess cash primarily in short-term U.S. Treasury securities and money market funds, and changes in interest rates would not be material to the Company’s financial condition or results of operations. The Company primarily enters into debt obligations to support general corporate purposes, including working capital requirements, capital expenditures, and acquisitions. At September 27, 2002, the Company’s debt obligations had fixed interest rates.

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

Debt Obligations

Principal Amounts and Related Weighted-Average Interest Rates By Year of Maturity

	Fiscal Year
(dollars in thousands)	2003	2004	2005	2006	2007	Thereafter	Total
Long-term debt (including current portion)	$3,321	$2,763	$3,686	$3,686	$2,500	$25,000	$40,956
Average interest rate	6.2%	6.7%	4.9%	4.9%	7.2%	6.7%	6.4%

Item 8.    Financial Statements and Supplementary Data

The response to this Item is submitted as a separate section to this Report. See Item 15—Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information required by this Item with respect to the Company’s executive officers is incorporated herein by reference from the information contained in Item 1 of Part I of this Report under the caption “Executive Officers.” The information required by this Item with respect to the Company’s directors and nominees for directors is incorporated herein by reference from the information provided under the heading “Proposal One—Election of Directors” of the Company’s Proxy Statement. The information required by Item 405 of Regulation S-K is incorporated herein by reference from the information provided under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s Proxy Statement.

Item 11.    Executive Compensation

The information required by this Item is incorporated herein by reference from the information provided under the heading “Executive Compensation Information” of the Company’s Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference from the information provided under the headings “Equity Compensation Plan Information” and “Stock Ownership of Certain Beneficial Owners” of the Company’s Proxy Statement.

Item 13.    Certain Relationships and Related Transactions

None.

Item 14.    Controls and Procedures

Within the 90-day period prior to the filing of this Annual Report on Form 10-K, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the disclosure controls subsequent to the date of that evaluation.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following documents are filed as a part of this Report:

(1)	Consolidated Financial Statements: (see Index on page F-1 of this Report)

•	Report of Independent Accountants

•	Consolidated Statement of Earnings for fiscal years 2002, 2001, and 2000

•	Consolidated Balance Sheet at fiscal year end 2002 and 2001

•	Consolidated Statement of Stockholders’ Equity for fiscal years 2002, 2001, and 2000

•	Consolidated Statement of Cash Flows for fiscal years 2002, 2001, and 2000

•	Notes to the Consolidated Financial Statements

(2)	Consolidated Financial Statement Schedule: (see Index on page F-1 of this Report)

The following Financial Statement Schedule of the registrant and its subsidiaries for fiscal years 2002, 2001, and 2000 is filed as a part of this Report and should be read in conjunction with the Consolidated Financial Statements of the registrant and its subsidiaries.

Schedule
II	Valuation and Qualifying Accounts.

All other required schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the Consolidated Financial Statements or the Notes thereto.

(3)	Exhibits

Exhibit No.	Description
2.1
Amended and Restated Distribution Agreement, dated as of January 14, 1999, among Varian Associates, Inc., Varian Semiconductor Equipment Associates, Inc. and Varian, Inc. (incorporated herein by reference to Exhibit 2.1 of the registrant’s Form 10-Q for the quarter ended April 2, 1999).

3.1	Restated Certificate of Incorporation (as amended) of Varian, Inc. (incorporated herein by reference to Exhibits 3.1 and 3.2 of the registrant’s Form 10-Q for the quarter ended April 2, 1999).

3.2	By-Laws of Varian, Inc. (incorporated herein by reference to Exhibit 3.3 of the registrant’s Form 10-Q for the quarter ended April 2, 1999).

4.1	Specimen Common Stock certificate (incorporated herein by reference to Exhibit 4.1 of the registrant’s Form 10/A filed on March 8, 1999).

4.2
Rights Agreement, dated as of February 18, 1999, between Varian, Inc. and First Chicago Trust Company of New York, as Rights Agent (incorporated herein by reference to Exhibit 4.2 of the registrant’s Form 10/A filed on March 8, 1999).

4.3
First Amendment to Rights Agreement, dated as of November 2, 2001, between Varian, Inc. and First Chicago Trust Company of New York (incorporated herein by reference to Exhibit 2 of the registrant’s Form 8-A/A filed on November 21, 2001).

10.1
Employee Benefits Allocation Agreement, dated as of April 2, 1999, among Varian Associates, Inc., Varian Semiconductor Equipment Associates, Inc. and Varian, Inc. (incorporated herein by reference to Exhibit 10.1 of the registrant’s Form 10-Q for the quarter ended April 2, 1999).

10.2
Intellectual Property Agreement, dated as of April 2, 1999, among Varian Associates, Inc., Varian Semiconductor Equipment Associates, Inc. and Varian, Inc. (incorporated herein by reference to Exhibit 10.2 of the registrant’s Form 10-Q for the quarter ended April 2, 1999).

10.3
Tax Sharing Agreement, dated as of April 2, 1999, among Varian Associates, Inc., Varian Semiconductor Equipment Associates, Inc. and Varian, Inc. (incorporated herein by reference to Exhibit 10.3 of the registrant’s Form 10-Q for the quarter ended April 2, 1999).

Exhibit No.	Description
10.4
Varian, Inc. Amended and Restated Note Purchase and Private Shelf Agreement and Assumption dated as of April 2, 1999 (incorporated herein by reference to Exhibit 10.6 of the registrant’s Form 10-Q for the quarter ended April 2, 1999).

10.5*	Varian, Inc. Omnibus Stock Plan (incorporated herein by reference to Exhibit 10.9 of the registrant’s Form 10 filed on February 12, 1999).

10.6*	First Amendment to Varian, Inc. Omnibus Stock Plan (incorporated herein by reference to Exhibit 10.19 of the registrant’s Form 10-Q for the quarter ended December 28, 2001).

10.7*	Varian, Inc. Management Incentive Plan (incorporated herein by reference to Exhibit 10.10 of the registrant’s Form 10/A filed on February 12, 1999).

10.8*	Amended and Restated Varian, Inc. Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10.8 of the registrant’s Form 10-K for the year ended October 1, 1999).

10.9*	Varian, Inc. Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.1 of the registrant’s Form 10-Q for the quarter ended March 31, 2000).

10.10*	Form of Indemnity Agreement between Varian, Inc. and its Directors and Officers (incorporated herein by reference to Exhibit 10.8 of the registrant’s Form 10/A filed on March 8, 1999).

10.11*
Amended and Restated Change in Control Agreement, dated as of April 2, 1999, between Varian, Inc. and Allen J. Lauer (incorporated herein by reference to Exhibit 10.10 of the registrant’s Form 10-K for the year ended October 1, 1999).

10.12*
Change in Control Agreement, dated as of April 16, 1999, between Varian, Inc. and G. Edward McClammy (incorporated herein by reference to Exhibit 10.1 of the registrant’s Form 10-Q for the quarter ended July 2, 1999).

10.13*
Amended and Restated Change in Control Agreement, dated as of February 25, 2000, between Varian, Inc. and Sergio Piras (incorporated herein by reference to Exhibit 10.2 of the registrant’s Form 10-Q for the quarter ended March 31, 2000).

10.14*
Amended and Restated Change in Control Agreement, dated as of February 25, 2000, between Varian, Inc. and C. Wilson Rudd (incorporated herein by reference to Exhibit 10.3 of the registrant’s Form 10-Q for the quarter ended March 31, 2000).

10.15*
Amended and Restated Change in Control Agreement, dated as of April 2, 1999, between Varian, Inc. and Arthur W. Homan (incorporated herein by reference to Exhibit 10.11 of the registrant’s Form 10-K for the year ended October 1, 1999).

10.16*
Amended and Restated Change in Control Agreement, dated as of April 9, 2001, between Varian, Inc. and Garry W. Rogerson (incorporated herein by reference to Exhibit 10.22 of the registrant’s Form 10-Q for the quarter ended June 29, 2001).

10.17*	Description of Compensatory Arrangements Between Registrant and Non-Employee Directors.

10.18*
Description of Certain Compensatory Arrangements Between Registrant and Executive Officers (incorporated herein by reference to Exhibit 10.17 of the registrant’s Form 10-K for the year ended September 28, 2001).

18.1	Preferability letter regarding inventory accounting principle change (incorporated herein by reference to Exhibit 18.1 of the registrant’s Form 10-K for the year ended September 29, 2000).

21	Subsidiaries of the Registrant.

23	Consent of Independent Accountants.

99.1	Certification Pursuant to Section 1350 to Chapter 63 of Title 18 of the United States Code as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification Pursuant to Section 1350 to Chapter 63 of Title 18 of the United States Code as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VARIAN, INC. (Registrant)

Dated: December 5, 2002	By:	/s/ G. Edward McClammy
G. Edward McClammy Senior Vice President, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Allen J. Lauer Allen J. Lauer	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	December 5, 2002

/s/ G. Edward McClammy G. Edward McClammy	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	December 5, 2002

/s/ Franco N. Palomba Franco N. Palomba	Vice President and Controller (Principal Accounting Officer)	December 5, 2002

/s/ Richard U. De Schutter Richard U. De Schutter	Director	December 5, 2002

/s/ John G. McDonald John G. McDonald	Director	December 5, 2002

/s/ Wayne R. Moon Wayne R. Moon	Director	December 5, 2002

/s/ Elizabeth E. Tallett Elizabeth E. Tallett	Director	December 5, 2002

CERTIFICATIONS

I, Allen J. Lauer, certify that:

1.	I have reviewed this annual report on Form 10-K of Varian, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: December 5, 2002

/s/ Allen J. Lauer
Allen J. Lauer Chairman of the Board and Chief Executive Officer

CERTIFICATIONS

I, G. Edward McClammy, certify that:

1.	I have reviewed this annual report on Form 10-K of Varian, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: December 5, 2002

/s/ G. Edward McClammy
G. Edward McClammy Senior Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Set forth below is a list of exhibits that are being filed or incorporated by reference into this Report:

Exhibit No.	Description
2.1
Amended and Restated Distribution Agreement, dated as of January 14, 1999, among Varian Associates, Inc., Varian Semiconductor Equipment Associates, Inc. and Varian, Inc. (incorporated herein by reference to Exhibit 2.1 of the registrant’s Form 10-Q for the quarter ended April 2, 1999).

3.1	Restated Certificate of Incorporation (as amended) of Varian, Inc. (incorporated herein by reference to Exhibits 3.1 and 3.2 of the registrant’s Form 10-Q for the quarter ended April 2, 1999).

3.2	By-Laws of Varian, Inc. (incorporated herein by reference to Exhibit 3.3 of the registrant’s Form 10-Q for the quarter ended April 2, 1999).

4.1	Specimen Common Stock certificate (incorporated herein by reference to Exhibit 4.1 of the registrant’s Form 10/A filed on March 8, 1999).

4.2
Rights Agreement, dated as of February 18, 1999, between Varian, Inc. and First Chicago Trust Company of New York, as Rights Agent (incorporated herein by reference to Exhibit 4.2 of the registrant’s Form 10/A filed on March 8, 1999).

4.3
First Amendment to Rights Agreement, dated as of November 2, 2001, between Varian, Inc. and First Chicago Trust Company of New York (incorporated herein by reference to Exhibit 2 of the registrant’s Form 8-A/A filed on November 21, 2001).

10.1
Employee Benefits Allocation Agreement, dated as of April 2, 1999, among Varian Associates, Inc., Varian Semiconductor Equipment Associates, Inc. and Varian, Inc. (incorporated herein by reference to Exhibit 10.1 of the registrant’s Form 10-Q for the quarter ended April 2, 1999).

10.2
Intellectual Property Agreement, dated as of April 2, 1999, among Varian Associates, Inc., Varian Semiconductor Equipment Associates, Inc. and Varian, Inc. (incorporated herein by reference to Exhibit 10.2 of the registrant’s Form 10-Q for the quarter ended April 2, 1999).

10.3
Tax Sharing Agreement, dated as of April 2, 1999, among Varian Associates, Inc., Varian Semiconductor Equipment Associates, Inc. and Varian, Inc. (incorporated herein by reference to Exhibit 10.3 of the registrant’s Form 10-Q for the quarter ended April 2, 1999).

10.4
Varian, Inc. Amended and Restated Note Purchase and Private Shelf Agreement and Assumption dated as of April 2, 1999 (incorporated herein by reference to Exhibit 10.6 of the registrant’s Form 10-Q for the quarter ended April 2, 1999).

10.5*	Varian, Inc. Omnibus Stock Plan (incorporated herein by reference to Exhibit 10.9 of the registrant’s Form 10 filed on February 12, 1999).

10.6*	First Amendment to Varian, Inc. Omnibus Stock Plan (incorporated herein by reference to Exhibit 10.19 of the registrant’s Form 10-Q for the quarter ended December 28, 2001).

10.7*	Varian, Inc. Management Incentive Plan (incorporated herein by reference to Exhibit 10.10 of the registrant’s Form 10/A filed on February 12, 1999).

10.8*	Amended and Restated Varian, Inc. Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10.8 of the registrant’s Form 10-K for the year ended October 1, 1999).

10.9*	Varian, Inc. Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.1 of the registrant’s Form 10-Q for the quarter ended March 31, 2000).

10.10*	Form of Indemnity Agreement between Varian, Inc. and its Directors and Officers (incorporated herein by reference to Exhibit 10.8 of the registrant’s Form 10/A filed on March 8, 1999).

10.11*
Amended and Restated Change in Control Agreement, dated as of April 2, 1999, between Varian, Inc. and Allen J. Lauer (incorporated herein by reference to Exhibit 10.10 of the registrant’s Form 10-K for the year ended October 1, 1999).

10.12*
Change in Control Agreement, dated as of April 16, 1999, between Varian, Inc. and G. Edward McClammy (incorporated herein by reference to Exhibit 10.1 of the registrant’s Form 10-Q for the quarter ended July 2, 1999).

Exhibit No.	Description
10.13*
Amended and Restated Change in Control Agreement, dated as of February 25, 2000, between Varian, Inc. and Sergio Piras (incorporated herein by reference to Exhibit 10.2 of the registrant’s Form 10-Q for the quarter ended March 31, 2000).

10.14*
Amended and Restated Change in Control Agreement, dated as of February 25, 2000, between Varian, Inc. and C. Wilson Rudd (incorporated herein by reference to Exhibit 10.3 of the registrant’s Form 10-Q for the quarter ended March 31, 2000).

10.15*
Amended and Restated Change in Control Agreement, dated as of April 2, 1999, between Varian, Inc. and Arthur W. Homan (incorporated herein by reference to Exhibit 10.11 of the registrant’s Form 10-K for the year ended October 1, 1999).

10.16*
Amended and Restated Change in Control Agreement, dated as of April 9, 2001, between Varian, Inc. and Garry W. Rogerson (incorporated herein by reference to Exhibit 10.22 of the registrant’s Form 10-Q for the quarter ended June 29, 2001).

10.17*	Description of Compensatory Arrangements Between Registrant and Non-Employee Directors.

10.18*
Description of Certain Compensatory Arrangements Between Registrant and Executive Officers (incorporated herein by reference to Exhibit 10.17 of the registrant’s Form 10-K for the year ended September 28, 2001).

18.1	Preferability letter regarding inventory accounting principle change (incorporated herein by reference to Exhibit 18.1 of the registrant’s Form 10-K for the year ended September 29, 2000).

21	Subsidiaries of the Registrant.

23	Consent of Independent Accountants.

99.1	Certification Pursuant to Section 1350 to Chapter 63 of Title 18 of the United States Code as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification Pursuant to Section 1350 to Chapter 63 of Title 18 of the United States Code as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

VARIAN, INC. AND SUBSIDIARY COMPANIES

ANNUAL REPORT ON FORM 10-K

INDEX OF CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

The following Consolidated Financial Statements of the registrant and its subsidiaries are required to be included in Item 8:

The following Consolidated Financial Statement Schedule of the registrant and its subsidiaries for fiscal years 2002, 2001, and 2000 is filed as a part of this Report as required to be included in Item 15(a) and should be read in conjunction with the Consolidated Financial Statements of the registrant and its subsidiaries:

Schedule		Page
II	Valuation and Qualifying Accounts	F-26

All other required schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the Consolidated Financial Statements or the Notes thereto.

VARIAN, INC. AND SUBSIDIARY COMPANIES
REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Varian, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Varian, Inc. and its subsidiaries at September 27, 2002 and September 28, 2001, and the results of their operations and their cash flows for each of the three years in the period ended September 27, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

San Jose, California
October 23, 2002

VARIAN, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF EARNINGS
(In thousands, except per share amounts)

	Fiscal Year
	2002	2001	2000
Sales	$779,893	$749,201	$704,440
Cost of sales	484,200	468,084	438,164

Gross profit	295,693	281,117	266,276

Operating expenses
Sales and marketing	132,304	130,568	123,002
Research and development	39,918	35,632	31,806
General and administrative	39,509	41,068	37,934
Purchased in-process research and development	890	—	980

Total operating expenses	212,621	207,268	193,722

Operating earnings	83,072	73,849	72,554
Interest expense, net	1,905	1,221	1,787

Earnings before income taxes and cumulative effect of change in accounting principle	81,167	72,628	70,767
Income tax expense	29,540	28,325	27,982

Earnings before cumulative effect of change in accounting principle	51,627	44,303	42,785
Cumulative effect of change in accounting principle, net of tax of $4,767	—	(7,455)	—

Net earnings	$51,627	$36,848	$42,785

Net earnings per share:
Basic
Before cumulative effect of change in accounting principle	$1.54	$1.34	$1.35
Cumulative effect of change in accounting principle, net of tax	—	(0.22)	—

After cumulative effect of change in accounting principle	$1.54	$1.12	$1.35

Diluted
Before cumulative effect of change in accounting principle	$1.48	$1.29	$1.26
Cumulative effect of change in accounting principle, net of tax	—	(0.22)	—

After cumulative effect of change in accounting principle	$1.48	$1.07	$1.26

Shares used in per share calculations:
Basic	33,578	33,013	31,742

Diluted	34,928	34,470	33,853

See accompanying Notes to the Consolidated Financial Statements.

VARIAN, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEET
(In thousands, except par value amounts)

	Fiscal Year End
	2002	2001
ASSETS

Current assets
Cash and cash equivalents	$65,145	$59,879
Accounts receivable, net	168,958	158,280
Inventories	116,252	119,498
Deferred taxes	30,644	26,303
Other current assets	16,084	11,084

Total current assets	397,083	375,044
Property, plant and equipment, net	105,871	90,528
Goodwill	115,922	85,906
Intangible assets, net	12,153	4,019
Other assets	3,575	3,760

Total assets	$634,604	$559,257

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current portion of long-term debt	$3,321	$6,424
Accounts payable	52,086	48,728
Deferred profit	20,952	21,705
Accrued liabilities	122,819	124,754

Total current liabilities	199,178	201,611
Long-term debt	37,635	39,656
Deferred taxes	8,191	2,801
Other liabilities	9,879	9,918

Total liabilities	254,883	253,986

Commitments and contingencies (Notes 6, 11, and 15)

Stockholders’ equity
Preferred stock—par value $0.01, authorized—1,000 shares; issued—none	—	—
Common stock—par value $0.01, authorized—99,000 shares; issued and outstanding—33,951 shares at September 27, 2002 and 33,224 shares at September 28, 2001	251,904	236,660
Retained earnings	144,419	92,792
Accumulated other comprehensive loss	(16,602)	(24,181)

Total stockholders’ equity	379,721	305,271

Total liabilities and stockholders’ equity	$634,604	$559,257

See accompanying Notes to the Consolidated Financial Statements.

VARIAN, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance, fiscal year end 1999	30,563	$190,839	$13,159	$—	$—	$203,998
Net transfers from VMS	—	1,095	—	—	—	1,095
Issuance of common stock	2,544	28,575	—	—	—	28,575
Tax benefits from stock option exercises	—	12,025	—	—	—	12,025
Repurchase of common stock	—	—	—	(9,696)	—	(9,696)
Retirement of treasury stock	(273)	(9,696)	—	9,696	—	—
Currency translation adjustment	—	—	—	—	(22,676)	(22,676)
Net earnings	—	—	42,785	—	—	42,785

Balance, fiscal year end 2000	32,834	222,838	55,944	—	(22,676)	256,106
Issuance of common stock	390	5,466	—	—	—	5,466
Tax benefits from stock option exercises	—	8,356	—	—	—	8,356
Currency translation adjustment	—	—	—	—	(1,505)	(1,505)
Net earnings	—	—	36,848	—	—	36,848

Balance, fiscal year end 2001	33,224	236,660	92,792	—	(24,181)	305,271
Issuance of common stock	777	10,739	—	—	—	10,739
Tax benefits from stock option exercises	—	6,086	—	—	—	6,086
Repurchase of common stock	—	—	—	(1,581)	—	(1,581)
Retirement of treasury stock	(50)	(1,581)	—	1,581	—	—
Currency translation adjustment	—	—	—	—	7,810	7,810
Cash flow hedge fair value adjustments	—	—	—	—	(231)	(231)
Net earnings	—	—	51,627	—	—	51,627

Balance, fiscal year end 2002	33,951	$251,904	$144,419	$—	$(16,602)	$379,721

See accompanying Notes to the Consolidated Financial Statements.

VARIAN, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

	Fiscal Year
	2002	2001	2000
Cash flows from operating activities
Net earnings	$51,627	$36,848	$42,785
Adjustments to reconcile net earnings to net cash provided by operating activities
Cumulative effect of change in accounting principle, net of tax	—	7,455	—
Depreciation and amortization	21,331	21,503	17,709
Loss (gain) on disposition of property, plant and equipment	307	238	(33)
Purchased in-process research and development	890	—	980
Tax benefit from stock option exercises	6,086	8,356	12,025
Deferred taxes	(1,554)	(4,360)	(2,347)
Changes in assets and liabilities, excluding effects of acquisitions
Accounts receivable, net	(2,783)	15,205	(23,214)
Inventories	8,190	(9,072)	(20,455)
Other current assets	(2,594)	(1,520)	(2,391)
Other assets	1,517	662	(1,337)
Accounts payable	869	(10,842)	12,712
Deferred profit	(752)	9,483	—
Accrued liabilities	(2,540)	(8,514)	20,572
Other liabilities	(25)	(1,447)	4,766

Net cash provided by operating activities	80,569	63,995	61,772

Cash flows from investing activities
Proceeds from sale of property, plant and equipment	463	823	479
Purchase of property, plant and equipment	(21,598)	(27,620)	(21,610)
Purchase of businesses, net of cash acquired	(55,438)	(16,061)	(32,774)

Net cash used in investing activities	(76,573)	(42,858)	(53,905)

Cash flows from financing activities
Net repayment of debt	(6,019)	(4,672)	(5,682)
Repurchase of common stock	(1,581)	—	(9,696)
Issuance of common stock	10,739	5,466	28,575
Net transfers to Varian Medical Systems, Inc.	(2,882)	(1,137)	(1,191)

Net cash provided by (used in) financing activities	257	(343)	12,006

Effects of exchange rate changes on cash and cash equivalents	1,013	(623)	(3,513)

Net increase in cash and cash equivalents	5,266	20,171	16,360
Cash and cash equivalents at beginning of period	59,879	39,708	23,348

Cash and cash equivalents at end of period	$65,145	$59,879	$39,708

Supplemental cash flow information
Income taxes paid	$27,915	$28,061	$10,637

Interest paid	$2,857	$3,318	$3,714

See accompanying Notes to the Consolidated Financial Statements.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Description of Business and Basis of Presentation

Varian, Inc., together with its subsidiaries (collectively, the “Company”), is a major supplier of scientific instruments and consumable laboratory supplies, vacuum products and services, and electronics manufacturing services. These businesses primarily serve life science, industrial, academic, and research customers.

Until April 2, 1999, the business of the Company was operated as the Instruments business (“IB”) of Varian Associates, Inc. (“VAI”). VAI contributed IB to the Company; then on April 2, 1999, VAI distributed to the holders of record of VAI common stock on March 24, 1999 one share of common stock of the Company for each share of VAI common stock outstanding on April 2, 1999 (the “Distribution”). At the same time, VAI contributed its Semiconductor Equipment business to Varian Semiconductor Equipment Associates, Inc. (“VSEA”) and distributed to the holders of record of VAI common stock on March 24, 1999 one share of common stock of VSEA for each share of VAI common stock outstanding on April 2, 1999. VAI retained its Health Care Systems business and changed its name to Varian Medical Systems, Inc. (“VMS”) effective as of April 3, 1999. These transactions were accomplished under the terms of an Amended and Restated Distribution Agreement dated as of January 14, 1999 by and among the Company, VAI, and VSEA (the “Distribution Agreement”). For purposes of providing an orderly transition and to define certain ongoing relationships between and among the Company, VMS, and VSEA after the Distribution, the Company, VMS, and VSEA also entered into certain other agreements which include an Employee Benefits Allocation Agreement, an Intellectual Property Agreement, and a Tax Sharing Agreement. Transfers made to VMS pursuant to these agreements are reflected as financing activities in the Consolidated Statement of Cash Flows.

Note 2.    Summary of Significant Accounting Policies

Fiscal year.    The Company’s fiscal years reported are the 52- or 53-week periods which ended on the Friday nearest September 30. Fiscal year 2002 comprises the 52-week period ended on September 27, 2002. Fiscal year 2001 comprises the 52-week period ended on September 28, 2001. Fiscal year 2000 comprises the 52-week period ended on September 29, 2000.

Principles of Consolidation.    The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates.    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in these Consolidated Financial Statements include allowances for doubtful accounts receivable, inventory valuation reserves, product warranty reserves, and environmental liabilities. Actual results could differ from these estimates.

Revenue Recognition.    In December 1999, the staff of the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”). The SEC staff addressed several issues in SAB 101, including the timing of revenue recognition for sales that involve contractual customer acceptance provisions and installation. Under SAB 101, revenue may be recognized when persuasive evidence of an arrangement exists, delivery has occurred, the contract price is fixed or determinable, and collection is reasonably assured. The Company adopted the provisions of SAB 101 in fiscal year 2001. In accordance with SAB 101, the Company recorded a non-cash charge of $7.5 million (after reduction for income taxes of $4.7 million), or $0.22 per share, to reflect the cumulative effect of the accounting change as of the beginning of fiscal year 2001. The deferred profit balance as a result of the adoption of SAB 101 as of September 30, 2000 (the first day of fiscal year 2001) was $12.6 million.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company derives revenues from three sources—system sales, part sales, and service contracts. For system sales and parts sales, revenue is generally recognized when persuasive evidence of an arrangement exists, delivery has occurred, the contract price is fixed or determinable, and collection is reasonably assured. System sales that do not involve unique customer acceptance terms or new specifications or technology with customer acceptance provisions, and that involve installation services are accounted for as multiple-element arrangements, where the larger of the contractual billing hold back or the fair value of the installation service is deferred when the product is delivered and recognized when the installation is complete. In all cases, the fair value of undelivered elements, such as accessories ordered by customers, is deferred until the related items are delivered to the customer. For certain other system sales that do involve unique customer acceptance terms or new specifications or technology with customer acceptance provisions, all revenue is generally deferred until customer acceptance. Deferred revenue from such system sales is presented, net of related deferred cost of sales, as deferred profit in the accompanying Consolidated Balance Sheet.

Revenue related to service contracts is recognized ratably over the duration of the contracts. Unearned maintenance and service contract revenue is included in accrued liabilities. Service revenues were less than 10% of revenues in all periods presented.

The Company’s products are generally subject to warranties, and the Company provides for the estimated future costs of repair or replacement in cost of sales at the time the related sale is recognized.

Foreign Currency Translation.    The Company uses the local currency as the functional currency in each country in which it operates. The functional currencies of the Company’s operations are primarily the U.S. dollar, and to a lesser extent the Euro, Australian dollar, Japanese yen, and various other currencies. Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at exchange rates at the end of the fiscal year and income and expense items are translated at rates of exchange prevailing during the year. Translation gains and losses are included in the cumulative translation adjustment component of accumulated other comprehensive loss. Gains (losses) arising from transactions denominated in currencies other than a subsidiary’s functional currency are reflected in general and administrative expenses, and amounted to approximately $0.2 million during fiscal year 2002, $(0.5) million during fiscal year 2001, and $(0.6) million during fiscal year 2000.

Concentration of Credit Risk.    Financial instruments that potentially subject the Company to concentrations of credit risk comprise cash and cash equivalents, trade accounts receivable, notes receivable, and forward exchange contracts. The Company invests primarily in short-term U.S. Treasury securities and diversified money market accounts. The Company sells its products and extends trade credit to a large number of customers, who are dispersed across many different industries and geographies. The Company performs ongoing credit evaluations of these customers and generally does not require collateral from them. Trade accounts receivable include allowances for doubtful accounts as of fiscal year end 2002 and 2001 of $2.3 million and $2.2 million, respectively. The Company seeks to minimize credit risk relating to forward exchange contracts by limiting its counter-parties to major financial institutions. No single customer represented 10% or more of the Company’s total sales in fiscal year 2002, 2001, or 2000.

Cash and Cash Equivalents.    The Company considers currency on hand, demand deposits, and all highly liquid debt securities with an original maturity of three months or less to be cash and cash equivalents. The cost basis of cash and cash equivalents approximates fair value due to the short period of time to maturity.

Inventories.    Inventories are stated at the lower of cost or market, with cost being computed on an average-cost basis. Provisions are made for potentially excess or slow-moving inventories.

Property, Plant and Equipment.    Property, plant and equipment are stated at cost. Major improvements are capitalized, while maintenance and repairs are expensed currently. Plant and equipment are depreciated over their estimated useful lives using the straight-line method for financial reporting

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

purposes and accelerated methods for tax purposes. Machinery and equipment lives vary from three to 10 years, and buildings are depreciated over 20 to 40 years. Purchased software is depreciated over five years. Leasehold improvements are amortized using the straight-line method over their estimated useful lives, or the remaining term of the lease, whichever is less. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation are removed from the accounts.

Goodwill and Intangible Assets.    In July 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. (“FAS”) 141, Business Combinations, and FAS 142, Goodwill and Other Intangible Assets. FAS 141 eliminates pooling-of-interests accounting prospectively and provides guidance on purchase accounting related to the recognition of intangible assets. FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. FAS 141 is effective for all business combinations completed after June 30, 2001. Under FAS 142, goodwill must be tested for impairment annually and whenever events or circumstances occur indicating that goodwill might be impaired. Upon adoption of FAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 must cease, and intangible assets acquired prior to July 1, 2001 that do not meet the new criteria for recognition as intangibles must be reclassified to goodwill. Adoption of FAS 142 was required for the Company’s fiscal year 2003.

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

Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from two to 20 years.

Research and Development.    Research and development costs related to both present and future products are expensed when incurred.

Long-Lived Assets.    Long-lived assets held and used by the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. All long-lived assets to be disposed of are reported at the lower of carrying amount or fair market value, less expected selling costs.

Stock-Based Compensation.    The Company has adopted the pro forma disclosure provisions of FAS 123, Accounting for Stock-Based Compensation. Accordingly, the Company applies the intrinsic value method as prescribed by Accounting Principles Board Opinion No. (“APB”) 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its employee stock compensation plans.

Comprehensive Income (Loss).    The Company’s comprehensive income is comprised of net earnings, foreign currency translation adjustments, and changes in the fair value of highly effective cash flow hedge transactions. Comprehensive income was $59.2 million, $35.3 million, and $20.1 million in fiscal years 2002, 2001, and 2000, respectively. Accumulated other comprehensive loss is reflected in the Consolidated Statement of Stockholders’ Equity.

Recent Accounting Pronouncements.    In August 2001, the FASB issued FAS 143, Accounting for Asset Retirement Obligations, which is effective for the Company’s fiscal year 2003. FAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FAS 143 applies to all entities. The Company does not expect the adoption of FAS 143 to have a significant impact on its financial condition or results of operations.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In October 2001, the FASB issued FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes FAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and portions of APB 30, Reporting the Results of Operations— Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. While FAS 144 carries forward many of the provisions of FAS 121 and APB 30, some of the key differences in the new standard are that goodwill is excluded from its scope, assets to be abandoned will be viewed as held for use and amortized over their remaining service period, and the standard broadens the presentation of discontinued operations. FAS 144 is effective for the Company’s fiscal year 2003. The Company does not expect the adoption of FAS 144 to have a significant impact on its financial condition or results of operations.

In April 2002, the FASB issued FAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, which is effective for transactions occurring after May 15, 2002. FAS 145 rescinds FAS 4 and FAS 64, which addressed the accounting for gains and losses from extinguishment of debt. FAS 44 set forth industry-specific transitional guidance that did not apply to the Company. FAS 145 amends FAS 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. FAS 145 also makes technical corrections to certain existing pronouncements that are not substantive in nature. The adoption of FAS 145 in the third quarter of fiscal year 2002 did not have a significant impact on the Company’s financial condition or results of operations.

In July 2002, the FASB issued FAS 146, Accounting for Exit or Disposal Activities. FAS 146 addresses the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance set forth in Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The scope of FAS 146 includes costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and certain termination benefits provided to employees who are involuntarily terminated. FAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of FAS 146 to have a significant impact on its financial condition or results of operations.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3.    Balance Sheet Detail

	Fiscal Year End
	2002	2001
(in thousands)
Inventories
Raw materials and parts	$61,098	$63,193
Work in process	12,570	12,175
Finished goods	42,584	44,130

	$116,252	$119,498

Property, Plant and Equipment
Land and land improvements	$8,172	$4,719
Buildings	80,380	67,276
Machinery and equipment	152,882	131,942
Construction in progress	2,533	5,981

	243,967	209,918
Accumulated depreciation	(138,096)	(119,390)

	$105,871	$90,528

Accrued Liabilities
Payroll and employee benefits	$32,986	$32,679
Income taxes	9,157	17,319
Deferred service revenue	19,049	17,550
Contract advances	19,430	14,900
Other	42,197	42,306

	$122,819	$124,754

Note 4.    Forward Exchange Contracts

The Company accounts for foreign exchange forward contracts pursuant to the requirements of FAS 133, Accounting for Derivative Instruments and Hedging Activities, which was amended by FAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities.  FAS 133 and FAS 138 require derivatives to be measured at fair value and to be recorded as assets or liabilities on the balance sheet. The accounting for gains or losses resulting from changes in the fair values of those derivatives is dependent upon the type of the derivative and whether it qualifies for “hedge” accounting. The Company estimates the fair value of its forward contracts based on changes in forward rates.

The Company enters into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations on assets and liabilities denominated in currencies other than the local functional currencies. These contracts are not designated as “hedges” and do not qualify for hedge accounting under FAS 133. The Company records these contracts at fair value with the related gains and losses recorded in general and administrative expenses. The gains and losses on these contracts are substantially offset by transaction losses and gains on the underlying balance being hedged.

The Company also enters into foreign exchange forward contracts to minimize the impact of foreign currency fluctuations on forecasted transactions. These contracts are designated as cash flow hedges under FAS 133. For such hedging transactions, the Company formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives are highly effective in offsetting changes in the cash flows of the hedged items. Effectiveness is calculated by comparing the cumulative change in fair value of the underlying transaction being hedged to the cumulative change in fair value of the derivative based on changes in forward rates. If a derivative qualifies as a cash flow hedge, changes in the fair value of the derivative, to the extent effective, are recorded in accumulated other comprehensive loss in stockholders’

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

equity. The Company could experience ineffectiveness on any specific hedge transaction if the underlying transaction (or some portion thereof) is cancelled or if the underlying transaction’s delivery date is re-scheduled. Should the Company experience ineffectiveness, any resulting gains or losses would be included in general and administrative expenses when incurred. For cash flow hedges of forecasted sale transactions, gains and losses are deferred in accumulated other comprehensive loss and are then recorded to sales in the period in which the underlying sale transaction is recorded. At September 27, 2002, forward contracts to sell Japanese yen having an aggregate notional value of $6.6 million were designated as cash flow hedges of forecasted sale transactions. A loss of $0.2 million (net of tax) was recorded for these forward contracts in accumulated other comprehensive loss as of September 27, 2002. There was no ineffectiveness from these contracts during fiscal year 2002.

The Company’s foreign exchange forward contracts generally range from one to 12 months in original maturity. A summary of all foreign exchange forward contracts that were outstanding as of September 27, 2002 follows:

	Notional Value Sold	Notional Value Purchased
(in thousands)
Euro	$—	$30,018
Australian dollar	—	15,959
Japanese yen	10,498	—
Canadian dollar	8,181	—
British pound	4,210	—
Swedish krona	—	2,877

Total	$22,889	$48,854

Note 5.    Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for each of the Company’s reporting segments in fiscal year 2002 are as follows:

	Scientific Instruments	Vacuum Technologies	Electronics Manufacturing	Total
(in thousands)
Balance as of September 29, 2001	$83,157	$647	$2,102	$85,906
Fiscal year 2002 acquisitions (Note 6)	29,697	319	—	30,016

Balance as of September 27, 2002	$112,854	$966	$2,102	$115,922

In the fiscal quarter ended March 29, 2002, the Company completed its first annual impairment test as required by FAS 142 and determined that there was no impairment of goodwill. In future years, the Company expects to complete its annual impairment assessment in the second fiscal quarter.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following intangible assets are recorded and are being amortized by the Company:

	Fiscal Year End
	2002	2001
(in thousands)
Intangible assets
Existing technology	$6,972	$1,321
Patents and core technology	3,072	1,082
Trade names and trademarks	1,476	496
Customer lists	1,105	1,105
Other	1,733	659

	14,358	4,663
Accumulated amortization	(2,205)	(644)

	$12,153	$4,019

Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from two to 20 years. Actual aggregate amortization expense relating to intangible assets recorded in fiscal years 2002 and 2001 (excluding goodwill amortization of approximately $3.2 million in fiscal year 2001) as well as estimated amortization expense for the next five fiscal years is as follows:

(in thousands)
Actual amortization expense
Fiscal year 2001	$432
Fiscal year 2002	$1,561

Estimated amortization expense
Fiscal year 2003	$1,917
Fiscal year 2004	$1,686
Fiscal year 2005	$1,644
Fiscal year 2006	$1,294
Fiscal year 2007	$1,216

The following table reflects pro forma consolidated results adjusted as though the adoption of FAS 142 occurred as of the beginning of fiscal year 2001:

	Fiscal Year
	2002	2001 (1)
(in thousands, except per share amounts)
Net earnings
As previously reported	$51,627	$44,303
Add back: Goodwill amortization, net of tax	—	2,608

As adjusted	$51,627	$46,911

Net earnings per share—basic
As previously reported	$1.54	$1.34
Add back: Goodwill amortization, net of tax	—	0.08

As adjusted	$1.54	$1.42

Net earnings per share—diluted
As previously reported	$1.48	$1.29
Add back: Goodwill amortization, net of tax	—	0.07

As adjusted	$1.48	$1.36

(1)
Excludes cumulative effect of a change in accounting principle, which reduced net earnings by $7,455 and net earnings per basic and diluted share by $0.22 and $0.22, respectively, during fiscal year 2001.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6.    Acquisitions

ANSYS Technologies, Inc.    In February 2002, the Company acquired 100% of the outstanding capital stock of ANSYS Technologies, Inc. (“ANSYS”), a supplier of consumable products for life science and other applications. As a result of this acquisition, the Company added ANSYS’ complementary separations and diagnostics consumable products to the Company’s existing line of consumable laboratory supplies in its Scientific Instruments segment.

The Company acquired ANSYS for total consideration of $46.2 million, including $45.6 million in cash and assumed net debt and direct acquisition costs of $0.6 million. The total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed as follows:

Amount Allocated
(in millions)
Current assets	$6.0
Property, plant and equipment	11.1
Other assets	0.2
Goodwill	24.1
Existing technology and other identified intangible assets	7.8

Total assets acquired	49.2
Liabilities assumed	(3.9)

Net assets acquired	45.3
Purchased in-process research and development	0.9

Total consideration	$46.2

The amounts allocated to existing technology and other identified intangible assets have a weighted-average useful life of approximately 9.5 years. These intangible assets are being amortized using the straight-line method over their respective estimated useful lives. The amount allocated to purchased in-process research and development relates to several new consumables products that were in the research and development phase at the time of the acquisition. The percentage of completion for these products ranged from 49% to 73%. An external appraisal was performed which used the income approach, the royalty savings approach and the cost approach to determine the fair value of ANSYS’ significant identifiable intangible assets, including the portion of the purchase price attributed to in-process research and development. Risk-adjusted discount rates ranging from 15% to 29% were applied to cash flow projections to determine the present value of the different intangible assets including the in-process research and development.

Other Acquisitions.    During fiscal year 2002, the Company made three other acquisitions having an aggregate purchase price of $10.1 million in cash, including contingent payments made after those acquisitions were completed. These acquisitions primarily related to the Company’s Scientific Instruments segment.

During fiscal year 2001, the Company made three acquisitions having an aggregate purchase price of $17.7 million in cash and assumed debt, including contingent payments made after those acquisitions were completed. Two of these acquisitions became part of the Company’s Scientific Instruments segment, while the other became part of the Company’s Electronics Manufacturing segment.

During fiscal year 2000, the Company acquired all of the outstanding common stock of VanKel Technology Group, Inc. (“VanKel”) for $25.7 million in cash and the extinguishment of debt. This business is a leading supplier of dissolution testing equipment and laboratory services for pharmaceutical applications in the United States. For the VanKel acquisition, the Company has recorded goodwill of $18.5 million and other purchased intangible assets of $3.5 million. These intangible assets are being

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amortized over their estimated useful lives of 10 to 20 years using the straight-line method. In addition, the Company recorded a one-time charge of $1.0 million for acquired in-process research and development in fiscal year 2000. At the time of the acquisition, research and development of several dissolution products and related projects were in process. The percentage of completion for these products ranged from 50% to 80%. An internal appraisal was performed which used the income approach to determine the fair value of the VanKel business and its identifiable assets, including the portion of the purchase price attributed to the in-process research and development. Risk-adjusted discount rates ranging from 15% to 25% were applied to cash flow projections to determine the present value of the different intangible assets including the in-process research and development.

All of the above acquisitions were accounted for using the purchase method of accounting. Accordingly, the Company’s Consolidated Statement of Earnings for fiscal year 2002, 2001, and 2000 include the results of operations of the acquired companies since the effective dates of their respective purchases. There were no significant differences between the accounting policies of the Company and any of the acquired companies. Pro forma sales, earnings from operations, net earnings, and net earnings per share have not been presented because the effects of these acquisitions were not material on either an individual or an aggregated basis.

In connection with certain of these acquisitions, the Company has accrued but not yet paid certain purchase price amounts which have been “held back” to secure the sellers’ indemnification obligations. These “holdback” amounts, which are due to be paid at various times through fiscal year 2004 (net of any indemnification claims), totaled approximately $1.5 million at September 27, 2002. In addition to the “holdback” payments, the Company is also obligated to pay additional cash purchase price amounts in the event that contingent financial or operational milestones are met by the acquired businesses. As of September 27, 2002, up to a maximum of $15.4 million could be payable through fiscal year 2006 under these contingent consideration arrangements. Any contingent payments made will be recorded as additional goodwill at the time they are earned.

Note 7.    Net Earnings Per Share

Basic earnings per share are calculated based on net earnings and the weighted-average number of shares outstanding during the reported period. Diluted earnings per share include dilution from potential shares of common stock issuable pursuant to the exercise of outstanding stock options determined using the treasury stock method.

For fiscal years 2002, 2001, and 2000, options to purchase 665,199, 573,344, and 28,392 shares, respectively, were excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive.

A reconciliation of weighted-average basic shares outstanding to weighted-average diluted shares outstanding follows:

	Fiscal Year
	2002	2001	2000
(in thousands)
Weighted-average basic shares outstanding	33,578	33,013	31,742
Net effect of dilutive stock options	1,350	1,457	2,111

Weighted-average diluted shares outstanding	34,928	34,470	33,853

Note 8.    Debt and Credit Facilities

During fiscal year 2002, the Company established a three-year unsecured revolving bank credit facility in the amount of $50.0 million for working capital purposes. No amounts were outstanding under this credit facility as of September 27, 2002. Borrowings under this credit facility bear interest at rates of

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

LIBOR plus 1.25% to 2.0% depending on certain financial ratios of the Company at the time of borrowing. This credit facility contains certain customary covenants that limit future borrowings of the Company and require the maintenance by the Company of certain levels of financial performance. The Company was in compliance with all such covenants and requirements.

As of September 27, 2002, the Company and its subsidiaries had $51.2 million in uncommitted and unsecured credit facilities for working capital purposes with interest rates to be established at the time of borrowing. No borrowings were outstanding under these credit facilities as of September 27, 2002. All of these credit facilities contain certain conditions and events of default customary for such facilities, with which the Company was in compliance. Of the $51.2 million in uncommitted and unsecured credit facilities, a total of $30.6 million was limited for use by or in favor of certain subsidiaries. As of September 27, 2002, a total of $10.6 million of these facilities was being utilized in the form of bank guarantees or short-term standby letters of credit related to subsidiary activity. No amounts had been drawn by beneficiaries under these guarantees and letters of credit as of September 27, 2002, and separate liabilities were recorded in the Consolidated Financial Statements at that date for advance payments or customer deposits.

As of September 27, 2002, the Company had $37.5 million in term loans outstanding compared to $43.5 million at September 28, 2001. As of September 27, 2002 and September 28, 2001, fixed interest rates on the term loans ranged from 6.7% to 7.2% and 6.7% to 7.5%, respectively. The weighted-average interest rates on the term loans were 6.9% at September 27, 2002 and September 28, 2001. The term loans contain certain covenants that limit future borrowings and the payment of cash dividends and require the maintenance of certain levels of working capital and operating results. For fiscal year 2002, the Company was in compliance with all restrictive covenants of the term loan agreements. The Company also had other long-term notes payable of $3.5 million as of September 27, 2002 with an interest rate of 0.9% and $2.6 million as of September 28, 2001 with an interest rate of 0.7%.

Future principal payments on long-term debt outstanding on September 27, 2002 will be $3.3 million, $2.8 million, $3.7 million, $3.7 million, $2.5 million, and $25.0 million during fiscal years 2003, 2004, 2005, 2006, 2007, and thereafter, respectively.

Based upon rates currently available to the Company for debt with similar terms and remaining maturities, the carrying amounts of long-term debt and notes payable approximate their estimated fair values.

Note 9.    Stock Option and Purchase Plans

Effective April 2, 1999, the Company adopted the Omnibus Stock Plan (the “Plan”) under which shares of common stock can be issued to officers, directors, consultants, and key employees. The maximum number of shares of the Company’s common stock available for awards under the Plan was initially 4,200,000 plus 4,512,020 shares granted in substitution for other options in connection with the Distribution. On February 7, 2002, the Company’s stockholders approved an amendment of the Plan to increase by 1,000,000 the number of shares of common stock reserved for issuance under the Plan.

The Plan is administered by the Compensation Committee of the Company’s Board of Directors. The exercise price for stock options granted under the Plan may not be less than 100% of the fair market value at the date of the grant. Options granted are exercisable at the times and on the terms established by the Compensation Committee, but not later than 10 years after the date of grant. Options granted are generally exercisable in cumulative installments of one-third each year commencing one year following the date of grant.

At September 27, 2002, options with respect to 1,808,731 shares were available for grant under the Plan.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Option Activity Under the Plan

	Fiscal Year
	2002		2001		2000
	Shares	Weighted- Average Exercise Price Per Share	Shares	Weighted- Average Exercise Price Per Share	Shares	Weighted- Average Exercise Price Per Share
(shares in thousands)
Outstanding at beginning of fiscal year	4,329	$16.59	4,070	$13.51	5,687	$10.81
Granted	684	$26.89	625	$34.46	921	$22.11
Exercised	(617)	$11.90	(284)	$10.61	(2,505)	$10.50
Cancelled or expired	(38)	$31.77	(82)	$20.67	(33)	$15.05

Outstanding at end of fiscal year	4,358	$18.64	4,329	$16.59	4,070	$13.51

Shares exercisable at end of fiscal year	3,122	$14.73	2,838	$12.80	2,175	$11.63

Outstanding and Exercisable Options at September 27, 2002

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
	(in thousands)	(in years)		(in thousands)
$ 5.98–$ 9.50	1,187	6.5	$9.45	1,187	$9.45
$10.31–$11.77	338	2.7	$11.71	338	$11.71
$11.84–$14.16	904	4.4	$13.25	904	$13.25
$14.17–$25.76	1,185	8.0	$23.59	412	$21.22
$26.10–$54.94	744	8.3	$35.11	281	$35.89

Total	4,358	6.5	$18.64	3,122	$14.73

During fiscal year 2000, the Company’s Board of Directors approved an Employee Stock Purchase Plan (the “ESPP”) for which the Company set aside 1,200,000 shares of common stock for issuance. Under the ESPP, eligible Company employees may set aside, through payroll deductions, between 1% and 10% of eligible compensation for purchases of the Company’s common stock. The participants’ purchase price is the lower of 85% of the stock’s market value on the enrollment date or 85% of the stock’s market value on the purchase date. Enrollment dates occur every six months and purchase dates occur each quarter.

During fiscal years 2002, 2001, and 2000, employees purchased 159,789 shares for $3.4 million, 106,307 shares for $2.5 million, and 38,965 shares for $1.3 million, respectively. As of September 27, 2002, a total of 894,939 shares remained available for issuance under the ESPP.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has adopted the pro forma disclosure provisions of FAS 123, Accounting for Stock-Based Compensation. Accordingly, the Company applies the intrinsic value method as prescribed by APB 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its employee stock compensation plans. If the Company had elected to recognize compensation cost based on the fair value of the options granted and shares issued under the ESPP as prescribed by FAS 123, net earnings and net earnings per share would have been reduced to the pro forma amounts shown below:

	Fiscal Year
	2002	2001	2000
(in thousands, except per share amounts)
Pro forma net earnings:
Before cumulative effect of change in accounting principle	$44,680	$38,869	$39,660

After cumulative effect of change in accounting principle	$44,680	$31,414	$39,660

Pro forma net earnings per share:
Before cumulative effect of change in accounting principle
Basic	$1.33	$1.18	$1.25

Diluted	$1.28	$1.13	$1.17

After cumulative effect of change in accounting principle
Basic	$1.33	$0.95	$1.25

Diluted	$1.28	$0.91	$1.17

The presentation of pro forma net earnings and net earnings per share does not include the effects of options granted prior to April 2, 1999, and accordingly, is not necessarily representative of future pro forma calculations.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Omnibus Stock Plan			Employee Stock Purchase Plan
	Fiscal Year			Fiscal Year
	2002	2001	2000	2002	2001	2000
Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	2.9%	4.1%	5.9%	1.6%	2.2%	6.2%
Expected volatility	50%	50%	40%	50%	50%	40%
Expected life (in years)	5.7	5.7	5.7	0.5	0.5	0.5

        The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

The weighted-average estimated fair value of employee stock options granted was $13.30 per share for fiscal year 2002, $17.56 per share for fiscal year 2001, and $11.68 per share for fiscal year 2000. The weighted-average estimated fair value of shares granted under the employee stock purchase plan was $7.17 for fiscal year 2002, $7.15 for fiscal year 2001, and $9.52 for fiscal year 2000.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10.    Stock Repurchase Programs

During fiscal year 2000, the Company’s Board of Directors authorized the Company to repurchase up to 1,000,000 shares of its common stock until September 28, 2001. During fiscal year 2000, the Company repurchased and retired 272,500 shares for an aggregate cost of $9.7 million. No shares were repurchased during fiscal year 2001.

During fiscal year 2002, the Company’s Board of Directors provided a new authorization for the Company to repurchase up to 1,000,000 shares of its common stock until October 1, 2004. During fiscal year 2002, the Company repurchased and retired 50,000 shares for an aggregate cost of $1.6 million. As of September 27, 2002, the Company had remaining authorization for future repurchases of 950,000 shares.

Note 11.    Contingencies

Environmental matters.    The Company’s operations are subject to various foreign, federal, state, and local laws regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. These regulations increase the costs and potential liabilities of the Company’s operations. However, the Company does not currently anticipate that its compliance with these regulations will have a material effect on the Company’s capital expenditures, earnings, or competitive position.

VMS has been named by the U.S. Environmental Protection Agency or third parties as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, at nine sites where VAI is alleged to have shipped manufacturing waste for recycling, treatment, or disposal. In addition, VMS is overseeing and, as applicable, reimbursing third parties for environmental investigation, monitoring, and/or remediation activities under the direction of, or in consultation with, foreign, federal, state, and/or local agencies at certain current VMS or former VAI facilities. Under the terms of the Distribution, the Company and VSEA are each obligated to indemnify VMS for one-third of these environmental investigation, monitoring, and/or remediation costs (after adjusting for any insurance proceeds and tax benefits recognized or realized by VMS for such costs).

For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further environmental-related activities or to estimate the future costs of such activities if undertaken. As of September 27, 2002, it was nonetheless estimated that the Company’s share of the future exposure for environmental-related costs for these sites and facilities ranged in the aggregate from $1.8 million to $4.9 million (without discounting to present value). The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 30 years as of September 27, 2002. No amount in the foregoing range of estimated future costs is believed to be more probable of being incurred than any other amount in such range, and the Company therefore accrued $1.8 million as of September 27, 2002.

As to other sites and facilities, sufficient knowledge has been gained to be able to better estimate the scope and costs of future environmental-related activities. As of September 27, 2002, it was estimated that the Company’s share of the future exposure for environmental-related costs for these sites and facilities ranged in the aggregate from $6.3 million to $13.6 million (without discounting to present value). The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 30 years as of September 27, 2002. As to each of these sites and facilities, it was determined that a particular amount within the range of estimated costs was a better estimate of the future environmental-related cost than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. Together, these amounts totaled $7.6 million at September 27, 2002. The Company therefore accrued $5.1 million as of September 27, 2002, which represents the best estimate of its share of these future environmental-related costs discounted at 4%, net of inflation. This accrual is in addition to the $1.8 million described in the preceding paragraph.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At September 27, 2002, the Company’s reserve for environmental-related costs, based upon future environmental-related costs estimated by the Company as of that date, was calculated as follows:

	Recurring Costs	Non-Recurring Costs	Total Anticipated Future Costs
(in millions)
Fiscal Year
2003	$0.3	$0.9	$1.2
2004	0.3	0.3	0.6
2005	0.3	0.2	0.5
2006	0.3	0.1	0.4
2007	0.3	0.2	0.5
Thereafter	4.9	1.3	6.2

Total costs	$6.4	$3.0	9.4

Less imputed interest			(2.5)

Reserve amount			6.9
Less current portion			(1.2)

Long term (included in Other liabilities)			$5.7

The foregoing amounts are only estimates of anticipated future environmental-related costs, and the amounts actually spent in the years indicated may be greater or less than such estimates. The aggregate range of cost estimates reflects various uncertainties inherent in many environmental investigation, monitoring, and remediation activities and the large number of sites where such investigation, monitoring, and remediation activities are being undertaken.

An insurance company agreed to pay a portion of certain of VAI’s (now VMS’) future environmental-related costs for which the Company has an indemnity obligation, and the Company therefore has a $1.3 million receivable in Other assets as of September 27, 2002 for the Company’s share of such recovery. The Company has not reduced any environmental-related liability in anticipation of recoveries from third parties.

Management believes that the Company’s reserves for the foregoing and other environmental-related matters are adequate, but as the scope of its obligation becomes more clearly defined, these reserves may be modified, and related charges or credits against earnings may be made. Although any ultimate liability arising from environmental-related matters could result in significant expenditures that, if aggregated and assumed to occur within a single fiscal year, would be material to the Company’s financial statements, the likelihood of such occurrence is considered remote. Based on information currently available and its best assessment of the ultimate amount and timing of environmental-related events, management believes that the costs of environmental-related matters are not reasonably likely to have a material adverse effect on the Company’s financial condition or results of operations.

Legal proceedings.    The Company is involved in pending legal proceedings that are ordinary, routine, and incidental to its business. While the ultimate outcome of these legal matters is not determinable, the Company believes that these matters are not reasonably likely to have a material adverse effect on the Company’s financial condition or results of operations.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12.    Retirement Plans

Certain employees of the Company in the United States are eligible to participate in the Company’s sponsored, defined contribution retirement plan. For employee contributions made after certain minimum employment conditions have been met, the Company is obligated to match the participant’s contribution up to 6% of their eligible compensation. Participants are entitled, upon termination or retirement, to receive their account balances, which are held by a third party trustee. The Company has no defined benefit plans in the U.S. In addition to the U.S. retirement plan, a number of the Company’s foreign subsidiaries have retirement plans for regular full-time employees. Several of these plans are defined benefit plans. Total pension expense for all plans amounted to $7.1 million, $8.7 million, and $7.0 million for fiscal years 2002, 2001, and 2000, respectively.

Net periodic pension cost for defined benefit pension plans is determined in accordance with FAS 87, Employers’ Accounting for Pensions, and is made up of several components that reflect different aspects of the Company’s pension-related financial arrangements and the cost of benefits earned by participating employees. These components are determined using certain actuarial assumptions. Summary data relating to the Company’s foreign defined benefit pension plans, including key weighted average assumptions used, is provided in the following tables:

	Fiscal Year
	2002	2001
(dollars in thousands)
Change in projected benefit obligation
Projected benefit obligation at beginning of fiscal year	$35,815	$32,069
Service cost, including plan participant contributions	2,385	2,062
Interest cost	2,151	1,812
Actuarial loss	614	1,905
Foreign currency changes	3,108	(985)
Benefit payments	(1,967)	(1,048)
Plan amendments and other adjustments	969	—

Projected benefit obligation at end of fiscal year	$43,075	$35,815

Change in fair value of plan assets and funded status
Fair value of plan assets at beginning of fiscal year	$31,819	$34,379
Actual return on plan assets	2,002	1,998
Employer and plan participant contributions	1,693	1,826
Foreign currency changes	1,335	(5,302)
Benefit and expense payments	(483)	(1,082)
Other adjustments	328	—

Fair value of plan assets at end of fiscal year	36,694	31,819
Projected benefit obligation at end of fiscal year	(43,075)	(35,815)

Projected benefit obligation in excess of fair value of plan assets	(6,381)	(3,996)
Unrecognized prior service cost	673	552
Unrecognized net actuarial loss	5,447	4,190

(Accrued) prepaid benefit cost at end of fiscal year	$(261)	$746

Weighted-average assumptions
Discount rate	5.7%	5.9%
Expected return on plan assets	7.0%	7.3%
Rate of compensation increases	4.0%	4.1%

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the Company’s net periodic cost relating to defined benefit pension plans are as follows:

	Fiscal Year
	2002	2001	2000
(in thousands)
Components of net periodic pension cost
Service cost, net of plan participant contributions	$1,719	$1,465	$1,837
Interest cost	2,151	1,812	1,987
Actual return on plan assets	(2,002)	(1,998)	(5,819)
Amortization of prior service cost and actuarial gains and losses	(154)	(333)	3,180

Net periodic pension cost	$1,714	$946	$1,185

At the Distribution, the Company assumed responsibility for certain post-employment and post-retirement benefits for active employees of the Company; the responsibility for all others, principally retirees of VAI, remained with VMS, although the Company is obligated to reimburse VMS for certain costs relating to certain VAI retirees. The Company’s portion of assets and liabilities as well as related expenses for shared post-employment and post-retirement benefits, which are not material, have been included in these Consolidated Financial Statements.

Note 13.    Stockholders’ Equity

On April 2, 1999, stockholders of record of VAI on March 24, 1999 received in the Distribution one share of the Company’s common stock for each share of VAI common stock held on April 2, 1999. Each stockholder also received one preferred stock purchase right (“Right”) for each share of common stock distributed, entitling the stockholder to purchase one one-thousandth of a share of Participating Preferred Stock, par value $0.01 per share, for $75.00 (subject to adjustment), in the event of certain changes in the Company’s ownership. The Participating Preferred Stock is designed so that each one one-thousandth of a share has economic and voting terms similar to those of one share of common stock. The Rights will expire no later than March 2009. As of September 27, 2002, no Rights were eligible to be exercised and none had been exercised through that date.

Note 14.    Income Taxes

The sources of earnings before income taxes are as follows:

	Fiscal Year
	2002	2001	2000
(in thousands)
United States	$40,568	$20,526	$21,048
Foreign	40,599	52,102	49,719

Earnings before income taxes and cumulative effect of change in accounting principle	$81,167	$72,628	$70,767

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income tax expense on earnings before cumulative effect of change in accounting principle consists of the following:

	Fiscal Year
	2002	2001	2000
(in thousands)
Current
U.S. federal	$10,713	$7,520	$7,417
Foreign	16,812	19,056	17,911
State and local	2,531	2,123	2,400

Total current	30,056	28,699	27,728

Deferred
U.S. federal	395	(715)	(238)
Foreign	(911)	623	492
State and local	—	(282)	—

Total deferred	(516)	(374)	254

Income tax expense	$29,540	$28,325	$27,982

Deferred tax assets and liabilities are recognized for the temporary differences between the tax basis and reported amounts of assets and liabilities, tax loss and credit carry-forwards, and the remittance of earnings from foreign subsidiaries. Their significant components are as follows:

	Fiscal Year End
	2002	2001
(in thousands)
Assets
Inventory	$11,318	$10,068
Revenue recognition	7,337	7,825
Capitalized research costs	6,603	7,546
Loss and credit carry-forwards	7,945	4,451
Deferred compensation	4,422	4,206
Product warranty	2,855	2,674
Other	3,647	587

Gross deferred tax assets	44,127	37,357
Valuation allowance	(7,700)	(4,311)

Total deferred tax assets	36,427	33,046

Liabilities
Depreciation and amortization	10,674	6,944
Unremitted earnings of foreign subsidiaries	3,300	2,600

Total deferred tax liabilities	13,974	9,544

Net deferred tax assets	$22,453	$23,502

As of September 27, 2002, the Company’s foreign manufacturing and sales subsidiaries have accumulated approximately $51 million of earnings that have been reinvested in their operations. The Company has not provided U.S. tax on these earnings. The amount of the unrecognized deferred tax liability on such earnings is not significant.

As of September 27, 2002, the Company has U.S. tax credit carry-forwards of $7.8 million and U.S. loss carry-forwards of $0.5 million. Of the $7.8 million in U.S. tax credit carry-forwards, a total of $7.7 million relates to U.S. foreign tax credit carry-forwards, with $2.9 million expiring in 2005 and $4.8 million expiring in 2007.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A valuation allowance has been provided against foreign tax credit carry-forwards. If recognized, a total of $2.9 million of these carry-forwards will be accounted for as a credit to stockholders’ equity.

The difference between the reported income tax rate and the federal statutory income tax rate is attributable to the following:

	Fiscal Year
	2002	2001	2000
Federal statutory income tax rate	35.0%	35.0%	35.0%
State and local taxes, net of federal benefit	2.0	1.6	2.2
Foreign taxes	(0.3)	1.5	2.3
Other	(0.3)	0.9	—

Reported income tax rate	36.4%	39.0%	39.5%

The Company’s income taxes payable have been reduced by the tax benefits associated with exercises of employee stock options. These benefits were credited directly to stockholders’ equity and amounted to $6.1 million, $8.4 million, and $12.0 million for fiscal years 2002, 2001, and 2000, respectively.

Note 15.    Operating Lease Commitments

As of September 27, 2002, the Company was committed to minimum rentals for certain facilities and other leased assets under long-term non-cancelable operating leases as follows:

(in thousands)
Fiscal Year
2003	$6,716
2004	4,677
2005	3,861
2006	2,826
2007	1,986
Thereafter	28,144

Total	$48,210

Rent expense for fiscal years 2002, 2001, and 2000, was $7.5 million, $7.3 million, and $5.5 million, respectively.

Note 16.    Industry and Geographic Segments

Industry Segments.    The Company’s operations are grouped into three business segments: Scientific Instruments, Vacuum Technologies, and Electronics Manufacturing. The Scientific Instruments segment designs, develops, manufactures, sells, and services equipment and consumable laboratory supplies for a broad range of life science and chemical analysis applications requiring identification, quantification, and analysis of the composition or structure of liquids, solids, or gases. The Vacuum Technologies segment designs, develops, manufactures, sells, and services high-vacuum pumps, leak detection equipment, and related products and services used to create, control, measure, or test vacuum environments in a broad range of life science, industrial, and scientific applications requiring ultra-clean or high-vacuum environments. The Electronics Manufacturing segment provides electronics manufacturing services, including design, support, manufacturing, and post-manufacturing services, of electronic assemblies and subsystems for a wide range of customers, in particular small- and medium-sized companies with low- to medium-volume, high-mix requirements.

These segments were determined based on how management views and evaluates the Company’s operations.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Corporate includes shared costs of legal, tax, accounting, human resources, real estate, information technology, treasury, and other management costs. A portion of the indirect and common costs has been allocated to the segments through the use of estimates. Also, transactions between segments are accounted for at cost and are not included in sales. Accordingly, the following information is provided for purposes of achieving an understanding of operations, but may not be indicative of the financial results of the reported segments were they independent organizations. In addition, comparisons of the Company’s operations to similar operations of other companies may not be meaningful.

The Company operates various manufacturing and marketing operations outside the United States. In fiscal years 2002, 2001, and 2000, no single country outside the United States accounted for more than 10% of total sales or more than 10% of total assets. Transactions between geographic areas are accounted for at cost and are not included in sales.

Included in the total of International sales are export sales recorded by U.S. entities in fiscal years 2002, 2001, and 2000 of $54 million, $50 million, and $39 million, respectively.

Industry Segments

	Sales			Pretax Earnings (2)			Identifiable Assets			Capital Expenditures			Depreciation And Amortization
	2002	2001	2000	2002	2001	2000	2002	2001	2000	2002	2001	2000	2002	2001	2000
(in millions)
Scientific Instruments	$494	$426	$401	$54	$42	$44	$371	$297	$287	$9	$9	$5	$9	$11	$8
Vacuum Technologies	111	143	139	17	28	25	56	57	61	4	7	4	4	4	3
Electronics Manufacturing	175	180	164	18	11	13	85	102	85	5	9	10	5	5	3

Total industry segments	780	749	704	89	81	82	512	456	433	18	25	19	18	20	14
General corporate	—	—	—	(6)	(7)	(9)	123	103	79	4	3	3	3	2	4
Interest, net	—	—	—	(2)	(1)	(2)	—	—	—	—	—	—	—	—	—

Total company	$780	$749	$704	$81	$73	$71	$635	$559	$512	$22	$28	$22	$21	$22	$18

Geographic Information
	Sales to Unaffiliated Customers (1)			Intergeographic Sales to Affiliates			Total Sales			Pretax Earnings (2)			Identifiable Assets
	2002	2001	2000	2002	2001	2000	2002	2001	2000	2002	2001	2000	2002	2001	2000
(in millions)
United States	$469	$440	$403	$203	$186	$170	$672	$626	$573	$57	$41	$48	$362	$316	$290
International	311	309	301	101	107	106	412	416	407	41	52	50	152	139	143

Total geographic segments	780	749	704	304	293	276	1,084	1,042	980	98	93	98	514	455	433
Eliminations, corporate and other	—	—	—	(304)	(293)	(276)	(304)	(293)	(276)	(17)	(20)	(27)	121	104	79

Total company	$780	$749	$704	$—	$—	$—	$780	$749	$704	$81	$73	$71	$635	$559	$512

(1)
Sales are generally based on the location of the operation furnishing goods and services. Export sales recorded by U.S. entities are included in International sales. No single customer accounted for more than 10% of sales.

(2)	Pretax earnings represent earnings before income taxes and the cumulative effect of change in accounting principle.

SCHEDULE II

VARIAN, INC. AND SUBSIDIARY COMPANIES

VALUATION AND QUALIFYING ACCOUNTS
for fiscal years 2002, 2001, and 2000
(In thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions		Balance at End of Period
			Description	Amount
Allowance for Doubtful Accounts Receivable:
Fiscal year 2002	$2,217	$305	Write-offs & adjustments	$236	$2,286

Fiscal year 2001	$1,817	$1,038	Write-offs & adjustments	$638	$2,217

Fiscal year 2000	$1,846	$407	Write-offs & adjustments	$436	$1,817

Estimated Liability for Product Warranty:
Fiscal year 2002	$8,742	$5,862	Warranty expenditures	$5,575	$9,029

Fiscal year 2001	$8,417	$5,983	Warranty expenditures	$5,658	$8,742

Fiscal year 2000	$8,961	$6,003	Warranty expenditures	$6,547	$8,417

VARIAN, INC. AND SUBSIDIARY COMPANIES

Quarterly Consolidated Financial Data (Unaudited)

Amounts as reported for the year ended September 27, 2002 are as follows:

	Fiscal Year 2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(in millions, except per share amounts)
Sales	$184.2	$190.4	$197.6	$207.7

Gross profit	$69.7	$70.2	$75.3	$80.5

Net earnings	$12.5	$11.6	$13.0	$14.5

Net earnings per share
Basic	$0.38	$0.35	$0.39	$0.43

Diluted	$0.36	$0.33	$0.37	$0.41

The Company implemented the provisions of SAB 101 in fiscal year 2001. As a result, the Company changed its method of accounting for revenue recognition and recorded a non-cash charge of $7.5 million (after reduction for income taxes of $4.7 million), or $0.22 per diluted share, to reflect the cumulative effect of the accounting change as of the beginning of the fiscal year. The results for all fiscal year 2001 quarters reflect the adoption of SAB 101.

	Fiscal Year 2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(in millions, except per share amounts)
Sales	$182.3	$189.6	$184.1	$193.2

Gross profit	$68.3	$72.5	$69.5	$70.8

Net earnings
Before cumulative effect of change in accounting principle	$10.7	$11.6	$10.9	$11.1
Cumulative effect of change in accounting principle, net of tax	(7.5)	—	—	—

After cumulative effect of change in accounting principle	$3.2	$11.6	$10.9	$11.1

Net earnings per share—basic
Before cumulative effect of change in accounting principle	$0.33	$0.35	$0.33	$0.34
Cumulative effect of change in accounting principle, net of tax	(0.23)	—	—	—

After cumulative effect of change in accounting principle	$0.10	$0.35	$0.33	$0.34

Net earnings per share—diluted
Before cumulative effect of change in accounting principle	$0.31	$0.34	$0.32	$0.32
Cumulative effect of change in accounting principle	(0.22)	—	—	—

After cumulative effect of change in accounting principle	$0.09	$0.34	$0.32	$0.32

        The four quarters for net earnings per share may not sum to the total for the year because of the different number of shares outstanding during each period.