Form 10-Q
period 2002-12-27
VARIAN INC
filed 2003-02-07
CIK 1079028

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 000-25393

VARIAN, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	77-0501995
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

3120 Hansen Way, Palo Alto, California	94304-1030
(Address of Principal Executive Offices)	(Zip Code)

(650) 213-8000

(Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

The number of shares of the registrant’s common stock outstanding as of January 24, 2003 was 33,806,113.

VARIAN, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 27, 2002

PART I

FINANCIAL INFORMATION

Item 1.    Financial Statements

VARIAN, INC. AND SUBSIDIARY COMPANIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF EARNINGS

(In thousands, except per share amounts)

	Fiscal Quarter Ended
	Dec. 27, 2002	Dec. 28, 2001
Sales	$195,743	$184,240
Cost of sales	119,353	114,539

Gross profit	76,390	69,701

Operating expenses
Sales and marketing	33,686	30,948
Research and development	10,874	9,018
General and administrative	11,580	9,813

Total operating expenses	56,140	49,779

Operating earnings	20,250	19,922
Interest expense, net	427	344

Earnings before income taxes	19,823	19,578
Income tax expense	7,136	7,048

Net earnings	$12,687	$12,530

Net earnings per share:
Basic	$0.37	$0.38

Diluted	$0.36	$0.36

Shares used in per share calculations:
Basic	33,896	33,297

Diluted	35,017	34,570

See accompanying Notes to the Unaudited Consolidated Condensed Financial Statements.

VARIAN, INC. AND SUBSIDIARY COMPANIES

UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEET

(In thousands, except par value amounts)

	Dec. 27, 2002	Sept. 27, 2002
ASSETS

Current assets
Cash and cash equivalents	$81,793	$65,145
Accounts receivable, net	155,156	168,958
Inventories	122,852	116,252
Deferred taxes	30,722	30,644
Other current assets	16,649	16,084

Total current assets	407,172	397,083
Property, plant, and equipment, net	106,337	105,871
Goodwill	115,936	115,922
Intangible assets, net	11,671	12,153
Other assets	3,574	3,575

Total assets	$644,690	$634,604

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current portion of long-term debt	$3,382	$3,321
Accounts payable	52,453	52,086
Deferred profit	22,011	20,952
Accrued liabilities	120,359	122,819

Total current liabilities	198,205	199,178
Long-term debt	36,802	37,635
Deferred taxes	8,248	8,191
Other liabilities	10,408	9,879

Total liabilities	253,663	254,883

Contingencies (Note 11)

Stockholders’ equity
Preferred stock—par value $0.01, authorized—1,000 shares; issued—none	—	—
Common stock—par value $0.01, authorized—99,000 shares; issued and outstanding—33,754 shares at Dec. 27, 2002 and 33,951 shares at Sept. 27, 2002	245,210	251,904
Retained earnings	157,106	144,419
Accumulated other comprehensive loss	(11,289)	(16,602)

Total stockholders’ equity	391,027	379,721

Total liabilities and stockholders’ equity	$644,690	$634,604

See accompanying Notes to the Unaudited Consolidated Condensed Financial Statements.

VARIAN, INC. AND SUBSIDIARY COMPANIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

(In thousands)

	Fiscal Quarter Ended
	Dec. 27, 2002	Dec. 28, 2001
Cash flows from operating activities
Net earnings	$12,687	$12,530
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	5,440	4,620
Gain on disposition of property, plant and equipment	(26)	(6)
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	17,094	9,485
Inventories	(5,218)	292
Other current assets	785	791
Other assets	18	164
Accounts payable	(396)	(3,601)
Deferred profit	1,004	514
Accrued liabilities	(3,259)	(4,600)
Other liabilities	502	(75)

Net cash provided by operating activities	28,631	20,114

Cash flows from investing activities
Proceeds from sale of property, plant, and equipment	174	113
Purchase of property, plant, and equipment	(4,197)	(3,644)
Purchase of businesses, net of cash acquired	(532)	(5,503)

Net cash used in investing activities	(4,555)	(9,034)

Cash flows from financing activities
Net repayment of debt	(931)	(2,634)
Repurchase of common stock	(8,074)	—
Issuance of common stock	1,380	1,860
Net transfers to Varian Medical Systems, Inc.	(270)	(252)

Net cash used in financing activities	(7,895)	(1,026)

Effects of exchange rate changes on cash and cash equivalents	467	(488)

Net increase in cash and cash equivalents	16,648	9,566
Cash and cash equivalents at beginning of period	65,145	59,879

Cash and cash equivalents at end of period	$81,793	$69,445

Supplemental cash flow information
Income taxes paid	$4,419	$3,986

Interest paid	$648	$769

See accompanying Notes to the Unaudited Consolidated Condensed Financial Statements.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1.    Unaudited Interim Consolidated Condensed Financial Statements

These unaudited interim consolidated financial statements of Varian, Inc. and its subsidiary companies (collectively, the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The September 27, 2002 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These interim consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2002 filed with the SEC. In the opinion of the Company’s management, the interim consolidated financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. The results of operations for the fiscal quarter ended December 27, 2002 are not necessarily indicative of the results to be expected for a full year or for any other periods.

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

The Company’s fiscal years reported are the 52- or 53-week periods ending on the Friday nearest September 30. Fiscal year 2003 will comprise the 53-week period ending October 3, 2003, and fiscal year 2002 was comprised of the 52-week period ended September 27, 2002. The fiscal quarters ended December 27, 2002 and December 28, 2001 each comprised 13 weeks.

Note 3.    Balance Sheet Detail

	Dec. 27, 2002	Sept. 27, 2002
(In thousands)
Inventories
Raw materials and parts	$64,616	$61,098
Work in process	11,649	12,570
Finished goods	46,587	42,584

	$122,852	$116,252

Note 4.    Forward Exchange Contracts

The Company enters into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations on assets and liabilities denominated in currencies other than the local functional currencies. These contracts are accounted for under Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. (“FAS”) 133, Accounting for Derivative Instruments and Hedging Activities. The Company records these contracts at fair value with the related gains and losses recorded

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

in general and administrative expenses. The gains and losses on these contracts are substantially offset by transaction losses and gains on the underlying balance being hedged.

The Company also enters into foreign exchange forward contracts to minimize the impact of foreign currency fluctuations on forecasted transactions. These contracts are designated as cash flow hedges under FAS 133. At December 27, 2002, forward contracts to sell Japanese yen having an aggregate notional value of $6.9 million were designated as cash flow hedges of forecasted sale transactions. A loss of $0.1 million (net of tax) was recorded in accumulated other comprehensive loss as of December 27, 2002 relating to these forward contracts. During the fiscal quarter ended December 27, 2002, a loss of $0.1 million from hedge ineffectiveness was recognized and included in general and administrative expenses.

The Company’s foreign exchange forward contracts generally range from one to 12 months in original maturity. A summary of all foreign exchange forward contracts that were outstanding as of December 27, 2002 follows:

	Notional Value Sold	Notional Value Purchased
(in thousands)
Euro	$—	$28,037
Australian dollar	—	15,110
Japanese yen	11,507	—
Canadian dollar	5,336	—
British pound	5,066	—
Swedish krona	—	3,239

	$21,909	$46,386

Note 5.    Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for each of the Company’s reporting segments in the first quarter of fiscal year 2003 were as follows:

	Scientific Instruments	Vacuum Technologies	Electronics Manufacturing	Total
(in thousands)
Balance as of September 27, 2002	$112,854	$966	$2,102	$115,922
Effect of exchange rate fluctuations on goodwill denominated in foreign currencies	14	—	—	14

Balance as of December 27, 2002	$112,868	$966	$2,102	$115,936

In the fiscal quarter ended March 29, 2002, the Company completed its first annual impairment test as required by FAS 142 and determined that there was no impairment of goodwill. The Company expects to complete its annual impairment assessment for fiscal year 2003 in the second fiscal quarter.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

The following intangible assets are recorded and are being amortized by the Company:

	Dec. 27, 2002	Sept. 27, 2002
(in thousands)
Intangible assets
Existing technology	$6,972	$6,972
Patents and core technology	3,072	3,072
Trade names and trademarks	1,476	1,476
Customer lists	1,105	1,105
Other	1,754	1,733

	14,379	14,358
Accumulated amortization	(2,708)	(2,205)

	$11,671	$12,153

Amortization expense relating to intangible assets was $0.5 million and $0.1 million during the fiscal quarters ended December 27, 2002 and December 28, 2001, respectively.

Note 6.    Net Earnings Per Share

Basic earnings per share are calculated based on net earnings and the weighted-average number of shares outstanding during the reported period. Diluted earnings per share include dilution from potential shares of common stock issuable pursuant to the exercise of outstanding stock options determined using the treasury stock method.

For the fiscal quarters ended December 27, 2002 and December 28, 2001, options to purchase 987,378 and 674,115 shares, respectively, were excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive.

A reconciliation of weighted-average basic shares outstanding to weighted-average diluted shares outstanding follows:

	Dec. 27, 2002	Dec. 28, 2001
(in thousands)
Weighted-average basic shares outstanding	33,896	33,297
Net effect of dilutive stock options	1,121	1,273

Weighted-average diluted shares outstanding	35,017	34,570

Note 7.    Comprehensive Income (Loss)

The Company’s comprehensive income is comprised of net earnings, foreign currency translation adjustments, and changes in the fair value of highly effective cash flow hedge transactions. Comprehensive income was $18.0 million and $10.0 million for the fiscal quarters ended December 27, 2002 and December 28, 2001, respectively. Accumulated other comprehensive loss is included as a component of stockholders’ equity.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Note 8.    Guarantees

As of December 27, 2002, the Company and its subsidiaries had $55.1 million in uncommitted and unsecured credit facilities for working capital purposes with interest rates to be established at the time of borrowing. No borrowings were outstanding under these credit facilities as of December 27, 2002. All of these credit facilities contain certain conditions and events of default customary for such facilities, with which the Company was in compliance. Of the $55.1 million in uncommitted and unsecured credit facilities, a total of $33.7 million was limited for use by, or in favor of, certain subsidiaries. As of December 27, 2002, a total of $15.5 million of the $33.7 million was being utilized in the form of bank guarantees or short-term standby letters of credit. These guarantees and letters of credit related primarily to advance payments or deposits made to the Company’s subsidiaries by customers for which separate liabilities were recorded in the Unaudited Consolidated Condensed Financial Statements at December 27, 2002. No amounts had been drawn by beneficiaries under these or any other outstanding guarantees or letters of credit as of that date.

Note 9.    Warranty Liability

The Company’s products are generally subject to warranties. Liabilities for the estimated future costs of repair or replacement are established and charged to cost of sales at the time the related sale is recognized. The amount of liability to be recorded is based on management’s best estimates of future warranty costs after considering historical and projected product failure rates and product repair costs. A rollforward of the Company’s estimated liability for product warranty for the fiscal quarter ended December 27, 2002 follows:

(in thousands)
Balance as of September 27, 2002	$9,029
Charges to costs and expenses	2,299
Warranty expenditures	(2,242)

Balance as of December 27, 2002	$9,086

Note 10.    Stock Repurchase Program

During fiscal year 2002, the Company’s Board of Directors provided an authorization for the Company to repurchase up to 1,000,000 shares of its common stock until October 1, 2004. During the fiscal quarter ended December 27, 2002, the Company repurchased and retired 274,000 shares under this authorization at an aggregate cost of $8.1 million. As of December 27, 2002, the Company had remaining authorization for future repurchases of 676,000 shares.

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

Under the terms of the Distribution, the Company and Varian Semiconductor Equipment Associates, Inc. (“VSEA”) each agreed to indemnify Varian Medical Systems, Inc. (“VMS”) for one-third of certain environmental investigation, monitoring, and/or remediation costs (after adjusting for any insurance proceeds and tax benefits recognized or realized by VMS for such costs), as further described below.

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

For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further environmental-related activities or to estimate the future costs of such activities if undertaken. As of December 27, 2002, it was nonetheless estimated that the Company’s share of the future exposure for environmental-related costs for these sites and facilities ranged in the aggregate from $1.8 million to $4.8 million (without discounting to present value). The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 30 years as of December 27, 2002. No amount in the foregoing range of estimated future costs is believed to be more probable of being incurred than any other amount in such range, and the Company therefore had an accrual of $1.8 million as of December 27, 2002.

As to other sites and facilities, sufficient knowledge has been gained to be able to better estimate the scope and costs of future environmental-related activities. As of December 27, 2002, it was estimated that the Company’s share of the future exposure for environmental-related costs for these sites and facilities ranged in the aggregate from $6.2 million to $13.6 million (without discounting to present value). The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 30 years as of December 27, 2002. As to each of these sites and facilities, it was determined that a particular amount within the range of estimated costs was a better estimate of the future environmental-related cost than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. Together, these amounts totaled $7.5 million at December 27, 2002. The Company therefore had an accrual of $5.0 million as of December 27, 2002, which represents the best estimate of its share of these future environmental-related costs discounted at 4%, net of inflation. This accrual is in addition to the $1.8 million described in the preceding paragraph.

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

An insurance company agreed to pay a portion of certain of VAI’s (now VMS’) future environmental-related costs for which the Company has an indemnity obligation, and the Company therefore has a $1.3 million receivable in other assets as of December 27, 2002 for the Company’s share of such recovery. The Company has not reduced any environmental-related liability in anticipation of recoveries from third parties.

Management believes that the Company’s reserves for the foregoing and other environmental-related matters are adequate, but as the scope of its obligation becomes more clearly defined, these reserves may be modified, and related charges against or credits to earnings may be made. Although any ultimate liability arising from environmental-related matters could result in significant expenditures that, if aggregated and assumed to occur within a single fiscal year, would be material to the Company’s financial statements, the likelihood of such occurrence is considered remote. Based on information currently available and its best assessment of the ultimate amount and timing of environmental-related events, management believes that the costs of environmental-related matters are not reasonably likely to have a material adverse effect on the Company’s financial condition or results of operations.

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

Note 12.    Industry Segments

The Company’s operations are grouped into three business segments: Scientific Instruments, Vacuum Technologies, and Electronics Manufacturing. The Scientific Instruments segment designs, develops, manufactures, sells, and services equipment and consumable laboratory supplies for a broad range of life science and chemical analysis applications requiring identification, quantification, and analysis of the composition or structure of liquids, solids, or gases. The Vacuum Technologies segment designs, develops, manufactures, sells, and services high-vacuum pumps, leak detection equipment, and related products and services used to create, contain, control, and measure vacuum environments in a broad range of life science, industrial, and scientific applications requiring ultra-clean or high-vacuum environments. The Electronics Manufacturing segment provides electronics manufacturing services, including design, support, manufacturing, and post-manufacturing services, of electronic assemblies and subsystems for a wide range of customers, in particular small- and medium-sized companies with low- to medium-volume, high-mix requirements.

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

	Fiscal Quarter Ended		Fiscal Quarter Ended
	Dec. 27, 2002	Dec. 28, 2001	Dec. 27, 2002	Dec. 28, 2001
	Sales	Sales	Pretax Earnings	Pretax Earnings
(in millions)
Scientific Instruments	$124.3	$116.9	$13.1	$14.9
Vacuum Technologies	29.4	26.4	4.5	3.8
Electronics Manufacturing	42.0	40.9	4.7	3.1

Total industry segments	195.7	184.2	22.3	21.8
General corporate	—	—	(2.1)	(1.9)
Interest expense, net	—	—	(0.4)	(0.3)

Total	$195.7	$184.2	$19.8	$19.6

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Note 13.    Recent Accounting Pronouncements

In August 2001, the FASB issued FAS 143, Accounting for Asset Retirement Obligations. FAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FAS 143 applies to all entities. The adoption of FAS 143 in the first quarter of fiscal year 2003 did not have a significant impact on the Company’s financial condition or results of operations.

In October 2001, the FASB issued FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes FAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and portions of Accounting Principles Board Opinion No. (“APB”) 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. While FAS 144 carries forward many of the provisions of FAS 121 and APB 30, some of the key differences in the new standard are that goodwill is excluded from its scope, assets to be abandoned will be viewed as held for use and amortized over their remaining service period, and the standard broadens the presentation of discontinued operations. The adoption of FAS 144 in the first quarter of fiscal year 2003 did not have a significant impact on the Company’s financial condition or results of operations.

In July 2002, the FASB issued FAS 146, Accounting for Exit or Disposal Activities. FAS 146 addresses the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance set forth in Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The scope of FAS 146 includes costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and certain termination benefits provided to employees who are involuntarily terminated. FAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of FAS 146 in the second quarter of fiscal year 2003 to have a significant impact on its financial condition or results of operations.

In November 2002, the FASB issued Interpretation No. (“FIN”) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit and warranty obligations. It also clarifies that at the time a company issues a guarantee, a company must recognize an initial liability for the fair value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The provisions of FIN 45 relating to initial recognition and measurement must be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The Company does not expect the adoption of the initial recognition and measurement provisions in the second quarter of fiscal year 2003 to have a significant impact on its financial condition or results of operations. The disclosure requirements of FIN 45, which are effective for both interim and annual periods, were adopted by the Company in the first quarter of fiscal year 2003.

In November 2002, the FASB’s Emerging Issues Task Force finalized EITF Issue No. 00-21 (“EITF 00-21”), Revenue Arrangements with Multiple Deliverables. EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF 00-21 also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. However, it does not address when the criteria for revenue recognition are met or provide guidance on the appropriate revenue recognition convention for a given unit of accounting. EITF 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, and early application is permitted. Upon adoption, entities may elect to either apply EITF 00-21 prospectively or report the change in accounting as a cumulative-effect adjustment. The Company has not yet determined the effect the adoption of EITF 00-21 will have on its financial condition or results of operations.

In December 2002, the FASB issued FAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FAS 123. FAS 148 provides additional transition guidance for those entities that elect to voluntarily adopt the accounting provisions of FAS 123, Accounting for Stock-Based Compensation. Since the Company intends to continue to apply the intrinsic value method of accounting for stock-based compensation, the adoption of FAS 148 will not have an effect on its financial condition or results of operations. However, the Company will provide the additional disclosures required by FAS 148 beginning in the second quarter of fiscal year 2003.

Note 14.    Subsequent Event

Subsequent to December 27, 2002, the Company acquired the non-clinical drugs of abuse testing business (the “DAT Business”) of Roche Diagnostics Corporation for approximately $22 million in cash. The DAT Business specializes in on-site, single-use products for rapidly detecting drugs of abuse in human bodily fluids, including several products already manufactured by the Company. As a result of this acquisition, the Company added the DAT Business’ sales and distribution capabilities and certain intellectual property to the Company’s existing consumables business.

The purchase price paid for the DAT Business is subject to adjustment pending the completion of certain activities relating to the closing balance sheet. The Company expects to complete these activities during the second quarter of fiscal year 2003, at which time the final purchase price will be established and allocated to acquired assets and liabilities including goodwill and identified intangible assets.

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

The Company’s fiscal years reported are the 52- or 53-week periods ending on the Friday nearest September 30. Fiscal year 2003 will comprise the 53-week period ending October 3, 2003, and fiscal year 2002 was comprised of the 52-week period ended September 27, 2002. The fiscal quarters ended December 27, 2002 and December 28, 2001 each comprised 13 weeks.

Caution Regarding Forward-Looking Statements

Throughout this Report, and particularly in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” there are forward-looking statements that are based upon management’s current expectations, estimates, and projections, and that reflect management’s beliefs and assumptions based upon information available to management at the date of this Report. In some cases, you can identify these statements by words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” and other similar terms.

We caution investors that forward-looking statements are only predictions, based upon our current expectations about future events. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict. Our actual results, performance, or achievements could differ materially from those expressed or implied by the forward-looking statements. Some of the important factors that could cause our results to differ are discussed below under the heading “Risk Factors.” We encourage you to read that section carefully. Other risks include: new product development, commercialization, performance, and acceptance; continued growth in sales into life science applications; the timing of shipments, installations, and the recognition of revenues on leading-edge NMR systems; renewed demand for vacuum products and contract electronics manufacturing; competitive products and pricing; economic conditions in the Company’s product and geographic markets; continued and timely delivery of key raw materials and components by suppliers; foreign currency fluctuations that could adversely impact revenue growth and earnings; sustained or improved market investment in capital equipment; the ability to successfully integrate acquired businesses; customers that operate in cyclical industries; government funding for research; and other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”). You should carefully consider those risks, in addition to the other information in this Report and in our other filings with the SEC, before deciding to invest in our stock or to maintain or change your investment. We undertake no obligation to revise or update any forward-looking statement.

Results of Operations

First Quarter of Fiscal Year 2003 Compared to First Quarter of Fiscal Year 2002

Sales.    Sales were $195.7 million in the first quarter of fiscal year 2003, an increase of 6.2% from sales of $184.2 million in the first quarter of fiscal year 2002. Sales by the Scientific Instruments, Vacuum Technologies, and Electronics Manufacturing segments increased by 6.4%, 11.1%, and 2.6%, respectively.

Geographically, sales in North America of $110.0 million, Europe of $57.3 million, and the rest of the world of $28.4 million in the first quarter of fiscal year 2003 represented increases of 5.6%, 6.0%, and 9.5%, respectively, as compared to the first quarter of fiscal year 2002. The increase in North America primarily resulted from increased Vacuum Technologies sales and Scientific Instruments’ acquisition of ANSYS Technologies, Inc. (“ANSYS”) in the second quarter of fiscal year 2002. The increase in Europe was due to stronger sales of Scientific Instruments. The increase in the rest of the world was primarily driven by growth in Scientific Instruments sales into the Pacific Rim, partially offset by lower sales into Latin America.

Gross Profit.    Gross profit was $76.4 million (representing 39.0% of sales) in the first quarter of fiscal year 2003, compared to $69.7 million (representing 37.8% of sales) in the first quarter of fiscal year 2002. The increase in gross profit percentage was driven primarily by higher Electronics Manufacturing gross profit margins as a result of improved operational efficiencies and lower new customer start-up costs in the first quarter of fiscal year 2003, as well as lower Vacuum Technologies gross profit margins in the first quarter of the prior fiscal year due to the negative impact of decreased demand on cost of sales.

Sales and Marketing.    Sales and marketing expenses were $33.7 million (representing 17.2% of sales) in the first quarter of fiscal year 2003, compared to $30.9 million (representing 16.8% of sales) in the first quarter of fiscal year 2002. The $2.8 million increase in sales and marketing expenses resulted primarily from the acquisition of ANSYS in the second quarter of fiscal year 2002 and the impact of the weaker U.S. dollar in the first quarter of fiscal year 2003.

Research and Development.    Research and development expenses were $10.9 million (representing 5.6% of sales) in the first quarter of fiscal year 2003, compared to $9.0 million (representing 4.9% of sales) in the first quarter of fiscal year 2002. As a percentage of sales, research and development expenses increased from the prior-year quarter primarily because the Company continued to increase its focus within the Scientific Instruments and Vacuum Technologies segments on new product development with an emphasis on life science applications. The Company expects that, as a percentage of sales, research and development expenses will continue at these higher levels for fiscal year 2003.

General and Administrative.    General and administrative expenses were $11.6 million (representing 5.9% of sales) in the first quarter of fiscal year 2003, compared to $9.8 million (representing 5.3% of sales) in the first quarter of fiscal year 2002. The increase in general and administrative expenses resulted primarily from restructuring charges of $2.0 million in the first quarter of fiscal year 2003. These charges consisted mainly of employee severance-related costs to realign resources in the field offices of the Scientific Instruments segment to better focus on life science applications, and costs to close a field office in Latin America.

Net Interest Expense.    Net interest expense was $0.4 million (representing 0.2% of sales) in the first quarter of fiscal year 2003, compared to $0.3 million (representing 0.2% of sales) in the first quarter of fiscal year 2002.

Taxes on Earnings.    The effective income tax rate was 36.0% for both the first quarter of fiscal year 2003 and the first quarter of fiscal year 2002.

Net Earnings.    Net earnings for the first quarter of fiscal year 2003 were $12.7 million ($0.36 net earnings per diluted share), compared to $12.5 million ($0.36 net earnings per diluted share) in the first quarter of fiscal year 2002. Net earnings for the first quarter of fiscal year 2003 reflect the impact of $2.0 million in pretax restructuring charges ($1.3 million net earnings or $0.04 net earnings per diluted share) recorded during the period. The negative impact of these restructuring charges in the first quarter of fiscal year 2003 was offset by increased profitability in the Vacuum Technologies and Electronics Manufacturing segments.

Segments.    Scientific Instruments sales of $124.3 million in the first quarter of fiscal year 2003 increased 6.4% over the first quarter of fiscal year 2002 sales of $116.9 million. The growth in sales was primarily driven by the ANSYS acquisition in the second quarter of fiscal year 2002 and increased sales of certain products selling into life science applications. Including $1.6 million in pretax restructuring charges, earnings from operations in the first quarter of fiscal year 2003 of $13.1 million (10.5% of sales) decreased from $14.9 million (12.8% of sales) in the first quarter of fiscal year 2002. Excluding the restructuring charges, Scientific Instruments operating earnings were $14.7 million (11.8% of sales). The decrease in operating earnings as a percentage of sales resulted primarily from increased research and development spending in the first quarter of fiscal year 2003. For fiscal year 2003, high single-digit growth is expected for Scientific Instruments sales, with good growth in sales for life science applications and modest, if any, growth in sales for chemical analysis applications. Operating profit margins are expected to move toward 12% as fiscal year 2003 progresses.

Vacuum Technologies sales of $29.4 million in the first quarter of fiscal year 2003 increased 11.1% from the first quarter of fiscal year 2002 sales of $26.4 million. The sales increase resulted primarily from higher sales of products into life science applications. Earnings from operations in the first quarter of fiscal year 2003 of $4.5 million (15.2% of sales) were up from $3.8 million (14.5% of sales) in the first quarter of fiscal year 2002. The higher earnings were primarily attributable to lower gross profit margins in the first quarter of the prior fiscal year due to the negative impact of decreased demand on cost of sales. Single-digit growth in Vacuum Technologies sales is expected for fiscal year 2003. Operating profit margins for fiscal year 2003 are expected to be in the mid-teens.

Electronics Manufacturing sales in the first quarter of fiscal year 2003 of $42.0 million increased 2.6% from $40.9 million in the first quarter of fiscal year 2002. The increase in sales was primarily due to the negative impact of order delays after September 11 on sales in the first quarter of fiscal year 2002. Earnings from operations in the first quarter of fiscal year 2003 of $4.7 million (11.2% of sales) increased from $3.1 million (7.7% of sales) in the first quarter of fiscal year 2002, primarily as a result of operational efficiencies and lower new customer start-up costs. Single-digit growth in Electronics Manufacturing sales is expected for fiscal year 2003. Operating profit margins for fiscal year 2003 are expected to be in the high single digits.

With respect to consolidated results for fiscal year 2003, we expect high single-digit sales growth, with an operating profit percentage similar to fiscal year 2002. Our current expectations for fiscal year 2003 assume that there is no deterioration in economic conditions in the markets in which we operate.

Liquidity and Capital Resources

The Company generated $28.6 million of cash from operating activities in the first quarter of fiscal year 2003, which compares to $20.1 million in the first quarter of fiscal year 2002. The increase in cash from operating activities resulted from stronger collection of accounts receivable, partially offset by higher inventory requirements.

The Company used $4.6 million of cash for investing activities in the first quarter of fiscal year 2003, which compares to $9.0 million in the first quarter of fiscal year 2002. The decrease in cash used for investing activities in the first quarter of fiscal year 2003 was primarily due to two acquisitions completed during the first quarter of the prior fiscal year.

The Company used $7.9 million of cash for financing activities in the first quarter of fiscal year 2003, which compares to $1.0 million used for financing activities in the first quarter of fiscal year 2002. The increase in cash used for financing activities in the first quarter of fiscal year 2003 was primarily due to the repurchase of common stock, partially offset by a reduction in debt repayments.

During fiscal year 2002, the Company established a three-year unsecured revolving bank credit facility in the amount of $50.0 million for working capital purposes. No amounts were outstanding under this credit facility as of December 27, 2002. Borrowings under this credit facility bear interest at rates of LIBOR plus 1.25% to 2.0% depending on certain financial ratios of the Company at the time of borrowing. This credit facility contains certain customary covenants that limit future borrowings of the Company and require the maintenance by the Company of certain levels of financial performance. The Company was in compliance with all such covenants and requirements as of December 27, 2002.

As of December 27, 2002, the Company and its subsidiaries had $55.1 million in uncommitted and unsecured credit facilities for working capital purposes with interest rates to be established at the time of borrowing. No borrowings were outstanding under these credit facilities as of December 27, 2002. All of these credit facilities contain certain conditions and events of default customary for such facilities, with which the Company was in compliance. Of the $55.1 million in uncommitted and unsecured credit facilities, a total of $33.7 million was limited for use by, or in favor of, certain subsidiaries. As of December 27, 2002, a total of $15.5 million of the $33.7 million was being utilized in the form of bank guarantees or short-term standby letters of credit. These guarantees and letters of credit related primarily to advance payments or deposits made to the Company’s subsidiaries by customers for which separate liabilities were recorded in the Unaudited Consolidated Condensed Financial Statements at December 27, 2002. No amounts had been drawn by beneficiaries under these or any other outstanding guarantees or letters of credit as of that date.

As of December 27, 2002, the Company had $36.3 million in term loans outstanding compared to $37.5 million at September 27, 2002. As of both December 27, 2002 and September 27, 2002, fixed interest rates on the term loans ranged from 6.7% to 7.2%. The weighted-average interest rate on the term loans was 6.9% at both December 27, 2002 and September 27, 2002. The term loans contain certain covenants that limit future borrowings and the payment of cash dividends and require the maintenance of certain levels of working capital and operating results. The Company was in compliance with all restrictive covenants of the term loan agreements during the first quarter of fiscal year 2003. The Company also had other long-term notes payable of $3.9 million as of December 27, 2002 with a weighted-average interest rate of 0.8% and $3.5 million as of September 27, 2002 with a weighted-average interest rate of 0.9%.

Future principal payments on long-term debt outstanding on December 27, 2002 were $2.1 million, $2.8 million, $3.9 million, $3.9 million, $2.5 million, $6.2 million, and $18.8 million during the nine months ending October 3, 2003 and fiscal years 2004, 2005, 2006, 2007, 2008, and thereafter, respectively.

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

In connection with certain acquisitions, the Company has accrued but not yet paid certain purchase price amounts which have been “held back” to secure the sellers’ indemnification obligations. These “holdback” amounts, which are due to be paid at various times through fiscal year 2004 (net of any indemnification claims), totaled approximately $1.0 million at December 27, 2002. In addition to the “holdback” payments, the Company is also obligated to pay additional cash purchase price amounts in the event that contingent financial or operational milestones are met by the acquired businesses. As of December 27, 2002, up to a maximum of $15.4 million could be payable through fiscal year 2006 under these contingent consideration arrangements. Any contingent payments made will be recorded as additional goodwill at the time they are earned.

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

Contractual Obligations and Other Commercial Commitments

The following table summarizes future principal payments on outstanding long-term debt and minimum rentals due for certain facilities and other leased assets under long-term, non-cancelable operating leases as of December 27, 2002:

	Nine Months Ending Oct. 3, 2003	Fiscal Years
		2004	2005	2006	2007	2008	Thereafter	Total
(in thousands)
Long-term debt (including current portion)	$2,132	$2,774	$3,889	$3,889	$2,500	$6,250	$18,750	$40,184
Operating leases	4,875	4,842	3,931	2,686	1,991	1,755	26,397	46,477

Total contractual cash obligations	$7,007	$7,616	$7,820	$6,575	$4,491	$8,005	$45,147	$86,661

In addition to the above, the Company had cancelable commitments to purchase certain superconducting magnets intended for use with leading-edge NMR systems totaling approximately $38.3 million, net of deposits paid, as of December 27, 2002. In the event that these commitments are canceled for reasons other than the supplier’s default, the Company would be responsible for reimbursement of actual costs incurred by the supplier.

As of December 27, 2002, the Company did not have any off-balance sheet commercial commitments that could result in a significant cash outflow upon the occurrence of some contingent event, except for contingent payments of up to a maximum of $15.4 million related to acquisitions as discussed under “Liquidity and Capital Resources” above, the specific timing and amounts of which are not currently determinable.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. (“FAS”) 143, Accounting for Asset Retirement Obligations. FAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FAS 143 applies to all entities. The adoption of FAS 143 in the first quarter of fiscal year 2003 did not have a significant impact on the Company’s financial condition or results of operations.

In October 2001, the FASB issued FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes FAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and portions of Accounting Principles Board Opinion No. (“APB”) 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. While FAS 144 carries forward many of the provisions of FAS 121 and APB 30, some of the key differences in the new standard are that goodwill is excluded from its scope, assets to be abandoned will be viewed as held for use and amortized over their remaining service period, and the standard broadens the presentation of discontinued operations. The adoption of FAS 144 in the first quarter of fiscal year 2003 did not have a significant impact on the Company’s financial condition or results of operations.

In July 2002, the FASB issued FAS 146, Accounting for Exit or Disposal Activities. FAS 146 addresses the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance set forth in Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The scope of FAS 146 includes costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and certain termination benefits provided to employees who are involuntarily terminated. FAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of FAS 146 in the second quarter of fiscal year 2003 to have a significant impact on its financial condition or results of operations.

In November 2002, the FASB issued Interpretation No. (“FIN”) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit and warranty obligations. It also clarifies that at the time a company issues a guarantee, a company must recognize an initial liability for the fair value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The provisions of FIN 45 relating to initial recognition and measurement must be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The Company does not expect the adoption of the initial recognition and measurement provisions in the second quarter of fiscal year 2003 to have a significant impact on its financial condition or results of operations. The disclosure requirements of FIN 45, which are effective for both interim and annual periods, were adopted by the Company in the first quarter of fiscal year 2003.

In November 2002, the FASB’s Emerging Issues Task Force finalized EITF Issue No. 00-21 (“EITF 00-21”), Revenue Arrangements with Multiple Deliverables. EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF 00-21 also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. However, it does not address when the criteria for revenue recognition are met or provide guidance on the appropriate revenue recognition convention for a given unit of accounting. EITF 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, and early application is permitted. Upon adoption, entities may elect to either apply the EITF 00-21 prospectively or report the change in accounting as a cumulative-effect adjustment. The Company has not yet determined the effect the adoption of EITF 00-21 will have on its financial condition or results of operations.

In December 2002, the FASB issued FAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FAS 123. FAS 148 provides additional transition guidance for those entities that elect to voluntarily adopt the accounting provisions of FAS 123, Accounting for Stock-Based Compensation. Since the Company intends to continue to apply the intrinsic value method of accounting for stock-based compensation, the adoption of FAS 148 will not have an effect on its financial condition or results of operations. However, the Company will provide the additional disclosures required by FAS 148 beginning in the second quarter of fiscal year 2003.

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

In the case of our Scientific Instruments and Vacuum Technologies segments, we must continue to assess and predict customer needs, regulatory requirements, and evolving technologies. We must develop new products, including enhancements to existing products, new services, and new applications, successfully commercialize, manufacture, market, and sell these products, and protect our intellectual property in these products. If we are unsuccessful in these areas, our financial condition or results of operations could be adversely affected.

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

Certain of our leading-edge NMR systems, probes, and components (together accounting for less than 10% of the Company’s revenues and operating profits) sell for high prices and on long lead-times. These systems and components are complex; require development of new technologies and, therefore, significant research and development resources; are often intended for evolving leading-edge research applications; often have customer-specific features, custom capabilities, and specific acceptance criteria; and, in the case of NMR systems, require superconducting magnets that can be difficult to manufacture. These superconducting magnets are not manufactured by us, so our ability to ship, install and obtain customer acceptance of our leading-edge NMR systems is dependent upon the superconducting magnet supplier’s timely development, delivery, and installation of magnets that perform to customer specifications. If we are unable to meet these challenges, it could have an adverse effect on the Company’s financial condition or results of operations. In addition, all of these factors can make it difficult for us to forecast shipment, installation, and acceptance of leading-edge NMR systems and probes, which in turn can make it difficult for us to forecast the timing of revenue recognition and the achieved gross profit margin on these systems.

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

We have experienced and could again experience delivery delays in superconducting magnets used in NMR systems, which has caused and could again cause delays in our product shipments. In addition, end-users of our NMR systems require helium to operate those systems; shortages of helium could result in higher helium prices, and thus higher operating costs for NMR systems, which could impact demand for those systems.

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

Third parties might claim that the Company infringes their intellectual property rights, and we may be unaware of intellectual property rights that we are infringing. Any litigation regarding intellectual property of others could be costly and could divert personnel and resources from our operations. Claims of intellectual property infringement might also require us to develop non-infringing alternatives or enter into royalty-bearing license agreements. We might also be required to pay damages or be enjoined from developing, manufacturing, or selling infringing products. We sometimes rely on licenses to avoid these risks, but we cannot be assured that these licenses will be available in the future or on favorable terms. Failure to protect against these risks could have an adverse effect on the Company’s financial condition or results of operations.

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

Foreign Operations and Currency Exchange Rates.    A significant portion of the Company’s sales, manufacturing activities, and employees are outside of the United States. As a result, the Company is subject to various risks, including the following: duties, tariffs, and taxes; restrictions on currency conversions, fund transfers, or profit repatriations; import, export, and other trade restrictions; protective labor regulations and union contracts; compliance with local laws and regulations; travel and transportation difficulties; and adverse developments in political or economic environments in countries where we operate. Additionally, the U.S. dollar value of the Company’s sales varies with currency exchange rate fluctuations, although the Company’s manufacturing operations in other countries often act as a natural hedge against the profitability impact of foreign currency exchange fluctuations relative to the U.S. dollar. These risks could have an adverse effect on the Company’s financial condition or results of operations.

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

For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further environmental-related activities or to estimate the future costs of such activities if undertaken. As of December 27, 2002, it was nonetheless estimated that the Company’s share of the future exposure for environmental-related costs for these sites and facilities ranged in the aggregate from $1.8 million to $4.8 million (without discounting to present value). The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 30 years as of December 27, 2002. No amount in the foregoing range of estimated future costs is believed to be more probable of being incurred than any other amount in such range, and the Company therefore had an accrual of $1.8 million as of December 27, 2002.

As to other sites and facilities, sufficient knowledge has been gained to be able to better estimate the scope and costs of future environmental-related activities. As of December 27, 2002, it was estimated that the Company’s share of the future exposure for environmental-related costs for these sites and facilities ranged in the aggregate from $6.2 million to $13.6 million (without discounting to present value). The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 30 years as of December 27, 2002. As to each of these sites and facilities, it was determined that a particular amount within the range of estimated costs was a better estimate of the future environmental-related cost than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. Together, these amounts totaled $7.5 million at December 27, 2002. The Company therefore had an accrual of $5.0 million as of December 27, 2002, which represents the best estimate of its share of these future environmental-related costs discounted at 4%, net of inflation. This accrual is in addition to the $1.8 million described in the preceding paragraph.

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

An insurance company agreed to pay a portion of certain of VAI’s (now VMS’) future environmental-related costs for which the Company has an indemnity obligation, and the Company therefore has a $1.3 million receivable in other assets as of December 27, 2002 for the Company’s share of such recovery. The Company has not reduced any environmental-related liability in anticipation of recoveries from third parties.

Management believes that the Company’s reserves for the foregoing and other environmental-related matters are adequate, but as the scope of its obligation becomes more clearly defined, these reserves may be modified, and related charges against or credits to earnings may be made. Although any ultimate liability arising from environmental-related matters could result in significant expenditures that, if aggregated and assumed to occur within a single fiscal year, would be material to the Company’s financial statements, the likelihood of such occurrence is considered remote. Based on information currently available and its best assessment of the ultimate amount and timing of environmental-related events, management believes that the costs of environmental-related matters are not reasonably likely to have a material adverse effect on the Company’s financial condition or results of operations.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

The Company typically hedges its foreign currency exposures associated with certain assets and liabilities denominated in non-functional currencies and with certain forecasted foreign currency cash flows. The success of the Company’s hedging activities depends on its ability to forecast transaction activity in various currencies. To the extent that these forecasts are overstated or understated during periods of currency volatility, the Company could experience unanticipated currency gains or losses. However, the Company believes that in most cases gains or losses would be substantially offset by losses or gains from the related foreign exchange forward contracts. As a result, the effect of an immediate 10% change in exchange rates would not be material to the Company’s financial condition or results of operations. The Company’s foreign exchange forward contracts generally range from one to 12 months in original maturity.

At December 27, 2002, forward contracts to sell Japanese yen having an aggregate notional value of $6.9 million were designated as cash flow hedges of forecasted sale transactions. These contracts were deemed to be highly effective, and as a result, a loss of $0.1 million (net of tax) on these contracts is included in accumulated other comprehensive loss in stockholders’ equity. During the fiscal quarter ended December 27, 2002, a loss of $0.1 million from hedge ineffectiveness was recognized and included in general and administrative expenses. A summary of all forward exchange contracts that were outstanding as of December 27, 2002 follows:

	Notional Value Sold	Notional Value Purchased
(in thousands)
Euro	$—	$28,037
Australian dollar	—	15,110
Japanese yen	11,507	—
Canadian dollar	5,336	—
British pound	5,066	—
Swedish krona	—	3,239

	$21,909	$46,386

Interest Rate Risk

The Company has no material exposure to market risk for changes in interest rates. The Company invests any excess cash primarily in short-term U.S. Treasury securities and money market funds, and changes in interest rates would not be material to the Company’s financial condition or results of operations. The Company primarily enters into debt obligations to support general corporate purposes, including working capital requirements, capital expenditures, and acquisitions. At December 27, 2002, the Company’s debt obligations had fixed interest rates.

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

Debt Obligations

Principal Amounts and Related Weighted-Average Interest Rates By Year of Maturity

	Nine Months Ending Oct. 3, 2003	Fiscal Years
		2004	2005	2006	2007	2008	Thereafter	Total
(dollars in thousands)
Long-term debt (including current portion)	$2,132	$2,774	$3,889	$3,889	$2,500	$6,250	$18,750	$40,184
Average interest rate	5.5%	6.6%	4.6%	4.6%	7.2%	6.7%	6.7%	6.3%

Item 4.	Controls and Procedures

Within the 90-day period prior to the filing of this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the disclosure controls subsequent to the date of that evaluation.

PART II

OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits:

10.19	Change in Control Agreement, dated as of December 18, 2002, between Varian, Inc. and Martin O’Donoghue.

99.1	Certification Pursuant to Section 1350 to Chapter 63 of Title 18 of the United States Code as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification Pursuant to Section 1350 to Chapter 63 of Title 18 of the United States Code as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K filed during the fiscal quarter ended December 27, 2002:

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VARIAN, INC. (Registrant)

By	/s/ G. EDWARD MCCLAMMY
G. Edward McClammy Senior Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

Date:    February 7, 2003

CERTIFICATION

I, Allen J. Lauer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Varian, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    February 7, 2003

/s/ ALLEN J. LAUER
Allen J. Lauer Chairman of the Board and Chief Executive Officer

CERTIFICATION

I, G. Edward McClammy, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Varian, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    February 7, 2003

/s/ G. EDWARD MCCLAMMY
G. Edward McClammy Senior Vice President, Chief Financial Officer and Treasurer