Form 10-Q
period 2003-03-28
VARIAN INC
filed 2003-05-09
CIK 1079028

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2003

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

(650) 213-8000

(Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

The number of shares of the registrant’s common stock outstanding as of April 25, 2003 was 33,879,007.

VARIAN, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 28, 2003

PART I

FINANCIAL INFORMATION

Item 1.    Financial Statements

VARIAN, INC. AND SUBSIDIARY COMPANIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF EARNINGS

(In thousands, except per share amounts)

	Fiscal Quarter Ended		Six Months Ended
	Mar. 28, 2003	Mar. 29, 2002	Mar. 28, 2003	Mar. 29, 2002
Sales	$204,614	$190,331	$400,357	$374,571
Cost of sales	126,330	120,131	245,683	234,670

Gross profit	78,284	70,200	154,674	139,901

Operating expenses
Sales and marketing	34,489	31,976	68,175	62,924
Research and development	11,088	9,601	21,962	18,619
General and administrative	11,434	8,678	23,014	18,491
Purchased in-process research and development	—	890	—	890

Total operating expenses	57,011	51,145	113,151	100,924

Operating earnings	21,273	19,055	41,523	38,977
Interest expense, net	193	455	620	799

Earnings before income taxes	21,080	18,600	40,903	38,178
Income tax expense	7,180	7,017	14,316	14,065

Net earnings	$13,900	$11,583	$26,587	$24,113

Net earnings per share:
Basic	$0.41	$0.35	$0.79	$0.72

Diluted	$0.40	$0.33	$0.76	$0.69

Shares used in per share calculations:
Basic	33,805	33,452	33,864	33,375

Diluted	34,888	34,922	34,966	34,750

See accompanying Notes to the Unaudited Consolidated Condensed Financial statements.

VARIAN, INC. AND SUBSIDIARY COMPANIES

UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEET

(In thousands, except par value amounts)

	Mar. 28, 2003	Sept. 27, 2002
ASSETS

Current assets
Cash and cash equivalents	$92,270	$65,145
Accounts receivable, net	172,352	168,958
Inventories	126,890	116,252
Deferred taxes	30,814	30,644
Other current assets	16,663	16,084

Total current assets	438,989	397,083
Property, plant, and equipment, net	110,562	105,871
Goodwill	125,459	115,922
Intangible assets, net	18,228	12,153
Other assets	3,482	3,575

Total assets	$696,720	$634,604

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Notes payable	$2,494	$—
Current portion of long-term debt	3,057	3,321
Accounts payable	58,918	52,086
Deferred profit	21,955	20,952
Accrued liabilities	141,932	122,819

Total current liabilities	228,356	199,178
Long-term debt	36,698	37,635
Deferred taxes	8,243	8,191
Other liabilities	10,326	9,879

Total liabilities	283,623	254,883

Contingencies (Note 13)

Stockholders’ equity
Preferred stock—par value $0.01, authorized—1,000 shares; issued—none	—	—
Common stock—par value $0.01, authorized—99,000 shares; issued and outstanding—33,834 shares at Mar. 28, 2003 and 33,951 shares at Sept. 27, 2002	247,316	251,904
Retained earnings	171,006	144,419
Accumulated other comprehensive loss	(5,225)	(16,602)

Total stockholders’ equity	413,097	379,721

Total liabilities and stockholders’ equity	$696,720	$634,604

See accompanying Notes to the Unaudited Consolidated Condensed Financial statements.

VARIAN, INC. AND SUBSIDIARY COMPANIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

(In thousands)

	Six Months Ended
	Mar. 28, 2003	Mar. 29, 2002
Cash flows from operating activities
Net earnings	$26,587	$24,113
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	11,330	9,730
(Gain) loss on disposition of property, plant, and equipment	(16)	66
Purchased in-process research and development	—	890
Tax benefit from stock option exercises	515	—
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	2,629	5,353
Inventories	(4,442)	238
Other current assets	2,001	352
Other assets	113	413
Accounts payable	5,510	(1,997)
Deferred profit	906	(252)
Accrued liabilities	16,772	(9,403)
Other liabilities	443	(321)

Net cash provided by operating activities	62,348	29,182

Cash flows from investing activities
Proceeds from sale of property, plant, and equipment	324	312
Purchase of property, plant, and equipment	(9,985)	(10,399)
Purchase of businesses, net of cash acquired	(22,728)	(48,871)

Net cash used in investing activities	(32,389)	(58,958)

Cash flows from financing activities
Net issuance (repayment) of debt	981	(2,837)
Repurchase of common stock	(8,074)	—
Issuance of common stock	2,971	4,097
Net transfers to Varian Medical Systems, Inc.	(466)	(2,201)

Net cash used in financing activities	(4,588)	(941)

Effects of exchange rate changes on cash and cash equivalents	1,754	(395)

Net increase (decrease) in cash and cash equivalents	27,125	(31,112)
Cash and cash equivalents at beginning of period	65,145	59,879

Cash and cash equivalents at end of period	$92,270	$28,767

Supplemental cash flow information
Income taxes paid	$2,335	$9,798

Interest paid	$1,266	$1,474

See accompanying Notes to the Unaudited Consolidated Condensed Financial statements.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1.    Unaudited Interim Consolidated Condensed Financial Statements

These unaudited interim consolidated financial statements of Varian, Inc. and its subsidiary companies (collectively, the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The September 27, 2002 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These interim consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2002 filed with the SEC. In the opinion of the Company’s management, the interim consolidated financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. The results of operations for the fiscal quarter and six months ended March 28, 2003 are not necessarily indicative of the results to be expected for a full year or for any other periods.

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

The Company’s fiscal years reported are the 52- or 53-week periods ending on the Friday nearest September 30. Fiscal year 2003 will comprise the 53-week period ending October 3, 2003, and fiscal year 2002 was comprised of the 52-week period ended September 27, 2002. The fiscal quarters and six-month periods ended March 28, 2003 and March 29, 2002 each comprised 13 weeks and 26 weeks, respectively.

Note 3.    Balance Sheet Detail

	Mar. 28, 2003	Sept. 27, 2002
(In thousands)
Inventories
Raw materials and parts	$68,976	$61,098
Work in process	10,872	12,570
Finished goods	47,042	42,584

	$126,890	$116,252

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

The Company also enters into foreign exchange forward contracts to minimize the impact of foreign currency fluctuations on forecasted transactions. These contracts are designated as cash flow hedges under FAS 133. At March 28, 2003, there were no outstanding forward contracts designated as cash flow hedges of forecasted sale transactions. A loss of $0.1 million (net of tax) on closed forward contracts has been included in accumulated other comprehensive loss in stockholders’ equity and will be recognized as a reduction in sales when the related sale transaction is recorded. During the six months ended March 28, 2003, a loss of $0.1 million from hedge ineffectiveness was recognized and included in general and administrative expenses.

The Company’s foreign exchange forward contracts generally range from one to 12 months in original maturity. A summary of all foreign exchange forward contracts that were outstanding as of March 28, 2003 follows:

	Notional Value Sold	Notional Value Purchased
(in thousands)
Euro	$—	$31,753
Australian dollar	—	17,586
Japanese yen	20,305	—
Canadian dollar	6,278	—
British pound	4,549	—
Swedish krona	—	3,680

	$31,132	$53,019

Note 5.    Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for each of the Company’s reporting segments in the first six months of fiscal year 2003 were as follows:

	Scientific Instruments	Vacuum Technologies	Electronics Manufacturing	Total Company
(in thousands)
Balance as of September 27, 2002	$112,854	$966	$2,102	$115,922
Fiscal year 2003 acquisitions	9,531	—	—	9,531
Other adjustments	6	—	—	6

Balance as of March 28, 2003	$122,391	$966	$2,102	$125,459

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

As required by FAS 142, Goodwill and Other Intangible Assets, the Company completed its annual goodwill impairment assessment during the second quarter of fiscal year 2003 and determined that there was no impairment.

The following intangible assets are recorded and are being amortized by the Company:

	Mar. 28, 2003	Sept. 27, 2002
(in thousands)
Intangible assets
Customer contracts and related relationships	$5,905	$1,105
Existing technology	6,972	6,972
Patents and core technology	4,572	3,072
Trade names and trademarks	2,176	1,476
Other	1,974	1,733

	21,599	14,358
Accumulated amortization	(3,371)	(2,205)

	$18,228	$12,153

Amortization expense relating to intangible assets was $0.6 million and $0.5 million during the fiscal quarters ended March 28, 2003 and March 29, 2002, respectively, and $1.1 million and $0.6 million during the six months ended March 28, 2003 and March 29, 2002, respectively.

Note 6.    Acquisition of Roche DAT Business

In January 2003, the Company acquired the non-clinical, drugs of abuse testing business (the “DAT Business”) of Roche Diagnostics Corporation (“Roche”) for approximately $22.2 million in cash. The DAT Business develops, markets, and sells consumable products for detecting drugs of abuse, including several products manufactured by the Company for Roche prior to the acquisition. As a result of this acquisition, the Company added the DAT Business’ sales and distribution capabilities to the Company’s existing consumables business, which is part of the Scientific Instruments segment.

The purchase price paid for this acquisition was allocated to the estimated fair value of assets acquired and liabilities assumed as follows:

Amount Allocated
(in millions)
Inventories	$3.2
Property, plant, and equipment	2.4
Goodwill	9.5
Identified intangible assets	7.2

Total assets acquired	22.3
Liabilities assumed	(0.1)

Net assets acquired	$22.2

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

The amounts allocated to identified intangible assets have a weighted-average useful life of approximately 6.7 years. These intangible assets are being amortized using the straight-line method over their respective estimated useful lives. An external appraisal was performed which used the income approach, the royalty savings approach, and the cost approach to determine the fair value of the DAT Business’ significant identifiable intangible assets. A risk-adjusted discount rate of 12% was applied to cash flow projections to determine the present value of the different intangible assets.

Note 7.    Net Earnings Per Share

Basic earnings per share are calculated based on net earnings and the weighted-average number of shares outstanding during the reported period. Diluted earnings per share include dilution from potential shares of common stock issuable pursuant to the exercise of outstanding stock options determined using the treasury stock method.

For the fiscal quarters ended March 28, 2003 and March 29, 2002, options to purchase 1,179,208 and 636,942 shares, respectively, were excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive. For the six months ended March 28, 2003 and March 29, 2002, options to purchase 1,080,718 and 659,529 shares, respectively, were excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive.

A reconciliation of weighted-average basic shares outstanding to weighted-average diluted shares outstanding follows:

	Fiscal Quarter Ended		Six Months Ended
	Mar. 28, 2003	Mar. 29, 2002	Mar. 28, 2003	Mar. 29, 2002
(in thousands)
Weighted-average basic shares outstanding	33,805	33,452	33,864	33,375
Net effect of dilutive stock options	1,083	1,470	1,102	1,375

Weighted-average diluted shares outstanding	34,888	34,922	34,966	34,750

Note 8.    Comprehensive Income (Loss)

The Company’s comprehensive income is comprised of net earnings, foreign currency translation adjustments, and changes in the fair value of highly effective cash flow hedge transactions. Comprehensive income was $20.0 million and $11.6 million for the fiscal quarters ended March 28, 2003 and March 29, 2002, respectively, and $38.0 million and $21.6 million for the six months ended March 28, 2003 and March 29, 2002, respectively. Accumulated other comprehensive loss is included as a component of stockholders’ equity.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Note 9.    Debt, Credit Facilities, and Guarantees

As of March 28, 2003, the Company and its subsidiaries had $55.7 million in uncommitted, unsecured credit facilities for working capital purposes with interest rates to be established at the time of borrowing. No borrowings were outstanding under these credit facilities as of March 28, 2003. All of these credit facilities contain certain conditions and events of default customary for such facilities, with which the Company was in compliance. Of the $55.7 million in uncommitted, unsecured credit facilities, a total of $34.8 million was limited for use by, or in favor of, certain subsidiaries. As of March 28, 2003, a total of $21.6 million of the $34.8 million was being utilized in the form of bank guarantees or short-term standby letters of credit. These guarantees and letters of credit related primarily to advance payments or deposits made to the Company’s subsidiaries by customers for which separate liabilities were recorded in the Unaudited Consolidated Condensed Financial Statements at March 28, 2003. No amounts had been drawn by beneficiaries under these or any other outstanding guarantees or letters of credit as of that date.

In February 2003, the Company established a short-term bank credit facility in Japan in the amount of 300 million yen (approximately $2.5 million). The credit facility is available to the Company’s wholly owned Japanese subsidiary for working capital purposes. As of March 28, 2003, an aggregate of $2.5 million was outstanding under this credit facility at an annual interest rate of 0.8%. This credit facility contains certain covenants that limit future borrowings of the Company from this facility, with which the Company was in compliance.

Note 10.    Warranty Liability

The Company’s products are generally subject to warranties. Liabilities for the estimated future costs of repair or replacement are established and charged to cost of sales at the time the related sale is recognized. The amount of liability to be recorded is based on management’s best estimates of future warranty costs after considering historical and projected product failure rates and product repair costs. Changes in the Company’s estimated liability for product warranty during the six months ended March 28, 2003 were as follows:

(in thousands)
Balance as of September 27, 2002	$9,029
Charges to costs and expenses	2,534
Warranty expenditures	(2,424)

Balance as of March 28, 2003	$9,139

Note 11.    Stock Repurchase Program

During fiscal year 2002, the Company’s Board of Directors provided an authorization for the Company to repurchase up to 1,000,000 shares of its common stock until October 1, 2004. During the fiscal quarter ended December 27, 2002, the Company repurchased and retired 274,000 shares under this authorization at an aggregate cost of $8.1 million. As of March 28, 2003, the Company had remaining authorization for future repurchases of 676,000 shares.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Note 12.    Accounting for Stock-based Compensation

At March 28, 2003, the Company had two stock-based employee compensation plans, the Varian, Inc. Omnibus Stock Plan (the “Plan”) and the Varian, Inc. Employee Stock Purchase Plan (the “ESPP”). The Company has adopted the pro forma disclosure provisions of FAS 123, Accounting for Stock-Based Compensation. Accordingly, the Company applies the intrinsic value method as prescribed by Accounting Principles Board Opinion No. (“APB”) 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its employee stock compensation plans. If the Company had elected to recognize compensation cost based on the fair value of the options granted under the Plan and shares issued under the ESPP as prescribed by FAS 123, net earnings and net earnings per share would have been reduced to the pro forma amounts shown below:

	Fiscal Quarter Ended		Six Months Ended
	Mar. 28, 2003	Mar. 29, 2002	Mar. 28, 2003	Mar. 29, 2002
(in thousands, except per share amounts)
Net earnings:
As reported	$13,900	$11,583	$26,587	$24,113
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(1,921)	(1,999)	(3,724)	(3,858)

Pro forma net earnings	$11,979	$9,584	$22,863	$20,255

Net earnings per share:
Basic—as reported	$0.41	$0.35	$0.79	$0.72

Basic—pro forma	$0.35	$0.29	$0.68	$0.61

Diluted—as reported	$0.40	$0.33	$0.76	$0.69

Diluted—pro forma	$0.34	$0.27	$0.65	$0.58

Note 13.    Contingencies

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

For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further environmental-related activities or to estimate the future costs of such activities if undertaken. As of March 28, 2003, it was nonetheless estimated that the Company’s share of the future exposure for environmental-related costs for these sites and facilities ranged in the aggregate from $1.8 million to $4.8 million (without discounting to present value). The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 30 years as of March 28, 2003. No amount in the foregoing range of estimated future costs is believed to be more probable of being incurred than any other amount in such range, and the Company therefore had an accrual of $1.8 million as of March 28, 2003.

As to other sites and facilities, sufficient knowledge has been gained to be able to better estimate the scope and costs of future environmental-related activities. As of March 28, 2003, it was estimated that the Company’s share of the future exposure for environmental-related costs for these sites and facilities ranged in the aggregate from $6.1 million to $13.5 million (without discounting to present value). The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 30 years as of March 28, 2003. As to each of these sites and facilities, it was determined that a particular amount within the range of estimated costs was a better estimate of the future environmental-related cost than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. Together, these amounts totaled $7.4 million at March 28, 2003. The Company therefore had an accrual of $4.9 million as of March 28, 2003, which represents the best estimate of its share of these future environmental-related costs discounted at 4%, net of inflation. This accrual is in addition to the $1.8 million described in the preceding paragraph.

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

An insurance company agreed to pay a portion of certain of VAI’s (now VMS’) future environmental-related costs for which the Company has an indemnity obligation, and the Company therefore has a $1.3 million receivable in other assets as of March 28, 2003 for the Company’s share of such recovery. The Company has not reduced any environmental-related liability in anticipation of recoveries from third parties.

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

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Legal proceedings.    The Company is currently the defendant in a patent infringement lawsuit brought by Unaxis Balzers Aktiengesellschaft Liechtenstein, which is seeking infringement damages (royalties and/or lost profits) for the period beginning when the Company’s alleged infringing product (a Vacuum Technologies leak detection system) was introduced in 1997 until the patent expired in 2001. During that period, the Company’s revenues on that product were $17.6 million. The Company believes that it has strong defenses and intends to vigorously defend against this lawsuit.

In addition to this matter, the Company is also involved in other pending legal proceedings that are ordinary, routine, and incidental to its business. While the ultimate outcome of these legal matters is not determinable, the Company believes that these matters are not reasonably likely to have a material adverse effect on the Company’s financial condition or results of operations.

Note 14.    Industry Segments

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

Corporate includes shared costs of legal, tax, accounting, human resources, real estate, information technology, treasury, insurance, and other management costs. A portion of the indirect and common costs has been allocated to the segments through the use of estimates. Also, transactions between segments are accounted for at cost and are not included in sales. Accordingly, the following information is provided for purposes of achieving an understanding of operations, but might not be indicative of the financial results of the reported segments were they independent organizations. In addition, comparisons of the Company’s operations to similar operations of other companies might not be meaningful.

	Fiscal Quarter Ended		Fiscal Quarter Ended
	Mar. 28, 2003	Mar. 29, 2002	Mar. 28, 2003	Mar. 29, 2002
	Sales	Sales	Pretax Earnings	Pretax Earnings
(in millions)
Scientific Instruments	$135.6	$119.1	$14.5	$12.2
Vacuum Technologies	28.2	27.3	3.3	4.2
Electronics Manufacturing	40.9	44.0	5.0	4.0

Total industry segments	204.7	190.4	22.8	20.4
General corporate	—	—	(1.5)	(1.3)
Interest expense, net	—	—	(0.2)	(0.5)

Total	$204.7	$190.4	$21.1	$18.6

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

	Six Months Ended		Six Months Ended
	Mar. 28, 2003	Mar. 29, 2002	Mar. 28, 2003	Mar. 29, 2002
	Sales	Sales	Pretax Earnings	Pretax Earnings
(in millions)
Scientific Instruments	$259.9	$236.0	$27.6	$27.1
Vacuum Technologies	57.6	53.7	7.8	8.0
Electronics Manufacturing	82.9	84.9	9.7	7.1

Total industry segments	400.4	374.6	45.1	42.2
General corporate	—	—	(3.6)	(3.2)
Interest expense, net	—	—	(0.6)	(0.8)

Total	$400.4	$374.6	$40.9	$38.2

Note 15.    Recent Accounting Pronouncements

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

In July 2002, the FASB issued FAS 146, Accounting for Exit or Disposal Activities. FAS 146 addresses the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance set forth in Emerging Issues Task Force Issue No. (“EITF”) 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The scope of FAS 146 includes costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and certain termination benefits provided to employees who are involuntarily terminated. FAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The adoption of FAS 146 in the second quarter of fiscal year 2003 did not have a significant impact on the Company’s financial condition or results of operations.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

In November 2002, the FASB issued Interpretation No. (“FIN”) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees, standby letters of credit, and warranty obligations. It also clarifies that at the time a company issues a guarantee, a company must recognize an initial liability for the fair value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The provisions of FIN 45 relating to initial recognition and measurement must be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of the initial recognition and measurement provisions in the second quarter of fiscal year 2003 did not have a significant impact on the Company’s financial condition or results of operations. The disclosure requirements of FIN 45, which were effective for both interim and annual periods, were adopted by the Company in the first quarter of fiscal year 2003.

In November 2002, the FASB’s Emerging Issues Task Force finalized EITF 00-21, Revenue Arrangements with Multiple Deliverables. EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF 00-21 also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. However, it does not address when the criteria for revenue recognition are met or provide guidance on the appropriate revenue recognition convention for a given unit of accounting. EITF 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, and early application is permitted. Upon adoption, entities may elect to either apply EITF 00-21 prospectively or report the change in accounting as a cumulative-effect adjustment. The Company has not yet determined the effect the adoption of EITF 00-21 will have on its financial condition or results of operations.

In December 2002, the FASB issued FAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FAS 123. FAS 148 provides additional transition guidance for those entities that elect to voluntarily adopt the accounting provisions of FAS 123, Accounting for Stock-Based Compensation. Since the Company has decided to continue to apply the intrinsic value method of accounting for stock-based compensation, the adoption of FAS 148 in the fiscal quarter ended March 28, 2003 did not have an effect on its financial condition or results of operations. However, the Company has begun making the additional disclosures required by FAS 148.

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

The Company’s fiscal years reported are the 52- or 53-week periods ending on the Friday nearest September 30. Fiscal year 2003 will comprise the 53-week period ending October 3, 2003, and fiscal year 2002 was comprised of the 52-week period ended September 27, 2002. The fiscal quarters and six-month periods ended March 28, 2003 and March 29, 2002 each comprised 13 weeks and 26 weeks, respectively.

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

We caution investors that forward-looking statements are only predictions, based upon our current expectations about future events. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict. Our actual results, performance, or achievements could differ materially from those expressed or implied by the forward-looking statements. Some of the important factors that could cause our results to differ are discussed below under the heading “Risk Factors.” We encourage you to read that section carefully. Other risks and uncertainties include, but are not limited to, the following: whether we will succeed in new product development, commercialization, performance, and acceptance, particularly in life science applications; whether we can achieve continued growth in sales in life science applications; risks arising from the timing of shipments, installations, and the recognition of revenues on leading-edge nuclear magnetic resonance (“NMR”) systems; whether we will see renewed demand for vacuum products and contract electronics manufacturing; competitive products and pricing; economic conditions in the Company’s product and geographic markets; whether we will see continued and timely delivery of key raw materials and components by suppliers; foreign currency fluctuations that could adversely impact revenue growth and earnings; whether we will see sustained or improved market investment in capital equipment; whether we will be able to successfully integrate acquired businesses; whether we will see reduced demand from customers that operate in cyclical industries; whether government funding for research might decline; and other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”). You should carefully consider those risks, in addition to the other information in this Report and in our other filings with the SEC, before deciding to invest in our stock or to maintain or change your investment. We disclaim any intent or obligation to update publicly any forward-looking statements, whether in response to new information, future events, or otherwise.

Results of Operations

Second Quarter of Fiscal Year 2003 Compared to Second Quarter of Fiscal Year 2002

Sales.    Sales were $204.7 million in the second quarter of fiscal year 2003, an increase of 7.5% from sales of $190.4 million in the second quarter of fiscal year 2002. Sales by the Scientific Instruments, Vacuum Technologies, and Electronics Manufacturing segments increased (decreased) by 13.7%, 3.3%, and (6.8%), respectively, compared to the year-ago period.

Geographically, sales in North America of $104.7 million, Europe of $59.4 million, and the rest of the world of $40.6 million in the second quarter of fiscal year 2003 represented (decreases) increases of (11.0%), 27.4%, and 54.9%, respectively, as compared to the second quarter of fiscal year 2002. The decrease in North America was primarily the result of a shift in the NMR systems sales from North America to the Pacific Rim and lower sales by the Electronics Manufacturing segment. The increase in Europe was driven by stronger sales of Scientific Instruments due in part to the stronger Euro in the second quarter of fiscal year 2003. The increase in the rest of the world was primarily driven by growth in Scientific Instruments sales (particularly sales of NMR systems) into the Pacific Rim.

Gross Profit.    Gross profit was $78.3 million (representing 38.3% of sales) in the second quarter of fiscal year 2003, compared to $70.2 million (representing 36.9% of sales) in the second quarter of fiscal year 2002. The increase in gross profit percentage was driven primarily by higher Electronics Manufacturing gross profit margins as a result of improved operational efficiencies in the second quarter of fiscal year 2003.

Sales and Marketing.    Sales and marketing expenses were $34.5 million (representing 16.9% of sales) in the second quarter of fiscal year 2003, compared to $32.0 million (representing 16.8% of sales) in the second quarter of fiscal year 2002. The $2.5 million increase in sales and marketing expenses resulted primarily from the acquisition of ANSYS Technologies, Inc. (“ANSYS”) in February 2002 and the non-clinical, drugs of abuse testing business (the “DAT Business”) of Roche Diagnostics Corporation in January 2003 as well as costs associated with higher revenues.

Research and Development.    Research and development expenses were $11.1 million (representing 5.4% of sales) in the second quarter of fiscal year 2003, compared to $9.6 million (representing 5.0% of sales) in the second quarter of fiscal year 2002. Research and development expenses increased primarily because the Company continued to increase its focus within the Scientific Instruments and Vacuum Technologies segments on new product development with an emphasis on life science applications. The Company expects that, as a percentage of sales, research and development expenses will continue at this higher level for fiscal year 2003.

General and Administrative.    General and administrative expenses were $11.4 million (representing 5.6% of sales) in the second quarter of fiscal year 2003, compared to $8.7 million (representing 4.6% of sales) in the second quarter of fiscal year 2002. The increase in general and administrative expenses resulted primarily from higher expenses related to acquired businesses (including intangible asset amortization), higher insurance costs, higher than normal legal expenses for Vacuum Technologies, and workforce reduction costs. The Company expects that, as a percentage of sales, general and administrative expenses will continue at this higher level for fiscal year 2003.

Purchased In-Process Research and Development.    In connection with the acquisition of ANSYS in February 2002, the Company recorded a one-time charge of $0.9 million for purchased in-process research and development in the second fiscal quarter ended March 29, 2002 relating to several ANSYS products that were in process at the time of the acquisition. No such charges were recorded in the second quarter of fiscal year 2003.

Net Interest Expense.    Net interest expense was $0.2 million (representing 0.1% of sales) in the second quarter of fiscal year 2003, compared to $0.5 million (representing 0.2% of sales) in the second quarter of fiscal year 2002.

Taxes on Earnings.    The effective income tax rate was 34.1% for the second quarter of fiscal year 2003 compared to 37.7% (of which 1.7% relates to the purchased in-process research and development charge) for the second quarter of fiscal year 2002. During the second quarter of fiscal year 2003, the Company lowered its estimated effective tax rate for the full fiscal year 2003 from 36% to 35%, primarily due to a reduction in tax rates and higher than expected tax credits in certain foreign jurisdictions.

Net Earnings.    Net earnings for the second quarter of fiscal year 2003 were $13.9 million ($0.40 net earnings per diluted share), compared to $11.6 million ($0.33 net earnings per diluted share) in the second quarter of fiscal year 2002. The net earnings for the second quarter of fiscal year 2002 include the impact of a charge of $0.9 million for purchased in-process research and development relating to the ANSYS acquisition. Excluding the impact of this charge, the increase in net earnings is primarily attributable to increased profitability in the Scientific Instruments and Electronics Manufacturing segments, partially offset by decreased Vacuum Technologies profitability.

Segments.    Scientific Instruments sales of $135.6 million in the second quarter of fiscal year 2003 increased 13.7% over the second quarter of fiscal year 2002 sales of $119.1 million. The growth in sales was primarily driven by increased sales of certain products selling into life science applications and the impact of the stronger Euro. Earnings from operations in the second quarter of fiscal year 2003 of $14.5 million (10.7% of sales) increased from $12.2 million (10.2% of sales) in the second quarter of fiscal year 2002. The operating earnings for the second quarter of fiscal year 2002 include the impact of a $0.9 million in-process research and development charge relating to the ANSYS acquisition. Excluding the impact of this charge, the decrease in operating earnings as a percentage of sales resulted primarily from earnings dilution related to the acquisition of the DAT Business in January 2003 and higher general and administrative costs. For fiscal year 2003, high single-digit growth is expected for Scientific Instruments sales, with good growth in sales for life science applications and modest, if any, growth in sales for chemical analysis applications. Operating profit margins are expected to move toward 12% as fiscal year 2003 progresses.

Vacuum Technologies sales of $28.2 million in the second quarter of fiscal year 2003 increased 3.3% from $27.3 million in the second quarter of fiscal year 2002. The sales increase resulted primarily from higher sales of products into life science applications. Earnings from operations in the second quarter of fiscal year 2003 of $3.3 million (11.9% of sales) were down from $4.2 million (15.3% of sales) in the second quarter of fiscal year 2002. The lower operating earnings, as a percentage of sales, were primarily attributable to higher operating expenses, partially offset by higher gross profit margins. The higher operating expenses included investments made in the marketing and research and development areas, higher insurance, legal, and workforce reduction costs as well as the impact of the stronger Euro. Mid-single digit growth in Vacuum Technologies sales is expected for fiscal year 2003. Operating profit margins for fiscal year 2003 are expected to be in the mid-teens.

Electronics Manufacturing sales in the second quarter of fiscal year 2003 of $40.9 million decreased 6.8% from $44.0 million in the second quarter of fiscal year 2002. The decrease in sales was primarily due to several customers slowing their order rates during the second quarter of fiscal year 2003, seemingly in response to the uncertain impact of world events. Earnings from operations in the second quarter of fiscal year 2003 of $5.0 million (12.2% of sales) increased from $4.0 million (8.9% of sales) in the second quarter of fiscal year 2002, primarily as a result of operational efficiencies. Modest, if any, growth in Electronics Manufacturing sales is expected for fiscal year 2003. Operating profit margins for fiscal year 2003 are expected to be near 10%.

With respect to consolidated results for fiscal year 2003, we expect mid- to high-single digit sales growth, with an operating profit percentage similar to fiscal year 2002. Our current expectations for fiscal year 2003 assume that there is no deterioration in economic conditions in the markets in which the Company operates.

First Six Months of Fiscal Year 2003 Compared to First Six Months of Fiscal Year 2002

Sales.    Sales were $400.4 million in the first six months of fiscal year 2003, an increase of 6.9% from sales of $374.6 million in the first six months of fiscal year 2002. Sales by the Scientific Instruments, Vacuum Technologies, and Electronics Manufacturing segments increased (decreased) by 10.1%, 7.2%, and (2.3%), respectively.

Geographically, sales in North America of $214.7 million, Europe of $116.7 million, and the rest of the world of $69.0 million in the first six months of fiscal year 2003 represented (decreases) increases of (3.2%), 15.9%, and 32.4%, respectively, as compared to the first six months of fiscal year 2002. The decrease in North America primarily resulted from a shift in the NMR systems sales mix from North America to the Pacific Rim. This decrease was partially offset by higher sales into North America by the rest of the Scientific Instruments segment including ANSYS, which was acquired in February 2002. The increase in Europe was due to stronger sales of Scientific Instruments. The increase in the rest of the world was primarily driven by growth in Scientific Instruments sales (particularly sales of NMR systems) into the Pacific Rim, partially offset by lower sales into Latin America.

Gross Profit.    Gross profit was $154.7 million (representing 38.6% of sales) in the first six months of fiscal year 2003, compared to $139.9 million (representing 37.3% of sales) in the first six months of fiscal year 2002. The increase in gross profit percentage was driven primarily by higher Electronics Manufacturing gross profit margins as a result of improved operational efficiencies and lower new customer start-up costs in the first six months of fiscal year 2003, as well as lower Vacuum Technologies gross profit margins in the first six months of the prior fiscal year due to the negative impact of decreased demand on cost of sales.

Sales and Marketing.    Sales and marketing expenses were $68.2 million (representing 17.0% of sales) in the first six months of fiscal year 2003, compared to $62.9 million (representing 16.8% of sales) in the first six months of fiscal year 2002. The higher sales and marketing expenses resulted primarily from the acquisition of ANSYS in February 2002 and the DAT Business in January 2003 as well as costs associated with higher revenues.

Research and Development.    Research and development expenses were $22.0 million (representing 5.5% of sales) in the first six months of fiscal year 2003, compared to $18.6 million (representing 5.0% of sales) in the first six months of fiscal year 2002. Research and development expenses increased primarily because the Company continued to increase its focus within the Scientific Instruments and Vacuum Technologies segments on new product development with an emphasis on life science applications.

General and Administrative.    General and administrative expenses were $23.0 million (representing 5.7% of sales) in the first six months of fiscal year 2003, compared to $18.5 million (representing 4.9% of sales) in the first six months of fiscal year 2002. The increase in general and administrative expenses resulted primarily from restructuring charges recorded in the first six months of fiscal year 2003. These charges consisted mainly of employee severance-related costs to realign resources in the field offices of the Scientific Instruments segment to better focus on life science applications, and costs to close a field office in Latin America. Higher expenses related to acquired businesses (including intangible asset amortization), higher insurance costs, and higher than normal legal expenses for Vacuum Technologies also contributed to the increase in the first six months of fiscal year 2003.

Purchased In-Process Research and Development.    In connection with the acquisition of ANSYS in February 2002, the Company recorded a one-time charge of $0.9 million for purchased in-process research and development in the first six months of fiscal year 2002 relating to several ANSYS products which were in process at the time of the acquisition. No such charges were recorded in the first six months of fiscal year 2003.

Net Interest Expense.    Net interest expense was $0.6 million (representing 0.2% of sales) in the first six months of fiscal year 2003, compared to $0.8 million (representing 0.2% of sales) in the first six months of fiscal year 2002.

Taxes on Earnings.    The effective income tax rate was 35.0% for the first six months of fiscal year 2003 compared to 36.8% (of which 0.8% relates to the purchased in-process research and development charge) for the first six months of fiscal year 2002. During the first six months of fiscal year 2003, the Company lowered its estimated effective tax rate for the full fiscal year 2003 from 36% to 35%, primarily due to a reduction in tax rates and higher than expected tax credits in certain foreign jurisdictions.

Net Earnings.    Net earnings for the first six months of fiscal year 2003 were $26.6 million ($0.76 net earnings per diluted share), compared to $24.1 million ($0.69 net earnings per diluted share) in the first six months of fiscal year 2002. Net earnings for the first six months of fiscal year 2003 reflect the impact of $2.0 million in pretax restructuring charges, while net earnings for the first six months of fiscal year 2002 include the impact of a one-time charge of $0.9 million for purchased in-process research and development relating to the ANSYS acquisition. Excluding the effect of these charges, the increase in net earnings in the first six months of fiscal year 2003 was primarily the result of increased profitability in the Electronics Manufacturing segment.

Segments.    Scientific Instruments sales of $259.9 million in the first six months of fiscal year 2003 increased 10.1% over the first six months of fiscal year 2002 sales of $236.0 million. The growth in sales was primarily driven by increased sales of certain products selling into life science applications and the acquisition of ANSYS in February 2002. Earnings from operations in the first six months of fiscal year 2003 were $27.6 million (10.6% of sales) compared to $27.1 million (11.5% of sales) in the first six months of fiscal year 2002. These results include $1.6 million in pretax restructuring charges in the first six months of fiscal year 2003 and a one-time charge of $0.9 million for purchased in-process research and development relating to the ANSYS acquisition in the first six months of fiscal year 2002. Excluding the impact of these charges, the decrease in operating earnings as a percentage of sales resulted primarily from increased research and development and general and administrative expenses in the first six months of fiscal year 2003.

Vacuum Technologies sales of $57.6 million in the first six months of fiscal year 2003 increased 7.2% from the first six months of fiscal year 2002 sales of $53.7 million. The sales increase resulted primarily from higher sales of products into life science applications. Earnings from operations in the first six months of fiscal year 2003 of $7.8 million (13.6% of sales) were down from $8.0 million (14.9% of sales) in the first six months of fiscal year 2002. The lower operating earnings were primarily attributable to increased spending on research and development and higher than normal legal expenses.

Electronics Manufacturing sales in the first six months of fiscal year 2003 of $82.9 million decreased (2.3%) from $84.9 million in the first six months of fiscal year 2002. The decrease in sales was primarily due to several customers slowing their order rates, especially during the second quarter of fiscal year 2003, seemingly in response to the uncertain impact of world events. Earnings from operations in the first six months of fiscal year 2003 of $9.7 million (11.7% of sales) increased from $7.1 million (8.3% of sales) in the first six months of fiscal year 2002, primarily as a result of operational efficiencies and lower new customer start-up costs.

Liquidity and Capital Resources

The Company generated $62.3 million of cash from operating activities in the first six months of fiscal year 2003, which compares to $29.2 million in the first six months of fiscal year 2002. The increase in cash from operating activities resulted from higher collections of contract advances and improved working capital utilization.

The Company used $32.4 million of cash for investing activities in the first six months of fiscal year 2003, which compares to $59.0 million in the first six months of fiscal year 2002. The decrease in cash used for investing activities in the first six months of fiscal year 2003 was primarily due to lower cash expenditures for acquisitions.

The Company used $4.6 million of cash for financing activities in the first six months of fiscal year 2003, which compares to $0.9 million used for financing activities in the first six months of fiscal year 2002. The increase in cash used for financing activities in the first six months of fiscal year 2003 was primarily due to the repurchase of common stock and lower proceeds from common stock issuances, partially offset by short-term borrowings under a new bank credit facility in Japan.

During fiscal year 2002, the Company established a three-year unsecured revolving bank credit facility in the amount of $50.0 million for working capital purposes. No amounts were outstanding under this credit facility as of March 28, 2003. Borrowings under this credit facility bear interest at rates of LIBOR plus 1.25% to 2.0% depending on certain financial ratios of the Company at the time of borrowing. This credit facility contains certain customary covenants that limit future borrowings of the Company and require the maintenance by the Company of certain levels of financial performance. The Company was in compliance with all such covenants and requirements as of March 28, 2003.

As of March 28, 2003, the Company and its subsidiaries had $55.7 million in uncommitted, unsecured credit facilities for working capital purposes with interest rates to be established at the time of borrowing. No borrowings were outstanding under these credit facilities as of March 28, 2003. All of these credit facilities contain certain conditions and events of default customary for such facilities, with which the Company was in compliance. Of the $55.7 million in uncommitted, unsecured credit facilities, a total of $34.8 million was limited for use by, or in favor of, certain subsidiaries. As of March 28, 2003, a total of $21.6 million of the $34.8 million was being utilized in the form of bank guarantees or short-term standby letters of credit. These guarantees and letters of credit related primarily to advance payments or deposits made to the Company’s subsidiaries by customers for which separate liabilities were recorded in the Unaudited Consolidated Condensed Financial Statements at March 28, 2003. No amounts had been drawn by beneficiaries under these or any other outstanding guarantees or letters of credit as of that date.

In February 2003, the Company established a short-term bank credit facility in Japan in the amount of 300 million yen (approximately $2.5 million). The credit facility is available to the Company’s wholly owned Japanese subsidiary for working capital purposes. As of March 28, 2003, an aggregate of $2.5 million was outstanding under this credit facility at an annual interest rate of 0.8%. This credit facility contains certain covenants that limit future borrowings of the Company from this facility, with which the Company was in compliance.

As of March 28, 2003, the Company had $36.3 million in term loans outstanding compared to $37.5 million at September 27, 2002. As of both March 28, 2003 and September 27, 2002, fixed interest rates on the term loans ranged from 6.7% to 7.2%. The weighted-average interest rate on the term loans was 6.9% at both March 28, 2003 and September 27, 2002. The term loans contain certain covenants that limit future borrowings and the payment of cash dividends and require the maintenance of certain levels of working capital and operating results. The Company was in compliance with all restrictive covenants of the term loan agreements during the first six months of fiscal year 2003. The Company also had other long-term notes payable of $3.5 million as of March 28, 2003 with a weighted-average interest rate of 0.2% and $3.5 million as of September 27, 2002 with a weighted-average interest rate of 0.9%.

Future principal payments on long-term debt outstanding on March 28, 2003 were $1.5 million, $2.8 million, $4.0 million, $4.0 million, $2.5 million, $6.3 million, and $18.7 million during the six months ending October 3, 2003 and fiscal years 2004, 2005, 2006, 2007, 2008, and thereafter, respectively.

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

In connection with certain acquisitions, the Company has accrued but not yet paid certain purchase price amounts which have been “held back” to secure the sellers’ indemnification obligations. These “holdback” amounts, which are due to be paid at various times through fiscal year 2004 (net of any indemnification claims), totaled approximately $1.0 million at March 28, 2003. In addition to the “holdback” payments, the Company is also obligated to pay additional cash purchase price amounts in the event that contingent financial or operational milestones are met by the acquired businesses. As of March 28, 2003, up to a maximum of $15.4 million could be payable through fiscal year 2006 under these contingent consideration arrangements. Any contingent payments made will be recorded as additional goodwill at the time they are earned.

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

Contractual Obligations and Other Commercial Commitments

The following table summarizes future principal payments on outstanding debt and minimum rentals due for certain facilities and other leased assets under long-term, non-cancelable operating leases as of March 28, 2003:

	Six Months Ending Oct. 3, 2003	Fiscal Years
		2004	2005	2006	2007	2008	Thereafter	Total
(in thousands)
Operating leases	$5,301	$7,764	$4,725	$2,862	$2,093	$1,755	$26,515	$51,015
Notes payable	2,494	—	—	—	—	—	—	2,494
Long-term debt (including current portion)	1,522	2,785	3,974	3,974	2,500	6,250	18,750	39,755

Total contractual cash obligations	$9,317	$10,549	$8,699	$6,836	$4,593	$8,005	$45,265	$93,264

In addition to the above, the Company had cancelable commitments to purchase certain superconducting magnets intended for use with leading-edge NMR systems totaling approximately $35.1 million, net of deposits paid, as of March 28, 2003. In the event that these commitments are canceled for reasons other than the supplier’s default, the Company would be responsible for reimbursement of actual costs incurred by the supplier.

As of March 28, 2003, the Company did not have any off-balance sheet commercial commitments that could result in a significant cash outflow upon the occurrence of some contingent event, except for contingent payments of up to a maximum of $15.4 million related to acquisitions as discussed under “Liquidity and Capital Resources” above, the specific timing and amounts of which are not currently determinable.

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

In July 2002, the FASB issued FAS 146, Accounting for Exit or Disposal Activities. FAS 146 addresses the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance set forth in Emerging Issues Task Force Issue No. (“EITF”) 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The scope of FAS 146 includes costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and certain termination benefits provided to employees who are involuntarily terminated. FAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The adoption of FAS 146 in the second quarter of fiscal year 2003 did not have a significant impact on the Company’s financial condition or results of operations.

In November 2002, the FASB issued Interpretation No. (“FIN”) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees, standby letters of credit, and warranty obligations. It also clarifies that at the time a company issues a guarantee, a company must recognize an initial liability for the fair value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The provisions of FIN 45 relating to initial recognition and measurement must be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of the initial recognition and measurement provisions in the second quarter of fiscal year 2003 did not have a significant impact on the Company’s financial condition or results of operations. The disclosure requirements of FIN 45, which were effective for both interim and annual periods, were adopted by the Company in the first quarter of fiscal year 2003.

In November 2002, the FASB’s Emerging Issues Task Force finalized EITF 00-21, Revenue Arrangements with Multiple Deliverables. EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF 00-21 also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. However, it does not address when the criteria for revenue recognition are met or provide guidance on the appropriate revenue recognition convention for a given unit of accounting. EITF 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, and early application is permitted. Upon adoption, entities may elect to either apply the EITF 00-21 prospectively or report the change in accounting as a cumulative-effect adjustment. The Company has not yet determined the effect the adoption of EITF 00-21 will have on its financial condition or results of operations.

In December 2002, the FASB issued FAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FAS 123. FAS 148 provides additional transition guidance for those entities that elect to voluntarily adopt the accounting provisions of FAS 123, Accounting for Stock-Based Compensation. Since the Company has decided to continue to apply the intrinsic value method of accounting for stock-based compensation, the adoption of FAS 148 in the fiscal quarter ended March 28, 2003 did not have an effect on its financial condition or results of operations. However, the Company has begun making the additional disclosures required by FAS 148.

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

The Company’s Electronics Manufacturing segment uses electronic components in the manufacture of its products. These components can be more or less difficult and expensive to obtain, depending on the overall demand for these components as a result of general economic cycles or other factors. Consequently, the Electronics Manufacturing segment’s results of operations could fluctuate over time.

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

The Company’s employees based in certain foreign countries are subject to collective bargaining agreements. Of these, the Company’s employees in Australia are subject to a collective bargaining agreement that is currently being renegotiated. A work stoppage, strike, or other labor action at this or other facilities of the Company could have an adverse effect on the Company’s financial condition or results of operations.

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

The Company is currently the defendant in a patent infringement lawsuit brought by Unaxis Balzers Aktiengesellschaft Liechtenstein, which is seeking infringement damages (royalties and/or lost profits) for the period beginning when the Company’s alleged infringing product (a Vacuum Technologies leak detection system) was introduced in 1997 until the patent expired in 2001. During that period, the Company’s revenues on that product were $17.6 million. The Company believes that it has strong defenses and intends to vigorously defend against this lawsuit.

Other third parties might claim that the Company infringes their intellectual property rights, and we may be unaware of intellectual property rights that we are infringing. Any litigation regarding intellectual property of others could be costly and could divert personnel and resources from our operations. Claims of intellectual property infringement might also require us to develop non-infringing alternatives or enter into royalty-bearing license agreements. We might also be required to pay damages or be enjoined from developing, manufacturing, or selling infringing products. We sometimes rely on licenses to avoid these risks, but we cannot be assured that these licenses will be available in the future or on favorable terms. Failure to protect against these risks could have an adverse effect on the Company’s financial condition or results of operations.

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

For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further environmental-related activities or to estimate the future costs of such activities if undertaken. As of March 28, 2003, it was nonetheless estimated that the Company’s share of the future exposure for environmental-related costs for these sites and facilities ranged in the aggregate from $1.8 million to $4.8 million (without discounting to present value). The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 30 years as of March 28, 2003. No amount in the foregoing range of estimated future costs is believed to be more probable of being incurred than any other amount in such range, and the Company therefore had an accrual of $1.8 million as of March 28, 2003.

As to other sites and facilities, sufficient knowledge has been gained to be able to better estimate the scope and costs of future environmental-related activities. As of March 28, 2003, it was estimated that the Company’s share of the future exposure for environmental-related costs for these sites and facilities ranged in the aggregate from $6.1 million to $13.5 million (without discounting to present value). The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 30 years as of March 28, 2003. As to each of these sites and facilities, it was determined that a particular amount within the range of estimated costs was a better estimate of the future environmental-related cost than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. Together, these amounts totaled $7.4 million at March 28, 2003. The Company therefore had an accrual of $4.9 million as of March 28, 2003, which represents the best estimate of its share of these future environmental-related costs discounted at 4%, net of inflation. This accrual is in addition to the $1.8 million described in the preceding paragraph.

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

An insurance company agreed to pay a portion of certain of VAI’s (now VMS’) future environmental-related costs for which the Company has an indemnity obligation, and the Company therefore has a $1.3 million receivable in other assets as of March 28, 2003 for the Company’s share of such recovery. The Company has not reduced any environmental-related liability in anticipation of recoveries from third parties.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

The Company typically hedges its foreign currency exposures associated with certain assets and liabilities denominated in non-functional currencies and with certain forecasted foreign currency cash flows. The success of the Company’s hedging activities depends on its ability to forecast transaction activity in various currencies. To the extent that these forecasts are overstated or understated during periods of currency volatility, the Company could experience unanticipated currency gains or losses. However, the Company believes that in most cases gains or losses would be substantially offset by losses or gains from the related foreign exchange forward contracts. As a result, the direct effect of an immediate 10% change in exchange rates would not be material to the Company’s financial condition or results of operations. The Company’s foreign exchange forward contracts generally range from one to 12 months in original maturity.

At March 28, 2003, there were no outstanding forward contracts designated as cash flow hedges of forecasted sale transactions. A loss of $0.1 million (net of tax) on closed forward contracts has been included in accumulated other comprehensive loss in stockholders’ equity and will be recognized as a reduction in sales when the related sale transaction is recorded. During the six months ended March 28, 2003, a loss of $0.1 million from hedge ineffectiveness was recognized and included in general and administrative expenses. A summary of all forward exchange contracts that were outstanding as of March 28, 2003 follows:

	Notional Value Sold	Notional Value Purchased
(in thousands)
Euro	$—	$31,753
Australian dollar	—	17,586
Japanese yen	20,305	—
Canadian dollar	6,278	—
British pound	4,549	—
Swedish krona	—	3,680

	$31,132	$53,019

Interest Rate Risk

The Company has no material exposure to market risk for changes in interest rates. The Company invests any excess cash primarily in short-term U.S. Treasury securities and money market funds, and changes in interest rates would not be material to the Company’s financial condition or results of operations. The Company primarily enters into debt obligations to support general corporate purposes, including working capital requirements, capital expenditures, and acquisitions. At March 28, 2003, the Company’s debt obligations had fixed interest rates.

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

Debt Obligations

Principal Amounts and Related Weighted-Average Interest Rates By Year of Maturity

	Six Months Ending Oct. 3, 2003	Fiscal Years
		2004	2005	2006	2007	2008	Thereafter	Total
(dollars in thousands)
Notes payable	$2,494	$—	$—	$—	$—	$—	$—	$2,494
Average interest rate	0.8%	—%	—%	—%	—%	—%	—%	0.8%
Long-term debt (including current portion)	$1,522	$2,785	$3,974	$3,974	$2,500	$6,250	$18,750	$39,755
Average interest rate	6.2%	6.6%	4.5%	4.5%	7.2%	6.7%	6.7%	6.3%

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

PART II

OTHER INFORMATION

Item 5.    Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Stockholders held on February 6, 2003, the Company’s stockholders considered and voted on two matters. Those matters and the voting on those matters were as follows:

Proposal One — Election of two Class I directors for three-year terms:

Nominee Richard U. De Schutter: 30,772,307 votes for; 214,796 votes withheld

Nominee Allen J. Lauer: 30,738,937 votes for; 248,166 votes withheld

Proposal Two — Approval of the Company’s Employee Stock Purchase Plan:

29,816,347 votes for; 1,111,029 votes against; 59,727 votes abstaining

Pursuant to the rules of The Nasdaq Market, Inc., both of these matters allowed brokers to vote without receipt of instructions from clients, so there were no broker non-votes.

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits:

Exhibit No.		Description

10.11	*	Amended and Restated Change of Control Agreement, dated as of February 7, 2003, between Varian, Inc. and Allen J. Lauer.

10.12	*

Amended and Restated Change of Control Agreement, dated as of February 7, 2003, and Amendment to Amended and Restated Change of Control Agreement, dated as of May 7, 2003, between Varian, Inc. and G. Edward McClammy.

10.13	*	Amended and Restated Change of Control Agreement, dated as of February 7, 2003, between Varian, Inc. and Sergio Piras.

10.14	*	Amended and Restated Change of Control Agreement, dated as of February 7, 2003, between Varian, Inc. and C. Wilson Rudd.

10.15	*	Amended and Restated Change of Control Agreement, dated as of February 7, 2003, between Varian, Inc. and Arthur W. Homan.

10.16	*	Amended and Restated Change of Control Agreement, dated as of February 7, 2003, between Varian, Inc. and Garry W. Rogerson.

10.19	*	Amended and Restated Change of Control Agreement, dated as of February 7, 2003, between Varian, Inc. and Martin O’Donoghue.

99.1		Certification Pursuant to Section 1350 to Chapter 63 of Title 18 of the United States Code as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2		Certification Pursuant to Section 1350 to Chapter 63 of Title 18 of the United States Code as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

(b)  Reports on Form 8-K filed during the fiscal quarter ended March 28, 2003:

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

Date:    May 8, 2003

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

Date:    May 8, 2003

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

Date:    May 8, 2003

/s/ G. EDWARD MCCLAMMY
G. Edward McClammy Senior Vice President, Chief Financial Officer and Treasurer