Form 10-Q
period 2003-06-27
VARIAN INC
filed 2003-08-06
CIK 1079028

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2003

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

(650) 213-8000

(Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐

The number of shares of the registrant’s common stock outstanding as of July 25, 2003 was 34,015,160.

VARIAN, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 27, 2003

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

VARIAN, INC. AND SUBSIDIARY COMPANIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF EARNINGS

(In thousands, except per share amounts)

	Fiscal Quarter Ended		Nine Months Ended
	June 27, 2003	June 28, 2002	June 27, 2003	June 28, 2002
Sales	$208,734	$197,668	$609,091	$572,239
Cost of sales	130,773	122,348	376,456	357,018

Gross profit	77,961	75,320	232,635	215,221

Operating expenses
Sales and marketing	36,153	33,412	104,328	96,336
Research and development	12,066	10,580	34,028	29,199
General and administrative	13,037	10,312	36,051	28,803
Purchased in-process research and development	—	—	—	890

Total operating expenses	61,256	54,304	174,407	155,228

Operating earnings	16,705	21,016	58,228	59,993
Interest expense, net	211	639	831	1,438

Earnings before income taxes	16,494	20,377	57,397	58,555
Income tax expense	5,773	7,335	20,089	21,400

Net earnings	$10,721	$13,042	$37,308	$37,155

Net earnings per share:
Basic	$0.32	$0.39	$1.10	$1.11

Diluted	$0.31	$0.37	$1.07	$1.07

Shares used in per share calculations:
Basic	33,886	33,632	33,876	33,464

Diluted	35,048	35,049	35,000	34,856

See accompanying Notes to the Unaudited Consolidated Condensed Financial Statements.

VARIAN, INC. AND SUBSIDIARY COMPANIES

UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEET

(In thousands, except par value amounts)

	June 27, 2003	Sept. 27, 2002
ASSETS

Current assets
Cash and cash equivalents	$111,138	$65,145
Accounts receivable, net	167,814	168,958
Inventories	134,545	116,252
Deferred taxes	29,104	30,644
Other current assets	19,780	16,084

Total current assets	462,381	397,083
Property, plant, and equipment, net	114,779	105,871
Goodwill	125,431	115,922
Intangible assets, net	17,496	12,153
Other assets	3,463	3,575

Total assets	$723,550	$634,604

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Notes payable	$2,544	$—
Current portion of long-term debt	3,109	3,321
Accounts payable	60,457	52,086
Deferred profit	16,693	20,952
Accrued liabilities	144,499	122,819

Total current liabilities	227,302	199,178
Long-term debt	36,202	37,635
Deferred taxes	9,243	8,191
Other liabilities	10,647	9,879

Total liabilities	283,394	254,883

Contingencies (Note 13)

Stockholders’ equity
Preferred stock—par value $0.01, authorized—1,000 shares; issued—none	—	—
Common stock—par value $0.01, authorized—99,000 shares; issued and outstanding—33,929 shares at June 27, 2003 and 33,951 shares at Sept. 27, 2002	248,488	251,904
Retained earnings	181,727	144,419
Accumulated other comprehensive income (loss)	9,941	(16,602)

Total stockholders’ equity	440,156	379,721

Total liabilities and stockholders’ equity	$723,550	$634,604

See accompanying Notes to the Unaudited Consolidated Condensed Financial Statements.

VARIAN, INC. AND SUBSIDIARY COMPANIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

(In thousands)

	Nine Months Ended
	June 27, 2003	June 28, 2002
Cash flows from operating activities
Net earnings	$37,308	$37,155
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	17,432	15,560
(Gain) loss on disposition of property, plant, and equipment	(124)	94
Purchased in-process research and development	—	890
Tax benefit from stock option exercises	1,352	1,398
Deferred taxes	2,865	(1,694)
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	14,086	7,547
Inventories	(7,855)	4,572
Other current assets	2,585	(2,949)
Other assets	254	1,620
Accounts payable	5,318	(4,165)
Deferred profit	(4,413)	1,856
Accrued liabilities	14,827	(8,921)
Other liabilities	576	19

Net cash provided by operating activities	84,211	52,982

Cash flows from investing activities
Proceeds from sale of property, plant, and equipment	473	392
Purchase of property, plant, and equipment	(15,561)	(15,241)
Purchase of businesses, net of cash acquired	(23,586)	(53,325)

Net cash used in investing activities	(38,674)	(68,174)

Cash flows from financing activities
Net issuance (repayment) of debt	116	(5,457)
Repurchase of common stock	(10,368)	—
Issuance of common stock	5,600	6,955
Net transfers to Varian Medical Systems, Inc.	(739)	(2,353)

Net cash used in financing activities	(5,391)	(855)

Effects of exchange rate changes on cash and cash equivalents	5,847	1,349

Net increase (decrease) in cash and cash equivalents	45,993	(14,698)
Cash and cash equivalents at beginning of period	65,145	59,879

Cash and cash equivalents at end of period	$111,138	$45,181

Supplemental cash flow information
Income taxes paid	$7,336	$18,760

Interest paid	$1,892	$2,198

See accompanying Notes to the Unaudited Consolidated Condensed Financial Statements.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1.	Unaudited Interim Consolidated Condensed Financial Statements

These unaudited interim consolidated financial statements of Varian, Inc. and its subsidiary companies (collectively, the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The September 27, 2002 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These interim consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2002 filed with the SEC. In the opinion of the Company’s management, the unaudited interim consolidated financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. The results of operations for the fiscal quarter and nine months ended June 27, 2003 are not necessarily indicative of the results to be expected for a full year or for any other periods.

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

The Company’s fiscal years reported are the 52- or 53-week periods ending on the Friday nearest September 30. Fiscal year 2003 will comprise the 53-week period ending October 3, 2003, and fiscal year 2002 was comprised of the 52-week period ended September 27, 2002. The fiscal quarters and nine-month periods ended June 27, 2003 and June 28, 2002 each comprised 13 weeks and 39 weeks, respectively.

Note 3.	Balance Sheet Detail

	June 27, 2003	Sept. 27, 2002
(in thousands)
Inventories
Raw materials and parts	$68,327	$61,098
Work in process	13,960	12,570
Finished goods	52,258	42,584

	$134,545	$116,252

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Note 4.	Forward Exchange Contracts

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

From time to time, the Company also enters into foreign exchange forward contracts to minimize the impact of foreign currency fluctuations on forecasted transactions. These contracts are designated as cash flow hedges under FAS 133. At June 27, 2003, there were no outstanding forward contracts designated as cash flow hedges of forecasted sale transactions. During the nine months ended June 27, 2003, a loss of $0.1 million from hedge ineffectiveness was recognized and included in general and administrative expenses.

The Company’s foreign exchange forward contracts generally range from one to 12 months in original maturity. A summary of all foreign exchange forward contracts that were outstanding as of June 27, 2003 follows:

	Notional Value Sold	Notional Value Purchased
(in thousands)
Euro	$—	$45,820
Australian dollar	—	17,460
Japanese yen	8,398	—
Canadian dollar	6,012	—
British pound	—	4,359
Swedish krona	—	4,172

	$14,410	$71,811

Note 5.	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for each of the Company’s reporting segments in the first nine months of fiscal year 2003 were as follows:

	Scientific Instruments	Vacuum Technologies	Electronics Manufacturing	Total Company
(in thousands)
Balance as of September 27, 2002	$112,854	$966	$2,102	$115,922
Fiscal year 2003 acquisitions	9,531	—	—	9,531
Other adjustments	(22)	—	—	(22)

Balance as of June 27, 2003	$122,363	$966	$2,102	$125,431

As required by FAS 142, Goodwill and Other Intangible Assets, the Company completed its annual goodwill impairment assessment during the second quarter of fiscal year 2003 and determined that there was no impairment.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

The following intangible assets are recorded and are being amortized by the Company:

	June 27, 2003	Sept. 27, 2002
(in thousands)
Intangible assets
Customer contracts and related relationships	$5,905	$1,105
Existing technology	6,972	6,972
Patents and core technology	4,572	3,072
Trade names and trademarks	2,176	1,476
Other	2,023	1,733

	21,648	14,358
Accumulated amortization	(4,152)	(2,205)

	$17,496	$12,153

Amortization expense relating to intangible assets was $0.8 million and $0.5 million during the fiscal quarters ended June 27, 2003 and June 28, 2002, respectively, and $1.9 million and $1.1 million during the nine months ended June 27, 2003 and June 28, 2002, respectively.

Note 6.	Acquisitions

Roche DAT Business.    In January 2003, the Company acquired the non-clinical, drugs of abuse testing business (the “DAT Business”) of Roche Diagnostics Corporation (“Roche”) for approximately $22.2 million in cash. The DAT Business develops, markets, and sells consumable products for detecting drugs of abuse, including several products manufactured by the Company for Roche prior to the acquisition. As a result of this acquisition, the Company added the DAT Business’ sales and distribution capabilities to the Company’s existing consumables business, which is part of the Scientific Instruments segment.

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

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Other Acquisitions.    During the third quarter of fiscal year 2003, the Company made an acquisition in its Electronics Manufacturing segment. This acquisition did not have a material affect on the Company’s financial condition or results of operations.

The above acquisitions were accounted for using the purchase method of accounting. Accordingly, the Company’s Unaudited Consolidated Condensed Statement of Earnings for the fiscal quarter and nine months ended June 27, 2003 include the results of operations of the acquired companies since the effective dates of their respective purchases. There were no significant differences between the accounting policies of the Company and either of the acquired companies. Pro forma sales, earnings from operations, net earnings, and net earnings per share have not been presented because the effects of these acquisitions were not material on either an individual or an aggregated basis.

Note 7.	Net Earnings Per Share

Basic earnings per share are calculated based on net earnings and the weighted-average number of shares outstanding during the reported period. Diluted earnings per share include dilution from potential shares of common stock issuable pursuant to the exercise of outstanding stock options determined using the treasury stock method.

For the fiscal quarters ended June 27, 2003 and June 28, 2002, options to purchase 701,000 and 624,000 shares, respectively, were excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive. For the nine months ended June 27, 2003 and June 28, 2002, options to purchase 1,111,000 and 660,000 shares, respectively, were excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive.

A reconciliation of weighted-average basic shares outstanding to weighted-average diluted shares outstanding follows:

	Fiscal Quarter Ended		Nine Months Ended
	June 27, 2003	June 28, 2002	June 27, 2003	June 28, 2002
(in thousands)
Weighted-average basic shares outstanding	33,886	33,632	33,876	33,464
Net effect of dilutive stock options	1,162	1,417	1,124	1,392

Weighted-average diluted shares outstanding	35,048	35,049	35,000	34,856

Note 8.	Comprehensive Income (Loss)

The Company’s comprehensive income is comprised of net earnings, foreign currency translation adjustments, and changes in the fair value of highly effective cash flow hedge transactions. Comprehensive income was $25.9 million and $25.3 million for the fiscal quarters ended June 27, 2003 and June 28, 2002, respectively, and $63.9 million and $46.9 million for the nine months ended June 27, 2003 and June 28, 2002, respectively. Accumulated other comprehensive income (loss) is included as a component of stockholders’ equity.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Note 9.	Debt, Credit Facilities, and Guarantees

As of June 27, 2003, the Company and its subsidiaries had $55.7 million in uncommitted, unsecured credit facilities for working capital purposes with interest rates to be established at the time of borrowing. No borrowings were outstanding under these credit facilities as of June 27, 2003. All of these credit facilities contain certain conditions and events of default customary for such facilities, with which the Company was in compliance. Of the $55.7 million in uncommitted, unsecured credit facilities, a total of $36.6 million was limited for use by, or in favor of, certain subsidiaries. As of June 27, 2003, a total of $25.9 million of the $36.6 million was being utilized in the form of bank guarantees or short-term standby letters of credit. These guarantees and letters of credit related primarily to advance payments or deposits made to the Company’s subsidiaries by customers for which separate liabilities were recorded in the Unaudited Consolidated Condensed Financial Statements at June 27, 2003. No amounts had been drawn by beneficiaries under these or any other outstanding guarantees or letters of credit as of that date.

In February 2003, the Company established a short-term bank credit facility in Japan in the amount of 300 million yen (approximately $2.5 million at June 27, 2003). The credit facility is available to the Company’s wholly-owned Japanese subsidiary for working capital purposes. As of June 27, 2003, an aggregate of $2.5 million was outstanding under this credit facility at an annual interest rate of 0.8%, and no amounts were available for future borrowing. This credit facility contains certain covenants that limit future borrowings of the Company from this facility, with which the Company was in compliance.

Note 10.	Warranty Liability

The Company’s products are generally subject to warranties. Liabilities for the estimated future costs of repair or replacement are established and charged to cost of sales at the time the related sale is recognized. The amount of liability to be recorded is based on management’s best estimates of future warranty costs after considering historical and projected product failure rates and product repair costs. Changes in the Company’s estimated liability for product warranty during the nine months ended June 27, 2003 were as follows:

(in thousands)
Balance as of September 27, 2002	$9,029
Charges to costs and expenses	4,283
Warranty expenditures	(3,938)

Balance as of June 27, 2003	$9,374

Note 11.	Stock Repurchase Program

During fiscal year 2002, the Company’s Board of Directors authorized the Company to repurchase up to 1,000,000 shares of its common stock before October 1, 2004. During the fiscal quarter and nine months ended June 27, 2003, the Company repurchased and retired 79,000 and 353,000 shares, respectively, under this authorization at an aggregate cost of $2.3 million and $10.4 million, respectively. As of June 27, 2003, the Company had remaining authorization for future repurchases of 597,000 shares.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Note 12.	Accounting for Stock-based Compensation

As of June 27, 2003, the Company had two stock-based employee compensation plans, the Varian, Inc. Omnibus Stock Plan (the “Plan”) and the Varian, Inc. Employee Stock Purchase Plan (the “ESPP”). In accounting for its employee stock compensation plans, the Company applies the intrinsic value method as prescribed by Accounting Principles Board Opinion No. (“APB”) 25, Accounting for Stock Issued to Employees, and related Interpretations, and has adopted the pro forma disclosure provisions of FAS 123, Accounting for Stock-Based Compensation. If the Company had elected to recognize compensation cost based on the fair value of options granted under the Plan and shares issued under the ESPP as prescribed by FAS 123, net earnings and net earnings per share would have been reduced to the pro forma amounts shown below:

	Fiscal Quarter Ended		Nine Months Ended
	June 27, 2003	June 28, 2002	June 27, 2003	June 28, 2002
(in thousands, except per share amounts)
Net earnings:
As reported	$10,721	$13,042	$37,308	$37,155
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(1,915)	(1,656)	(5,820)	(5,514)

Pro forma net earnings	$8,806	$11,386	$31,488	$31,641

Net earnings per share:
Basic—as reported	$0.32	$0.39	$1.10	$1.11

Basic—pro forma	$0.26	$0.34	$0.93	$0.95

Diluted—as reported	$0.31	$0.37	$1.07	$1.07

Diluted—pro forma	$0.25	$0.32	$0.90	$0.91

Note 13.	Contingencies

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

For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further environmental-related activities or to estimate the future costs of such activities if undertaken. As of June 27, 2003, it was nonetheless estimated that the Company’s share of the future exposure for environmental-related costs for these sites and facilities ranged in the aggregate from $1.8 million to $4.8 million (without discounting to present value). The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 30 years as of June 27, 2003. No amount in the foregoing range of estimated future costs is believed to be more probable of being incurred than any other amount in such range, and the Company therefore had an accrual of $1.8 million as of June 27, 2003.

As to other sites and facilities, sufficient knowledge has been gained to be able to better estimate the scope and costs of future environmental-related activities. As of June 27, 2003, it was estimated that the Company’s share of the future exposure for environmental-related costs for these sites and facilities ranged in the aggregate from $6.1 million to $13.3 million (without discounting to present value). The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 30 years as of June 27, 2003. As to each of these sites and facilities, it was determined that a particular amount within the range of estimated costs was a better estimate of the future environmental-related cost than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. Together, these amounts totaled $7.4 million at June 27, 2003. The Company therefore had an accrual of $5.0 million as of June 27, 2003, which represents the best estimate of its share of these future environmental-related costs discounted at 4%, net of inflation. This accrual is in addition to the $1.8 million described in the preceding paragraph.

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

An insurance company agreed to pay a portion of certain of VAI’s (now VMS’) future environmental-related costs for which the Company has an indemnity obligation, and the Company therefore has a $1.3 million receivable in other assets as of June 27, 2003 for the Company’s share of such recovery. The Company has not reduced any environmental-related liability in anticipation of recoveries from third parties.

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

	Fiscal Quarter Ended		Fiscal Quarter Ended
	June 27, 2003	June 28, 2002	June 27, 2003	June 28, 2002
	Sales	Sales	Pretax Earnings	Pretax Earnings
(in millions)
Scientific Instruments	$135.3	$123.3	$11.5	$12.9
Vacuum Technologies	28.5	27.9	2.8	4.1
Electronics Manufacturing	44.9	46.4	5.5	5.3

Total industry segments	208.7	197.6	19.8	22.3
General corporate	—	—	(3.1)	(1.3)
Interest expense, net	—	—	(0.2)	(0.6)

Total	$208.7	$197.6	$16.5	$20.4

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

	Nine Months Ended		Nine Months Ended
	June 27, 2003	June 28, 2002	June 27, 2003	June 28, 2002
	Sales	Sales	Pretax Earnings	Pretax Earnings
(in millions)
Scientific Instruments	$395.2	$359.3	$39.1	$40.0
Vacuum Technologies	86.1	81.6	10.6	12.1
Electronics Manufacturing	127.8	131.3	15.2	12.4

Total industry segments	609.1	572.2	64.9	64.5
General corporate	—	—	(6.7)	(4.5)
Interest expense, net	—	—	(0.8)	(1.4)

Total	$609.1	$572.2	$57.4	$58.6

Note 15.	Recent Accounting Pronouncements

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

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

In November 2002, the FASB issued Interpretation No. (“FIN”) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees, standby letters of credit, and warranty obligations. It also clarifies that at the time a company issues a guarantee, a company must recognize an initial liability for the fair value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The provisions of FIN 45 relating to initial recognition and measurement must be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45, which are effective for both interim and annual periods, were adopted by the Company in the first quarter of fiscal year 2003. The adoption of the initial recognition and measurement provisions of FIN 45 in the second quarter of fiscal year 2003 did not have a significant impact on the Company’s financial condition or results of operations.

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

In December 2002, the FASB issued FAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FAS 123. FAS 148 provides additional transition guidance for those entities that elect to voluntarily adopt the accounting provisions of FAS 123, Accounting for Stock-Based Compensation. Since the Company has decided to continue to apply the intrinsic value method of accounting for stock-based compensation, the adoption of FAS 148 in the second quarter of fiscal year 2003 did not have an effect on its financial condition or results of operations. However, the Company began making the additional disclosures required by FAS 148 at that time.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Until April 2, 1999, the business of Varian, Inc. (the “Company”) was operated as the Instruments business (“IB”) of Varian Associates, Inc. (“VAI”). IB included the business units that designed, developed, manufactured, sold, and serviced scientific instruments and vacuum technologies, and a business unit that provided electronics manufacturing services. VAI contributed IB to the Company; then on April 2, 1999, VAI distributed to the holders of record of VAI common stock on March 24, 1999 one share of common stock of the Company for each share of VAI common stock outstanding on April 2, 1999 (the “Distribution”). At the same time, VAI contributed its Semiconductor Equipment business to Varian Semiconductor Equipment Associates, Inc. (“VSEA”) and distributed to the holders of record of VAI common stock on March 24, 1999 one share of common stock of VSEA for each share of VAI common stock outstanding on April 2, 1999. VAI retained its Health Care Systems business and changed its name to Varian Medical Systems, Inc. (“VMS”) effective as of April 3, 1999. These transactions were accomplished under the terms of an Amended and Restated Distribution Agreement dated as of January 14, 1999 by and among the Company, VAI, and VSEA (the “Distribution Agreement”). For purposes of providing an orderly transition and to define certain ongoing relationships between and among the Company, VMS, and VSEA after the Distribution, the Company, VMS, and VSEA also entered into certain other agreements which include an Employee Benefits Allocation Agreement, an Intellectual Property Agreement, and a Tax Sharing Agreement.

The Company’s fiscal years reported are the 52- or 53-week periods ending on the Friday nearest September 30. Fiscal year 2003 will comprise the 53-week period ending October 3, 2003, and fiscal year 2002 was comprised of the 52-week period ended September 27, 2002. The fiscal quarters and nine-month periods ended June 27, 2003 and June 28, 2002 each comprised 13 weeks and 39 weeks, respectively.

Caution Regarding Forward-Looking Statements

Throughout this Report, and particularly in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” there are forward-looking statements that are based upon our current expectations, estimates, and projections, and that reflect our beliefs and assumptions based upon information available to us at the date of this Report. In some cases, you can identify these statements by words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” and other similar terms.

We caution investors that forward-looking statements are only predictions, based upon our current expectations about future events. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict. Our actual results, performance, or achievements could differ materially from those expressed or implied by the forward-looking statements. Some of the important factors that could cause our results to differ are discussed below under the heading “Risk Factors.” We encourage you to read that section carefully. Other risks and uncertainties include, but are not limited to, the following: whether we will succeed in new product development, commercialization, performance, and acceptance, particularly in life science applications; whether we can achieve continued growth in sales in life science applications; risks arising from the timing of shipments, installations, and the recognition of revenues on leading-edge nuclear magnetic resonance (“NMR”) systems; whether we will see renewed demand for vacuum products and continued demand for electronics manufacturing services; competitive products and pricing; economic conditions in the Company’s product and geographic markets; whether we will see continued and timely delivery of key raw materials and components by suppliers; foreign currency fluctuations that could adversely impact revenue growth and earnings; whether we will see sustained or improved market investment in capital equipment; whether we will be able to successfully integrate acquired businesses; whether we will see reduced demand from customers that operate in cyclical industries; whether government funding for research might decline; the actual cost of anticipated restructuring activities and their impact on future costs; and other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”). You should carefully consider those risks, in addition to the other information in this Report and in our other filings with the SEC, before deciding to invest in our stock or to maintain or change your investment. We disclaim any intent or obligation to update publicly any forward-looking statements, whether in response to new information, future events, or otherwise.

Results of Operations

Third Quarter of Fiscal Year 2003 Compared to Third Quarter of Fiscal Year 2002

Sales.    Sales were $208.7 million in the third quarter of fiscal year 2003, an increase of 5.6% from sales of $197.6 million in the third quarter of fiscal year 2002. Sales by the Scientific Instruments, Vacuum Technologies, and Electronics Manufacturing segments increased (decreased) by 9.8%, 2.2%, and (3.4%), respectively, compared to the prior-year period.

Geographically, sales in North America of $118.8 million, Europe of $56.7 million, and the rest of the world of $33.2 million in the third quarter of fiscal year 2003 represented increases (decreases) of (4.2%), 23.0%, and 20.9%, respectively, as compared to the third quarter of fiscal year 2002. All three segments experienced a decrease in sales in North America, primarily because of continued economic weakness in the United States. The increase in Europe was driven by stronger Scientific Instruments sales due in part to the stronger Euro in the third quarter of fiscal year 2003. The increase in the rest of the world was primarily driven by continued growth in Scientific Instruments sales into the Pacific Rim.

Gross Profit.    Gross profit was $77.9 million (representing 37.3% of sales) in the third quarter of fiscal year 2003, compared to $75.3 million (representing 38.1% of sales) in the third quarter of fiscal year 2002. The decrease in gross profit percentage was driven primarily by the rapid weakening of the U.S. dollar (which increased costs for most non-U.S. operations and increased the cost of foreign-sourced components), increased sales of newer leading-edge Scientific Instruments products (which had lower margins due to higher installation and warranty costs), and approximately $0.5 million in pretax acquisition-related transition costs.

Sales and Marketing.    Sales and marketing expenses were $36.1 million (representing 17.3% of sales) in the third quarter of fiscal year 2003, compared to $33.4 million (representing 16.9% of sales) in the third quarter of fiscal year 2002. The increase in sales and marketing expenses resulted primarily from the acquisition of the non-clinical, drugs of abuse testing business (the “DAT Business”) of Roche Diagnostics Corporation in January 2003, the weaker U.S. dollar, which increased costs for most non-U.S. operations, and costs associated with higher revenues.

Research and Development.    Research and development expenses were $12.0 million (5.8% of sales) in the third quarter of fiscal year 2003, compared to $10.6 million (representing 5.4% of sales) in the third quarter of fiscal year 2002. Research and development expenses increased primarily because the Company continued to increase its focus within the Scientific Instruments and Vacuum Technologies segments on new product development with an emphasis on life science applications. The weaker U.S. dollar also contributed to the increase, as the costs of certain non-U.S. based research and development resources were higher. We expect that, as a percentage of sales, research and development expenses will continue at or near this higher level for the remainder of fiscal year 2003.

General and Administrative.    General and administrative expenses were $13.1 million (representing 6.2% of sales) in the third quarter of fiscal year 2003, compared to $10.3 million (representing 5.2% of sales) in the third quarter of fiscal year 2002. The increase in general and administrative expenses resulted primarily from higher expenses related to acquired businesses (including intangible asset amortization), higher insurance costs, foreign exchange losses of $0.9 million on balance sheet currency exposures due to the rapid weakening of the U.S. dollar during the third quarter of fiscal year 2003, and $1.1 million in pretax restructuring costs. The restructuring costs consisted mainly of employee severance-related costs to improve efficiency and more closely align employee skill sets to the Company’s evolving product mix. We expect that, as a percentage of sales, general and administrative expenses will be higher in the fourth quarter of fiscal year 2003 due to anticipated restructuring costs of $3.0 million to $3.5 million, approximately 90% of which is expected to relate to the Scientific Instruments segment.

Net Interest Expense.    Net interest expense was $0.2 million (representing 0.1% of sales) in the third quarter of fiscal year 2003, compared to $0.6 million (representing 0.3% of sales) in the third quarter of fiscal year 2002.

Taxes on Earnings.    The effective income tax rate was 35.0% for the third quarter of fiscal year 2003 compared to 36.0% for the third quarter of fiscal year 2002. The fiscal year 2003 rate was lower than the fiscal year 2002 rate primarily due to a reduction in tax rates and higher tax credits in certain foreign jurisdictions.

Net Earnings.    Net earnings for the third quarter of fiscal year 2003 were $10.7 million ($0.31 net earnings per diluted share), compared to $13.0 million ($0.37 net earnings per diluted share) in the third quarter of fiscal year 2002. The net earnings for the third quarter of fiscal year 2003 include the impact of $1.1 million in pretax restructuring costs and approximately $0.5 million in pretax acquisition-related transition costs. Excluding these costs, the decrease in net earnings was primarily attributable to decreased profitability in the Scientific Instruments and Vacuum Technologies segments and higher corporate costs, partially offset by increased Electronics Manufacturing profitability.

Segments.    Scientific Instruments sales of $135.3 million in the third quarter of fiscal year 2003 increased 9.8% over the third quarter of fiscal year 2002 sales of $123.3 million. The growth in sales was primarily driven by strong sales in certain regions outside of North America, particularly with respect to sales of chromatography, spectroscopy, and high-end NMR systems into life science applications. The strong international sales were offset by continued weakness in some areas of North America. Earnings from operations in the third quarter of fiscal year 2003 of $11.5 million (8.5% of sales) decreased from $12.9 million (10.5% of sales) in the third quarter of fiscal year 2002. The operating earnings for the third quarter of fiscal year 2003 include $0.6 million in pretax restructuring costs. Excluding the impact of these costs, the decrease in operating earnings as a percentage of sales resulted primarily from lower gross profit margins, primarily due to higher installation and warranty costs associated with newer leading-edge Scientific Instruments products, and higher operating costs due primarily to the weaker U.S. dollar and increased research and development spending.

Vacuum Technologies sales of $28.5 million in the third quarter of fiscal year 2003 increased 2.2% from $27.9 million in the third quarter of fiscal year 2002. The sales increase resulted primarily from higher sales of products into life science applications. Earnings from operations in the third quarter of fiscal year 2003 of $2.8 million (9.8% of sales) were down from $4.1 million (14.7% of sales) in the third quarter of fiscal year 2002. The operating earnings for the third quarter of fiscal year 2003 include $0.5 million in pretax restructuring costs. Excluding the impact of these costs, the lower operating earnings, as a percentage of sales, were primarily attributable to lower gross profit margins and higher operating costs due in part to the weaker U.S. dollar and increased research and development spending.

Electronics Manufacturing sales in the third quarter of fiscal year 2003 of $44.9 million decreased 3.4% from $46.4 million in the third quarter of fiscal year 2002. The decrease in sales was primarily due to general economic weakness in North America. Sequentially, however, sales grew 9.7% over the second quarter of fiscal year 2003 with improved demand from some established industrial customers and some initial revenues from an acquisition completed during the quarter. Earnings from operations in the third quarter of fiscal year 2003 of $5.5 million (12.1% of sales) increased from $5.3 million (11.4% of sales) in the third quarter of fiscal year 2002. These results include approximately $0.5 million in pretax transition costs associated with an acquisition completed during the third quarter of fiscal year 2003. Excluding the impact of these costs, operating earnings increased primarily as a result of operational efficiencies.

First Nine Months of Fiscal Year 2003 Compared to First Nine Months of Fiscal Year 2002

Sales.    Sales were $609.1 million in the first nine months of fiscal year 2003, an increase of 6.4% from sales of $572.2 million in the first nine months of fiscal year 2002. Sales by the Scientific Instruments, Vacuum Technologies, and Electronics Manufacturing segments increased (decreased) by 10.0%, 5.5%, and (2.7%), respectively, compared to the prior-year period.

Geographically, sales in North America of $333.5 million, Europe of $173.4 million, and the rest of the world of $102.2 million in the first nine months of fiscal year 2003 represented increases (decreases) of (3.6%), 18.1%, and 28.4%, respectively, as compared to the first nine months of fiscal year 2002. The decrease in North America primarily resulted from a shift in NMR systems sales from North America to Europe and the Pacific Rim and lower Electronics Manufacturing sales. This decrease was partially offset by increased sales of Vacuum Technologies and higher sales into North America by the rest of the Scientific Instruments segment. The increase in Europe was driven by stronger sales of Scientific Instruments and Vacuum Technologies due, in part, to the stronger Euro. The increase in the rest of the world primarily resulted from growth in Scientific Instruments sales, particularly sales into the Pacific Rim, partially offset by lower sales into Latin America.

Gross Profit.    Gross profit was $232.6 million (representing 38.2% of sales) in the first nine months of fiscal year 2003, compared to $215.2 million (representing 37.6% of sales) in the first nine months of fiscal year 2002. The increase in gross profit percentage was driven primarily by higher Electronics Manufacturing gross profit margins as a result of improved operational efficiencies, as well as lower Vacuum Technologies gross profit margins in the first nine months of the prior fiscal year due to the negative impact of decreased demand on cost of sales. The increase in gross profit percentage due to these factors was partially offset by increased sales of newer leading-edge Scientific Instruments products, which had higher installation and warranty costs.

Sales and Marketing.    Sales and marketing expenses were $104.3 million (representing 17.1% of sales) in the first nine months of fiscal year 2003, compared to $96.3 million (representing 16.8% of sales) in the first nine months of fiscal year 2002. The higher sales and marketing expenses resulted primarily from the acquisition of ANSYS Technologies, Inc. (“ANSYS”) in February 2002 and the DAT Business in January 2003, as well as costs associated with higher revenues. In addition, the weaker U.S. dollar increased these costs for most non-U.S. operations.

Research and Development.    Research and development expenses were $34.0 million (representing 5.6% of sales) in the first nine months of fiscal year 2003, compared to $29.2 million (representing 5.1% of sales) in the first nine months of fiscal year 2002. Research and development expenses increased primarily because the Company continued to increase its focus within the Scientific Instruments and Vacuum Technologies segments on new product development with an emphasis on life science applications. In addition, the weaker U.S. dollar increased these costs for some non-U.S. operations.

General and Administrative.    General and administrative expenses were $36.1 million (representing 5.9% of sales) in the first nine months of fiscal year 2003, compared to $28.8 million (representing 5.0% of sales) in the first nine months of fiscal year 2002. The increase in general and administrative expenses resulted primarily from $3.2 million in pretax restructuring costs recorded in the first nine months of fiscal year 2003. The restructuring costs consisted mainly of employee severance-related costs in the Scientific Instruments and Vacuum Technologies segments to improve efficiency and more closely align employee skill sets to the Company’s evolving product mix. Higher expenses related to acquired businesses (including intangible asset amortization) and higher insurance costs also contributed to the increase in the first nine months of fiscal year 2003.

Purchased In-Process Research and Development.    In connection with the acquisition of ANSYS in February 2002, the Company recorded a one-time charge of $0.9 million for purchased in-process research and development in the first nine months of fiscal year 2002 relating to several ANSYS products, which were in process at the time of the acquisition. No such charges were recorded in the first nine months of fiscal year 2003.

Net Interest Expense.    Net interest expense was $0.8 million (representing 0.1% of sales) in the first nine months of fiscal year 2003, compared to $1.4 million (representing 0.3% of sales) in the first nine months of fiscal year 2002.

Taxes on Earnings.    The effective income tax rate was 35.0% for the first nine months of fiscal year 2003 compared to 36.6% (of which 0.6% relates to the purchased in-process research and development charge) for the first nine months of fiscal year 2002. The fiscal year 2003 rate was lower than the fiscal year 2002 rate due mainly to a reduction in tax rates and higher tax credits in certain foreign jurisdictions.

Net Earnings.    Net earnings for the first nine months of fiscal year 2003 were $37.3 million ($1.07 net earnings per diluted share), compared to $37.2 million ($1.07 net earnings per diluted share) in the first nine months of fiscal year 2002. Net earnings for the first nine months of fiscal year 2003 reflect the impact of $3.2 million in pretax restructuring costs and $0.5 million in pretax acquisition-related transition costs, while net earnings for the first nine months of fiscal year 2002 include the impact of a one-time pretax charge of $0.9 million for purchased in-process research and development relating to the ANSYS acquisition. Excluding the effect of these charges, the increase in net earnings in the first nine months of fiscal year 2003 was primarily the result of increased profitability in the Electronics Manufacturing segment, partially offset by lower Vacuum Technologies profitability and higher corporate costs.

Segments.    Scientific Instruments sales of $395.2 million in the first nine months of fiscal year 2003 increased 10.0% over the first nine months of fiscal year 2002 sales of $359.3 million. The growth in sales was primarily driven by increased sales of chromatography, spectroscopy, and high-end NMR systems into life science applications, the stronger Euro in the first nine months of fiscal year 2003, and the acquisitions of ANSYS in February 2002 and the DAT Business in January 2003. Earnings from operations in the first nine months of fiscal year 2003 were $39.1 million (9.9% of sales) compared to $40.0 million (11.1% of sales) in the first nine months of fiscal year 2002. These results include $2.2 million in pretax restructuring costs in the first nine months of fiscal year 2003 and a one-time pretax charge of $0.9 million for purchased in-process research and development relating to the ANSYS acquisition in the first nine months of fiscal year 2002. Excluding the impact of these charges, the decrease in operating earnings as a percentage of sales resulted primarily from lower gross profit margins and increased research and development and general and administrative expenses in the first nine months of fiscal year 2003.

Vacuum Technologies sales of $86.1 million in the first nine months of fiscal year 2003 increased 5.5% from the first nine months of fiscal year 2002 sales of $81.6 million. The sales increase resulted primarily from higher sales of products into life science applications. Earnings from operations in the first nine months of fiscal year 2003 of $10.6 million (12.3% of sales) were down from $12.1 million (14.8% of sales) in the first nine months of fiscal year 2002. The results for the first nine months of fiscal year 2003 include $0.5 million in pretax restructuring costs. Excluding the impact of these costs, the lower operating earnings were primarily attributable to increased spending on research and development and higher general and administrative costs due to the impact of the weaker U.S. dollar on non-U.S. operating costs and higher-than-normal legal expenses.

Electronics Manufacturing sales in the first nine months of fiscal year 2003 of $127.8 million decreased 2.7% from $131.3 million in the first nine months of fiscal year 2002. The decrease in sales was primarily due to general economic weakness in North America. Earnings from operations in the first nine months of fiscal year 2003 of $15.2 million (11.9% of sales) increased from $12.4 million (9.4% of sales) in the first nine months of fiscal year 2002. The results for the first nine months of fiscal 2003 include approximately $0.5 million in pretax acquisition-related transition costs. Excluding the impact of these costs, the increase in operating earnings as a percentage of sales resulted primarily from operational efficiencies.

Liquidity and Capital Resources

The Company generated $84.2 million of cash from operating activities in the first nine months of fiscal year 2003, which compares to $53.0 million in the first nine months of fiscal year 2002. The increase in cash from operating activities resulted primarily from higher receipts of customer contract advances and improved overall working capital utilization.

The Company used $38.7 million of cash for investing activities in the first nine months of fiscal year 2003, which compares to $68.2 million in the first nine months of fiscal year 2002. The decrease in cash used for investing activities in the first nine months of fiscal year 2003 was primarily due to lower cash expenditures for acquisitions.

The Company used $5.4 million of cash for financing activities in the first nine months of fiscal year 2003, which compares to $0.9 million used for financing activities in the first nine months of fiscal year 2002. The increase in cash used for financing activities in the first nine months of fiscal year 2003 was primarily due to the repurchase of common stock, partially offset by lower repayment of debt and by short-term borrowings under a bank credit facility in Japan.

During fiscal year 2002, the Company established a three-year unsecured revolving bank credit facility in the amount of $50.0 million for working capital purposes. No amounts were outstanding under this credit facility as of June 27, 2003. Borrowings under this credit facility bear interest at rates of LIBOR plus 1.25% to 2.0% depending on certain financial ratios of the Company at the time of borrowing. This credit facility contains certain customary covenants that limit future borrowings of the Company and require the maintenance by the Company of certain levels of financial performance. The Company was in compliance with all such covenants and requirements as June 27, 2003.

As of June 27, 2003, the Company and its subsidiaries had $55.7 million in uncommitted, unsecured credit facilities for working capital purposes with interest rates to be established at the time of borrowing. No borrowings were outstanding under these credit facilities as of June 27, 2003. All of these credit facilities contain certain conditions and events of default customary for such facilities, with which the Company was in compliance. Of the $55.7 million in uncommitted, unsecured credit facilities, a total of $36.6 million was limited for use by, or in favor of, certain subsidiaries. As of June 27, 2003, a total of $25.9 million of the $36.6 million was being utilized in the form of bank guarantees or short-term standby letters of credit. These guarantees and letters of credit related primarily to advance payments or deposits made to the Company’s subsidiaries by customers for which separate liabilities were recorded in the Unaudited Consolidated Condensed Financial Statements at June 27, 2003. No amounts had been drawn by beneficiaries under these or any other outstanding guarantees or letters of credit as of that date.

In February 2003, the Company established a short-term bank credit facility in Japan in the amount of 300 million yen (approximately $2.5 million at June 27, 2003). The credit facility is available to the Company’s wholly-owned Japanese subsidiary for working capital purposes. As of June 27, 2003, an aggregate of $2.5 million was outstanding under this credit facility at an annual interest rate of 0.8%, and no amounts were available for future borrowing. This credit facility contains certain covenants that limit future borrowings of the Company from this facility, with which the Company was in compliance.

As of June 27, 2003, the Company had $35.0 million in term loans outstanding compared to $37.5 million at September 27, 2002. As of both June 27, 2003 and September 27, 2002, fixed interest rates on the term loans ranged from 6.7% to 7.2%. The weighted-average interest rate on the term loans was 6.8% at June 27, 2003 and 6.9% at September 27, 2002. The term loans contain certain covenants that limit future borrowings and the payment of cash dividends and require the maintenance of certain levels of working capital and operating results. The Company was in compliance with all restrictive covenants of the term loan agreements during the first nine months of fiscal year 2003. The Company also had other long-term notes payable of $4.3 million as of June 27, 2003 with a weighted-average interest rate of 0.2% and $3.5 million as of September 27, 2002 with a weighted-average interest rate of 0.9%.

Future principal payments on long-term debt outstanding on June 27, 2003 were $0.3 million, $2.8 million, $4.3 million, $4.4 million, $2.5 million, $6.3 million, and $18.7 million during the three months ending October 3, 2003 and fiscal years 2004, 2005, 2006, 2007, 2008, and thereafter, respectively.

In connection with certain acquisitions, the Company has accrued but not yet paid certain purchase price amounts which have been “held back” to secure the sellers’ indemnification obligations. These “holdback” amounts, which are due to be paid (net of any indemnification claims) at various times through fiscal year 2004, totaled approximately $0.5 million at June 27, 2003. In addition to the “holdback” payments, the Company is also obligated to pay additional cash purchase price amounts in the event that contingent financial or operational milestones are met by the acquired businesses. As of June 27, 2003, up to a maximum of $15.4 million could be payable through fiscal year 2006 under these contingent consideration arrangements. Any contingent payments made will be recorded as additional goodwill at the time they are earned.

The Distribution Agreement provides that the Company is responsible for certain litigation to which VAI was a party, and further provides that the Company will indemnify VMS and VSEA for one-third of the after-tax costs, expenses, and other liabilities relating to certain discontinued, former, and corporate operations of VAI, including certain environmental liabilities (see below under the heading “Risk Factors—Environmental Matters”).

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

Contractual Obligations and Other Commercial Commitments

The following table summarizes future principal payments on outstanding debt and minimum rentals due for certain facilities and other leased assets under long-term, non-cancelable operating leases as of June 27, 2003:

	Three Months Ending Oct. 3, 2003	Fiscal Years						Total
		2004	2005	2006	2007	2008	Thereafter
(in thousands)
Operating leases	$2,314	$6,231	$4,856	$2,927	$2,099	$1,782	$26,488	$46,697
Notes payable	—	2,544	—	—	—	—	—	2,544
Long-term debt (including current portion)	297	2,812	4,351	4,351	2,500	6,250	18,750	39,311

Total contractual cash obligations	$2,611	$11,587	$9,207	$7,278	$4,599	$8,032	$45,238	$88,552

In addition to the above, the Company had cancelable commitments to purchase certain superconducting magnets intended for use with leading-edge NMR systems totaling approximately $33.5 million, net of deposits paid, as of June 27, 2003. In the event that these commitments are canceled for reasons other than the supplier’s default, the Company would be responsible for reimbursement of actual costs incurred by the supplier.

As of June 27, 2003, the Company did not have any off-balance sheet commercial commitments that could result in a significant cash outflow upon the occurrence of some contingent event, except for contingent payments of up to a maximum of $15.4 million related to acquisitions as discussed under “Liquidity and Capital Resources” above, the specific timing and amounts of which are not currently determinable.

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

In November 2002, the FASB issued Interpretation No. (“FIN”) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees, standby letters of credit, and warranty obligations. It also clarifies that at the time a company issues a guarantee, a company must recognize an initial liability for the fair value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The provisions of FIN 45 relating to initial recognition and measurement must be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45, which are effective for both interim and annual periods, were adopted by the Company in the first quarter of fiscal year 2003. The adoption of the initial recognition and measurement provisions of FIN 45 in the second quarter of fiscal year 2003 did not have a significant impact on the Company’s financial condition or results of operations.

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

In December 2002, the FASB issued FAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FAS 123. FAS 148 provides additional transition guidance for those entities that elect to voluntarily adopt the accounting provisions of FAS 123, Accounting for Stock-Based Compensation. Since the Company has decided to continue to apply the intrinsic value method of accounting for stock-based compensation, the adoption of FAS 148 in the second quarter of fiscal year 2003 did not have an effect on its financial condition or results of operations. However, the Company began making the additional disclosures required by FAS 148 at that time.

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

Certain of our leading-edge NMR systems, probes, and components (together accounting for less than 10% of the Company’s revenues and operating profits) sell for high prices and on long lead-times. These systems and components are complex; require development of new technologies and, therefore, significant research and development resources; are often intended for evolving leading-edge research applications; often have customer-specific features, custom capabilities, and specific acceptance criteria; and, in the case of NMR systems, require superconducting magnets that can be difficult to manufacture. These superconducting magnets are not manufactured by us, so our ability to ship, install and obtain customer acceptance of our leading-edge NMR systems is dependent upon the superconducting magnet supplier’s timely development, delivery, and installation of magnets that perform to customer specifications. If we are unable to meet these challenges, it could have an adverse effect on the Company’s financial condition or results of operations. In addition, all of these factors can make it difficult for us to forecast shipment, installation, and acceptance of, and warranty costs on, leading-edge NMR systems and probes, which in turn can make it difficult for us to forecast the timing of revenue recognition and the achieved gross profit margin on these systems.

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

The Company’s employees based in certain foreign countries are subject to factory-specific and/or industry-wide collective bargaining agreements. Of these, the Company’s employees in Australia are subject to a collective bargaining agreement that was tentatively renegotiated following a recent brief work stoppage. A further work stoppage, strike, or other labor action at this or other facilities of the Company could have an adverse effect on the Company’s financial condition or results of operations.

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

Additionally, the U.S. dollar value of the Company’s sales and operating costs varies with currency exchange rate fluctuations. Because the Company manufactures and sells in the U.S. and a number of other countries, the impact that currency exchange rate fluctuations have on the Company is dependent on the interaction of a number of variables. These variables include, but are not limited to, the relationships between various foreign currencies, the relative amount of the Company’s revenues that are denominated in U.S. dollars or in U.S. dollar-linked currencies, customer resistance to currency-driven price changes, and the suddenness and severity of changes in certain currency exchange rates. In addition, the Company hedges most of its balance sheet exposures denominated in other-than-local currencies based upon forecasts of those exposures; in the event that these forecasts are overstated or understated during periods of currency volatility, foreign exchange losses could result. For all of these reasons, currency exchange fluctuations could have an adverse effect on the Company’s financial condition or results of operations.

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

For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further environmental-related activities or to estimate the future costs of such activities if undertaken. As of June 27, 2003, it was nonetheless estimated that the Company’s share of the future exposure for environmental-related costs for these sites and facilities ranged in the aggregate from $1.8 million to $4.8 million (without discounting to present value). The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 30 years as of June 27, 2003. No amount in the foregoing range of estimated future costs is believed to be more probable of being incurred than any other amount in such range, and the Company therefore had an accrual of $1.8 million as of June 27, 2003.

As to other sites and facilities, sufficient knowledge has been gained to be able to better estimate the scope and costs of future environmental-related activities. As of June 27 2003, it was estimated that the Company’s share of the future exposure for environmental-related costs for these sites and facilities ranged in the aggregate from $6.1 million to $13.3 million (without discounting to present value). The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 30 years as of June 27,

2003. As to each of these sites and facilities, it was determined that a particular amount within the range of estimated costs was a better estimate of the future environmental-related cost than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. Together, these amounts totaled $7.4 million at June 27, 2003. The Company therefore had an accrual of $5.0 million as of June 27, 2003, which represents the best estimate of its share of these future environmental-related costs discounted at 4%, net of inflation. This accrual is in addition to the $1.8 million described in the preceding paragraph.

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

An insurance company agreed to pay a portion of certain of VAI’s (now VMS’) future environmental-related costs for which the Company has an indemnity obligation, and the Company therefore has a $1.3 million receivable in other assets as of June 27, 2003 for the Company’s share of such recovery. The Company has not reduced any environmental-related liability in anticipation of recoveries from third parties.

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

Foreign Currency Exchange Risk

The Company typically hedges its foreign currency exposures associated with certain assets and liabilities denominated in non-functional currencies and, from time to time, hedges certain forecasted foreign currency cash flows. The success of the Company’s hedging activities depends on its ability to forecast balance sheet exposures and transaction activity in various currencies. To the extent that these forecasts are overstated or understated during periods of currency volatility, the Company could experience unanticipated currency gains or losses. However, the Company believes that in most cases gains or losses would be substantially offset by losses or gains from the related foreign exchange forward contracts. The Company therefore believes that the direct effect of an immediate 10% change in the exchange rate between the U.S. dollar and all other currencies is not reasonably likely to have a material adverse effect on the Company’s financial condition or results of operations. The Company’s foreign exchange forward contracts generally range from one to 12 months in original maturity.

At June 27, 2003, there were no outstanding forward contracts designated as cash flow hedges of forecasted sale transactions. During the nine months ended June 27, 2003, a loss of $0.1 million from hedge ineffectiveness was recognized and included in general and administrative expenses. A summary of all forward exchange contracts that were outstanding as of June 27, 2003 follows:

	Notional Value Sold	Notional Value Purchased
(in thousands)
Euro	$—	$45,820
Australian dollar	—	17,460
Japanese yen	8,398	—
Canadian dollar	6,012	—
British pound	—	4,359
Swedish krona	—	4,172

	$14,410	$71,811

Interest Rate Risk

The Company has no material exposure to market risk for changes in interest rates. The Company invests any excess cash primarily in short-term U.S. Treasury securities and money market funds, and changes in interest rates would not be material to the Company’s financial condition or results of operations. The Company primarily enters into debt obligations to support general corporate purposes, including working capital requirements, capital expenditures, and acquisitions. At June 27, 2003, the Company’s debt obligations had fixed interest rates.

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

Debt Obligations

Principal Amounts and Related Weighted-Average Interest Rates By Year of Maturity

	Three Months Ending Oct. 3, 2003	Fiscal Years						Total
		2004	2005	2006	2007	2008	Thereafter
(dollars in thousands)
Notes payable	$—	$2,544	$—	$—	$—	$—	$—	$2,544
Average interest rate	—%	0.8%	—%	—%	—%	—%	—%	0.8%
Long-term debt (including current portion)	$297	$2,812	$4,351	$4,351	$2,500	$6,250	$18,750	$39,311
Average interest rate	1.5%	6.6%	4.1%	4.1%	7.2%	6.7%	6.7%	6.1%

Item 4.	Controls and Procedures

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

PART II

OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a)  Exhibits:

Exhibit No.	Description
10.8*	Amended and Restated Varian, Inc. Supplemental Retirement Plan dated as of August 1, 2003.

99.1	Certification Pursuant to Section 1350 to Chapter 63 of Title 18 of the United States Code as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification Pursuant to Section 1350 to Chapter 63 of Title 18 of the United States Code as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

(b)  Reports on Form 8-K filed or furnished during the fiscal quarter ended June 27, 2003:

The registrant furnished a Current Report on Form 8-K on April 23, 2003 for its press release reporting results for the second quarter of its fiscal year 2003.

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
G. Edward McClammy Senior Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

Date: August 6, 2003

CERTIFICATION

I, Allen J. Lauer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Varian, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: August 6, 2003

/s/ ALLEN J. LAUER
Allen J. Lauer Chairman of the Board and Chief Executive Officer

CERTIFICATION

I, G. Edward McClammy, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Varian, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: August 6, 2003

/s/ G. EDWARD MCCLAMMY
G. Edward McClammy Senior Vice President, Chief Financial Officer and Treasurer