Form 10-K
period 2003-10-03
VARIAN INC
filed 2003-12-08
CIK 1079028

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 3, 2003

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

Common Stock, $0.01 par value

Preferred Stock Purchase Rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of December 4, 2003 was $1,424,509,069.

The number of shares of the registrant’s common stock outstanding as of December 4, 2003 was 34,649,291.

Documents Incorporated by Reference:

Document Description	10-K Part
Certain sections, identified by caption, of the definitive Proxy Statement for the registrant’s 2004 Annual Meeting of Stockholders (the “Proxy Statement”)	III

An index of exhibits filed with this Form 10-K is located on page 33.

VARIAN, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED OCTOBER 3, 2003

PART I

Caution Regarding Forward-Looking Statements

Throughout this Report, and particularly in Item 1—Business and Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, there are forward-looking statements that are based upon our current expectations, estimates, and projections, and that reflect our beliefs and assumptions based upon information available to us at the date of this Report. In some cases, you can identify these statements by words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” and other similar terms. These forward-looking statements include those relating to anticipated diluted earnings per share and anticipated restructuring costs in fiscal year 2004.

We caution investors that forward-looking statements are only predictions, based upon our current expectations about future events. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict. Our actual results, performance, or achievements could differ materially from those expressed or implied by the forward-looking statements. Some of the important factors that could cause our results to differ are discussed in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors. We encourage you to read that section carefully.

Other risks and uncertainties include, but are not limited to, the following: whether we will succeed in new product development, commercialization, performance, and acceptance, particularly in life science applications; whether we can achieve continued growth in sales in life science applications; risks arising from the timing of shipments, installations, and the recognition of revenues on leading-edge NMR systems; whether we will see continued demand for vacuum products and for electronics manufacturing services; competitive products and pricing; economic conditions in the Company’s product and geographic markets; whether we will see continued and timely delivery of key raw materials and components by suppliers; foreign currency fluctuations that could adversely impact revenue growth and earnings; whether we will see sustained or improved market investment in capital equipment; whether we will be able to successfully integrate acquired businesses; whether we will see reduced demand from customers that operate in cyclical industries; whether government funding for research might decline; the actual cost of anticipated restructuring activities and their impact on future costs; and other risks detailed from time to time in the Company’s filings with the SEC. You should carefully consider those risks, in addition to the other information in this Report and in our other filings with the SEC, before deciding to invest in our stock or to maintain or change your investment. We disclaim any intent or obligation to update publicly any forward-looking statements, whether in response to new information, future events, or otherwise.

Item 1. Business

GENERAL

Overview and History

Varian, Inc., together with its subsidiaries (collectively, the “Company” or the “Registrant”), is a technology company engaged in the design, development, manufacture, sale, and service of scientific instruments (including related consumable products) and vacuum products, and in contract electronics manufacturing. The Company’s operations are grouped into three corresponding segments: Scientific Instruments, Vacuum Technologies, and Electronics Manufacturing. These segments, their products, and the markets they serve are described below.

Varian, Inc. became a separate, public company on April 2, 1999. Until that date, the business of the Company was operated as the Instruments business (“IB”) of Varian Associates, Inc. (“VAI”). VAI contributed the IB to the Company; then on April 2, 1999, VAI distributed to the holders of record of VAI common stock on March 24, 1999 one share of common stock of the Company for each share of VAI common stock outstanding on April 2, 1999. At the same time, VAI contributed its Semiconductor Equipment business to Varian Semiconductor Equipment Associates, Inc. (“VSEA”) and distributed to the holders of record of VAI common stock on March 24, 1999 one share of common stock of VSEA for each share of VAI common stock outstanding on April 2, 1999. VAI retained its Health Care Systems business and changed its name to Varian Medical Systems, Inc. (“VMS”) effective as of April 3, 1999. These transactions (collectively referred to as the “Distribution”) were accomplished under the terms of an Amended and Restated Distribution Agreement dated as of January 14, 1999 by and among the Company, VAI, and VSEA (the “Distribution Agreement”). References in this section to the Company’s business for periods prior to April 2, 1999 refer to the historical business and operations of the Company as conducted by VAI prior to the Distribution.

Business Segments and Products

The Company’s products and services can be classified into the following three categories, which correspond to the Company’s three business segments: Scientific Instruments, Vacuum Technologies, and Electronics Manufacturing.

Scientific Instruments

The Company’s Scientific Instruments business designs, develops, manufactures, sells, and services chromatography, optical spectroscopy, mass spectroscopy, dissolution testing, nuclear magnetic resonance equipment, and consumable laboratory supplies for a broad range of life science and chemical analysis applications requiring identification, quantification, and analysis of the elemental, molecular, physical, or biological composition or structure of liquids, solids, or gases.

Chromatography is a technique for separating, identifying, and quantifying the individual chemical components of substances based on the physical and chemical characteristics specific to each component. The Company’s chromatography instruments include gas chromatographs (“GCs”), high-performance liquid chromatographs (“HPLCs”), sample automation products, and data analysis systems. For certain applications, mass spectrometers are sold as a detector for GC or HPLC systems. In addition to these instruments, the Company also offers related accessories and consumable laboratory supplies.

Optical spectroscopy is a technique for analyzing the individual chemical components of substances based on the absorption or emission of electromagnetic radiation of a specific wavelength of light. The Company’s optical spectroscopy instruments include atomic absorption spectrometers, inductively coupled plasma-optical emissions spectrometers, inductively coupled plasma-mass spectrometers, fluorescence spectrometers, ultraviolet-visible (“UV-Vis”) and near-infrared spectrophotometers, sample automation products, and data analysis systems. The Company also sells related accessories and consumable laboratory supplies.

Mass spectrometry is a technique for analyzing the individual chemical components of substances by breaking molecules into multiple electrically charged ions that are then sorted for analysis according to their mass-to-charge ratios. The Company combines mass spectrometers with other instruments to create high-performance instruments such as liquid chromatograph/mass spectrometers, liquid chromatograph-nuclear magnetic resonance/mass spectrometers, gas chromatograph/mass spectrometers, and inductively coupled plasma-mass spectrometers, and offers related accessories and consumable laboratory supplies.

Dissolution testing is a technique for in-vitro analysis of the rate of release of a drug under controlled conditions. The Company’s dissolution testing products include systems for analyzing the rate of release and equipment for testing the physical characteristics of different dosage forms.

Nuclear magnetic resonance (“NMR”) is a non-destructive instrumental technique that uses electromagnetic fields to interact with the magnetic property of atomic nuclei in order to determine and analyze the molecular content and structure of liquids and solids. NMR spectroscopy is used in the study of liquids containing chemical substances including proteins, nucleic acids (DNA and RNA), carbohydrates, membranes, and solid materials such as crystals, plastics, rubbers, ceramics, and polymers. NMR imaging systems are used to obtain non-invasive images of, primarily, biological materials and to probe the chemical processes within these materials. The Company’s NMR systems include NMR spectrometers, NMR imaging spectrometers, and liquid chromatograph-NMR/mass spectrometers. The Company also offers probes and console upgrades to customers seeking to enhance NMR performance.

Scientific Instruments’ consumable laboratory supplies include sample preparation products, GC and HPLC columns, GC filters, xenon lamps, cuvettes, and graphite furnace replacement parts. Consumable supplies also include on-site testing devices for drugs of abuse that allow rapid testing from a urine or saliva sample.

Scientific Instruments’ chromatography, optical spectroscopy, mass spectrometry, dissolution testing, NMR, and consumable supplies can be generally categorized as either those used principally in life science applications or those used principally in chemical analysis applications (although many products are used in both applications). Life science applications include the study of biological processes, the testing of biological materials, and the diagnosis, treatment, or development of treatments of diseases. In fiscal years 2003 and 2002, Scientific Instruments sales into life science applications accounted for nearly half of the segment’s total sales (these are estimates based on assumptions of how the Company’s products are likely to be used by customers, and are provided only as an indication of a historical trend).

Life science products include HPLCs and HPLC columns, liquid chromatograph/mass spectrometers, fluorescence and UV-Vis spectrophotometers, NMR spectrometers, NMR imaging spectrometers, liquid chromatograph-NMR/mass spectrometers, sample automation products, data analysis systems, dissolution systems, sample preparation products, consumable supplies (including testing devices for drugs of abuse), and related accessories. These products are primarily used by pharmaceutical companies in drug development, manufacturing, and quality control; by biotechnology and biopharmaceutical companies in studying biomolecules and the prevention, diagnosis, and treatment of diseases; by government and private laboratories, employers, and law enforcement and correctional agencies in drug testing; and by research hospitals and universities in basic chemistry, biological, biochemistry, and health care research. Life science customers include Abbott Laboratories, Amgen, Aventis, Bayer, Bristol-Myers Squibb, Eli Lilly, GlaxoSmithKline, Merck, Millennium Pharmaceuticals, Novartis, Pfizer, Pharmacia & Upjohn, Wyeth, governmental agencies, and numerous academic institutions and research hospitals.

Chemical analysis products include GCs, gas chromatograph/mass spectrometers, atomic absorption spectrometers, near-infrared spectrophotometers, inductively coupled plasma-optical emissions spectrometers, inductively coupled plasma-mass spectrometers, NMR spectrometers, sample automation products, data analysis systems, sample preparation products, consumable laboratory supplies, and related accessories. These products are primarily used by environmental laboratories in testing water, soil, air, solids, and food products; by petroleum and natural gas companies in refining and quality control; by petroleum, agriculture, chemical, mining and metallurgy, and food and beverage processing companies in research and quality control; by semiconductor companies in manufacturing and quality control; and by other industrial, governmental, and academic research laboratories in forensic analysis, materials science, and general research. Chemical analysis customers include 3M, BASF, British Petroleum, Dow Chemical, DuPont, ExxonMobil, Huntsman Polymers, Laboratory Corporation of America, Monsanto, Procter & Gamble, Quest Diagnostics, governmental agencies, and numerous academic and research institutions.

Vacuum Technologies

The Company’s Vacuum Technologies business designs, develops, manufactures, sells, and services a broad range of products used to create, control, measure, and test vacuum environments in life science, industrial, research, semiconductor, and scientific applications where ultra-clean, high-vacuum environments are needed. Products include a wide range of high and ultra-high vacuum pumps (diffusion, turbomolecular, and ion getter), intermediate vacuum pumps (rotary vane, sorption, and dry scroll), vacuum instrumentation (vacuum control instruments, sensor gauges, and meters), and vacuum components (valves, flanges, and other mechanical hardware). Its products also include helium mass spectrometry and helium-sensing leak detection equipment for use in identifying and measuring leaks in hermetic or vacuum environments. In addition to product sales, the Company also offers a wide range of services including assistance with the design and integration of vacuum systems, a pump exchange and repair program, applications support, and training in basic and advanced vacuum technology.

Vacuum Technologies products are used in a broad range of scientific instruments, such as mass spectrometers for mass analysis and linear accelerators for cancer therapy; in the manufacture of flat-panel displays, television tubes, decorative coating, architectural glass, optical lenses, light bulbs, and automobile components; in food packaging; in the testing of aircraft components, automobile airbags, refrigeration components, medical devices, and industrial processing equipment; in high-energy physics research; and in the manufacture of semiconductors, fabrication and metrology equipment such as ion implanters, thin film deposition systems, and electron microscopes. Customers include Applied Biosystems, KLA-Tencor, MDS SCIEX, Varian Medical Systems, and Varian Semiconductor Equipment Associates.

Electronics Manufacturing

The Company’s Electronics Manufacturing business is a contract manufacturer of electronic assemblies and subsystems such as printed circuit boards for original equipment manufacturers (“OEMs”). For some customers, the business provides total manufacturing services including design support, customized manufacturing (such as just-in-time and inventory management), and post-manufacturing services (such as direct end-user shipping and repair depots).

The Electronics Manufacturing business serves customers in a wide range of industries, including life science products (which includes medical equipment) and communications equipment (e.g., satellite, networking, telephony, and voice and data transfer). The business focuses on customers with low- to medium-volume, high-mix manufacturing needs. Customers include, for example, Alaris Medical and Inter-Tel. The business also supplies products to the Company’s Scientific Instruments and Vacuum Technologies businesses.

For financial information about industry segments including foreign and domestic operations and export sales, see Note 18 of the Notes to the Consolidated Financial Statements.

Marketing and Sales

In the United States, the Company markets the largest portion of its products directly through its own sales and distribution organizations, although a few products and services are marketed through independent distributors and sales representatives. Sales to major markets outside the United States are generally made by the Company’s foreign-based sales and service staff, although some export sales are made directly from the United States to foreign customers. In addition, in certain foreign countries, sales are made through various representative and distributorship arrangements. The Company maintains sales and service offices in strategic regional locations in the United States and, through its sales subsidiaries, in key foreign locations.

The markets in which the Company competes are, for the most part, global. Sales outside of North America accounted for 44%, 39%, and 39% of sales for fiscal years 2003, 2002, and 2001, respectively. As a result, the Company’s customers increasingly require service and support on a worldwide basis. In addition to the United States, the Company has sales and service offices located throughout Europe, Asia, and Latin America. The Company has invested substantial financial and management resources to develop an international infrastructure to meet the needs of its customers worldwide.

Demand for the Company’s products depends on many factors, including the level of capital expenditures of the Company’s customers, the rate of economic growth in the Company’s major markets, and competitive considerations. No single customer accounted for 10% or more of the Company’s sales in fiscal year 2003, 2002, or 2001.

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

The Company believes that it differentiates its products from those of its competitors by its responsiveness to customer requirements, as determined through market research. Although specific customer requirements can vary depending on applications, customers generally demand superior performance, high quality, high productivity, and low cost of ownership. The Company has responded to these customer demands by introducing new products focused on these requirements in the markets it serves. For example, customers of Scientific Instruments products have demanded higher levels of analytical throughput to support their research programs aimed at drug discovery and advanced life sciences. The Company has responded to these needs by introducing products with higher levels of automation and computerized data analysis routines.

Backlog

The Company’s recorded backlog was $206 million at October 3, 2003, $234 million at September 27, 2002, and $265 million at September 28, 2001. Backlog decreased from September 27, 2002 to October 3, 2003 primarily due to the recognition of revenue during fiscal year 2003 on several leading-edge NMR systems and accessories that were previously deferred pending delivery and/or customer acceptance. Backlog decreased from September 28, 2001 to September 27, 2002 primarily due to a trend toward shorter customer lead times in Electronics Manufacturing; this trend was a result of customers adopting more efficient ordering and production processes as well as their order visibility due to the difficult economic conditions during fiscal year 2002. To a lesser degree, the decrease in backlog from fiscal year 2001 to fiscal year 2002 was also due to the fact that the Company began recognizing revenue on certain leading-edge NMR systems during fiscal year 2002.

The Company includes in backlog purchase orders or production releases under blanket purchase orders that have firm delivery dates. Recorded backlog in U.S. dollars is impacted by foreign currency fluctuations. In addition, recorded backlog might not result in sales because of cancellations or other factors. Most of the Company’s products are shipped soon after they are ordered by customers, with the time between order receipt and shipment being as short as a few days for some products and less than a fiscal quarter for most others. Significant shipments often occur in the last month of each quarter, in part because of how customers place orders and schedule shipments.

The Company believes that over 90% of orders included in the backlog at October 3, 2003 will result in sales before the end of fiscal year 2004.

Competition

Competition in markets served by the Scientific Instruments and Vacuum Technologies segments is primarily based upon the performance capabilities of products, technical support and after-market service, the manufacturer’s reputation as a technological leader, and product pricing. The Company believes that performance capabilities are the most important of these criteria. With respect to markets served by the Electronics Manufacturing segment, competition is primarily based upon assembly and test capabilities, technical expertise and support, flexibility and responsiveness of logistics management capabilities, the manufacturer’s financial stability, and product pricing. The Company believes that technical expertise and support are the most important of these criteria.

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

The Company operates 14 manufacturing facilities located throughout the world. Scientific Instruments has manufacturing facilities in Palo Alto, California; Walnut Creek, California; Lake Forest, California; Harbor City, California; Ft. Collins, Colorado; Cary, North Carolina; Melbourne, Australia; Middelburg, Netherlands; and Grenoble, France. Vacuum Technologies has manufacturing facilities in Lexington, Massachusetts, and Turin, Italy. Electronics Manufacturing has manufacturing facilities in Tempe, Arizona; Poway, California; and Rocklin, California.

All of the Company’s manufacturing facilities, other than Lake Forest, California, and Grenoble, France, have been certified as complying with the International Organization for Standardization Series 9000 Quality Standards (“ISO 9000”).

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

Research and Development

The Company is actively engaged in basic and applied research, development, and engineering programs designed to develop new products and to improve existing products. During fiscal years 2003, 2002, and 2001, the Company spent $45.7 million, $39.9 million, and $35.6 million, respectively, on research, development, and engineering activities. Over this period, the focus of the Company’s research and development activities has been shifting more toward products that serve life science applications. The

Company intends to continue to conduct extensive research and development activities, with a continued emphasis on life science, although there can be no assurance that it will be able to develop and market new products on a cost-effective and timely basis, that such products will compete favorably with products developed by others, or that the Company’s existing technology will not be superseded by new discoveries or developments.

Customer Support and Service

The Company believes that its customer service and support are an integral part of its competitive strategy. As part of its support services, the Company’s technical support staff provides individual assistance in solving analysis problems, integrating vacuum components, designing circuit boards, etc., depending on the business. The Company offers training courses and periodically sends its customers information on applications development. The Company’s products generally include a 90-day to one-year warranty. Service contracts may be purchased by customers to cover equipment no longer under warranty. Service work not performed under warranty or service contract is generally performed on a time-and-materials basis. The Company installs and services its products primarily through its own field service organization, although certain distributors and sales representatives are capable of performing some field services.

Patent and Other Intellectual Property Rights

The Company has a policy of seeking patent, copyright, trademark, and trade secret protection in the United States and other countries for developments, improvements, and inventions originating within its organization that are incorporated in the Company’s products or that fall within its fields of interest. As of October 3, 2003, the Company owned approximately 280 patents in the United States and approximately 418 patents throughout the world, and had numerous patent applications on file with various patent agencies worldwide. The Company intends to continue to file patent applications, as it deems appropriate.

The Company relies on a combination of copyright, trade secret, and other legal, as well as contractual, restrictions on disclosure, copying, and transferring title to protect its proprietary rights. The Company has trademarks, both registered and unregistered, that are maintained and enforced to provide customer recognition for its products in the marketplace. The Company also has agreements with third parties that provide for licensing of patented or proprietary technology. These agreements include royalty-bearing licenses and technology cross-licenses.

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

Employees

At October 3, 2003, the Company had approximately 4,300 full-time and temporary employees and contract laborers worldwide—approximately 2,700 in North America, 800 in Europe, 300 in Asia, 400 in Australia, and 100 in Latin America.

Risk Factors

For additional information on risks relating to the Company and its business, see Caution Regarding Forward-Looking Statements at the beginning of Part I and Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors.

Executive Officers

The following table sets forth the names and ages of the Company’s executive officers, together with positions and offices held within the last five years by such executive officers.

Name	Age	Position (Business Experience)	Period
Allen J. Lauer	66	Chairman of the Board and Chief Executive Officer	2002-Present
		President and Chief Executive Officer, Director	1999-2002
		Executive Vice President, Varian Associates, Inc.	1990-1999

Garry W. Rogerson	51	President and Chief Operating Officer	2002-Present
		Senior Vice President, Scientific Instruments	2001-2002
		Vice President, Analytical Instruments	1999-2001
		Vice President and General Manager, Chromatography Systems, Varian Associates, Inc.	1994-1999

G. Edward McClammy	54	Senior Vice President, Chief Financial Officer and Treasurer	2002-Present
		Vice President, Chief Financial Officer and Treasurer	2001-2002
		Vice President and Chief Financial Officer	1999-2001
		Vice President, Special Storage Products Group, Quantum Corporation	1998-1999
		Vice President, Finance and Treasurer, Quantum Corporation	1996-1998

A. W. Homan	44	Vice President, General Counsel and Secretary	1999-Present
		Associate General Counsel and Assistant Secretary, Varian Associates, Inc.	1998-1999

Martin O’Donoghue	45	Vice President, Scientific Instruments	2003-Present
		Vice President, Analytical Instruments	2002-2003
		Vice President and General Manager, Chromatography Systems and Analytical Supplies	2000-2002
		Engineering Manager, Chromatography Systems	1999-2000
		Engineering Manager, Chromatography Systems, Varian Associates, Inc.	1998-1999

Franco N. Palomba	42	Vice President and Controller	2002-Present
		Controller	2001-2002
		Treasurer	1999-2001
		Corporate Audit Manager, Varian Associates, Inc.	1995-1999

Sergio Piras	54	Vice President, Vacuum Technologies	2000-Present
		Vice President and General Manager, Vacuum Technologies—Torino	1999-2000
		Vice President and General Manager, Vacuum Products—Torino, Varian Associates, Inc.	1992-1999

C. Wilson Rudd	52	Vice President, Electronics Manufacturing	2000-Present
		Vice President and General Manager, Electronics Manufacturing	1999-2000
		Vice President and General Manager, Tempe Electronics Center, Varian Associates, Inc.	1990-1999

Investor Information

Financial and other information relating to the Company can be accessed on its Investor Relations website. This can be reached from the Company’s main Internet website (http://www.varianinc.com) by clicking on “Investors.” On its Investor Relations website, the Company makes available, free of charge, copies of its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC.

Item 2. Properties

The Company has manufacturing, warehouse, research and development, sales, service, and administrative facilities that have an aggregate floor space of approximately 959,000 and 585,000 square feet in the United States and abroad, respectively, for a total of approximately 1,544,000 square feet worldwide. Of these facilities, aggregate floor space of approximately 503,000 square feet is leased, and the Company owns the remainder. The Company believes that its facilities and equipment generally are well maintained, in good operating condition, suitable for the Company’s purposes, and adequate for current operations.

The Company owns or leases 14 manufacturing facilities located throughout the world. Scientific Instruments has manufacturing facilities in Palo Alto, California; Walnut Creek, California; Lake Forest, California; Harbor City, California; Ft. Collins, Colorado; Cary, North Carolina; Melbourne, Australia; Middelburg, Netherlands; and Grenoble, France. Vacuum Technologies has manufacturing facilities in Lexington, Massachusetts; and Turin, Italy. Electronics Manufacturing has manufacturing facilities in Tempe, Arizona; Poway, California; and Rocklin, California. The Company owns or leases 47 sales and service facilities located throughout the world, 42 of which are located outside the United States, including in Argentina, Australia, Belgium, Brazil, Canada, China, England, France, Germany, India, Italy, Japan, Korea, Mexico, Netherlands, Russia, Spain, Sweden, Switzerland, and Taiwan.

Item 3. Legal Proceedings

During the fourth quarter of fiscal year 2003, the Company settled a patent infringement lawsuit brought by Unaxis Balzers Aktiengesellschaft Liechtenstein (“Unaxis”), in which Unaxis sought infringement damages for the period beginning when the Company’s alleged infringing product (a Vacuum Technologies leak detection system) was introduced in 1997 until the patent expired in 2001. In exchange for a $1.1 million cash payment, Unaxis agreed to dismiss all pending claims against the Company and released the Company from any future claims relating to this matter.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

	Fiscal Year 2003 Common Stock Prices
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$32.46	$30.87	$36.03	$36.51
Low	$25.30	$26.11	$28.05	$30.97

The Company’s common stock is traded on the Nasdaq National Market under the trading symbol VARI.

The Company has never paid cash dividends on its capital stock. The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

There were 3,580 holders of record of the Company’s common stock on December 4, 2003.

Item 6. Selected Financial Data

	Fiscal Year
	2003	2002	2001	2000	1999
(in millions, except per share amounts)
Statement of Earnings Data
Sales	$847.7	$779.9	$749.2	$704.4	$598.9
Earnings before income taxes and cumulative effect of change in accounting principle	$75.6	$81.2	$72.6	$70.8	$13.7
Income tax expense	$26.5	$29.6	$28.3	$28.0	$6.1
Earnings before cumulative effect of change in accounting principle	$49.1	$51.6	$44.3	$42.8	$7.6
Cumulative effect of change in accounting principle, net of tax	$—	$—	$(7.5)	$—	$—
Net earnings	$49.1	$51.6	$36.8	$42.8	$7.6
Net earnings per share:
Before cumulative effect of change in accounting principle
Basic	$1.45	$1.54	$1.34	$1.35	$0.25
Diluted	$1.40	$1.48	$1.29	$1.26	$0.24
Cumulative effect of change in accounting principle
Basic	$—	$—	$(0.22)	$—	$—
Diluted	$—	$—	$(0.22)	$—	$—
After cumulative effect of change in accounting principle
Basic	$1.45	$1.54	$1.12	$1.35	$0.25
Diluted	$1.40	$1.48	$1.07	$1.26	$0.24

	Fiscal Year End
	2003	2002	2001	2000	1999
Balance Sheet Data
Total assets	$737.1	$634.6	$559.3	$512.3	$434.4
Long-term debt	$36.3	$37.6	$39.7	$45.5	$51.2

•	Varian, Inc. was established as a separate, public company on April 2, 1999. The consolidated financial results for the six months ended April 2, 1999 (the “Pre-Spin Results”) were derived from the interim financial statements of VAI using the historical results of IB and include the accounts of IB after elimination of inter-business balances and transactions. The Pre-Spin Results also include allocations of certain VAI corporate expenses to IB. These amounts were allocated to IB on a basis that was considered by management to reflect most fairly or reasonably the utilization of the services provided to or the benefit obtained by IB. Typical measures and activity indicators used for allocation purposes included headcount, sales revenue, and payroll expense. The Company’s management believes that the methods used to allocate these amounts were reasonable. However, these allocations were not necessarily indicative of the amounts that would have been recorded by the Company on a stand-alone basis.

•	For fiscal year 1999, earnings per share were calculated assuming that the weighted-average number of shares outstanding prior to April 3, 1999 equaled the number of shares of common stock outstanding as of the Distribution on April 2, 1999. Also, for computing diluted earnings per share for the same period, the additional shares issuable upon exercise of stock options were determined using the treasury stock method based on the number of replacement stock options issued as of the Distribution on April 2, 1999.

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

The Company’s fiscal years reported are the 52- or 53-week periods which ended on the Friday nearest September 30. Fiscal year 2003 comprised the 53-week period ended on October 3, 2003. Fiscal year 2002 comprised the 52-week period ended on September 27, 2002. Fiscal year 2001 comprised the 52-week period ended on September 28, 2001.

Results of Operations

Fiscal Year 2003 Compared to Fiscal Year 2002

Sales. Sales were $847.7 million in fiscal year 2003, an increase of 8.7% from sales of $779.9 million in fiscal year 2002. Sales by the Scientific Instruments, Vacuum Technologies, and Electronics Manufacturing segments increased by 11.8%, 5.1%, and 2.3%, respectively.

Geographically, sales in North America of $473.8 million, Europe of $234.8 million, and the rest of the world of $139.1 million in fiscal year 2003 represented increases (decreases) of (0.3%), 18.7%, and 30.0%, respectively, as compared to fiscal year 2002. The decrease in North America resulted primarily from a shift in NMR system sales from North America to Europe and the Pacific Rim. This decrease was partially offset by higher sales in North America by the rest of the Scientific Instruments segment. The increase in Europe was primarily the result of stronger Scientific Instruments sales, due in part to the stronger Euro. The increase in the rest of the world was primarily driven by continued growth in Scientific Instrument sales into the Pacific Rim.

Gross Profit. Gross profit was $321.8 million (representing 38.0% of sales) in fiscal year 2003, compared to $295.7 million (representing 37.9% of sales) in fiscal year 2002. The increase in gross profit was driven primarily by higher Scientific Instruments sales in fiscal year 2003. The gross profit percentage was slightly higher in fiscal year 2003 due to an increase in the gross profit margin for Electronics Manufacturing due to improved operational efficiencies. This increase was partially offset by increased sales of newer leading-edge Scientific Instruments products, which had lower margins due to higher installation and warranty costs.

Sales and Marketing. Sales and marketing expenses were $144.1 million (representing 17.0% of sales) in fiscal year 2003, compared to $132.3 million (representing 17.0% of sales) in fiscal year 2002. The increase in sales and marketing expenses resulted primarily from the acquisition of ANSYS Technologies, Inc. (“ANSYS”) in February 2002 and the non-clinical, drugs of abuse testing business (the “DAT Business”) of Roche Diagnostics Corporation in January 2003. The increase is also attributable to costs associated with higher revenues as well as the weaker U.S. dollar, which increased costs for most sales and marketing resources based in non-U.S. locations.

Research and Development. Research and development expenses were $45.7 million (representing 5.4% of sales) in fiscal year 2003, compared to $39.9 million (representing 5.1% of sales) in fiscal year 2002. Research and development expenses increased from fiscal year 2002 primarily because the Company continued to increase its focus within the Scientific Instruments and Vacuum Technologies segments on new product development with an emphasis on life science applications. The weaker U.S. dollar also contributed to the increase, as costs relating to certain non-U.S. based research and development resources were higher.

General and Administrative. General and administrative expenses were $55.5 million (representing 6.5% of sales) in fiscal year 2003, compared to $39.5 million (representing 5.1% of sales) in fiscal year 2002. The increase in general and administrative expenses resulted primarily from higher expenses related to acquired businesses, higher insurance and corporate compliance costs, pretax restructuring costs of $6.9 million, and pretax patent suit settlement costs of $1.1 million (discussed more fully in Item 3—Legal Proceedings). The restructuring costs were incurred in connection with actions undertaken during fiscal year 2003 to improve efficiency and more closely align employee skill sets with the Company’s evolving product mix as the Company continues to emphasize products targeted toward life science applications. The restructuring actions primarily involved the termination of approximately 140 employees and the closure of three sales offices. In the aggregate, personnel-related costs made up $5.3 million of these costs, while facilities-related costs totaled $1.6 million. Also, amortization of acquisition-related intangible assets increased to $2.7 million in fiscal year 2003 from $1.6 million in the prior year as a result of the ANSYS and DAT Business acquisitions.

Purchased In-Process Research and Development. In connection with the acquisition of ANSYS in February 2002, the Company recorded a one-time pretax charge of $0.9 million for purchased in-process research and development relating to several ANSYS products that were in process at the time of the acquisition. No such charges were recorded during fiscal year 2003.

Net Interest Expense. Net interest expense was $1.0 million (representing 0.1 % of sales) in fiscal year 2003, compared to $1.9 million (representing 0.2% of sales) in fiscal year 2002. The decrease in net interest expense resulted primarily from an increase in interest income due to higher levels of invested cash.

Income Tax Expense. The effective income tax rate was 35.0% for fiscal year 2003, compared to 36.4% (36.0% excluding the impact of the purchased in-process research and development charge) for fiscal year 2002. The fiscal year 2003 rate was lower than the fiscal year 2002 rate due mainly to a reduction in tax rates and higher tax credits in certain foreign jurisdictions.

Net Earnings. Net earnings were $49.1 million ($1.40 net earnings per diluted share) in fiscal year 2003, compared to net earnings of $51.6 million ($1.48 net earnings per diluted share) in fiscal year 2002. Net earnings for fiscal year 2003 reflect the impact of pretax restructuring costs of $6.9 million and pretax patent suit settlement costs of $1.1 million, while net earnings for fiscal year 2002 include the impact of a one-time pretax charge of $0.9 million for purchased in-process research and development relating to the ANSYS acquisition. Excluding the effect of these costs, the increase in net earnings in fiscal year 2003 was primarily the result of increased profitability in the Scientific Instruments and Electronics Manufacturing segments, partially offset by lower profitability in the Vacuum Technologies segment and higher corporate costs.

Segments. Scientific Instruments sales of $552.0 million in fiscal year 2003 increased 11.8% over fiscal year 2002 sales of $493.9 million. The revenue growth was primarily driven by increased sales of chromatography, spectroscopy, and high-end NMR systems into life science applications, the impact of a stronger Euro, and the acquisition of ANSYS and the DAT Business. Earnings from operations in fiscal year 2003 were $51.7 million (9.4% of sales) compared to $54.4 million (11.0% of sales) in fiscal year 2002. These results include $5.7 million of pretax restructuring costs in fiscal year 2003 and a one-time pretax charge for purchased in-process research and development relating to the acquisition of ANSYS in fiscal year 2002. In addition, amortization of acquisition-related intangible assets relating to the Scientific Instruments segment increased to $2.6 million, compared to $1.5 million in fiscal year 2002 as a result of the ANSYS and the DAT Business acquisitions. Excluding the impact of these costs, the decrease in operating earnings as a percentage of sales resulted primarily from lower gross profit margins and increased general and administrative expenses.

Vacuum Technologies sales of $116.8 million in fiscal year 2003 increased 5.1% from fiscal year 2002 sales of $111.1 million. The revenue increase was caused primarily by higher sales of products into life science applications. Earnings from operations in fiscal year 2003 of $13.0 million (11.2% of sales) were down from $16.8 million (15.1% of sales) in fiscal year 2002. The results for fiscal year 2003 include pretax restructuring costs of $0.8 million and pretax patent suit settlement costs of $1.1 million. Excluding the impact of these costs, the decrease in operating earnings as a percentage of sales in fiscal year 2003 resulted primarily from increased spending on research and development, legal expenses relating to the patent suit, and some impact of a weaker U.S. dollar.

Electronics Manufacturing sales in fiscal year 2003 of $178.9 million increased 2.3% from fiscal year 2002 sales of $174.9 million. The revenue increase was due primarily to the acquisition of Comtel in the third quarter of fiscal year 2003 and increased sales to industrial customers. Earnings from operations in fiscal year 2003 of $20.8 million (11.6% of sales) increased from $17.8 million (10.2% of sales) in fiscal year 2002. Operating earnings for fiscal year 2003 reflect $0.5 million in pretax acquisition-related transition costs. Excluding the impact of these costs, the increase in operating earnings as a percentage of sales in fiscal year 2003 was due to improved operational efficiencies in fiscal year 2003.

With respect to consolidated results for fiscal year 2004, the Company expects net earnings per diluted share to be between $1.64 and $1.72 on a U.S. GAAP basis, including anticipated restructuring costs of approximately $4 million relating to the consolidation of three consumable products factories into one in Southern California. The Company currently anticipates that approximately $3.4 million of these restructuring costs will be incurred in the fourth quarter of fiscal year 2004.

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

Gross Profit. Gross profit was $295.7 million (representing 37.9% of sales) in fiscal year 2002, compared to $281.1 million (representing 37.5% of sales) in fiscal year 2001. The increase in gross profit percentage was driven primarily by higher Electronics Manufacturing gross profit margins as a result of improved operational efficiency in fiscal year 2002 and higher costs from integrating an acquisition and higher start-up costs for new customers in fiscal year 2001. This increase in fiscal year 2002 was partially offset by a lower gross profit percentage for Vacuum Technologies, which was negatively impacted by lower sales to industrial capital equipment and semiconductor equipment customers, and a lower gross profit percentage for Scientific Instruments, due to proportionally higher revenues from NMR systems, which had lower gross profit margins (but similar operating profit margins) compared to the overall segment.

Sales and Marketing. Sales and marketing expenses were $132.3 million (representing 17.0% of sales) in fiscal year 2002, compared to $130.6 million (representing 17.4% of sales) in fiscal year 2001. The decline as a percentage of sales resulted primarily from increased Scientific Instruments sales, particularly high-field NMR systems, which typically generate lower sales and marketing expenses as a percentage of sales. The decline is also attributable to programs undertaken in the second half of fiscal year 2001 to reduce sales and marketing costs.

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

Purchased In-Process Research and Development. In connection with the acquisition of ANSYS in February 2002, the Company recorded a one-time charge of $0.9 million for purchased in-process research and development relating to several ANSYS products that were in process at the time of the acquisition. No such charges were recorded during fiscal year 2001.

Net Interest Expense. Net interest expense was $1.9 million (representing 0.2% of sales) in fiscal year 2002, compared to $1.2 million (representing 0.2% of sales) in fiscal year 2001. The increase in net interest expense resulted primarily from lower interest rates on invested cash.

Income Tax Expense. The effective income tax rate was 36.4% (36.0% excluding the impact of the purchased in-process research and development charge) for fiscal year 2002, compared to 39.0% for fiscal year 2001. The fiscal year 2002 rate was lower than the fiscal year 2001 rate due mainly to reductions in tax rates in non-U.S. jurisdictions where the Company has significant manufacturing operations.

Net Earnings. Net earnings were $51.6 million ($1.48 net earnings per diluted share) in fiscal year 2002, compared to net earnings of $44.3 million ($1.29 net earnings per diluted share) in fiscal year 2001 prior to the $7.5 million (net of tax) cumulative effect of a change in accounting principle (SAB 101). The improvement in net earnings resulted primarily from the items discussed above.

Segments. Scientific Instruments sales of $493.9 million in fiscal year 2002 increased 15.9% over fiscal year 2001 sales of $426.1 million. The revenue growth was primarily driven by increased sales of NMR systems, certain products selling into life science applications (which accounted for approximately 46% of Scientific Instruments sales, compared to approximately 36% in the prior year), and the ANSYS acquisition in the second quarter of fiscal year 2002. Excluding sales from this and other businesses acquired in fiscal year 2002, sales in fiscal year 2002 increased by approximately 11% from fiscal year 2001. Earnings from operations in fiscal year 2002 were $54.4 million (11.0% of sales). Excluding the purchased in-process research and development charge, earnings from operations of $55.3 million (11.2% of sales) increased from $42.3 million (9.9% of sales) in fiscal year 2001, primarily as a result of increased sales of products targeted toward life science applications and revenues from after-market products and services, all of which typically have higher operating margins. During fiscal year 2002, operating expenses for Scientific Instruments included $1.5 million in amortization of intangible assets, compared to $3.3 million in amortization of goodwill and intangible assets in fiscal year 2001. The decrease in amortization resulted primarily from the Company’s adoption at the beginning of fiscal year 2002 of FAS 142, eliminating the amortization of goodwill, which was partially offset by new amortization of intangible assets from acquisitions made in the first half of fiscal year 2002.

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

Electronics Manufacturing sales in fiscal year 2002 of $174.9 million decreased 3.0% from fiscal year 2001 sales of $180.3 million. The revenue decrease from the prior-year period was caused by weaker demand from communications and industrial customers, largely offset by increased sales to life science (such as health care equipment) companies (which accounted for approximately 46% of Electronics Manufacturing sales, compared to approximately 33% in the prior year). Earnings from operations in fiscal year 2002 of $17.8 million (10.2% of sales) increased from $10.7 million (5.9% of sales) in fiscal year 2001. The higher earnings in fiscal year 2002 were due to improved operational efficiency in fiscal year 2002 and higher costs from integrating an acquisition and higher start-up costs relating to new customers in fiscal year 2001.

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

Revenue Recognition. The Company derives revenues from three primary sources: system sales, parts sales, and service contracts. The Company recognizes revenue on system sales and parts sales when persuasive evidence of an arrangement exists, the contract price is fixed or determinable, the product has been delivered, title and risk of loss have passed to the customer, and collection of the resulting receivable is reasonably assured. The Company’s sales are typically not subject to rights of return and, historically, actual sales returns have not been significant. System sales that do not involve unique customer acceptance terms or new specifications or technology with customer acceptance provisions, and that involve installation services, are accounted for as multiple-element arrangements, where the larger of the contractual billing hold back or the fair value of the installation service is deferred when the product is delivered and subsequently recognized when the installation is complete. In all cases, the fair value of undelivered elements, such as accessories, is deferred until those items are delivered to the customer. For certain other system sales that do involve unique customer acceptance terms or new specifications or technology with customer acceptance provisions, all revenue is generally deferred until customer acceptance. Revenue related to service contracts is recognized ratably over the duration of the contracts. Unearned maintenance and service contract revenue is included in accrued liabilities. Management determines when and how much revenue may be recognized on a particular transaction in a particular period based on its best estimates of the fair value of undelivered elements and its judgment of when the Company’s performance obligations have been met. These judgments and estimates impact reported revenues.

Allowances for Doubtful Accounts Receivable. The Company sells its products and extends trade credit to a large number of customers. These customers are dispersed across many different industries and geographies and, historically, no single customer has accounted for 10% or more of the Company’s total revenues. The Company performs ongoing credit evaluations of its customers and generally does not require collateral from them. Although bad debt write-offs have historically not been significant, allowances are established for amounts that are considered to be uncollectible. These allowances represent management’s best estimates and are based on management’s judgment after considering a number of factors including third-party credit reports, actual payment history, customer-specific financial information, and broader market and economic trends and conditions. In the event that actual uncollectible amounts differ from these best estimates, changes in allowances for doubtful accounts might become necessary.

Inventory Valuation. Inventories are stated at the lower of cost or market, with cost being computed on an average-cost basis. Provisions are made to write down potentially excess, obsolete, or slow-moving inventories to their net realizable value. These provisions are based on management’s best estimates after considering historical demand, projected future demand (including current backlog), inventory purchase commitments, industry and market trends and conditions, and other factors. In the event that actual excess, obsolete, or slow-moving inventories differ from these best estimates, changes to inventory reserves might become necessary.

Product Warranty. The Company’s products are generally subject to warranties, and liabilities are therefore established for the estimated future costs of repair or replacement through charges to cost of sales at the time the related sale is recognized. These liabilities are adjusted based on management’s best estimates of future warranty costs after considering historical and projected product failure rates and product repair costs. In the event that actual experience differs from these best estimates, changes in the Company’s warranty liabilities might become necessary.

Environmental Liabilities. As discussed more fully below under the heading Risk Factors—Environmental Matters, under the terms of the Distribution, the Company and VSEA are each obligated to indemnify VMS for one-third of certain environmental investigation, monitoring, and/or remediation costs (after adjusting for any insurance proceeds and tax benefits recognized or realized by VMS for such costs). The liabilities recorded by the Company relating to these matters are based on management’s best estimates after considering currently available information regarding the cost and timing of remediation efforts, related legal matters, insurance recoveries, and other environmental-related events. As additional information becomes available, these amounts are adjusted accordingly. Should the cost or timing of remediation efforts, legal matters, insurance recoveries, or other environmental-related events (including any which may be currently unidentified) differ from the Company’s current expectations and best estimates, changes to the Company’s reserves for environmental matters might become necessary.

Liquidity and Capital Resources

The Company generated $121.6 million of cash from operating activities in fiscal year 2003, which compares to $80.6 million in fiscal year 2002. The increase in cash from operating activities resulted primarily from increased collections of accounts receivable and contract advances from customers as well as improved overall working capital utilization.

The Company used $51.1 million of cash for investing activities in fiscal year 2003, which compares to $76.6 million in fiscal year 2002. This decrease in cash used for investing activities was primarily due to a decrease in payments made relating to acquisitions during fiscal year 2003.

The Company used $4.8 million of cash for financing activities in fiscal year 2003, which compares to $0.3 million generated in fiscal year 2002. The increase in cash used for financing activities in fiscal year 2003 was primarily due to an increase in the repurchase of common stock, which was partially offset by lower repayment of debt.

During fiscal year 2002, the Company established a three-year unsecured revolving bank credit facility in the amount of $50.0 million for working capital purposes. No amounts were outstanding under this credit facility as of October 3, 2003. Borrowings under this credit facility bear interest at rates of LIBOR plus 1.25% to 2.0% depending on certain financial ratios of the Company at the time of borrowing. This credit facility contains certain customary covenants that limit future borrowings of the Company and require the maintenance by the Company of certain levels of financial performance. The Company was in compliance with all such covenants and requirements at October 3, 2003.

During fiscal year 2003, the Company established a short-term bank credit facility in Japan in the amount of 300 million yen (approximately $2.7 million at October 3, 2003). The credit facility is available to the Company’s wholly owned Japanese subsidiary for working capital purposes. As of October 3, 2003, no amounts were outstanding under this credit facility, and 300 million yen was available for future borrowing. This credit facility contains certain covenants that limit future borrowings of the Company from this facility, with which the Company was in compliance at October 3, 2003.

In addition to these bank credit facilities, as of October 3, 2003, the Company and its subsidiaries had a total of $68.4 million in other uncommitted and unsecured credit facilities for working capital purposes with interest rates to be established at the time of borrowing. No borrowings were outstanding under these credit facilities as of October 3, 2003. All of these credit facilities contain certain conditions and events of default customary for such facilities, with which the Company was in compliance at October 3, 2003. Of the $68.4 million in uncommitted and unsecured credit facilities, a total of $38.9 million was limited for use by, or in favor, of certain subsidiaries. As of October 3, 2003, a total of $23.8 million of the

$38.9 million was being utilized in the form of bank guarantees or short-term standby letters of credit. These guarantees and letters of credit related primarily to advance payments or deposits made to the Company’s subsidiaries by customers for which separate liabilities were recorded in the Consolidated Financial Statements at October 3, 2003. No amounts had been drawn by beneficiaries under these or any other outstanding guarantees or letters of credit as of that date.

As of October 3, 2003, the Company had $35.0 million in term loans outstanding compared to $37.5 million at September 27, 2002. As of both October 3, 2003 and September 27, 2002, fixed interest rates on the term loans ranged from 6.7% to 7.2%. The weighted-average interest rate on the term loans was 6.8% at October 3, 2003 and 6.9% at September 27, 2002. The term loans contain certain covenants that limit future borrowings and the payment of cash dividends and require the maintenance of certain levels of working capital and operating results. The Company was in compliance with all restrictive covenants of the term loan agreements at October 3, 2003. The Company also had other long-term notes payable of $4.1 million as of October 3, 2003 with a weighted-average interest rate of 0.1% and $3.5 million as of September 27, 2002 with a weighted-average interest rate of 0.9%.

Future principal payments on long-term debt outstanding on October 3, 2003 will be $2.8 million, $4.4 million, $4.4 million, $2.5 million, $6.2 million, and $18.8 million during fiscal years 2004, 2005, 2006, 2007, 2008, and thereafter, respectively.

In connection with an acquisition completed during fiscal year 2003, the Company has accrued but not yet paid a portion of the purchase price amount which has been retained to secure the seller’s indemnification obligations. This retained amount, which is due to be paid during fiscal year 2004 (net of any indemnification claims), totaled approximately $0.1 million at October 3, 2003. In addition to this retained payment, the Company is, from time to time, obligated to pay additional cash purchase price amounts in the event that contingent financial or operational milestones are met by the acquired businesses. As of October 3, 2003, up to a maximum of $10.6 million could be payable through fiscal year 2006 under these contingent consideration arrangements. Any contingent payments made will be recorded as additional goodwill at the time they are earned.

The Distribution Agreement provides that the Company is responsible for certain litigation to which VAI was a party, and further provides that the Company will indemnify VMS and VSEA for one-third of the costs, expenses, and other liabilities relating to certain discontinued, former, and corporate operations of VAI, including certain environmental liabilities (see below under the heading Risk Factors—Environmental Matters).

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

Contractual Obligations and Other Commercial Commitments

The following table summarizes future principal payments on outstanding debt and minimum rentals due for certain facilities and other leased assets under long-term, non-cancelable operating leases as of October 3, 2003:

	Fiscal Year
	2004	2005	2006	2007	2008	Thereafter	Total
(in thousands)
Operating leases	$6,196	$4,904	$3,189	$2,368	$2,037	$27,372	$46,066
Long-term debt (including current portion)	2,811	4,387	4,386	2,500	6,250	18,750	39,084

Total contractual cash obligations	$9,007	$9,291	$7,575	$4,868	$8,287	$46,122	$85,150

In addition to the above, the Company had cancelable commitments to purchase certain superconducting magnets intended for use with leading-edge NMR systems totaling approximately $32.2 million, net of deposits paid, as of October 3, 2003. In the event that these commitments are canceled for reasons other than the supplier’s default, the Company would be responsible for reimbursement of actual costs incurred by the supplier.

As of October 3, 2003, the Company did not have any off-balance sheet commercial commitments that could result in a significant cash outflow upon the occurrence of some contingent event, except for contingent payments of up to a maximum of $10.6 million related to acquisitions as discussed under Liquidity and Capital Resources above, the specific timing and amounts of which are not currently determinable.

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

In November 2002, the FASB’s Emerging Issues Task Force finalized EITF 00-21, Revenue Arrangements with Multiple Deliverables. EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF 00-21 also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. However, it does not address when the criteria for revenue recognition are met or provide guidance on the appropriate revenue recognition convention for a given unit of accounting. EITF 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, and early application is permitted. Upon adoption, entities may elect to either apply EITF 00-21 prospectively or report the change in accounting as a cumulative-effect adjustment. The Company adopted the initial recognition and measurement provisions of EITF 00-21 prospectively in the fourth quarter of fiscal year 2003. This adoption did not have a significant impact on the Company’s financial condition or results of operations.

In December 2002, the FASB issued FAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FAS 123. FAS 148 provides additional transition guidance for those entities that elect to voluntarily adopt the accounting provisions of FAS 123, Accounting for Stock-Based Compensation. Since the Company has decided to continue to apply the intrinsic value method of accounting for stock-based compensation, the adoption of FAS 148 in the second quarter of fiscal year 2003 did not have an impact on its financial condition or results of operations. However, the Company began making the additional disclosures required by FAS 148 at that time.

Risk Factors

Customer Demand.    Demand for our products depends upon, among other factors, the level of capital expenditures by current and prospective customers, the rate of economic growth in the markets in which we compete, and the competitiveness of our products and services. Changes in any of these factors could have an adverse effect on our financial condition or results of operations.

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

In the case of our Electronics Manufacturing segment, we must respond quickly to our customers’ changing requirements. Customers may change, delay, or cancel orders for many reasons, including lack of success of their products or business strategies and economic conditions in the markets they serve. In addition, some customers, including start-up companies, have limited product histories and financial resources, which make them riskier customers for us. We must determine, based on our judgment and our customers’ estimates of their future requirements, what levels of business we will accept, what start-up costs to incur for new customers or products, production schedules, component procurement commitments, personnel needs, and other resource requirements. All of these decisions require predictions about the future and judgments that could be wrong. Cancellations, reductions, or delays in orders by a significant customer or group of customers, or their inability to meet financial commitments with respect to orders or shipments, could have an adverse impact on our financial condition or results of operations.

Variability of Operating Results.    We experience some cyclical patterns in sales of our products. Generally, sales and earnings in the first quarter of our fiscal year are lower when compared to the preceding fourth fiscal quarter, primarily because there are fewer working days in our first fiscal quarter (October to December) and many customers defer December deliveries until the next calendar year, our second fiscal quarter. Our fourth fiscal quarter sales and earnings are often the highest in the fiscal year compared to the other three quarters, primarily because many customers spend budgeted money before their own fiscal years end. This cyclical pattern can be influenced by other factors, including general economic conditions, acquisitions, and new product introductions. Consequently, our results of operations may fluctuate significantly from quarter to quarter.

For most of our products, we operate on a short backlog, as short as a few days for some products and less than a fiscal quarter for most others. We also experience significant shipments in the last month of each quarter, in part because of how our customers place orders and schedule shipments. This can make it difficult for us to forecast our results of operations.

Certain of our leading-edge NMR systems, probes, and components (together accounting for less than 10% of our revenues and operating profits) sell for high prices and on long lead-times. These systems and components are complex; require development of new technologies and, therefore, significant research and development resources; are often intended for evolving leading-edge research applications; often have customer-specific features, custom capabilities, and specific acceptance criteria; and, in the case of NMR systems, require superconducting magnets that can be difficult to manufacture. These superconducting magnets are not manufactured by us, so our ability to ship, install, and obtain customer acceptance of our leading-edge NMR systems is dependent upon the superconducting magnet supplier’s timely development, delivery, and installation of magnets that perform to customer specifications. If we are unable to meet these challenges, it could have an adverse effect on our financial condition or results of operations. In addition, all of these factors can make it difficult for us to forecast shipment, installation, and acceptance of, and warranty costs on, leading-edge NMR systems and probes, which in turn can make it difficult for us to forecast the timing of revenue recognition and the achieved gross profit margin on these systems and probes.

Competition.    The industries in which we operate—scientific instruments, vacuum technologies, and electronics manufacturing—are highly competitive. In each of these industries, we compete against many U.S. and non-U.S. companies, most with global operations. Some of our competitors have greater financial resources than we have, which may enable them to respond more quickly to new or emerging technologies, take advantage of acquisition opportunities, compete on price, or devote greater resources to research and development, engineering, manufacturing, marketing, sales, or managerial activities. Others have greater name recognition and geographic and market presence or lower cost structures than we do. In addition, weaker demand and excess capacity in our industries could cause greater price competition as our competitors seek to maintain sales volumes and market share.

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

For all of the foregoing reasons, competition could result in lower revenues due to lost sales or price reductions, lower margins, and loss of market share, which could have an adverse effect on our financial condition or results of operations.

Key Suppliers.    Some items we purchase for the manufacture of our products, including superconducting magnets used in NMR systems, are purchased from limited or single sources of supply. The loss of a key supplier or the inability to obtain certain key raw materials or components could cause delays or reductions in shipments of our products or increase our costs, which could have an adverse effect on our financial condition or results of operations.

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

Our Electronics Manufacturing segment uses electronic components in the manufacture of its products. These components can be more or less difficult and expensive to obtain, depending on the overall demand for these components as a result of general economic cycles or other factors. Consequently, the Electronics Manufacturing segment’s results of operations could fluctuate over time.

Business Interruption.    Our facilities, operations, and systems could be impacted by fire, flood, terrorism, or other natural or man-made disasters. In particular, we have significant facilities in areas prone to earthquakes and fires, such as our production facilities and headquarters in California. Due to their limited availability, broad exclusions, and prohibitive costs, we do not have insurance policies that would cover losses resulting from an earthquake. If any of our facilities or surrounding areas were to be significantly damaged in an earthquake or fire, it could disrupt our operations, delay shipments, and cause us to incur significant repair or replacement costs, which could have an adverse effect on our financial condition or results of operations.

Our employees based in certain foreign countries are subject to factory-specific and/or industry-wide collective bargaining agreements. Of these, certain of our employees in Australia are subject to a collective bargaining agreement that was renegotiated following a recent brief work stoppage. A further work stoppage, strike, or other labor action at this or other of our facilities could have an adverse effect on our financial condition or results of operations.

Intellectual Property.    Our success depends on our intellectual property. We rely on a combination of patents, copyrights, trademarks, trade secrets, confidentiality agreements, and licensing arrangements to establish and protect that intellectual property, but these protections might not be available in all countries, might not be enforceable, might not fully protect our intellectual property, and might not provide meaningful competitive advantages. Moreover, we might be required to spend significant resources to police and enforce our intellectual property rights, and we might not detect infringements of those intellectual property rights. If we fail to protect our intellectual property and enforce our intellectual property rights, our competitive position could suffer, which could have an adverse effect on our financial condition or results of operations.

Other third parties might claim that we infringe their intellectual property rights, and we may be unaware of intellectual property rights that we are infringing. Any litigation regarding intellectual property of others could be costly and could divert personnel and resources from our operations. Claims of intellectual property infringement might also require us to develop non-infringing alternatives or enter into royalty-bearing license agreements. We might also be required to pay damages or be enjoined from developing, manufacturing, or selling infringing products. We sometimes rely on licenses to avoid these risks, but we cannot be assured that these licenses will be available in the future or on favorable terms. These risks could have an adverse effect on our financial condition or results of operations.

Acquisitions.    We have acquired companies and operations, and intend to acquire companies and operations in the future, as part of our growth strategy. Acquisitions must be carefully evaluated and negotiated if they are to be successful. Once completed, acquired operations must be carefully integrated to realize expected synergies, efficiencies, and financial results. Some of the challenges in doing this include retaining key employees, managing operations in new geographic areas, retaining key customers, and managing transaction costs. All of this must be done without diverting management and other resources from other operations and activities. Failure to successfully evaluate, negotiate, and integrate acquisitions could have an adverse effect on our financial condition or results of operations.

Foreign Operations and Currency Exchange Rates.    A significant portion of our sales, manufacturing activities, and employees are outside of the United States. As a result, we are subject to various risks, including the following: duties, tariffs, and taxes; restrictions on currency conversions, fund transfers, or profit repatriations; import, export, and other trade restrictions; protective labor regulations and union contracts; compliance with local laws and regulations; travel and transportation difficulties; and adverse developments in political or economic environments in countries where we operate. These risks could have an adverse effect on our financial condition or results of operations.

Additionally, the U.S. dollar value of our sales and operating costs varies with currency exchange rate fluctuations. Because we manufacture and sell in the U.S. and a number of other countries, the impact that currency exchange rate fluctuations have on us is dependent on the interaction of a number of variables. These variables include, but are not limited to, the relationships between various foreign currencies, the relative amount of our revenues that are denominated in U.S. dollars or in U.S. dollar-linked currencies, customer resistance to currency-driven price changes, and the suddenness and severity of changes in certain foreign currency exchange rates. In addition, we hedge most of our balance sheet exposures denominated in other-than-local currencies based upon forecasts of those exposures; in the event that these forecasts are overstated or understated during periods of currency volatility, foreign exchange losses could result. For all of these reasons, currency exchange fluctuations could have an adverse effect on our financial condition or results of operations.

Key Personnel.    Our success depends upon the efforts and abilities of key personnel, including research and development, engineering, manufacturing, finance, administrative, marketing, sales, and management personnel. The availability of qualified personnel can vary significantly based on factors such as the strength of the general economy. However, even in weak economic periods, there is still intense competition for personnel with certain expertise in the geographic areas where we compete for personnel. In addition, certain employees have significant institutional and proprietary technical knowledge, which could be difficult to quickly replace. Failure to attract and retain qualified personnel, who generally do not have employment agreements or post-employment non-competition agreements, could have an adverse effect on our financial condition or results of operations.

Environmental Matters.    Our operations are subject to various foreign, federal, state, and local laws regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. These regulations increase the costs and potential liabilities of our operations. However, we do not currently anticipate that our compliance with these regulations will have a material effect on our capital expenditures, earnings, or competitive position.

As is described above, we and VSEA are each obligated (pursuant to the terms of the Distribution) to indemnify VMS for one-third of certain costs (after adjusting for any insurance proceeds and tax benefits recognized or realized by VMS for such costs) relating to environmental matters. In that regard, VMS has been named by the U.S. Environmental Protection Agency or third parties as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, at nine sites where VAI is alleged to have shipped manufacturing waste for recycling, treatment, or disposal. In addition, VMS is overseeing and, as applicable, reimbursing third parties for environmental investigation, monitoring, and/or remediation activities under the direction of, or in consultation with, foreign, federal, state, and/or local agencies at certain current VMS or former VAI facilities. We and VSEA are each obligated to indemnify VMS for one-third of these environmental investigation, monitoring, and/or remediation costs (after adjusting for any insurance proceeds and taxes).

For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further environmental-related activities or to estimate the future costs of such activities if undertaken. As of October 3, 2003, it was nonetheless estimated that our share of the future exposure for environmental-related costs for these sites and facilities ranged in the aggregate from $1.7 million to $4.8 million (without discounting to present value). The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 30 years as of October 3, 2003. No amount in the foregoing range of estimated future costs is believed to be more probable of being incurred than any other amount in such range, and we therefore had an accrual of $1.7 million as of October 3, 2003.

As to certain sites and facilities, sufficient knowledge has been gained to be able to better estimate the scope and certain costs of future environmental-related activities. As of October 3, 2003, it was estimated that our share of the future exposure for these environmental-related costs for these sites and facilities ranged in the aggregate from $5.9 million to $12.2 million (without discounting to present value). The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 27 years as of October 3, 2003. As to each of these sites and facilities, it was determined that a particular amount within the range of certain estimated costs was a better estimate of the future environmental-related cost than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. Together, these amounts totaled $7.3 million at October 3, 2003. We therefore had an accrual of $4.8 million as of October 3, 2003, which represents the best estimate of our share of these future environmental-related costs discounted at 4%, net of inflation. This accrual is in addition to the $1.7 million described in the preceding paragraph.

At October 3, 2003, our reserve for environmental-related costs, based upon future environmental-related costs estimated by us as of that date, was calculated as follows:

	Recurring Costs	Non- Recurring Costs	Total Anticipated Future Costs
(in millions)
Fiscal Year
2004	$0.2	$1.1	$1.3
2005	0.3	0.4	0.7
2006	0.3	0.1	0.4
2007	0.3	0.2	0.5
2008	0.3	0.2	0.5
Thereafter	4.7	0.9	5.6

Total costs	$6.1	$2.9	9.0

Less imputed interest			(2.5)

Reserve amount			6.5
Less current portion			(1.3)

Long-term (included in Other liabilities)			$5.2

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

An insurance company has agreed to pay a portion of certain of VAI’s (now VMS’) future environmental-related costs for which we have an indemnity obligation, and we therefore have a short-term receivable of $0.1 million in accounts receivable and a $1.2 million receivable in other assets as of October 3, 2003 for our share of such recovery. We have not reduced any environmental-related liability in anticipation of recoveries from third parties.

Management believes that our reserves for the foregoing and other environmental-related matters are adequate, but as the scope of our obligation becomes more clearly defined, these reserves may be modified, and related charges against or credits to earnings may be made. Although any ultimate liability arising from environmental-related matters could result in significant expenditures that, if aggregated and assumed to occur within a single fiscal year, would be material to our financial statements, the likelihood of such occurrence is considered remote. Based on information currently available and our best assessment of the ultimate amount and timing of environmental-related events, management believes that the costs of environmental-related matters are not reasonably likely to have a material adverse effect on our financial condition or results of operations.

Governmental Regulations.    Our businesses are subject to many governmental regulations in the U.S. and other countries, including with respect to protection of the environment, employee health and safety, labor matters, product safety, medical devices, import, export, competition, and sales to governmental entities. These regulations are complex and change frequently. We incur significant costs to comply with governmental regulations, and failure to comply could result in suspension of or restrictions on our operations, product recalls, fines, and other civil and criminal penalties, private party litigation, and damage to our reputation, which could have an adverse effect on our financial condition or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

The Company typically hedges its foreign currency exposures associated with certain assets and liabilities denominated in non-functional currencies and, from time to time, hedges certain forecasted foreign currency cash flows. The success of the Company’s hedging activities depends on its ability to forecast balance sheet exposures and transaction activity in various foreign currencies. To the extent that these forecasts are overstated or understated during periods of currency volatility, the Company could experience unanticipated currency gains or losses. However, the Company believes that in most cases gains or losses would be substantially offset by losses or gains from the related foreign exchange forward contracts. The Company therefore believes that the direct effect of an immediate 10% change in the exchange rate between the U.S. dollar and all other currencies is not reasonably likely to have a material adverse effect on the Company’s financial condition or results of operations. The Company’s foreign exchange forward contracts generally range from one to 12 months in original maturity.

At October 3, 2003, there were no outstanding forward contracts designated as cash flow hedges of forecasted sale transactions. During the fiscal year ended October 3, 2003, a loss of $0.1 million from cash flow hedge ineffectiveness was recognized and included in general and administrative expenses. A summary of all forward exchange contracts that were outstanding as of October 3, 2003 follows:

	Notional Value Sold	Notional Value Purchased
(in thousands)
Euro	$—	$41,195
Australian dollar	—	9,789
British pound	—	5,198
Swedish krona	—	4,089
Japanese yen	3,911	—
Canadian dollar	3,394	—

Total	$7,305	$60,271

Interest Rate Risk

The Company has no material exposure to market risk for changes in interest rates. The Company invests any excess cash primarily in short-term U.S. Treasury securities and money market funds, and changes in interest rates would not be material to the Company’s financial condition or results of operations. The Company primarily enters into debt obligations to support general corporate purposes, including working capital requirements, capital expenditures, and acquisitions. At October 3, 2003, the Company’s debt obligations had fixed interest rates.

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

Debt Obligations – Principal Amounts and Related Weighted-Average Interest Rates By Year of Maturity

	Fiscal Year
	2004	2005	2006	2007	2008	Thereafter	Total
(dollars in thousands)
Long-term debt (including current portion)	$2,811	$4,387	$4,386	$2,500	$6,250	$18,750	$39,084
Average interest rate	6.6%	4.1%	4.1%	7.2%	6.7%	6.7%	6.1%

Item 8. Financial Statements and Supplementary Data

The response to this Item is submitted as a separate section to this Report. See Item 15—Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of the Chief Executive Officer and the Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this Item with respect to the Company’s executive officers is incorporated herein by reference from the information contained in Item 1 of Part I of this Report under the caption Executive Officers. The information required by this Item with respect to the Company’s directors and nominees for directors is incorporated herein by reference from the information provided under the heading Proposal One—Election of Directors of the Company’s Proxy Statement. The information required by this Item with respect to the Company’s audit committee financial expert is incorporated herein by reference from the information provided under the heading Audit Committee Financial Expert of the Company’s Proxy Statement. The information required by Item 405 of Regulation S-K is incorporated herein by reference from the information provided under the heading Section 16(a) Beneficial Ownership Reporting Compliance of the Company’s Proxy Statement.

The Company has adopted a code of ethics that applies to its Chief Executive Officer, Chief Financial Officer, and Controller. This code of ethics, which is included in the Company’s Code of Business Conduct and Ethics that applies to officers, directors, and employees, is posted on the Company’s website. The Internet address for our main website is http://www.varianinc.com, and the Code of Business Conduct and Ethics may be found as follows:

1.	From our main Web page, click on “Investors.”

2.	Next, click on “Corporate Governance.”

3.	Finally, click on “Code of Business Conduct and Ethics.”

The Company intends to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Business Conduct and Ethics with respect to directors and executive officers by posting such information on its website, at the address and location specified above.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference from the information provided under the heading Executive Compensation Information of the Company’s Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference from the information provided under the headings Equity Compensation Plan Information and Stock Ownership of Certain Beneficial Owners of the Company’s Proxy Statement.

Item 13. Certain Relationships and Related Transactions

None.

Item 14. Principal Accountant Fees and Services

The information required by this Item with respect to the Company’s principal accountant is incorporated herein by reference from the information provided under the heading Independent Accountants of the Company’s Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	(1) Consolidated Financial Statements: (see Index on page F-1 of this Report)

•	Report of Independent Auditors

•	Consolidated Statement of Earnings for fiscal years 2003, 2002, and 2001

•	Consolidated Balance Sheet at fiscal year end 2003 and 2002

•	Consolidated Statement of Stockholders’ Equity for fiscal years 2003, 2002, and 2001

•	Consolidated Statement of Cash Flows for fiscal years 2003, 2002, and 2001

•	Notes to the Consolidated Financial Statements

(2)	Consolidated Financial Statement Schedule: (see Index on page F-1 of this Report)

The following Financial Statement Schedule of the Company and its subsidiaries for fiscal years 2003, 2002, and 2001 is filed as a part of this Report and should be read in conjunction with the Company’s Consolidated Financial Statements.

Schedule
II	Valuation and Qualifying Accounts.

All other required schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the Consolidated Financial Statements or the Notes thereto.

(3)	Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date	Exhibit Number(s)	Filed Herewith
2.1	Amended and Restated Distribution Agreement, dated as of January 14, 1999, among Varian Associates, Inc., Varian Semiconductor Equipment Associates, Inc. and Varian, Inc.	10-Q	April 2, 1999	2.1

3.1	Restated Certificate of Incorporation (as amended) of Varian, Inc.	10-Q	April 2, 1999	3.1, 3.2

3.2	By-Laws of Varian, Inc.	10-Q	April 2, 1999	3.3

4.1	Specimen Common Stock certificate.	10/A	March 8, 1999	4.1

4.2	Rights Agreement, dated as of February 18, 1999, between Varian, Inc. and First Chicago Trust Company of New York, as Rights Agent.	10/A	March 8, 1999	4.2

4.3	First Amendment to Rights Agreement, dated as of November 2, 2001, between Varian, Inc. and First Chicago Trust Company of New York.	8-A/A	November 21, 2001	2

10.1	Employee Benefits Allocation Agreement, dated as of April 2, 1999, among Varian Associates, Inc., Varian Semiconductor Equipment Associates, Inc. and Varian, Inc.	10-Q	April 2, 1999	10.1

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date	Exhibit Number(s)	Filed Herewith
10.2	Intellectual Property Agreement, dated as of April 2, 1999, among Varian Associates, Inc., Varian Semiconductor Equipment Associates, Inc. and Varian, Inc.	10-Q	April 2, 1999	10.2

10.3	Tax Sharing Agreement, dated as of April 2, 1999, among Varian Associates, Inc., Varian Semiconductor Equipment Associates, Inc. and Varian, Inc.	10-Q	April 2, 1999	10.3

10.4	Varian, Inc. Amended and Restated Note Purchase and Private Shelf Agreement and Assumption dated as of April 2, 1999.	10-Q	April 2, 1999	10.6

10.5*	Varian, Inc. Omnibus Stock Plan.	10	February 12, 1999	10.9

10.6*	First Amendment to Varian, Inc. Omnibus Stock Plan.	10-Q	December 28, 2001	10.19

10.7*	Varian, Inc. Management Incentive Plan.	10/A	February 12, 1999	10.10

10.8*	Amended and Restated Varian, Inc. Supplemental Retirement Plan.	10-Q	June 27, 2003	10.8

10.9*	Varian, Inc. Employee Stock Purchase Plan.	10-Q	March 31, 2000	10.1

10.10*	Form of Indemnity Agreement between Varian, Inc. and its Directors and Officers.	10/A	March 8, 1999	10.8

10.11*	Amended and Restated Change in Control Agreement, dated as of February 7, 2003, between Varian, Inc. and Allen J. Lauer.	10-Q	March 28, 2003	10.11

10.12*	Amended and Restated Change in Control Agreement, dated as of February 7, 2003, and Amendment to Amended and Restated Change in Control Agreement, dated as of May 7, 2003, between Varian, Inc. and G. Edward McClammy.	10-Q	March 28, 2003	10.12

10.13*	Amended and Restated Change in Control Agreement, dated as of February 7, 2003, between Varian, Inc. and Sergio Piras.	10-Q	March 28, 2003	10.13

10.14*	Amended and Restated Change in Control Agreement, dated as of February 7, 2003, between Varian, Inc. and C. Wilson Rudd.	10-Q	March 28, 2003	10.14

10.15*	Amended and Restated Change in Control Agreement, dated as of February 7, 2003, between Varian, Inc. and Arthur W. Homan.	10-Q	March 28, 2003	10.15

10.16*	Amended and Restated Change in Control Agreement, dated as of February 7, 2003, between Varian, Inc. and Garry W. Rogerson.	10-Q	March 28, 2003	10.16

10.17*	Amended and Restated Change in Control Agreement, dated as of February 7, 2003, between Varian, Inc. and Martin O’Donoghue.	10-Q	March 28, 2003	10.19

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date	Exhibit Number(s)	Filed Herewith
10.18*	Description of Compensatory Arrangements Between Registrant and Non-Employee Directors.	10-K	September 27, 2002	10.17

10.19*	Description of Certain Compensatory Arrangements Between Registrant and Executive Officers.	10-K	September 28, 2001	10.17

18.1	Preferability letter regarding inventory accounting principle change.	10-K	September 29, 2000	18.1

21	Subsidiaries of the Registrant.				X

23	Consent of Independent Accountants.				X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K.

The Company furnished a Current Report on Form 8-K on July 8, 2003 for its press release reporting preliminary results for the third quarter of its fiscal year 2003.

The Company furnished a Current Report on Form 8-K on July 23, 2003 for its press release reporting the results for the third quarter of its fiscal year 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VARIAN, INC. (Registrant)

Dated: December 8, 2003	By:	/s/ G. EDWARD MCCLAMMY
G. Edward McClammy Senior Vice President, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALLEN J. LAUER Allen J. Lauer	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	December 8, 2003

/s/ G. EDWARD MCCLAMMY G. Edward McClammy	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	December 8, 2003

/s/ FRANCO N. PALOMBA Franco N. Palomba	Vice President and Controller (Principal Accounting Officer)	December 8, 2003

/s/ RICHARD U. DE SCHUTTER Richard U. De Schutter	Director	December 8, 2003

/s/ CONRAD W. HEWITT Conrad W. Hewitt	Director	December 8, 2003

/s/ JOHN G. MCDONALD John G. McDonald	Director	December 8, 2003

/s/ WAYNE R. MOON Wayne R. Moon	Director	December 8, 2003

/s/ ELIZABETH E. TALLETT Elizabeth E. Tallett	Director	December 8, 2003

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date	Exhibit Number(s)	Filed Herewith
2.1	Amended and Restated Distribution Agreement, dated as of January 14, 1999, among Varian Associates, Inc., Varian Semiconductor Equipment Associates, Inc. and Varian, Inc.	10-Q	April 2, 1999	2.1

3.1	Restated Certificate of Incorporation (as amended) of Varian, Inc.	10-Q	April 2, 1999	3.1, 3.2

3.2	By-Laws of Varian, Inc.	10-Q	April 2, 1999	3.3

4.1	Specimen Common Stock certificate.	10/A	March 8, 1999	4.1

4.2	Rights Agreement, dated as of February 18, 1999, between Varian, Inc. and First Chicago Trust Company of New York, as Rights Agent.	10/A	March 8, 1999	4.2

4.3	First Amendment to Rights Agreement, dated as of November 2, 2001, between Varian, Inc. and First Chicago Trust Company of New York.	8-A/A	November 21, 2001	2

10.1	Employee Benefits Allocation Agreement, dated as of April 2, 1999, among Varian Associates, Inc., Varian Semiconductor Equipment Associates, Inc. and Varian, Inc.	10-Q	April 2, 1999	10.1

10.2	Intellectual Property Agreement, dated as of April 2, 1999, among Varian Associates, Inc., Varian Semiconductor Equipment Associates, Inc. and Varian, Inc.	10-Q	April 2, 1999	10.2

10.3	Tax Sharing Agreement, dated as of April 2, 1999, among Varian Associates, Inc., Varian Semiconductor Equipment Associates, Inc. and Varian, Inc.	10-Q	April 2, 1999	10.3

10.4	Varian, Inc. Amended and Restated Note Purchase and Private Shelf Agreement and Assumption dated as of April 2, 1999.	10-Q	April 2, 1999	10.6

10.5*	Varian, Inc. Omnibus Stock Plan.	10	February 12, 1999	10.9

10.6*	First Amendment to Varian, Inc. Omnibus Stock Plan.	10-Q	December 28, 2001	10.19

10.7*	Varian, Inc. Management Incentive Plan.	10/A	February 12, 1999	10.10

10.8*	Amended and Restated Varian, Inc. Supplemental Retirement Plan.	10-Q	June 27, 2003	10.8

10.9*	Varian, Inc. Employee Stock Purchase Plan.	10-Q	March 31, 2000	10.1

10.10*	Form of Indemnity Agreement between Varian, Inc. and its Directors and Officers.	10/A	March 8, 1999	10.8

10.11*	Amended and Restated Change in Control Agreement, dated as of February 7, 2003, between Varian, Inc. and Allen J. Lauer.	10-Q	March 28, 2003	10.11

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date	Exhibit Number(s)	Filed Herewith
10.12*	Amended and Restated Change in Control Agreement, dated as of February 7, 2003, and Amendment to Amended and Restated Change in Control Agreement, dated as of May 7, 2003, between Varian, Inc. and G. Edward McClammy.	10-Q	March 28, 2003	10.12

10.13*	Amended and Restated Change in Control Agreement, dated as of February 7, 2003, between Varian, Inc. and Sergio Piras.	10-Q	March 28, 2003	10.13

10.14*	Amended and Restated Change in Control Agreement, dated as of February 7, 2003, between Varian, Inc. and C. Wilson Rudd.	10-Q	March 28, 2003	10.14

10.15*	Amended and Restated Change in Control Agreement, dated as of February 7, 2003, between Varian, Inc. and Arthur W. Homan.	10-Q	March 28, 2003	10.15

10.16*	Amended and Restated Change in Control Agreement, dated as of February 7, 2003, between Varian, Inc. and Garry W. Rogerson.	10-Q	March 28, 2003	10.16

10.17*	Amended and Restated Change in Control Agreement, dated as of February 7, 2003, between Varian, Inc. and Martin O’Donoghue.	10-Q	March 28, 2003	10.19

10.18*	Description of Compensatory Arrangements Between Registrant and Non-Employee Directors.	10-K	September 27, 2002	10.17

10.19*	Description of Certain Compensatory Arrangements Between Registrant and Executive Officers.	10-K	September 28, 2001	10.17

18.1	Preferability letter regarding inventory accounting principle change.	10-K	September 29, 2000	18.1

21	Subsidiaries of the Registrant.				X

23	Consent of Independent Accountants.				X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

VARIAN, INC. AND SUBSIDIARY COMPANIES

ANNUAL REPORT ON FORM 10-K

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

The following Consolidated Financial Statements of the Registrant and its subsidiaries are required to be included in Item 8:

The following Consolidated Financial Statement Schedule of the Registrant and its subsidiaries for fiscal years 2003, 2002, and 2001 is filed as a part of this Report as required to be included in Item 15(a) and should be read in conjunction with the Consolidated Financial Statements of the Registrant and its subsidiaries:

Schedule		Page
II	Valuation and Qualifying Accounts	F-29

All other required schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the Consolidated Financial Statements or the Notes thereto.

VARIAN, INC. AND SUBSIDIARY COMPANIES

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Varian, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Varian, Inc. and its subsidiaries at October 3, 2003 and September 27, 2002, and the results of their operations and their cash flows for each of the three years in the period ended October 3, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP

San Jose, California

November 4, 2003

VARIAN, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF EARNINGS

(In thousands, except per share amounts)

	Fiscal Year
	2003	2002	2001
Sales	$847,739	$779,893	$749,201
Cost of sales	525,893	484,200	468,084

Gross profit	321,846	295,693	281,117

Operating expenses
Sales and marketing	144,089	132,304	130,568
Research and development	45,653	39,918	35,632
General and administrative	55,499	39,509	41,068
Purchased in-process research and development	—	890	—

Total operating expenses	245,241	212,621	207,268

Operating earnings	76,605	83,072	73,849
Interest expense, net	995	1,905	1,221

Earnings before income taxes and cumulative effect of change in accounting principle	75,610	81,167	72,628
Income tax expense	26,463	29,540	28,325

Earnings before cumulative effect of change in accounting principle	49,147	51,627	44,303
Cumulative effect of change in accounting principle, net of tax of $4,767	—	—	(7,455)

Net earnings	$49,147	$51,627	$36,848

Net earnings per share:
Basic
Before cumulative effect of change in accounting principle	$1.45	$1.54	$1.34
Cumulative effect of change in accounting principle, net of tax	—	—	(0.22)

After cumulative effect of change in accounting principle	$1.45	$1.54	$1.12

Diluted
Before cumulative effect of change in accounting principle	$1.40	$1.48	$1.29
Cumulative effect of change in accounting principle, net of tax	—	—	(0.22)

After cumulative effect of change in accounting principle	$1.40	$1.48	$1.07

Shares used in per share calculations:
Basic	33,929	33,578	33,013

Diluted	35,057	34,928	34,470

See accompanying Notes to the Consolidated Financial Statements.

VARIAN, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEET

(In thousands, except par value amounts)

	Fiscal Year End
	2003	2002
ASSETS

Current assets
Cash and cash equivalents	$135,791	$65,145
Accounts receivable, net	165,049	168,958
Inventories	125,649	116,252
Deferred taxes	26,464	30,644
Other current assets	17,788	16,084

Total current assets	470,741	397,083
Property, plant, and equipment, net	120,088	105,871
Goodwill	126,411	115,922
Intangible assets, net	16,762	12,153
Other assets	3,050	3,575

Total assets	$737,052	$634,604

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current portion of long-term debt	$2,811	$3,321
Accounts payable	61,209	52,086
Deferred profit	14,385	20,952
Accrued liabilities	141,938	122,819

Total current liabilities	220,343	199,178
Long-term debt	36,273	37,635
Deferred taxes	12,454	8,191
Other liabilities	10,413	9,879

Total liabilities	279,483	254,883

Commitments and contingencies (Notes 6, 9, 12, and 17)

Stockholders’ equity
Preferred stock—par value $0.01, authorized—1,000 shares; issued—none	—	—
Common stock—par value $0.01, authorized—99,000 shares; issued and outstanding—34,181 shares at October 3, 2003 and 33,951 shares at September 27, 2002	252,630	251,904
Retained earnings	193,566	144,419
Accumulated other comprehensive income (loss)	11,373	(16,602)

Total stockholders’ equity	457,569	379,721

Total liabilities and stockholders’ equity	$737,052	$634,604

See accompanying Notes to the Consolidated Financial Statements.

VARIAN, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance, fiscal year end 2000	32,834	$222,838	$55,944	$—	$(22,676)	$256,106
Issuance of common stock	390	5,466	—	—	—	5,466
Tax benefits from stock option exercises	—	8,356	—	—	—	8,356
Currency translation adjustment	—	—	—	—	(1,505)	(1,505)
Net earnings	—	—	36,848	—	—	36,848

Balance, fiscal year end 2001	33,224	236,660	92,792	—	(24,181)	305,271
Issuance of common stock	777	10,739	—	—	—	10,739
Tax benefits from stock option exercises	—	6,086	—	—	—	6,086
Repurchase of common stock	—	—	—	(1,581)	—	(1,581)
Retirement of treasury stock	(50)	(1,581)	—	1,581	—	—
Currency translation adjustment	—	—	—	—	7,810	7,810
Cash flow hedge fair value adjustments	—	—	—	—	(231)	(231)
Net earnings	—	—	51,627	—	—	51,627

Balance, fiscal year end 2002	33,951	251,904	144,419	—	(16,602)	379,721
Issuance of common stock	583	9,184	—	—	—	9,184
Tax benefits from stock option exercises	—	1,910	—	—	—	1,910
Repurchase of common stock	—	—	—	(10,368)	—	(10,368)
Retirement of treasury stock	(353)	(10,368)	—	10,368	—	—
Currency translation adjustment	—	—	—	—	27,744	27,744
Cash flow hedge fair value adjustments	—	—	—	—	231	231
Net earnings	—	—	49,147	—	—	49,147

Balance, fiscal year end 2003	34,181	$252,630	$193,566	$—	$11,373	$457,569

See accompanying Notes to the Consolidated Financial Statements.

VARIAN, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Fiscal Year
	2003	2002	2001
Cash flows from operating activities
Net earnings	$49,147	$51,627	$36,848
Adjustments to reconcile net earnings to net cash provided by operating activities
Cumulative effect of change in accounting principle, net of tax	—	—	7,455
Depreciation and amortization	24,082	21,331	21,503
(Gain) loss on disposition of property, plant, and equipment	(93)	307	238
Purchased in-process research and development	—	890	—
Tax benefit from stock option exercises	1,910	6,086	8,356
Deferred taxes	8,735	(1,554)	(4,360)
Changes in assets and liabilities, excluding effects of acquisitions
Accounts receivable, net	17,628	(2,783)	15,205
Inventories	1,332	8,190	(9,072)
Other current assets	6,595	(2,594)	(1,520)
Other assets	677	1,517	662
Accounts payable	5,351	869	(10,842)
Deferred profit	(6,715)	(752)	9,483
Accrued liabilities	12,630	(2,540)	(8,514)
Other liabilities	318	(25)	(1,447)

Net cash provided by operating activities	121,597	80,569	63,995

Cash flows from investing activities
Proceeds from sale of property, plant, and equipment	588	463	823
Purchase of property, plant, and equipment	(26,656)	(21,598)	(27,620)
Purchase of businesses, net of cash acquired	(25,013)	(55,438)	(16,061)

Net cash used in investing activities	(51,081)	(76,573)	(42,858)

Cash flows from financing activities
Net repayment of debt	(2,707)	(6,019)	(4,672)
Repurchase of common stock	(10,368)	(1,581)	—
Issuance of common stock	9,184	10,739	5,466
Net transfers to Varian Medical Systems, Inc.	(901)	(2,882)	(1,137)

Net cash (used in) provided by financing activities	(4,792)	257	(343)

Effects of exchange rate changes on cash and cash equivalents	4,922	1,013	(623)

Net increase in cash and cash equivalents	70,646	5,266	20,171
Cash and cash equivalents at beginning of period	65,145	59,879	39,708

Cash and cash equivalents at end of period	$135,791	$65,145	$59,879

Supplemental cash flow information
Income taxes paid, net of refunds received	$14,717	$27,915	$28,061

Interest paid	$2,485	$2,857	$3,318

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

Note 2. Summary of Significant Accounting Policies

Fiscal year. The Company’s fiscal years reported are the 52- or 53-week periods which ended on the Friday nearest September 30. Fiscal year 2003 comprised the 53-week period ended on October 3, 2003. Fiscal year 2002 comprised the 52-week period ended on September 27, 2002. Fiscal year 2001 comprised the 52-week period ended on September 28, 2001.

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

Revenue Recognition. During fiscal year 2001, the Company adopted the provisions of Securities and Exchange Commission (the “SEC”) Staff Accounting Bulletin No. (“SAB”) 101, Revenue Recognition in Financial Statements. The SEC staff addressed several issues in SAB 101, including the timing of revenue recognition for sales that involve contractual customer acceptance provisions and installation. In accordance with SAB 101, the Company recorded a non-cash charge of $7.5 million (after reduction for income taxes of $4.7 million), or $0.22 per share, to reflect the cumulative effect of the accounting change as of the beginning of fiscal year 2001.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company derives revenues from three primary sources—system sales, parts sales, and service contracts. For system sales and parts sales, revenue is recognized when persuasive evidence of an arrangement exists, the contract price is fixed or determinable, the product has been delivered, title and risk of loss have passed to the customer, and collection of the resulting receivable is reasonably assured. System sales that do not involve unique customer acceptance terms or new specifications or technology with customer acceptance provisions, and that involve installation services are accounted for as multiple-element arrangements, where the larger of the contractual billing hold back or the fair value of the installation service is deferred when the product is delivered and subsequently recognized when the installation is complete. In all cases, the fair value of undelivered elements, such as accessories ordered by customers, is deferred until the related items are delivered to the customer. For certain other system sales that do involve unique customer acceptance terms or new specifications or technology with customer acceptance provisions, all revenue is generally deferred until customer acceptance. Deferred revenue from such system sales is presented, net of related deferred cost of sales, as deferred profit in the accompanying Consolidated Balance Sheet.

Revenue related to service contracts is recognized ratably over the duration of the contracts. Unearned maintenance and service contract revenue is included in accrued liabilities. Service revenues were less than 10% of revenues in all periods presented.

The Company’s products are generally subject to warranties and the Company provides for the estimated future costs of repair or replacement in cost of sales at the time the related sale is recognized.

Foreign Currency Translation. The Company uses the local currency as the functional currency in each country in which it operates. The functional currencies of the Company’s operations are primarily the U.S. dollar and, to a lesser extent, the Euro, Australian dollar, Japanese yen, and various other currencies. Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at exchange rates at the end of the fiscal year and income and expense items are translated at rates of exchange prevailing during the year. Translation gains and losses are included in the cumulative translation adjustment component of accumulated other comprehensive income (loss). Gains (losses) arising from transactions denominated in currencies other than a subsidiary’s functional currency are reflected in general and administrative expenses, and amounted to approximately $(0.8) million during fiscal year 2003, $0.2 million during fiscal year 2002, and $(0.5) million during fiscal year 2001.

Concentration of Credit Risk. Financial instruments that potentially subject the Company to concentrations of credit risk include cash equivalents, trade accounts receivable, notes receivable, and foreign exchange forward contracts. The Company invests primarily in short-term U.S. Treasury securities and diversified money market accounts. The Company sells its products and extends trade credit to a large number of customers, who are dispersed across many different industries and geographies. The Company performs ongoing credit evaluations of these customers and generally does not require collateral from them. Trade accounts receivable include allowances for doubtful accounts as of fiscal year end 2003 and 2002 of $2.0 million and $2.3 million, respectively. The Company seeks to minimize credit risk relating to foreign exchange forward contracts by limiting its counter-parties to major financial institutions. No single customer represented 10% or more of the Company’s total sales or trade accounts receivable in fiscal year 2003, 2002, and 2001.

Cash and Cash Equivalents. The Company considers currency on hand, demand deposits, money market accounts, and all highly liquid debt securities with an original maturity of three months or less to be cash and cash equivalents. The cost basis of cash and cash equivalents approximates fair value due to the short period of time to maturity.

Inventories. Inventories are stated at the lower of cost or market, with cost being computed on an average-cost basis. Provisions are made for potentially excess or slow-moving inventories.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property, Plant, and Equipment. Property, plant, and equipment are stated at cost. Major improvements are capitalized, while maintenance and repairs are expensed currently. Plant and equipment are depreciated over their estimated useful lives using the straight-line method for financial reporting purposes and accelerated methods for tax purposes. Machinery and equipment lives vary from three to 10 years, and buildings are depreciated over 20 to 40 years. Purchased software is depreciated over five to 10 years. Leasehold improvements are depreciated using the straight-line method over their estimated useful lives or the remaining term of the lease, whichever is less. Depreciation expense totaled $21.4 million, $19.8 million, and $17.8 million in fiscal years 2003, 2002, and 2001, respectively. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation are removed from the accounts.

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

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation. The Company has adopted the pro forma disclosure provisions of FAS 123, Accounting for Stock-Based Compensation, as amended by FAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Accordingly, the Company applies the intrinsic value method as prescribed by Accounting Principles Board Opinion No. (“APB”) 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its employee stock compensation plans. If the Company had elected to recognize compensation cost based on the fair value of the options granted under its Omnibus Stock Plan and shares issued under its Employee Stock Purchase Plan as prescribed by FAS 123, net earnings and net earnings per share would have been reduced to the pro forma amounts shown below:

	Fiscal Year
	2003	2002	2001 (1)
(in thousands, except per share amounts)
Net earnings:
As reported	$49,147	$51,627	$44,303
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(7,098)	(6,947)	(5,434)

Pro forma	$42,049	$44,680	$38,869

Net earnings per share:
Basic – as reported	$1.45	$1.54	$1.34

Basic – pro forma	$1.24	$1.33	$1.18

Diluted – as reported	$1.40	$1.48	$1.29

Diluted – pro forma	$1.20	$1.28	$1.13

(1)	Excludes cumulative effect of a change in accounting principle, which reduced net earnings by $7,455 and net earnings per basic and diluted share by $0.22 and $0.22, respectively, during fiscal year 2001.

The presentation of pro forma net earnings and net earnings per share does not include the effects of options granted prior to April 2, 1999 and, accordingly, is not necessarily representative of future pro forma calculations.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Omnibus Stock Plan			Employee Stock Purchase Plan
	Fiscal Year			Fiscal Year
	2003	2002	2001	2003	2002	2001
Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	2.9%	2.9%	4.1%	1.6%	1.6%	2.2%
Expected volatility	40%	50%	50%	40%	50%	50%
Expected life (in years)	5.7	5.7	5.7	0.5	0.5	0.5

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

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted-average estimated fair value of employee stock options granted was $13.15 per share for fiscal year 2003, $13.30 per share for fiscal year 2002, and $17.56 per share for fiscal year 2001. The weighted-average estimated fair value of shares sold under the employee stock purchase plan was $7.66 for fiscal year 2003, $7.17 for fiscal year 2002, and $7.15 for fiscal year 2001.

Comprehensive Income. A summary of the components of the Company’s comprehensive income follows:

	Fiscal Year
	2003	2002	2001
(in thousands)
Net earnings	$49,147	$51,627	$36,848
Other comprehensive income (loss):
Currency translation adjustment	27,744	7,810	(1,505)
Cash flow hedge fair value adjustments	231	(231)	—

Total other comprehensive income (loss)	27,975	7,579	(1,505)

Total comprehensive income	$77,122	$59,206	$35,343

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

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In November 2002, the FASB’s Emerging Issues Task Force finalized EITF 00-21, Revenue Arrangements with Multiple Deliverables. EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF 00-21 also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. However, it does not address when the criteria for revenue recognition are met or provide guidance on the appropriate revenue recognition convention for a given unit of accounting. EITF 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, and early application is permitted. Upon adoption, entities may elect to either apply EITF 00-21 prospectively or report the change in accounting as a cumulative-effect adjustment. The Company adopted the initial recognition and measurement provisions of EITF 00-21 prospectively in the fourth quarter of fiscal year 2003. This adoption did not have a significant impact on the Company’s financial condition or results of operations.

In December 2002, the FASB issued FAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FAS 123. FAS 148 provides additional transition guidance for those entities that elect to voluntarily adopt the accounting provisions of FAS 123, Accounting for Stock-Based Compensation. Since the Company has decided to continue to apply the intrinsic value method of accounting for stock-based compensation, the adoption of FAS 148 in the second quarter of fiscal year 2003 did not have an impact on its financial condition or results of operations. However, the Company began making the additional disclosures required by FAS 148 at that time.

Note 3. Balance Sheet Detail

	Fiscal Year End
	2003	2002
(in thousands)
Inventories
Raw materials and parts	$62,809	$61,098
Work in process	12,539	12,570
Finished goods	50,301	42,584

	$125,649	$116,252

Property, plant, and equipment
Land and land improvements	$8,258	$8,172
Buildings	91,920	80,380
Machinery and equipment	173,160	152,882
Construction in progress	10,119	2,533

	283,457	243,967
Accumulated depreciation	(163,369)	(138,096)

	$120,088	$105,871

Accrued liabilities
Payroll and employee benefits	$34,697	$32,986
Income taxes	9,490	9,157
Deferred service revenue	22,245	19,049
Contract advances	28,189	19,430
Other	47,317	42,197

	$141,938	$122,819

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4. Forward Exchange Contracts

The Company enters into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations on assets and liabilities denominated in currencies other than the local functional currencies. These contracts are not designated as “hedges” and do not qualify for hedge accounting under FAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The Company records these contracts at fair value with the related gains and losses recorded in general and administrative expenses. The Company estimates the fair values of all its forward contracts based on changes in forward rates. The gains and losses on these contracts are substantially offset by transaction losses and gains on the underlying balances being hedged.

From time to time, the Company also enters into foreign exchange forward contracts to minimize the impact of foreign currency fluctuations on forecasted transactions. These contracts are designated as cash flow hedges under FAS 133. For such hedging transactions, the Company formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives are highly effective in offsetting changes in the cash flows of the hedged items. Effectiveness is calculated by comparing the cumulative change in the fair value of the underlying transaction being hedged to the cumulative change in the fair value of the derivative based on changes in forward rates. If a derivative qualifies as a cash flow hedge, changes in the fair value of the derivative, to the extent effective, are recorded in accumulated other comprehensive income (loss) in stockholders’ equity. The Company could experience ineffectiveness on any specific hedge transaction if the underlying transaction (or some portion thereof) is cancelled or if the underlying transaction’s delivery date is rescheduled. Any gains or losses resulting from ineffectiveness are included in general and administrative expenses when incurred. For highly effective cash flow hedges of forecasted sale transactions, the effective portion of gains and losses are deferred in accumulated other comprehensive income (loss) and are then recorded to sales in the period in which the underlying sale transaction is recorded. At October 3, 2003, there were no outstanding forward contracts designated as cash flow hedges of forecasted sale transactions. During the year ended October 3, 2003, a loss of $0.1 million from hedge ineffectiveness was recognized and included in general and administrative expenses.

The Company’s foreign exchange forward contracts generally range from one to 12 months in original maturity. A summary of all foreign exchange forward contracts that were outstanding as of October 3, 2003 follows:

	Notional Value Sold	Notional Value Purchased
(in thousands)
Euro	$—	$41,195
Australian dollar	—	9,789
British pound	—	5,198
Swedish krona	—	4,089
Japanese yen	3,911	—
Canadian dollar	3,394	—

Total	$7,305	$60,271

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5. Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for each of the Company’s reporting segments in fiscal year 2003 follow:

	Scientific Instruments	Vacuum Technologies	Electronics Manufacturing	Total
(in thousands)
Balance as of September 27, 2002	$112,854	$966	$2,102	$115,922
Fiscal year 2003 acquisitions (Note 6)	9,529	—	—	9,529
Other adjustments	960	—	—	960

Balance as of October 3, 2003	$123,343	$966	$2,102	$126,411

The Company performs an annual goodwill impairment assessment in the second quarter of each fiscal year. In the fiscal quarters ended March 28, 2003 and March 29, 2002, the Company completed its annual impairment tests as required by FAS 142 and determined that there was no impairment of goodwill.

The following intangible assets have been recorded and are being amortized by the Company:

	Fiscal Year End
	2003	2002
(in thousands)
Intangible assets
Existing technology	$6,972	$6,972
Patents and core technology	4,572	3,072
Trade names and trademarks	2,176	1,476
Customer lists	5,905	1,105
Other	2,023	1,733

	21,648	14,358
Accumulated amortization	(4,886)	(2,205)

	$16,762	$12,153

Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from two to 20 years. Actual aggregate amortization expense relating to intangible assets recorded in the three most recent fiscal years as well as estimated amortization expense for the next five fiscal years follow:

(in thousands)
Actual amortization expense
Fiscal year 2001	$432
Fiscal year 2002	$1,561
Fiscal year 2003	$2,641

Estimated amortization expense
Fiscal year 2004	$2,791
Fiscal year 2005	$2,750
Fiscal year 2006	$2,400
Fiscal year 2007	$2,321
Fiscal year 2008	$2,317

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reflects pro forma consolidated results adjusted as though the adoption of FAS 142 occurred as of the beginning of fiscal year 2001:

	Fiscal Year
	2003	2002	2001 (1)
(in thousands, except per share amounts)
Net earnings
As previously reported	$49,147	$51,627	$44,303
Add back: Goodwill amortization, net of tax	—	—	2,608

As adjusted	$49,147	$51,627	$46,911

Net earnings per share—basic
As previously reported	$1.45	$1.54	$1.34
Add back: Goodwill amortization, net of tax	—	—	0.08

As adjusted	$1.45	$1.54	$1.42

Net earnings per share—diluted
As previously reported	$1.40	$1.48	$1.29
Add back: Goodwill amortization, net of tax	—	—	0.07

As adjusted	$1.40	$1.48	$1.36

(1)	Excludes cumulative effect of a change in accounting principle, which reduced net earnings by $7,455 and net earnings per basic and diluted share by $0.22 and $0.22, respectively, during fiscal year 2001.

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

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company acquired ANSYS for total consideration of $46.2 million, including $45.6 million in cash and assumed net debt and direct acquisition costs of $0.6 million. The total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed as follows:

Amount Allocated
(in millions)
Current assets	$6.0
Property, plant, and equipment	11.1
Other assets	0.2
Goodwill	24.1
Existing technology and other identified intangible assets	7.8

Total assets acquired	49.2
Liabilities assumed	(3.9)

Net assets acquired	45.3
Purchased in-process research and development	0.9

Total consideration	$46.2

The amounts allocated to existing technology and other identified intangible assets have a weighted-average useful life of approximately 9.5 years. These intangible assets are being amortized using the straight-line method over their respective estimated useful lives. The amount allocated to purchased in-process research and development relates to several new consumable products that were in the research and development phase at the time of the acquisition. The percentage of completion for these products ranged from 49% to 73%. An external appraisal was performed which used the income approach, the royalty savings approach, and the cost approach to determine the fair value of ANSYS’ significant identifiable intangible assets, including the portion of the purchase price attributed to in-process research and development. Risk-adjusted discount rates ranging from 15% to 29% were applied to cash flow projections to determine the present value of the different intangible assets including the in-process research and development.

Other Acquisitions. During fiscal year 2003, the Company paid $0.4 million for one other acquisition, which related to its Electronics Manufacturing segment. This acquisition did not have a material affect on the Company’s financial condition or results of operations.

During fiscal year 2002, the Company made three other acquisitions having an aggregate purchase price of $11.2 million in cash, including contingent payments made after those acquisitions were completed. These acquisitions primarily related to the Company’s Scientific Instruments segment.

During fiscal year 2001, the Company made three acquisitions having an aggregate purchase price of $19.2 million in cash and assumed debt, including contingent payments made after those acquisitions were completed. Two of these acquisitions became part of the Company’s Scientific Instruments segment, while the other became part of the Company’s Electronics Manufacturing segment.

All of the above acquisitions were accounted for using the purchase method of accounting. Accordingly, the Company’s Consolidated Statement of Earnings for fiscal years 2003, 2002, and 2001 include the results of operations of the acquired companies since the effective dates of their respective

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

purchases. There were no significant differences between the accounting policies of the Company and any of the acquired companies. Pro forma sales, earnings from operations, net earnings, and net earnings per share have not been presented because the effects of these acquisitions were not material on either an individual or an aggregated basis.

In connection with an acquisition completed during fiscal year 2003, the Company has accrued but not yet paid a portion of the purchase price amount which has been retained to secure the seller’s indemnification obligations. This retained amount, which is due to be paid during fiscal year 2004 (net of any indemnification claims), totaled approximately $0.1 million at October 3, 2003. In addition to this retained payment, the Company is, from time to time, obligated to pay additional cash purchase price amounts in the event that contingent financial or operational milestones are met by the acquired businesses. As of October 3, 2003, up to a maximum of $10.6 million could be payable through fiscal year 2006 under these contingent consideration arrangements. Any contingent payments made will be recorded as additional goodwill at the time they are earned.

Note 7. Net Earnings Per Share

Basic earnings per share are calculated based on net earnings and the weighted-average number of shares outstanding during the reported period. Diluted earnings per share include dilution from potential shares of common stock issuable pursuant to the exercise of outstanding stock options determined using the treasury stock method.

For fiscal years 2003, 2002, and 2001, options to purchase 1,106,000, 665,000, and 573,000 shares, respectively, were excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive.

A reconciliation of weighted-average basic shares outstanding to weighted-average diluted shares outstanding follows:

	Fiscal Year
	2003	2002	2001
(in thousands)
Weighted-average basic shares outstanding	33,929	33,578	33,013
Net effect of dilutive stock options	1,128	1,350	1,457

Weighted-average diluted shares outstanding	35,057	34,928	34,470

Note 8. Debt and Credit Facilities

Credit facilities. During fiscal year 2002, the Company established a three-year unsecured revolving bank credit facility in the amount of $50.0 million for working capital purposes. No amounts were outstanding under this credit facility as of October 3, 2003. Borrowings under this credit facility bear interest at rates of LIBOR plus 1.25% to 2.0% depending on certain financial ratios of the Company at the time of borrowing. This credit facility contains certain customary covenants that limit future borrowings of the Company and require the maintenance by the Company of certain levels of financial performance. The Company was in compliance with all such covenants and requirements at October 3, 2003.

During fiscal year 2003, the Company established a short-term bank credit facility in Japan in the amount of 300 million yen (approximately $2.7 million at October 3, 2003). The credit facility is available to the Company’s wholly owned Japanese subsidiary for working capital purposes. As of October 3, 2003, no amounts were outstanding under this credit facility, and 300 million yen was available for future borrowing. This credit facility contains certain covenants that limit future borrowings of the Company from this facility, with which the Company was in compliance at October 3, 2003.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition to these bank credit facilities, as of October 3, 2003, the Company and its subsidiaries had a total of $68.4 million in other uncommitted and unsecured credit facilities for working capital purposes with interest rates to be established at the time of borrowing. No borrowings were outstanding under these credit facilities as of October 3, 2003. All of these credit facilities contain certain conditions and events of default customary for such facilities, with which the Company was in compliance at October 3, 2003. Of the $68.4 million in uncommitted and unsecured credit facilities, a total of $38.9 million was limited for use by, or in favor, of certain subsidiaries. As of October 3, 2003, a total of $23.8 million of the $38.9 million was being utilized in the form of bank guarantees or short-term standby letters of credit. These guarantees and letters of credit related primarily to advance payments or deposits made to the Company’s subsidiaries by customers for which separate liabilities were recorded in the Consolidated Financial Statements at October 3, 2003. No amounts had been drawn by beneficiaries under these or any other outstanding guarantees or letters of credit as of that date.

Long-term debt. As of October 3, 2003, the Company had $35.0 million in term loans outstanding compared to $37.5 million at September 27, 2002. As of both October 3, 2003 and September 27, 2002, fixed interest rates on the term loans ranged from 6.7% to 7.2%. The weighted-average interest rate on the term loans was 6.8% at October 3, 2003 and 6.9% at September 27, 2002. The term loans contain certain covenants that limit future borrowings and the payment of cash dividends and require the maintenance of certain levels of working capital and operating results. The Company was in compliance with all restrictive covenants of the term loan agreements at October 3, 2003. The Company also had other long-term notes payable of $4.1 million as of October 3, 2003 with a weighted-average interest rate of 0.1% and $3.5 million as of September 27, 2002 with a weighted-average interest rate of 0.9%.

Future principal payments on long-term debt outstanding on October 3, 2003 will be $2.8 million, $4.4 million, $4.4 million, $2.5 million, $6.2 million, and $18.8 million during fiscal years 2004, 2005, 2006, 2007, 2008, and thereafter, respectively.

Note 9. Warranty and Indemnification Obligations

Product warranties. The Company’s products are generally subject to warranties. Liabilities for the estimated future costs of repair or replacement are established and charged to cost of sales at the time the related sale is recognized. The amount of liability to be recorded is based on management’s best estimates of future warranty costs after considering historical and projected product failure rates and product repair costs. Changes in the Company’s estimated liability for product warranty during fiscal year 2003 follow:

(in thousands)
Balance as of September 27, 2002	$9,029
Charges to costs and expenses	6,813
Warranty expenditures	(5,581)

Balance as of October 3, 2003	$10,261

Indemnification obligations. In November 2002, the FASB issued FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires a guarantor to recognize a liability for and/or disclose obligations it has undertaken in relation to the issuance of the guarantee. In June 2003, the FASB issued guidance clarifying certain provisions within FIN 45. Under this guidance, arrangements involving indemnification clauses are subject to the disclosure requirements of FIN 45 only.

The Company has given multiple indemnities to VMS (formerly VAI) and VSEA in connection with the IB as conducted by VAI prior to the Distribution. These indemnifications cover a variety of aspects of the Company’s business, including, but not limited to, employee, tax, intellectual property, litigation, and environmental matters. The agreements containing these indemnifications are disclosed as exhibits to the

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s Form 10-K (see Exhibits 2.1, 10.1, 10.2, and 10.3 of this document). The estimated fair value of these indemnifications is not considered to be material.

The Company’s By-Laws require it to indemnify its officers and directors, as well as those who act as directors and officers of other entities, against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceedings arising out of their services to the Company. In addition, the Company has entered into separate indemnification agreements with each director and officer that provide for indemnification of these directors and officers under certain circumstances. The indemnification obligations are more fully described in the By-Laws and the indemnification agreements (see Exhibits 3.2 and 10.10 of this document). The Company purchases insurance to cover claims or a portion of any claims made against its directors and officers. Since a maximum obligation is not explicitly stated in the Company’s By-Laws or indemnification agreements and will depend on the facts and circumstances that arise out of any future claims, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not made payments related to these indemnifications and the estimated fair value of these indemnifications is not considered to be material.

As is customary in the Company’s industry and as provided for in local law in the U.S. and other jurisdictions, many of the Company’s standard contracts provide remedies to customers and other third parties with whom the Company enters into contracts, such as defense, settlement, or payment of judgment for intellectual property claims related to the use of its products. From time to time, the Company indemnifies customers, as well as suppliers, contractors, lessors, lessees, and others with whom it enters into contracts, against combinations of loss, expense, or liability arising from various triggering events related to the sale and the use of the Company’s products and services, the use of their goods and services, the use of facilities and state of Company-owned facilities, and other matters covered by such contracts, usually up to a specified maximum amount. In addition, from time to time, the Company sometimes also provides protection to these parties against claims related to undiscovered liabilities, additional product liability, or environmental obligations. To date, claims made under such indemnifications have been insignificant and the estimated fair value of these indemnifications is not considered to be material.

Note 10. Stock Option and Purchase Plans

Effective April 2, 1999, the Company adopted the Omnibus Stock Plan (the “Plan”) under which shares of common stock can be issued to officers, directors, consultants, and key employees. The maximum number of shares of the Company’s common stock available for awards under the Plan was initially 4,200,000 plus 4,512,000 shares granted in substitution for other options in connection with the Distribution. On February 7, 2002, the Company’s stockholders approved an amendment of the Plan to increase by 1,000,000 the number of shares of common stock reserved for issuance under the Plan.

The Plan is administered by the Compensation Committee of the Company’s Board of Directors. The exercise price for stock options granted under the Plan may not be less than 100% of the fair market value at the date of the grant. Options granted are exercisable at the times and on the terms established by the Compensation Committee, but not later than 10 years after the date of grant. Options granted generally become exercisable in cumulative installments of one-third each year commencing one year following the date of grant.

At October 3, 2003, options with respect to 1,316,000 shares were available for grant under the Plan.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Option Activity Under the Plan

	Fiscal Year
	2003		2002		2001
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
(shares in thousands)
Outstanding at beginning of fiscal year	4,358	$18.64	4,329	$16.59	4,070	$13.51
Granted	520	$31.36	684	$26.89	625	$34.46
Exercised	(422)	$12.70	(617)	$11.90	(284)	$10.61
Cancelled or expired	(27)	$27.18	(38)	$31.77	(82)	$20.67

Outstanding at end of fiscal year	4,429	$20.65	4,358	$18.64	4,329	$16.59

Shares exercisable at end of fiscal year	3,334	$17.57	3,122	$14.73	2,838	$12.80

Outstanding and Exercisable Options at October 3, 2003

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
	(in thousands)	(in years)		(in thousands)
$ 8.25–$11.77	1,296	5.0	$9.83	1,296	$9.83
$11.84–$22.06	1,284	4.6	$16.69	1,284	$16.69
$22.38–$31.66	1,143	8.5	$28.22	266	$25.98
$32.21–$54.94	706	7.3	$35.42	488	$35.84

Total	4,429	6.2	$20.65	3,334	$17.57

Employee Stock Purchase Plan

During fiscal year 2000, the Company’s Board of Directors approved an Employee Stock Purchase Plan (the “ESPP”) for which the Company set aside 1,200,000 shares of common stock for issuance. In February 2003, the Company’s stockholders approved the ESPP.

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

During fiscal years 2003, 2002, and 2001, employees purchased 161,000 shares for $3.8 million, 160,000 shares for $3.4 million, and 106,000 shares for $2.5 million, respectively. As of October 3, 2003, a total of 734,000 shares remained available for issuance under the ESPP.

Note 11. Stock Repurchase Programs

During fiscal year 2000, the Company’s Board of Directors authorized the Company to repurchase up to 1,000,000 shares of its common stock until September 28, 2001. During fiscal year 2000, the Company repurchased and retired 273,000 shares for an aggregate cost of $9.7 million. No shares were repurchased during fiscal year 2001.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During fiscal year 2002, the Company’s Board of Directors provided a new authorization for the Company to repurchase up to 1,000,000 shares of its common stock until October 1, 2004. During fiscal year 2003, the Company repurchased and retired 353,000 shares for an aggregate cost of $10.4 million. During fiscal year 2002, the Company repurchased and retired 50,000 shares for an aggregate cost of $1.6 million. As of October 3, 2003, the Company had remaining authorization for future repurchases of 597,000 shares.

Note 12. Contingencies

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

As described in Note 1, the Company and VSEA are each obligated (pursuant to the terms of the Distribution) to indemnify VMS for one-third of certain costs (after adjusting for any insurance proceeds and tax benefits recognized or realized by VMS for such costs) relating to environmental matters. In that regard, VMS has been named by the U.S. Environmental Protection Agency or third parties as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, at nine sites where VAI is alleged to have shipped manufacturing waste for recycling, treatment, or disposal. In addition, VMS is overseeing and, as applicable, reimbursing third parties for environmental investigation, monitoring, and/or remediation activities under the direction of, or in consultation with, foreign, federal, state, and/or local agencies at certain current VMS or former VAI facilities. The Company and VSEA are each obligated to indemnify VMS for one-third of these environmental investigation, monitoring, and/or remediation costs (after adjusting for any insurance proceeds and taxes).

For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further environmental-related activities or to estimate the future costs of such activities if undertaken. As of October 3, 2003, it was nonetheless estimated that the Company’s share of the future exposure for environmental-related costs for these sites and facilities ranged in the aggregate from $1.7 million to $4.8 million (without discounting to present value). The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 30 years as of October 3, 2003. No amount in the foregoing range of estimated future costs is believed to be more probable of being incurred than any other amount in such range, and the Company therefore had an accrual of $1.7 million as of October 3, 2003.

As to certain sites and facilities, sufficient knowledge has been gained to be able to better estimate the scope and certain costs of future environmental-related activities. As of October 3, 2003, it was estimated that the Company’s share of the future exposure for these environmental-related costs for these sites and facilities ranged in the aggregate from $5.9 million to $12.2 million (without discounting to present value). The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 27 years as of October 3, 2003. As to each of these sites and facilities, it was determined that a particular amount within the range of certain estimated costs was a better estimate of the future environmental-related cost than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. Together, these amounts totaled $7.3 million at October 3, 2003. The Company therefore had an accrual of $4.8 million as of October 3, 2003, which represents the best estimate of its share of these future environmental-related costs discounted at 4%, net of inflation. This accrual is in addition to the $1.7 million described in the preceding paragraph.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At October 3, 2003, the Company’s reserve for environmental-related costs, based upon future environmental-related costs estimated by the Company as of that date, was calculated as follows:

	Recurring Costs	Non- Recurring Costs	Total Anticipated Future Costs
(in millions)
Fiscal Year
2004	$0.2	$1.1	$1.3
2005	0.3	0.4	0.7
2006	0.3	0.1	0.4
2007	0.3	0.2	0.5
2008	0.3	0.2	0.5
Thereafter	4.7	0.9	5.6

Total costs	$6.1	$2.9	9.0

Less imputed interest			(2.5)

Reserve amount			6.5
Less current portion			(1.3)

Long-term (included in Other liabilities)			$5.2

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

An insurance company has agreed to pay a portion of certain of VAI’s (now VMS’) future environmental-related costs for which the Company has an indemnity obligation, and the Company therefore has a short-term receivable of $0.1 million in accounts receivable and a $1.2 million receivable in Other assets as of October 3, 2003 for the Company’s share of such recovery. The Company has not reduced any environmental-related liability in anticipation of recoveries from third parties.

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

Legal proceedings. During the fourth quarter of fiscal year 2003, the Company settled a patent infringement lawsuit brought by Unaxis Balzers Aktiengesellschaft Liechtenstein (“Unaxis”), in which Unaxis sought infringement damages for the period beginning when the Company’s alleged infringing product (a Vacuum Technologies leak detection system) was introduced in 1997 until the patent expired in 2001. In exchange for a $1.1 million cash payment, Unaxis agreed to dismiss all pending claims against the Company and released the Company from any future claims relating to this matter.

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

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13. Retirement Plans

Certain employees of the Company in the United States are eligible to participate in the Company’s sponsored, defined contribution retirement plan. For employee contributions made after certain minimum employment conditions have been met, the Company is obligated to match the participant’s contribution up to 6% of their eligible compensation. Participants are entitled, upon termination or retirement, to receive their account balances, which are held by a third party trustee. The Company has no defined benefit plans in the U.S. In addition to the U.S. retirement plan, a number of the Company’s foreign subsidiaries have retirement plans for regular full-time employees. Several of these plans are defined benefit plans. Total pension expense for all retirement plans amounted to $9.1 million, $7.1 million, and $8.7 million for fiscal years 2003, 2002, and 2001, respectively.

Net periodic pension cost for defined benefit pension plans is determined in accordance with FAS 87, Employers’ Accounting for Pensions, and is made up of several components that reflect different aspects of the Company’s pension-related financial arrangements and the cost of benefits earned by participating employees. These components are determined using certain actuarial assumptions. Summary data relating to the Company’s foreign defined benefit pension plans, including key weighted-average assumptions used, is provided in the following tables:

	Fiscal Year
	2003	2002	2001
(dollars in thousands)
Change in projected benefit obligation
Projected benefit obligation at beginning of fiscal year	$43,075	$35,815	$32,069
Service cost, including plan participant contributions	2,908	2,385	2,062
Interest cost	2,569	2,151	1,812
Actuarial loss	2,665	614	1,905
Foreign currency changes	8,133	3,108	(985)
Benefit payments	(1,964)	(1,967)	(1,048)
Plan amendments and other adjustments	—	969	—

Projected benefit obligation at end of fiscal year	$57,386	$43,075	$35,815

Change in fair value of plan assets and funded status
Fair value of plan assets at beginning of fiscal year	$36,694	$31,819	$34,379
Actual return on plan assets	930	2,002	1,998
Employer and plan participant contributions	2,643	1,693	1,826
Foreign currency changes	6,826	1,335	(5,302)
Benefit and expense payments	(1,998)	(483)	(1,082)
Other adjustments	(1,016)	328	—

Fair value of plan assets at end of fiscal year	44,079	36,694	31,819
Projected benefit obligation at end of fiscal year	(57,386)	(43,075)	(35,815)

Projected benefit obligation in excess of fair value of plan assets	(13,307)	(6,381)	(3,996)
Unrecognized prior service cost	498	673	552
Unrecognized net actuarial loss	12,059	5,447	4,190

(Accrued) prepaid benefit cost at end of fiscal year	$(750)	$(261)	$746

Weighted-average assumptions
Discount rate	5.3%	5.7%	5.9%
Expected return on plan assets	6.4%	7.0%	7.3%
Rate of compensation increases	3.6%	4.0%	4.1%

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the Company’s net periodic cost relating to defined benefit pension plans follow:

	Fiscal Year
	2003	2002	2001
(in thousands)
Components of net periodic pension cost
Service cost, net of plan participant contributions	$2,146	$1,719	$1,465
Interest cost	2,569	2,151	1,812
Actual return on plan assets	(2,775)	(2,002)	(1,998)
Amortization of prior service cost and actuarial gains and losses	366	(154)	(333)

Net periodic pension cost	$2,306	$1,714	$946

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

Note 14. Stockholders’ Equity

On April 2, 1999, stockholders of record of VAI on March 24, 1999 received in the Distribution one share of the Company’s common stock for each share of VAI common stock held on April 2, 1999. Each stockholder also received one preferred stock purchase right (“Right”) for each share of common stock distributed, entitling the stockholder to purchase one one-thousandth of a share of Participating Preferred Stock, par value $0.01 per share, for $75.00 (subject to adjustment), in the event of certain changes in the Company’s ownership. The Participating Preferred Stock is designed so that each one one-thousandth of a share has economic and voting terms similar to those of one share of common stock. The Rights will expire no later than March 2009. As of October 3, 2003, no Rights were eligible to be exercised and none had been exercised through that date.

Note 15. Income Taxes

The sources of earnings before income taxes follow:

	Fiscal Year
	2003	2002	2001
(in thousands)
United States	$24,172	$40,568	$20,526
Foreign	51,438	40,599	52,102

Earnings before income taxes and cumulative effect of change in accounting principle	$75,610	$81,167	$72,628

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income tax expense on earnings before cumulative effect of change in accounting principle consists of the following:

	Fiscal Year
	2003	2002	2001
(in thousands)
Current
U.S. federal	$(1,898)	$10,713	$7,520
Foreign	17,301	16,812	19,056
State and local	1,996	2,531	2,123

Total current	17,399	30,056	28,699

Deferred
U.S. federal	6,056	395	(715)
Foreign	2,618	(911)	623
State and local	390	—	(282)

Total deferred	9,064	(516)	(374)

Income tax expense	$26,463	$29,540	$28,325

Deferred tax assets and liabilities are recognized for the temporary differences between the tax basis and reported amounts of assets and liabilities, tax loss and credit carry-forwards, and the remittance of earnings from foreign subsidiaries. Their significant components follow:

	Fiscal Year End
	2003	2002
(in thousands)
Assets
Inventory	$8,871	$11,318
Revenue recognition	5,076	7,337
Capitalized research costs	5,659	6,603
Loss and credit carry-forwards	6,242	7,945
Deferred compensation	5,132	4,422
Product warranty	3,200	2,855
Other	2,500	3,647

Gross deferred tax assets	36,680	44,127
Valuation allowance	(5,500)	(7,700)

Total deferred tax assets	31,180	36,427

Liabilities
Depreciation and amortization	12,370	10,674
Unremitted earnings of foreign subsidiaries	4,800	3,300

Total deferred tax liabilities	17,170	13,974

Net deferred tax assets	$14,010	$22,453

As of October 3, 2003, the Company’s foreign manufacturing and sales subsidiaries have accumulated approximately $65 million of earnings that have been reinvested in their operations. The Company has not provided U.S. tax on these earnings. The amount of the unrecognized deferred tax liability on such earnings is not significant.

As of October 3, 2003, the Company has U.S. tax credit carry-forwards of approximately $6.2 million, of which $2.7 million and $2.8 million begin to expire in 2005 and 2007, respectively.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A valuation allowance has been provided against foreign tax credit carry-forwards. If recognized, $4.5 million of these carry-forwards will be accounted for as a credit to stockholders’ equity.

The difference between the reported income tax rate and the federal statutory income tax rate is attributable to the following:

	Fiscal Year
	2003	2002	2001
Federal statutory income tax rate	35.0%	35.0%	35.0%
State and local taxes, net of federal benefit	2.1	2.0	1.6
Foreign taxes	(1.6)	(0.3)	1.5
Other	(0.5)	(0.3)	0.9

Reported income tax rate	35.0%	36.4%	39.0%

The Company’s income taxes payable have been reduced and deferred tax assets increased by the tax benefits associated with exercises of employee stock options. These benefits were credited directly to stockholders’ equity and amounted to $1.9 million, $6.1 million, and $8.4 million for fiscal years 2003, 2002, and 2001, respectively.

Note 16. Restructuring Costs

During fiscal year 2003, the Company recorded $6.9 million in restructuring costs primarily relating to actions taken in its Scientific Instruments segment. These restructuring actions were undertaken to improve efficiency and more closely align employee skill sets with the Company’s evolving product mix as the Company continues to emphasize products targeted toward life science applications. The restructuring actions primarily involved the termination of approximately 140 employees and the closure of three sales offices. In the aggregate, personnel-related costs totaling $5.3 million and facilities-related costs totaling $1.6 million were included in general and administrative expense for fiscal year 2003. As of October 3, 2003, all cash components of these charges have been paid except for limited salary and benefits continuation payments, which will be made during fiscal year 2004, and future lease payments and other facilities-related costs of $0.4 million and $0.5 million that are expected to be paid during fiscal year 2004 and between fiscal year 2005 and 2010, respectively.

Note 17. Operating Lease Commitments

As of October 3, 2003, the Company was committed to minimum rentals for certain facilities and other leased assets under long-term non-cancelable operating leases as follows:

(in thousands)
Fiscal Year
2004	$6,196
2005	4,904
2006	3,189
2007	2,368
2008	2,037
Thereafter	27,372

Total	$46,066

Rent expense for fiscal years 2003, 2002, and 2001, was $8.4 million, $7.5 million, and $7.3 million, respectively.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 18. Industry and Geographic Segments

Industry Segments. The Company’s operations are grouped into three business segments: Scientific Instruments, Vacuum Technologies, and Electronics Manufacturing. The Scientific Instruments segment designs, develops, manufactures, sells, and services equipment and consumable laboratory supplies for a broad range of life science and chemical analysis applications requiring identification, quantification, and analysis of the composition or structure of liquids, solids, or gases. The Vacuum Technologies segment designs, develops, manufactures, sells, and services high-vacuum pumps, leak detection equipment, and related products and services used to create, control, measure, or test vacuum environments in a broad range of life science, industrial, and scientific applications requiring ultra-clean or high-vacuum environments. The Electronics Manufacturing segment provides electronics manufacturing services, including design, support, manufacturing, and post-manufacturing services, of electronic assemblies and subsystems for a wide range of customers, in particular, small- and medium-sized companies with low- to medium-volume, high-mix requirements.

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

The Company operates various manufacturing and marketing operations outside the United States. In fiscal years 2003, 2002, and 2001, no single country outside the United States accounted for more than 10% of total sales or more than 10% of total assets. Transactions between geographic areas are accounted for at cost and are not included in sales.

Included in the total of International sales are export sales recorded by U.S. entities in fiscal years 2003, 2002, and 2001, of $49 million, $54 million, and $50 million, respectively.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Industry Segments

	Total Sales			Pretax Earnings (2)			Identifiable Assets			Capital Expenditures			Depreciation And Amortization
	2003	2002	2001	2003	2002	2001	2003	2002	2001	2003	2002	2001	2003	2002	2001
(in millions)
Scientific Instruments	$552	$494	$426	$52	$54	$42	$402	$371	$297	$19	$9	$9	$12	$9	$11
Vacuum Technologies	117	111	143	13	17	28	56	56	57	2	4	7	4	4	4
Electronics Manufacturing	179	175	180	21	18	11	91	85	102	4	5	9	6	5	5

Total industry segments	848	780	749	86	89	81	549	512	456	25	18	25	22	18	20
General corporate	—	—	—	(9)	(6)	(7)	188	123	103	5	4	3	2	3	2
Interest, net	—	—	—	(1)	(2)	(1)	—	—	—	—	—	—	—	—	—

Total company	$848	$780	$749	$76	$81	$73	$737	$635	$559	$30	$22	$28	$24	$21	$22

Geographic Information

	Sales to Unaffiliated Customers (1)			Intergeographic Sales to Affiliates			Total Sales			Pretax Earnings (2)			Identifiable Assets
	2003	2002	2001	2003	2002	2001	2003	2002	2001	2003	2002	2001	2003	2002	2001
(in millions)
United States	$477	$469	$440	$251	$203	$186	$728	$672	$626	$43	$57	$41	$376	$360	$317
International	371	311	309	108	101	107	479	412	416	51	41	52	173	152	139

Total geographic segments	848	780	749	359	304	293	1,207	1,084	1,042	94	98	93	549	512	456
Eliminations, corporate and other	—	—	—	(359)	(304)	(293)	(359)	(304)	(293)	(18)	(17)	(20)	188	123	103

Total company	$848	$780	$749	$—	$—	$—	$848	$780	$749	$76	$81	$73	$737	$635	$559

(1)	Sales are generally based on the location of the operation furnishing goods and services. Export sales recorded by U.S. entities are included in International sales. No single customer accounted for more than 10% of sales in any of the fiscal years presented.
(2)	Pretax earnings represent earnings before income taxes and the cumulative effect of change in accounting principle (fiscal year 2001 only).

SCHEDULE II

VARIAN, INC. AND SUBSIDIARY COMPANIES

VALUATION AND QUALIFYING ACCOUNTS

for fiscal years 2003, 2002, and 2001

(In thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions		Balance at End of Period
			Description	Amount
Allowance for Doubtful Accounts Receivable:
Fiscal year 2003	$2,286	$295	Write-offs & adjustments	$571	$2,010

Fiscal year 2002	$2,217	$305	Write-offs & adjustments	$236	$2,286

Fiscal year 2001	$1,817	$1,038	Write-offs & adjustments	$638	$2,217

Estimated Liability for Product Warranty:
Fiscal year 2003	$9,029	$6,813	Warranty expenditures	$5,581	$10,261

Fiscal year 2002	$8,742	$5,862	Warranty expenditures	$5,575	$9,029

Fiscal year 2001	$8,417	$5,983	Warranty expenditures	$5,658	$8,742

VARIAN, INC. AND SUBSIDIARY COMPANIES

Quarterly Consolidated Financial Data (Unaudited)

Amounts as reported for each quarterly period in fiscal years 2003 and 2002 follow:

	Fiscal Year 2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(in millions, except per share amounts)
Sales	$195.7	$204.7	$208.7	$238.6

Gross profit	$76.4	$78.3	$77.9	$89.2

Net earnings	$12.7	$13.9	$10.7	$11.8

Net earnings per share
Basic	$0.37	$0.41	$0.32	$0.35

Diluted	$0.36	$0.40	$0.31	$0.34

	Fiscal Year 2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(in millions, except per share amounts)
Sales	$184.2	$190.4	$197.6	$207.7

Gross profit	$69.7	$70.2	$75.3	$80.5

Net earnings	$12.5	$11.6	$13.0	$14.5

Net earnings per share
Basic	$0.38	$0.35	$0.39	$0.43

Diluted	$0.36	$0.33	$0.37	$0.41

Net earnings per share for the four quarters of each fiscal year may not sum to the total for the fiscal year because of the different number of shares outstanding during each period.