Form 10-Q
period 2004-01-02
VARIAN INC
filed 2004-02-11
CIK 1079028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 2, 2004

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

(650) 213-8000

(Telephone Number)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

The number of shares of the registrant’s common stock outstanding as of January 30, 2004 was 34,814,458.

VARIAN, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JANUARY 2, 2004

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

VARIAN, INC. AND SUBSIDIARY COMPANIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF EARNINGS

(In thousands, except per share amounts)

	Fiscal Quarter Ended
	Jan. 2, 2004	Dec. 27, 2002
Sales	$212,493	$195,743
Cost of sales	132,717	119,353

Gross profit	79,776	76,390

Operating expenses
Sales and marketing	37,156	33,686
Research and development	11,155	10,874
General and administrative	10,505	11,580

Total operating expenses	58,816	56,140

Operating earnings	20,960	20,250
Interest expense, net	53	427

Earnings before income taxes	20,907	19,823
Income tax expense	7,318	7,136

Net earnings	$13,589	$12,687

Net earnings per share:
Basic	$0.39	$0.37

Diluted	$0.38	$0.36

Shares used in per share calculations:
Basic	34,440	33,896

Diluted	35,658	35,017

See accompanying Notes to the Unaudited Consolidated Condensed Financial Statements.

VARIAN, INC. AND SUBSIDIARY COMPANIES

UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEET

(In thousands, except par value amounts)

	Jan. 2, 2004	Oct. 3, 2003
ASSETS

Current assets
Cash and cash equivalents	$158,208	$135,791
Accounts receivable, net	162,921	165,049
Inventories	136,272	125,649
Deferred taxes	26,614	26,464
Other current assets	15,347	17,788

Total current assets	499,362	470,741
Property, plant, and equipment, net	121,309	120,088
Goodwill	126,423	126,411
Intangible assets, net	16,076	16,762
Other assets	2,958	3,050

Total assets	$766,128	$737,052

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Notes payable	$1,860	$—
Current portion of long-term debt	2,500	2,811
Accounts payable	60,344	61,209
Deferred profit	12,576	14,385
Accrued liabilities	137,287	141,938

Total current liabilities	214,567	220,343
Long-term debt	35,316	36,273
Deferred taxes	12,454	12,454
Other liabilities	10,804	10,413

Total liabilities	273,141	279,483

Commitments and contingencies (Notes 8, 9, and 11)

Stockholders’ equity
Preferred stock—par value $0.01, authorized—1,000 shares; issued—none	—	—
Common stock—par value $0.01, authorized—99,000 shares; issued and outstanding—34,703 shares at Jan. 2, 2004 and 34,181 shares at Oct. 3, 2003	262,866	252,630
Retained earnings	207,155	193,566
Accumulated other comprehensive income	22,966	11,373

Total stockholders’ equity	492,987	457,569

Total liabilities and stockholders’ equity	$766,128	$737,052

See accompanying Notes to the Unaudited Consolidated Condensed Financial Statements.

VARIAN, INC. AND SUBSIDIARY COMPANIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

(In thousands)

	Fiscal Quarter Ended
	Jan. 2, 2004	Dec. 27, 2002
Cash flows from operating activities
Net earnings	$13,589	$12,687
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	6,306	5,440
Loss (gain) on disposition of property, plant, and equipment	37	(26)
Tax benefit from stock option exercises	3,716	—
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	6,713	17,094
Inventories	(8,373)	(5,218)
Other current assets	4,647	785
Other assets	71	18
Accounts payable	(2,112)	(396)
Deferred profit	(1,847)	1,004
Accrued liabilities	(6,882)	(3,259)
Other liabilities	(135)	502

Net cash provided by operating activities	15,730	28,631

Cash flows from investing activities
Proceeds from sale of property, plant, and equipment	56	174
Purchase of property, plant, and equipment	(4,359)	(4,197)
Purchase of businesses, net of cash acquired	—	(532)

Net cash used in investing activities	(4,303)	(4,555)

Cash flows from financing activities
Net issuance (repayment) of debt	266	(931)
Repurchase of common stock	(2,478)	(8,074)
Issuance of common stock	8,997	1,380
Net transfers to Varian Medical Systems, Inc.	(326)	(270)

Net cash provided by (used in) financing activities	6,459	(7,895)

Effects of exchange rate changes on cash and cash equivalents	4,531	467

Net increase in cash and cash equivalents	22,417	16,648
Cash and cash equivalents at beginning of period	135,791	65,145

Cash and cash equivalents at end of period	$158,208	$81,793

Supplemental cash flow information
Income taxes paid, net of refunds received	$4,595	$4,419

Interest paid	$597	$648

See accompanying Notes to the Unaudited Consolidated Condensed Financial Statements.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1. Unaudited Interim Consolidated Condensed Financial Statements

These unaudited interim consolidated financial statements of Varian, Inc. and its subsidiary companies (collectively, the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The October 3, 2003 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These interim consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 2003 filed with the SEC. In the opinion of the Company’s management, the unaudited interim consolidated financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. The results of operations for the fiscal quarter ended January 2, 2004 are not necessarily indicative of the results to be expected for a full year or for any other periods.

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

Note 2. Description of Business and Basis of Presentation

The Company is a major supplier of scientific instruments and consumable laboratory supplies, vacuum products and services, and contract electronics manufacturing services. These businesses primarily serve life science, industrial, academic, and research customers. Until April 2, 1999, the business of the Company was operated as the Instruments Business (“IB”) of Varian Associates, Inc. (“VAI”). On that date, VAI distributed to the holders of its common stock one share of common stock of the Company for each share of VAI (the “Distribution”).

Note 3. Summary of Significant Accounting Policies

Fiscal Periods. The Company’s fiscal years reported are the 52- or 53-week periods ending on the Friday nearest September 30. Fiscal year 2004 will comprise the 52-week period ending October 1, 2004, and fiscal year 2003 was comprised of the 53-week period ended October 3, 2003. The fiscal quarters ended January 2, 2004 and December 27, 2002 each comprised 13 weeks.

Stock-Based Compensation. The Company has adopted the pro forma disclosure provisions of Financial Accounting Standards Board (the “FASB”) Statement of Financial Accounting Standards No. (“FAS”) 123, Accounting for Stock-Based Compensation, as amended by FAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123. Accordingly, the Company applies the intrinsic value method as prescribed by Accounting Principles Board Opinion No. (“APB”) 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its employee stock compensation plans.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

If the Company had elected to recognize compensation cost based on the fair value of the options granted under its Omnibus Stock Plan and shares issued under its Employee Stock Purchase Plan as prescribed by FAS 123, net earnings and net earnings per share would have been reduced to the pro forma amounts shown below:

	Fiscal Quarter Ended
	Jan. 2, 2004	Dec. 27, 2002
(in thousands, except per share amounts)
Net earnings:
As reported	$13,589	$12,687
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(1,618)	(1,780)

Pro forma	$11,971	$10,907

Net earnings per share:
Basic – as reported	$0.39	$0.37

Basic – pro forma	$0.35	$0.32

Diluted – as reported	$0.38	$0.36

Diluted – pro forma	$0.34	$0.31

The presentation of pro forma net earnings and net earnings per share does not include the effects of options granted prior to April 2, 1999 and, accordingly, is not necessarily representative of future pro forma calculations.

Comprehensive Income. A summary of the components of the Company’s comprehensive income follows:

	Fiscal Quarter Ended
	Jan. 2, 2004	Dec. 27, 2002
(in thousands)
Net earnings	$13,589	$12,687
Other comprehensive income:
Currency translation adjustment	11,593	5,206
Cash flow hedge fair value adjustments	—	107

Total other comprehensive income	11,593	5,313

Total comprehensive income	$25,182	$18,000

Note 4. Balance Sheet Detail

	Jan. 2, 2004	Oct. 3, 2003
(In thousands)
Inventories
Raw materials and parts	$71,981	$62,809
Work in process	12,863	12,539
Finished goods	51,428	50,301

	$136,272	$125,649

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Note 5. Forward Exchange Contracts

The Company enters into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations on assets and liabilities denominated in currencies other than the local functional currencies. These contracts are accounted for under FAS 133, Accounting for Derivative Instruments and Hedging Activities. The Company records these contracts at fair value with the related gains and losses recorded in general and administrative expenses. The gains and losses on these contracts are substantially offset by transaction losses and gains on the underlying balance being hedged.

From time to time, the Company also enters into foreign exchange forward contracts to minimize the impact of foreign currency fluctuations on forecasted transactions. These contracts are designated as cash flow hedges under FAS 133. At January 2, 2004, there were no outstanding forward contracts designated as cash flow hedges of forecasted transactions. During the fiscal quarter ended January 2, 2004, no gains or losses from hedge ineffectiveness were recognized.

The Company’s foreign exchange forward contracts generally range from one to 12 months in original maturity. A summary of all foreign exchange forward contracts that were outstanding as of January 2, 2004 follows:

	Notional Value Sold	Notional Value Purchased
(in thousands)
Euro	$—	$43,924
Australian dollar	—	15,150
Japanese yen	5,083	—
Canadian dollar	6,304	—
British pound	—	4,839
Swedish krona	—	4,359

	$11,387	$68,272

Note 6. Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for each of the Company’s reporting segments in the first quarter of fiscal year 2004 were as follows:

	Scientific Instruments	Vacuum Technologies	Electronics Manufacturing	Total Company
(in thousands)
Balance as of October 3, 2003	$123,343	$966	$2,102	$126,411
Other adjustments	12	—	—	12

Balance as of January 2, 2004	$123,355	$966	$2,102	$126,423

The Company performs an annual goodwill impairment assessment in the second quarter of each fiscal year. In the fiscal quarters ended March 28, 2003 and March 29, 2002, the Company completed its annual impairment tests as required by FAS 142, Goodwill and Other Intangible Assets, and determined that there was no impairment of goodwill. The Company expects to complete its annual impairment test for fiscal year 2004 in its second fiscal quarter.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

The following intangible assets have been recorded and are being amortized by the Company:

	Jan. 2, 2004	Oct. 3, 2003
(in thousands)
Intangible assets
Existing technology	$6,972	$6,972
Patents and core technology	4,572	4,572
Trade names and trademarks	2,176	2,176
Customer lists	5,905	5,905
Other	2,059	2,023

	21,684	21,648
Accumulated amortization	(5,608)	(4,886)

	$16,076	$16,762

Amortization expense relating to intangible assets was $0.7 million and $0.5 million during the fiscal quarters ended January 2, 2004 and December 27, 2002, respectively.

Note 7. Net Earnings Per Share

Basic earnings per share are calculated based on net earnings and the weighted-average number of shares outstanding during the reported period. Diluted earnings per share include dilution from potential shares of common stock issuable pursuant to the exercise of outstanding stock options determined using the treasury stock method.

For the fiscal quarters ended January 2, 2004 and December 27, 2002, options to purchase 61,000 and 987,000 shares, respectively, were excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive.

A reconciliation of weighted-average basic shares outstanding to weighted-average diluted shares outstanding follows:

	Fiscal Quarter Ended
	Jan. 2, 2004	Dec. 27, 2002
(in thousands)
Weighted-average basic shares outstanding	34,440	33,896
Net effect of dilutive stock options	1,218	1,121

Weighted-average diluted shares outstanding	35,658	35,017

Note 8. Debt and Credit Facilities

Credit facilities. During fiscal year 2002, the Company established a three-year unsecured revolving bank credit facility in the amount of $50.0 million for working capital purposes. No amounts were outstanding under this credit facility as of January 2, 2004. Borrowings under this credit facility bear interest at rates of LIBOR plus 1.25% to 2.0% depending on certain financial ratios of the Company at the time of borrowing. This credit facility contains certain customary covenants that limit future borrowings of the Company and require the maintenance by the Company of certain levels of financial performance. The Company was in compliance with all such covenants and requirements at January 2, 2004. Subsequent to January 2, 2004, the Company terminated this credit facility.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

During fiscal year 2003, the Company established a short-term bank credit facility in Japan in the amount of 300 million yen (approximately $2.8 million at January 2, 2004). The credit facility is available to the Company’s wholly owned Japanese subsidiary for working capital purposes. As of January 2, 2004, an aggregate of 200 million yen (approximately $1.9 million) was outstanding under this credit facility at an annual interest rate of 0.8%, and 100 million yen (approximately $0.9 million) was available for future borrowing. This credit facility contains certain covenants that limit future borrowings of the Company from this facility, with which the Company was in compliance at January 2, 2004.

In addition to these bank credit facilities, as of January 2, 2004, the Company and its subsidiaries had a total of $66.4 million in other uncommitted and unsecured credit facilities for working capital purposes with interest rates to be established at the time of borrowing. No borrowings were outstanding under these credit facilities as of January 2, 2004. All of these credit facilities contain certain conditions and events of default customary for such facilities, with which the Company was in compliance at January 2, 2004. Of the $66.4 million in uncommitted and unsecured credit facilities, a total of $40.2 million was limited for use by, or in favor of, certain subsidiaries. As of January 2, 2004, a total of $25.8 million of the $40.2 million was being utilized in the form of bank guarantees or short-term standby letters of credit. These guarantees and letters of credit related primarily to advance payments or deposits made to the Company’s subsidiaries by customers for which separate liabilities were recorded in the Consolidated Financial Statements at January 2, 2004. No amounts had been drawn by beneficiaries under these or any other outstanding guarantees or letters of credit as of that date.

Long-term debt. As of January 2, 2004, the Company had $33.7 million in term loans outstanding compared to $35.0 million at October 3, 2003. As of both January 2, 2004 and October 3, 2003, fixed interest rates on the term loans ranged from 6.7% to 7.2%. The weighted-average interest rate on the term loans was 6.8% at both January 2, 2004 and October 3, 2003. The term loans contain certain covenants that limit future borrowings and the payment of cash dividends and require the maintenance of certain levels of working capital and operating results. The Company was in compliance with all restrictive covenants of the term loan agreements at January 2, 2004. The Company also had other long-term notes payable of $4.1 million as of January 2, 2004 with a weighted-average interest rate of 0.0% and $4.1 million as of October 3, 2003 with a weighted-average interest rate of 0.1%.

Future principal payments on long-term debt outstanding on January 2, 2004 will be $1.3 million, $4.5 million, $4.5 million, $2.5 million, $6.2 million, $0.0 million, and $18.8 million during the nine months ending October 1, 2004 and fiscal years 2005, 2006, 2007, 2008, 2009, and thereafter, respectively.

Note 9. Warranty and Indemnification Obligations

Product warranties. The Company’s products are generally subject to warranties. Liabilities for the estimated future costs of repair or replacement are established and charged to cost of sales at the time the related sale is recognized. The amount of liability to be recorded is based on management’s best estimates of future warranty costs after considering historical and projected product failure rates and product repair costs. Changes in the Company’s estimated liability for product warranty during the fiscal quarter ended January 2, 2004 follow:

(in thousands)
Balance as of October 3, 2003	$10,261
Charges to costs and expenses	1,373
Warranty expenditures	(1,290)

Balance as of January 2, 2004	$10,344

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Indemnification obligations. In November 2002, the FASB issued Interpretation No. (“FIN”) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires a guarantor to recognize a liability for and/or disclose obligations it has undertaken in relation to the issuance of the guarantee. In June 2003, the FASB issued guidance clarifying certain provisions within FIN 45. Under this guidance, arrangements involving indemnification clauses are subject to the disclosure requirements of FIN 45 only.

The Company has given multiple indemnities to Varian Medical Systems, Inc. (“VMS”) (formerly VAI) and Varian Semiconductor Equipment Associates, Inc. (“VSEA”) in connection with the IB as conducted by VAI prior to the Distribution. These indemnities cover a variety of aspects of the Company’s business, including, but not limited to, employee, tax, intellectual property, litigation, and environmental matters. The agreements containing these indemnities are disclosed as exhibits to the Company’s Annual Report on Form 10-K. The estimated fair value of these indemnities is not considered to be material.

The Company’s By-Laws require it to indemnify its officers and directors, as well as those who act as directors and officers of other entities, against expenses, judgments, fines, settlements, and other amounts actually and reasonably incurred in connection with any proceedings arising out of their services to the Company. In addition, the Company has entered into separate indemnity agreements with each director and officer that provide for indemnification of these directors and officers under certain circumstances. The form of these indemnity agreements is disclosed as an exhibit to the Company’s Annual Report on Form 10-K. The indemnification obligations are more fully described in the By-Laws and the indemnity agreements. The Company purchases insurance to cover claims or a portion of any claims made against its directors and officers. Since a maximum obligation is not explicitly stated in the Company’s By-Laws or these indemnity agreements and will depend on the facts and circumstances that arise out of any future claims, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not made payments related to these indemnities and the estimated fair value of these indemnities is not considered to be material.

As is customary in the Company’s industry and as provided for in local law in the U.S. and other jurisdictions, many of the Company’s standard contracts provide remedies to customers and other third parties with whom the Company enters into contracts, such as defense, settlement, or payment of judgment for intellectual property claims related to the use of its products. From time to time, the Company also agrees to indemnify customers, suppliers, contractors, lessors, lessees, and others with whom it enters into contracts, against combinations of loss, expense, or liability arising from various triggering events related to the sale and the use of the Company’s products and services, the use of their goods and services, the use of facilities and state of Company-owned facilities, and other matters covered by such contracts, usually up to a specified maximum amount. In addition, from time to time, the Company sometimes also agrees to indemnify these parties against claims related to undiscovered liabilities, additional product liability, or environmental obligations. To date, claims made under such indemnities have been insignificant and the estimated fair value of these indemnities is not considered to be material.

Note 10. Stock Repurchase Program

During fiscal year 2002, the Company’s Board of Directors authorized the Company to repurchase up to 1,000,000 shares of its common stock until October 1, 2004. During the fiscal quarter ended January 2, 2004, the Company repurchased and retired 60,000 shares under this authorization at an aggregate cost of $2.5 million. As of January 2, 2004, the Company had remaining authorization for future repurchases of 537,000 shares.

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

For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further environmental-related activities or to estimate the future costs of such activities if undertaken. As of January 2, 2004, it was nonetheless estimated that the Company’s share of the future exposure for environmental-related costs for these sites and facilities ranged in the aggregate from $1.7 million to $4.8 million (without discounting to present value). The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 30 years as of January 2, 2004. No amount in the foregoing range of estimated future costs is believed to be more probable of being incurred than any other amount in such range, and the Company therefore had an accrual of $1.7 million as of January 2, 2004.

As to certain sites and facilities, sufficient knowledge has been gained to be able to better estimate the scope and certain costs of future environmental-related activities. As of January 2, 2004, it was estimated that the Company’s share of the future exposure for these environmental-related costs for these sites and facilities ranged in the aggregate from $5.7 million to $12.0 million (without discounting to present value). The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 27 years as of January 2, 2004. As to each of these sites and facilities, it was determined that a particular amount within the range of certain estimated costs was a better estimate of the future environmental-related cost than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. Together, these amounts totaled $7.1 million at January 2, 2004. The Company therefore had an accrual of $4.9 million as of January 2, 2004, which represents the best estimate of its share of these future environmental-related costs discounted at 4%, net of inflation. This accrual is in addition to the $1.7 million described in the preceding paragraph.

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

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

An insurance company has agreed to pay a portion of certain of VAI’s (now VMS’) future environmental-related costs for which the Company has an indemnity obligation, and the Company therefore has a short-term receivable of $0.2 million in accounts receivable and a $1.2 million receivable in Other assets as of January 2, 2004 for the Company’s share of such recovery. The Company has not reduced any environmental-related liability in anticipation of recoveries from third parties.

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

Note 12. Industry Segments

The Company’s operations are grouped into three business segments: Scientific Instruments, Vacuum Technologies, and Electronics Manufacturing. The Scientific Instruments segment designs, develops, manufactures, sells, and services equipment and consumable laboratory supplies for a broad range of life science and chemical analysis applications requiring identification, quantification, and analysis of the composition or structure of liquids, solids, or gases. The Vacuum Technologies segment designs, develops, manufactures, sells, and services high-vacuum pumps, leak detection equipment, and related products and services used to create, contain, control, measure, or test vacuum environments in a broad range of life science, industrial, and scientific applications requiring ultra-clean or high-vacuum environments. The Electronics Manufacturing segment provides contract electronics manufacturing services, including design, support, manufacturing, and post-manufacturing services, of electronic assemblies and subsystems for a wide range of customers, in particular small- and medium-sized companies with low- to medium-volume, high-mix requirements. These segments were determined based on how management views and evaluates the Company’s operations.

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

	Fiscal Quarter Ended		Fiscal Quarter Ended
	Jan. 2, 2004	Dec. 27, 2002	Jan. 2, 2004	Dec. 27, 2002
	Sales	Sales	Pretax Earnings	Pretax Earnings
(in millions)
Scientific Instruments	$134.1	$124.3	$12.7	$13.1
Vacuum Technologies	31.3	29.4	4.8	4.5
Electronics Manufacturing	47.1	42.0	5.1	4.7

Total industry segments	212.5	195.7	22.6	22.3
General corporate	—	—	(1.6)	(2.1)
Interest expense, net	—	—	(0.1)	(0.4)

Total	$212.5	$195.7	$20.9	$19.8

Note 13. Recent Accounting Pronouncements

In December 2003, the FASB issued FAS 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106. FAS 132 does not change the measurement or recognition of those plans; rather, it requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit plans and other postretirement benefit plans. The disclosure requirements of FAS 132 are effective for interim periods beginning after December 15, 2003, and will be adopted by the Company in the second quarter of fiscal year 2004.

In December 2003, the SEC issued Staff Accounting Bulletin No. (“SAB”) 104, Revenue Recognition, which supercedes SAB 101, Revenue Recognition in Financial Statements. SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements that was superceded as a result of the issuance of Emerging Issues Task Force Issue No. (“EITF”) 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the “FAQ”) issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 differs from SAB 101 to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The Company adopted the provisions of SAB 101 in fiscal year 2001 and the provisions of EITF 00-21 in fiscal year 2003. As a result, the issuance of SAB 104 had no impact on the Company’s revenue recognition policy or its financial condition or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution Regarding Forward-Looking Statements

Throughout this Report, and particularly in this Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations, there are forward-looking statements that are based upon our current expectations, estimates, and projections, and that reflect our beliefs and assumptions based upon information available to us at the date of this Report. In some cases, you can identify these statements by words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” and other similar terms.

We caution investors that forward-looking statements are only predictions, based upon our current expectations about future events. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict. Our actual results, performance, or achievements could differ materially from those expressed or implied by the forward-looking statements. Some of the important factors that could cause our results to differ are discussed in Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors. We encourage you to read that section carefully.

Other risks and uncertainties include, but are not limited to, the following: whether we will succeed in new product development, commercialization, performance, and acceptance, particularly in life science applications; whether we can achieve continued growth in sales in life science applications; risks arising from the timing of shipments, installations, and the recognition of revenues on leading-edge nuclear magnetic resonance (“NMR”) systems; whether we can increase profit margins on newer leading-edge NMR products; whether we will see continued demand for vacuum products and for electronics manufacturing services; competitive products and pricing; economic conditions in our product and geographic markets; whether we will see continued and timely delivery of key raw materials and components by suppliers; foreign currency fluctuations that could adversely impact revenue growth and earnings; whether we will see sustained or improved market investment in capital equipment; whether we will be able to successfully integrate acquired businesses; whether we will see reduced demand from customers that operate in cyclical industries; whether government funding for research might decline; the actual cost of anticipated restructuring activities and their impact on future costs; and other risks detailed from time to time in our filings with the Securities and Exchange Commission (the “SEC”). You should carefully consider those risks, in addition to the other information in this Report and in our other filings with the SEC, before deciding to invest in our stock or to maintain or change your investment. We disclaim any intent or obligation to update publicly any forward-looking statements, whether in response to new information, future events, or otherwise.

Results of Operations

First Quarter of Fiscal Year 2004 Compared to First Quarter of Fiscal Year 2003

Segment Results

Scientific Instruments. Scientific Instruments sales of $134.1 million in the first quarter of fiscal year 2004 increased 7.9% over the first quarter of fiscal year 2003 sales of $124.3 million. All major geographic regions contributed to the increase in sales, which was primarily driven by good customer acceptance of new products introduced over the past two years. In addition, strong sales of mass spectrometer products helped to offset lower sales of low-field NMR systems, which appears to have resulted from lower funding in the quarter for such systems and some shift in remaining funding toward other NMR systems, NMR accessories, or other instruments.

Earnings from operations in the first quarter of fiscal year 2004 of $12.7 million (9.5% of sales) decreased from $13.1 million (10.5% of sales) in the first quarter of fiscal year 2003. These results reflect pretax restructuring costs of $0.2 million and $1.6 million in the first quarters of fiscal year 2004 and 2003, respectively. The restructuring costs incurred in the first quarter of fiscal year 2004 related to preparations for the consolidation of three consumable products factories into one in Southern California. The restructuring costs incurred in the first quarter of fiscal year 2003 were comprised of employee severance-related costs to improve efficiency and more closely align employee skill sets with the Company’s evolving product mix as we continued to emphasize products targeted toward life science applications. Excluding the impact of these restructuring costs, the decrease in operating earnings resulted primarily from lower gross profit margins, which were adversely impacted by a disproportionate increase in sales of lower-margin high-field NMR systems and leading-edge cold probes for NMR and lower sales of higher-margin low-field NMR systems. In particular, cold probes, which are state-of-the-art products, have high initial costs. While margins on these products are expected to improve as we progress along the learning curve in producing, installing, and supporting this breakthrough technology, they will continue to have some adverse impact on gross profit margins over the remainder of fiscal year 2004.

Vacuum Technologies. Vacuum Technologies sales of $31.3 million in the first quarter of fiscal year 2004 increased 6.5% from $29.4 million in the first quarter of fiscal year 2003. The sales increase resulted primarily from higher sales of products into life science applications. Earnings from operations in the first quarter of fiscal year 2004 increased to $4.8 million (15.4% of sales), up from $4.5 million (15.2% of sales) in the first quarter of fiscal year 2003. The increase in operating earnings was primarily attributable to higher gross profit margins, partially offset by higher operating costs outside of the United States due in part to the impact of the weaker U.S. dollar on operating costs.

Electronics Manufacturing. Electronics Manufacturing sales in the first quarter of fiscal year 2004 of $47.1 million increased 12.0% from $42.0 million in the first quarter of fiscal year 2003. The increase in sales was primarily due to improved demand from industrial customers and included approximately $3 million in revenues from new customers obtained through an acquisition completed during the third quarter of fiscal year 2003. Earnings from operations in the first quarter of fiscal year 2004 of $5.1 million (10.8% of sales) increased from $4.7 million (11.2% of sales) in the first quarter of fiscal year 2003. This increase was primarily due to the higher sales in the first quarter of fiscal year 2004.

Consolidated Results

Sales. Sales were $212.5 million in the first quarter of fiscal year 2004, an increase of 8.6% from sales of $195.7 million in the first quarter of fiscal year 2003. Sales by the Scientific Instruments, Vacuum Technologies, and Electronics Manufacturing segments increased by 7.9%, 6.5%, and 12.0%, respectively, compared to the prior-year period.

Geographically, sales in North America of $120.0 million, Europe of $59.9 million, and the rest of the world of $32.6 million in the first quarter of fiscal year 2004 represented increases of 9.1%, 4.5%, and 14.7%, respectively, as compared to the first quarter of fiscal year 2003. All three segments experienced an increase in sales across all major geographic regions that they served, primarily because of general economic improvement and continued acceptance of new products introduced by us over the past two years. The increase in North America sales was mainly due to higher demand for Scientific Instruments and Electronics Manufacturing products. The increase in Europe was driven by improved Scientific Instruments and Vacuum Technologies sales; in part, this reflects the currency effect of the stronger Euro in the first quarter of fiscal year 2004. The increase in the rest of the world was primarily driven by continued growth in Scientific Instruments sales into the Pacific Rim and Latin America.

Gross Profit. Gross profit was $79.8 million (representing 37.5% of sales) in the first quarter of fiscal year 2004, compared to $76.4 million (representing 39.0% of sales) in the first quarter of fiscal year 2003. The decrease in gross profit percentage resulted primarily from increased sales of certain newer leading-edge Scientific Instruments products, which had lower margins due to higher production, installation, and support costs, and a mix shift toward high-field NMR systems and NMR cold probes and away from low-field NMR systems in the first quarter of fiscal year 2004.

Sales and Marketing. Sales and marketing expenses were $37.2 million (representing 17.5% of sales) in the first quarter of fiscal year 2004, compared to $33.7 million (representing 17.2% of sales) in the first quarter of fiscal year 2003. The increase in sales and marketing expenses resulted primarily from our acquisition of the non-clinical, drugs of abuse testing business (the “DAT Business”) of Roche Diagnostics Corporation in January 2003, the weaker U.S. dollar, which increased costs for most non-U.S. operations, and costs associated with higher revenues.

Research and Development. Research and development expenses were $11.2 million (5.2% of sales) in the first quarter of fiscal year 2004, compared to $10.9 million (representing 5.6% of sales) in the first quarter of fiscal year 2003. The higher research and development expenses were primarily the result of our continued focus within the Scientific Instruments and Vacuum Technologies segments on new product development with an emphasis on life science applications. The weaker U.S. dollar also contributed to the increase, as the costs of certain non-U.S. based research and development resources were higher. As a percentage of sales, research and development expenses decreased primarily because of the timing of certain project-specific costs. We expect that, as a percentage of sales, research and development expenses will be slightly above this level for the remainder of fiscal year 2004 as we continue to invest in new product development.

General and Administrative. General and administrative expenses were $10.5 million (representing 4.9% of sales) in the first quarter of fiscal year 2004, compared to $11.6 million (representing 5.9% of sales) in the first quarter of fiscal year 2003. The decrease in general and administrative expenses resulted primarily from $2.0 million in pretax restructuring costs that were incurred in the first quarter of fiscal year 2003, of which $1.6 million related to actions taken in the Scientific Instruments segment, as described above. During the first quarter of fiscal year 2004, a total of $0.2 million in pretax restructuring costs were incurred in the Scientific Instruments segment, as described above. This decrease due to lower restructuring costs was partially offset by higher intangible asset amortization resulting from the acquisition of the DAT Business and higher insurance costs.

We currently anticipate that general and administrative expenses for the remainder of fiscal year 2004 will include approximately $3.8 million in pretax restructuring costs relating to the consolidation of three consumable products factories into one in Southern California. Of this amount, approximately $3.4 million is expected to be incurred in the fourth quarter of fiscal year 2004, including a non-cash charge of approximately $2.1 million relating to the write-off of leasehold improvements and certain fixed assets.

Taxes on Earnings. The effective income tax rate was 35.0% for the first quarter of fiscal year 2004 compared to 36.0% for the first quarter of fiscal year 2003. The tax rate in the first quarter of fiscal year 2004 was lower than the rate in the first quarter of fiscal year 2003 due mainly to a reduction in tax rates and higher tax credits in certain foreign jurisdictions. For the full fiscal year 2003, the effective tax rate was 35.0%.

Net Earnings. Net earnings for the first quarter of fiscal year 2004 were $13.6 million ($0.38 net earnings per diluted share), compared to $12.7 million ($0.36 net earnings per diluted share) in the first quarter of fiscal year 2003. These results include the impact of $0.2 million and $2.0 million in pretax restructuring costs in the first quarter of fiscal years 2004 and 2003, respectively. Excluding the impact of these costs, the decrease in net earnings resulted primarily from decreased profitability in the Scientific Instruments segment due to lower gross profit margins. The decrease due to lower Scientific Instruments profitability was partially offset by increased Vacuum Technologies and Electronics Manufacturing profitability from higher sales.

With respect to consolidated results for the remainder of fiscal year 2004, we expect high single-digit revenue growth for both the second quarter of fiscal year 2004 and the full fiscal year. On a GAAP basis, operating margins are expected to be between 8.5% and 9.5% in the second quarter of fiscal year 2004 and between 8.8% and 9.8% for the full fiscal year. GAAP net earnings per diluted share are expected to be between $0.34 and $0.38 for the second quarter of fiscal year 2004 and between $1.47 and $1.61 for the full fiscal year. These projected GAAP operating margins and GAAP net earnings per diluted share include anticipated pretax restructuring costs of approximately $4 million relating to the consolidation of three consumable products factories into one in Southern California, of which $0.2 million was incurred in the first quarter of fiscal year 2004 and approximately $3.4 million is expected to be incurred in the fourth quarter of fiscal year 2004, including a non-cash charge of approximately $2.1 million relating to the write-off of leasehold improvements and certain fixed assets. The projected GAAP operating margins and GAAP net earnings per diluted share also include approximately $0.7 million and $2.8 million in anticipated pretax intangible asset amortization during the second quarter of fiscal year 2004 and for the full fiscal year, respectively.

Liquidity and Capital Resources

We generated $15.7 million of cash from operating activities in the first quarter of fiscal year 2004, which compares to $28.6 million generated in the first quarter of fiscal year 2003. The decrease in cash from operating activities resulted primarily from lower collections of accounts receivable, higher inventory levels, and other overall reductions in working capital utilization due, in part, to the fact that both the Christmas and New Year’s Day holidays fell in our first quarter in fiscal year 2004 while the New Year’s Day holiday fell in the second quarter of fiscal year 2003.

We generated $6.5 million of cash from financing activities in the first quarter of fiscal year 2004, which compares to $7.9 million used in the first quarter of fiscal year 2003. The increase in cash provided by financing activities in the first quarter of fiscal year 2004 was primarily due to lower cash expenditures to repurchase common stock and higher cash proceeds from the issuance of common stock pursuant to stock option exercises and purchases of stock by employees under our Employee Stock Purchase Plan.

During fiscal year 2002, we established a three-year unsecured revolving bank credit facility in the amount of $50.0 million for working capital purposes. No amounts were outstanding under this credit facility as of January 2, 2004. Borrowings under this credit facility bear interest at rates of LIBOR plus 1.25% to 2.0% depending on certain financial ratios of the Company at the time of borrowing. This credit facility contains certain customary covenants that limit future borrowings and require us to maintain certain levels of financial performance. We were in compliance with all such covenants and requirements at January 2, 2004. Subsequent to January 2, 2004, we determined that our current liquidity position and the short remaining term of the credit facility no longer justified the cost of maintaining the facility. As a result, the facility was terminated in January 2004.

During fiscal year 2003, we established a short-term bank credit facility in Japan in the amount of 300 million yen (approximately $2.8 million at January 2, 2004). The credit facility is available to our wholly owned Japanese subsidiary for working capital purposes. As of January 2, 2004, an aggregate of 200 million yen (approximately $1.9 million) was outstanding under this credit facility at an annual interest rate of 0.8%, and 100 million yen (approximately $0.9 million) was available for future borrowing. This credit facility contains certain covenants that limit future borrowings under this facility, with which we were in compliance at January 2, 2004.

In addition to these bank credit facilities, as of January 2, 2004, we had a total of $66.4 million in other uncommitted and unsecured credit facilities for working capital purposes with interest rates to be established at the time of borrowing. No borrowings were outstanding under these credit facilities as of January 2, 2004. All of these credit facilities contain certain conditions and events of default customary for such facilities, with which we were in compliance at January 2, 2004. Of the $66.4 million in uncommitted and unsecured credit facilities, a total of $40.2 million was limited for use by, or in favor of, certain subsidiaries. As of January 2, 2004, a total of $25.8 million of the $40.2 million was being utilized in the form of bank guarantees or short-term standby letters of credit. These guarantees and letters of credit related primarily to advance payments or deposits made to our subsidiaries by customers for which separate liabilities were recorded in the Consolidated Financial Statements at January 2, 2004. No amounts had been drawn by beneficiaries under these or any other outstanding guarantees or letters of credit as of that date.

As of January 2, 2004, we had $33.7 million in term loans outstanding compared to $35.0 million at October 3, 2003. As of both January 2, 2004 and October 3, 2003, fixed interest rates on the term loans ranged from 6.7% to 7.2%. The weighted-average interest rate on the term loans was 6.8% at both January 2, 2004 and October 3, 2003. The term loans contain certain covenants that limit future borrowings and the payment of cash dividends and require the maintenance of certain levels of working capital and operating results. We were in compliance with all restrictive covenants of the term loan agreements at January 2, 2004. We also had other long-term notes payable of $4.1 million as of January 2, 2004 with a weighted-average interest rate of 0.0% and $4.1 million as of October 3, 2003 with a weighted-average interest rate of 0.1%.

Future principal payments on long-term debt outstanding on January 2, 2004 will be $1.3 million, $4.5 million, $4.5 million, $2.5 million, $6.2 million, $0.0 million and $18.8 million during the nine months ending October 1, 2004 and fiscal years 2005, 2006, 2007, 2008, 2009, and thereafter, respectively.

In connection with an acquisition completed during fiscal year 2003, we have accrued but not yet paid a portion of the purchase price amount that has been retained to secure the seller’s indemnification obligations. This retained amount, which is due to be paid during fiscal year 2004 (net of any indemnification claims), totaled approximately $0.1 million at January 2, 2004. In addition to this retained payment, we are, from time to time, obligated to pay additional cash purchase price amounts in the event that contingent financial or operational milestones are met by the acquired businesses. As of January 2, 2004, up to a maximum of $10.6 million could be payable through fiscal year 2006 under these contingent consideration arrangements. Any contingent payments made will be recorded as additional goodwill at the time they are earned.

The Distribution Agreement provides that we are responsible for certain litigation to which VAI was a party, and further provides that we will indemnify VMS and VSEA for one-third of the costs, expenses, and other liabilities relating to certain discontinued, former, and corporate operations of VAI, including certain environmental liabilities (see below under the heading Risk Factors—Environmental Matters).

Our liquidity is affected by many other factors, some based on the normal ongoing operations of the business and others related to the uncertainties of the industry and global economies. Although our cash requirements will fluctuate based on the timing and extent of these factors, we believe that cash generated from operations, together with our borrowing capability, will be sufficient to satisfy commitments for capital expenditures and other cash requirements for the next 12 months.

Contractual Obligations and Other Commercial Commitments

The following table summarizes future principal payments on outstanding debt and minimum rentals due for certain facilities and other leased assets under long-term, non-cancelable operating leases as of January 2, 2004:

	Nine Months Ending Oct. 1, 2004	Fiscal Years
		2005	2006	2007	2008	2009	Thereafter	Total
(in thousands)
Operating leases	$5,897	$5,442	$3,421	$2,405	$2,040	$1,833	$25,540	$46,578
Notes payable	1,860	—	—	—	—	—	—	1,860
Long-term debt (including current portion)	1,250	4,533	4,533	2,500	6,250	—	18,750	37,816

Total contractual cash obligations	$9,007	$9,975	$7,954	$4,905	$8,290	$1,833	$44,290	$86,254

In addition to the above, we had cancelable commitments to purchase certain superconducting magnets intended for use with leading-edge NMR systems totaling approximately $33.1 million, net of deposits paid, as of January 2, 2004. In the event that these commitments are canceled for reasons other than the supplier’s default, we may be responsible for reimbursement of actual costs incurred by the supplier.

As of January 2, 2004, we did not have any off-balance sheet commercial commitments that could result in a significant cash outflow upon the occurrence of some contingent event, except for contingent payments of up to a maximum of $10.6 million related to acquisitions as discussed under Liquidity and Capital Resources above, the specific timing and amounts of which are not currently determinable.

Recent Accounting Pronouncements

In December 2003, the FASB issued FAS 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106. FAS 132 does not change the measurement or recognition of those plans; rather, it requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit plans and other postretirement benefit plans. The disclosure requirements of FAS 132 are effective for interim periods beginning after December 15, 2003, and we will adopt them in the second quarter of fiscal year 2004.

In December 2003, the SEC issued Staff Accounting Bulletin No. (“SAB”) 104, Revenue Recognition, which supercedes SAB 101, Revenue Recognition in Financial Statements. SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements that was superceded as a result of the issuance of Emerging Issues Task Force Issue No. (“EITF”) 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the “FAQ”) issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 differs from SAB 101 to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. We adopted the provisions of SAB 101 in fiscal year 2001 and the provisions of EITF 00-21 in fiscal year 2003. As a result, the issuance of SAB 104 had no impact on our revenue recognition policy or our financial condition or results of operations.

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

Certain of our leading-edge NMR systems, probes, and components (together accounting for less than 10% of our revenues and operating profits) sell for high prices and on long lead-times. These systems and components are complex; require development of new technologies and, therefore, significant research and development resources; are often intended for evolving leading-edge research applications; often have customer-specific features, custom capabilities, and specific acceptance criteria; and, in the case of NMR systems, require superconducting magnets that can be difficult to manufacture. These superconducting magnets are not manufactured by us, so our ability to ship, install, and obtain customer acceptance of our leading-edge NMR systems is dependent upon the superconducting magnet supplier’s timely development, delivery, and installation of magnets that perform to customer specifications. If we are unable to meet these challenges, it could have an adverse effect on our financial condition or results of operations. In addition, all of these factors can make it difficult for us to forecast shipment, installation, and acceptance of, and installation and warranty costs on, leading-edge NMR systems and probes, which in turn can make it difficult for us to forecast the timing of revenue recognition and the achieved gross profit margin on these systems and probes.

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

For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further environmental-related activities or to estimate the future costs of such activities if undertaken. As of January 2, 2004, it was nonetheless estimated that the our share of the future exposure for environmental-related costs for these sites and facilities ranged in the aggregate from $1.7 million to $4.8 million (without discounting to present value). The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 30 years as of January 2, 2004. No amount in the foregoing range of estimated future costs is believed to be more probable of being incurred than any other amount in such range, and we therefore had an accrual of $1.7 million as of January 2, 2004.

As to certain sites and facilities, sufficient knowledge has been gained to be able to better estimate the scope and certain costs of future environmental-related activities. As of January 2, 2004, it was estimated that our share of the future exposure for these environmental-related costs for these sites and facilities ranged in the aggregate from $5.7 million to $12.0 million (without discounting to present value). The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 27 years as of January 2, 2004. As to each of these sites and facilities, it was determined that a particular amount within the range of certain estimated costs was a better estimate of the future environmental-related cost than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. Together, these amounts totaled $7.1 million at January 2, 2004. We therefore had an accrual of $4.9 million as of January 2, 2004, which represents the best estimate of our share of these future environmental-related costs discounted at 4%, net of inflation. This accrual is in addition to the $1.7 million described in the preceding paragraph.

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

An insurance company has agreed to pay a portion of certain of VAI’s (now VMS’) future environmental-related costs for which we have an indemnity obligation, and we therefore have a short-term receivable of $0.2 million in accounts receivable and a $1.2 million receivable in other assets as of January 2, 2004 for our share of such recovery. We have not reduced any environmental-related liability in anticipation of recoveries from third parties.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

We typically hedge our foreign currency exposures associated with certain assets and liabilities denominated in non-functional currencies and, from time to time, hedge certain forecasted foreign currency cash flows. The success of our hedging activities depends on our ability to forecast balance sheet exposures and transaction activity in various foreign currencies. To the extent that these forecasts are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses. However, we believe that in most cases gains or losses would be substantially offset by losses or gains from the related foreign exchange forward contracts. We therefore believe that the direct effect of an immediate 10% change in the exchange rate between the U.S. dollar and all other currencies is not reasonably likely to have a material adverse effect on our financial condition or results of operations. Our foreign exchange forward contracts generally range from one to 12 months in original maturity.

At January 2, 2004, there were no outstanding forward contracts designated as cash flow hedges of forecasted transactions. During the fiscal quarter ended January 2, 2004, no gains or losses from cash flow hedge ineffectiveness were recognized. A summary of all forward exchange contracts that were outstanding as of January 2, 2004 follows:

	Notional Value Sold	Notional Value Purchased
(in thousands)
Euro	$—	$43,924
Australian dollar	—	15,150
Japanese yen	5,083	—
Canadian dollar	6,304	—
British pound	—	4,839
Swedish krona	—	4,359

	$11,387	$68,272

Interest Rate Risk

We have no material exposure to market risk for changes in interest rates. We invest any excess cash primarily in short-term U.S. Treasury securities and money market funds, and changes in interest rates would not be material to our financial condition or results of operations. We enter into debt obligations principally to support general corporate purposes, including working capital requirements, capital expenditures, and acquisitions. At January 2, 2004, our debt obligations had fixed interest rates.

Based upon rates currently available to us for debt with similar terms and remaining maturities, the carrying amounts of long-term debt and notes payable approximate their estimated fair values.

Although payments under certain of our operating leases for our facilities are tied to market indices, we are not exposed to material interest rate risk associated with our operating leases.

Debt Obligations

Principal Amounts and Related Weighted-Average Interest Rates By Year of Maturity

	Nine Months Ending Oct. 1, 2004	Fiscal Years
		2005	2006	2007	2008	2009	Thereafter	Total
(dollars in thousands)
Notes payable	$1,860	$—	$—	$—	$—	$—	$—	$1,860
Average interest rate	0.8%	—%	—%	—%	—%	—%	—%	0.8%
Long-term debt (including current portion)	$1,250	$4,533	$4,533	$2,500	$6,250	$—	$18,750	$37,816
Average interest rate	7.2%	4.0%	4.0%	7.2%	6.7%	—%	6.7%	6.1%

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of the Chief Executive Officer and the Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

Exhibit No.	Exhibit Description	Filed Herewith
10.7*	Amended and Restated Management Incentive Plan, dated as of November 10, 2003.	X

10.16*	Amended and Restated Change in Control Agreement, dated as of December 31, 2003, between Varian, Inc. and Garry W. Rogerson.	X

10.18*	Description of Compensatory Arrangements Between Registrant and Directors.	X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K.

The Company furnished a Current Report on Form 8-K on November 5, 2003 for its press release reporting the results for the fourth quarter and fiscal year ended October 3, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARIAN, INC. (Registrant)

Date: February 11, 2004	By:	/s/ G. EDWARD MCCLAMMY
G. Edward McClammy Senior Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)