Form 10-Q
period 2004-04-02
VARIAN INC
filed 2004-05-17
CIK 1079028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2004

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
Yes ☒    No ☐

The number of shares of the registrant’s common stock outstanding as of May 7, 2004 was 34,670,905.

VARIAN, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED APRIL 2, 2004

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

VARIAN, INC. AND SUBSIDIARY COMPANIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF EARNINGS

(In thousands, except per share amounts)

	Fiscal Quarter Ended		Six Months Ended
	April 2, 2004	March 28, 2003	April 2, 2004	March 28, 2003
Sales	$232,745	$204,614	$445,238	$400,357
Cost of sales	144,308	126,330	277,025	245,683

Gross profit	88,437	78,284	168,213	154,674

Operating expenses
Sales and marketing	40,646	34,489	77,802	68,175
Research and development	12,649	11,088	23,804	21,962
General and administrative	12,742	11,434	23,247	23,014

Total operating expenses	66,037	57,011	124,853	113,151

Operating earnings	22,400	21,273	43,360	41,523

Interest income (expense)
Interest income	803	383	1,368	644
Interest expense	(598)	(576)	(1,216)	(1,264)

Total interest income (expense), net	205	(193)	152	(620)

Earnings before income taxes	22,605	21,080	43,512	40,903
Income tax expense	7,911	7,180	15,229	14,316

Net earnings	$14,694	$13,900	$28,283	$26,587

Net earnings per share:
Basic	$0.42	$0.41	$0.82	$0.79

Diluted	$0.41	$0.40	$0.79	$0.76

Shares used in per share calculations:
Basic	34,663	33,805	34,530	33,864

Diluted	35,870	34,888	35,785	34,966

See accompanying Notes to the Unaudited Consolidated Condensed Financial Statements.

VARIAN, INC. AND SUBSIDIARY COMPANIES

UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEET

(In thousands, except par value amounts)

	April 2, 2004	October 3, 2003
ASSETS

Current assets
Cash and cash equivalents	$163,662	$135,791
Accounts receivable, net	170,201	165,049
Inventories	141,192	125,649
Deferred taxes	26,709	26,464
Other current assets	17,231	17,788

Total current assets	518,995	470,741
Property, plant, and equipment, net	121,404	120,088
Goodwill	127,173	126,411
Intangible assets, net	15,758	16,762
Other assets	4,149	3,050

Total assets	$787,479	$737,052

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Notes payable	$1,915	$—
Current portion of long-term debt	6,724	2,811
Accounts payable	69,792	61,209
Deferred profit	11,947	14,385
Accrued liabilities	148,955	141,938

Total current liabilities	239,333	220,343
Long-term debt	31,250	36,273
Deferred taxes	12,454	12,454
Other liabilities	10,682	10,413

Total liabilities	293,719	279,483

Commitments and contingencies (Notes 9, 10, and 12)

Stockholders’ equity
Preferred stock—par value $0.01, authorized—1,000 shares; issued—none	—	—
Common stock—par value $0.01, authorized—99,000 shares; issued and outstanding—34,542 shares at April 2, 2004 and 34,181 shares at October 3, 2003	247,386	252,630
Retained earnings	221,849	193,566
Accumulated other comprehensive income	24,525	11,373

Total stockholders’ equity	493,760	457,569

Total liabilities and stockholders’ equity	$787,479	$737,052

See accompanying Notes to the Unaudited Consolidated Condensed Financial Statements.

VARIAN, INC. AND SUBSIDIARY COMPANIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

(In thousands)

	Six Months Ended
	April 2, 2004	March 28, 2003
Cash flows from operating activities
Net earnings	$28,283	$26,587
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	12,904	11,330
Loss (gain) on disposition of property, plant, and equipment	40	(16)
Tax benefit from stock option exercises	3,716	515
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	237	2,629
Inventories	(12,842)	(4,442)
Other current assets	2,608	2,001
Other assets	(103)	113
Accounts payable	7,242	5,510
Deferred profit	(2,462)	906
Accrued liabilities	4,831	16,772
Other liabilities	(392)	443

Net cash provided by operating activities	44,062	62,348

Cash flows from investing activities
Proceeds from sale of property, plant, and equipment	623	324
Purchase of property, plant, and equipment	(10,637)	(9,985)
Purchase of businesses, net of cash acquired	(750)	(22,728)
Private company equity investments	(1,318)	—

Net cash used in investing activities	(12,082)	(32,389)

Cash flows from financing activities
Repayment of debt	(1,565)	(1,832)
Issuance of debt	1,831	2,813
Repurchase of common stock	(23,895)	(8,074)
Issuance of common stock	14,935	2,971
Transfers to Varian Medical Systems, Inc.	(683)	(466)

Net cash used in financing activities	(9,377)	(4,588)

Effects of exchange rate changes on cash and cash equivalents	5,268	1,754

Net increase in cash and cash equivalents	27,871	27,125
Cash and cash equivalents at beginning of period	135,791	65,145

Cash and cash equivalents at end of period	$163,662	$92,270

Supplemental cash flow information
Income taxes paid, net of refunds received	$5,386	$2,335

Interest paid	$1,184	$1,266

See accompanying Notes to the Unaudited Consolidated Condensed Financial Statements.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1. Unaudited Interim Consolidated Condensed Financial Statements

These unaudited interim consolidated condensed financial statements of Varian, Inc. and its subsidiary companies (collectively, the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The October 3, 2003 balance sheet data was derived from audited financial statements, but does not include all disclosures required in audited financial statements by GAAP. These unaudited interim consolidated condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 2003 filed with the SEC. In the opinion of the Company’s management, the unaudited interim consolidated condensed financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. The results of operations for the fiscal quarter and six months ended April 2, 2004 are not necessarily indicative of the results to be expected for a full year or for any other periods.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Note 2. Description of Business and Basis of Presentation

The Company is a major supplier of scientific instruments and consumable laboratory supplies, vacuum products and services, and contract electronics manufacturing services. These businesses primarily serve life science, industrial, academic, and research customers. Until April 2, 1999, the business of the Company was operated as the Instruments Business (“IB”) of Varian Associates, Inc. (“VAI”). On that date, VAI distributed to the holders of its common stock one share of common stock of the Company and one share of common stock of Varian Semiconductor Equipment Associates, Inc. (“VSEA”), which was formerly operated as the Semiconductor Equipment business of VAI, for each share of VAI (the “Distribution”). At the same time, VAI retained its Health Care Systems business and changed its name to Varian Medical Systems, Inc. (“VMS”).

Note 3. Summary of Significant Accounting Policies

Fiscal Periods. The Company’s fiscal years reported are the 52- or 53-week periods ending on the Friday nearest September 30. Fiscal year 2004 will comprise the 52-week period ending October 1, 2004, and fiscal year 2003 was comprised of the 53-week period ended October 3, 2003. The fiscal quarters and six-month periods ended April 2, 2004 and March 28, 2003 each comprised 13 weeks and 26 weeks, respectively.

Stock-Based Compensation. The Company has adopted the pro forma disclosure provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. (“SFAS”) 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123. Accordingly, the Company applies the intrinsic value method as prescribed by Accounting Principles Board Opinion No. (“APB”) 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its employee stock compensation plans.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

If the Company had elected to recognize compensation cost based on the fair value of options granted under its Omnibus Stock Plan and shares issued under its Employee Stock Purchase Plan (“ESPP”) as prescribed by SFAS 123, net earnings and net earnings per share would have been reduced to the pro forma amounts shown below:

	Fiscal Quarter Ended		Six Months Ended
	April 2, 2004	March 28, 2003	April 2, 2004	March 28, 2003
(in thousands, except per share amounts)
Net earnings:
As reported	$14,694	$13,900	$28,283	$26,587
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(1,455)	(1,921)	(3,072)	(3,724)

Pro forma	$13,239	$11,979	$25,211	$22,863

Net earnings per share:
Basic – as reported	$0.42	$0.41	$0.82	$0.79

Basic – pro forma	$0.38	$0.35	$0.73	$0.68

Diluted – as reported	$0.41	$0.40	$0.79	$0.76

Diluted – pro forma	$0.37	$0.34	$0.70	$0.65

The presentation of pro forma net earnings and net earnings per share does not include the effects of options granted prior to April 2, 1999 and, accordingly, is not necessarily representative of future pro forma calculations.

Comprehensive Income. A summary of the components of the Company’s comprehensive income follows:

	Fiscal Quarter Ended		Six Months Ended
	April 2, 2004	March 28, 2003	April 2, 2004	March 28, 2003
(in thousands)
Net earnings	$14,694	$13,900	$28,283	$26,587
Other comprehensive income:
Currency translation adjustment	1,559	6,074	13,152	11,280
Cash flow hedge fair value adjustments	—	(10)	—	97

Total other comprehensive income	1,559	6,064	13,152	11,377

Total comprehensive income	$16,253	$19,964	$41,435	$37,964

Note 4. Balance Sheet Detail

	April 2, 2004	October 3, 2003
(In thousands)
Inventories
Raw materials and parts	$73,794	$62,809
Work in process	13,358	12,539
Finished goods	54,040	50,301

	$141,192	$125,649

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Note 5. Forward Exchange Contracts

The Company enters into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations on assets and liabilities denominated in non-functional currencies. These contracts are accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. The Company records these contracts at fair value with the related gains and losses recorded in general and administrative expenses. The gains and losses on these contracts are substantially offset by transaction losses and gains on the underlying balance being hedged.

From time to time, the Company also enters into foreign exchange forward contracts to minimize the impact of foreign currency fluctuations on forecasted transactions. These contracts are designated as cash flow hedges under SFAS 133. At April 2, 2004, there were no outstanding foreign exchange forward contracts designated as cash flow hedges of forecasted transactions. During the six months ended April 2, 2004, no foreign exchange gains or losses from hedge ineffectiveness were recognized.

The Company’s foreign exchange forward contracts generally range from one to 12 months in original maturity. A summary of all foreign exchange forward contracts that were outstanding as of April 2, 2004 follows:

	Notional Value Sold	Notional Value Purchased
(in thousands)
Euro	$—	$45,594
Australian dollar	—	10,618
Japanese yen	7,841	—
Canadian dollar	4,633	—
British pound	—	6,157
Swedish krona	712	—

	$13,186	$62,369

Note 6. Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for each of the Company’s reporting segments in the first six months of fiscal year 2004 were as follows:

	Scientific Instruments	Vacuum Technologies	Electronics Manufacturing	Total Company
(in thousands)
Balance as of October 3, 2003	$123,343	$966	$2,102	$126,411
Contingent payments on prior years’ acquisitions	750			750
Other adjustments	12	—	—	12

Balance as of April 2, 2004	$124,105	$966	$2,102	$127,173

As required by SFAS 142, Goodwill and Other Intangible Assets, the Company performs an annual goodwill impairment assessment. This assessment is performed in the second quarter of each fiscal year. In the fiscal quarters ended April 2, 2004 and March 28, 2003, the Company completed its annual impairment tests and determined that there was no impairment of goodwill.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

The following intangible assets have been recorded and are being amortized by the Company:

	April 2, 2004
	Gross	Accumulated Amortization	Net
(in thousands)
Intangible assets
Existing technology	$6,972	$(2,524)	$4,448
Patents and core technology	4,572	(842)	3,730
Trade names and trademarks	2,176	(521)	1,655
Customer lists	5,905	(1,316)	4,589
Other	2,448	(1,112)	1,336

	$22,073	$(6,315)	$15,758

	October 3, 2003
	Gross	Accumulated Amortization	Net
(in thousands)
Intangible assets
Existing technology	$6,972	$(2,075)	$4,897
Patents and core technology	4,572	(632)	3,940
Trade names and trademarks	2,176	(389)	1,787
Customer lists	5,905	(861)	5,044
Other	2,023	(929)	1,094

	$21,648	$(4,886)	$16,762

Amortization expense relating to intangible assets was $0.7 million and $0.6 million during the fiscal quarters ended April 2, 2004 and March 28, 2003, respectively, and $1.4 million and $1.1 million during the six months ended April 2, 2004 and March 28, 2003, respectively. At April 2, 2004, estimated amortization expense for the remainder of fiscal 2004 and for each of the five succeeding fiscal years was as follows:

Estimated Amortization Expense
(in thousands)
Six months ending October 1, 2004	$1,380
Fiscal year 2005	$2,750
Fiscal year 2006	$2,400
Fiscal year 2007	$2,321
Fiscal year 2008	$2,317
Fiscal year 2009	$1,527

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Note 7. Restructuring Activities

During fiscal year 2003, the Company undertook certain restructuring actions to improve efficiency and more closely align employee skill sets and other resources with the Company’s evolving product mix as a result of the Company’s continued emphasis on information rich detection. In addition, actions were undertaken to create a more efficient consumable products operation. These actions primarily impact the Scientific Instruments segment and involve the termination of approximately 160 employees in the Company’s sales and marketing, administration, service, and manufacturing functions, the closure of three sales offices, and the consolidation of three consumable products factories into one in Southern California. Substantially all of these activities were completed during fiscal year 2003 except for the termination of approximately 20 employees, which took place in the second quarter of fiscal year 2004, and the Southern California facility consolidation, which was initiated in the third quarter of fiscal year 2003 and is currently expected to be completed in the fourth quarter of fiscal year 2004. Costs relating to restructuring activities recorded through the second quarter of fiscal year 2004 were included in general and administrative expenses.

The following tables set forth changes in the Company’s liability relating to the foregoing restructuring activities during the first and second quarters of fiscal years 2003 and 2004:

	Fiscal Year 2003
	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at September 27, 2002	$—	$392	$392
Charges to expense	1,482	550	2,032
Cash payments	(772)	(27)	(799)
Foreign currency impacts and other adjustments	(8)	(20)	(28)

Balance at December 27, 2002	702	895	1,597
Charges to expense	—	—	—
Cash payments	(688)	—	(688)
Foreign currency impacts and other adjustments	80	15	95

Balance at March 28, 2003	$94	$910	$1,004

	Fiscal Year 2004
	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at October 3, 2003	$1,172	$1,197	$2,369
Charges to expense	83	78	161
Cash payments	(805)	(127)	(932)
Foreign currency impacts and other adjustments	152	34	186

Balance at January 2, 2004	602	1,182	1,784
Charges to expense	281	116	397
Cash payments	(337)	(123)	(460)
Foreign currency impacts and other adjustments	4	26	30

Balance at April 2, 2004	$550	$1,201	$1,751

Substantially all employee-related balances are expected to be settled before the end of fiscal year 2004. Facilities-related payments are expected to run through fiscal year 2010. The non-cash portion of restructuring costs recorded by the Company in connection with these restructuring actions was not significant, either in the aggregate or for any single period.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

The Company currently anticipates that general and administrative expenses for the second half of fiscal year 2004 will include approximately $3.1 million in pretax costs relating to the consolidation of three consumable products factories into one in Southern California. This amount includes non-cash charges of approximately $2.1 million.

Note 8. Net Earnings Per Share

Basic earnings per share are calculated based on net earnings and the weighted-average number of shares of common stock outstanding during the reported period. Diluted earnings per share include dilution from potential shares of common stock issuable pursuant to the exercise of outstanding stock options determined using the treasury stock method.

For the fiscal quarters ended April 2, 2004 and March 28, 2003, options to purchase 51,874 and 1,179,208 shares, respectively, were excluded from the calculation of diluted earnings per share as their effect was anti-dilutive. For the six months ended April 2, 2004 and March 28, 2003, options to purchase 62,402 and 1,080,718 shares, respectively, were excluded from the calculation of diluted earnings per share as their effect was anti-dilutive.

A reconciliation of weighted-average basic shares outstanding to weighted-average diluted shares outstanding follows:

	Fiscal Quarter Ended		Six Months Ended
	April 2, 2004	March 28, 2003	April 2, 2004	March 28, 2003
(in thousands)
Weighted-average basic shares outstanding	34,663	33,805	34,530	33,864
Net effect of dilutive stock options	1,207	1,083	1,255	1,102

Weighted-average diluted shares outstanding	35,870	34,888	35,785	34,966

Note 9. Debt and Credit Facilities

Credit Facilities. During fiscal year 2002, the Company established a three-year unsecured revolving bank credit facility in the amount of $50.0 million for working capital purposes. No amounts were outstanding under this credit facility as of April 2, 2004. Borrowings under this credit facility bear interest at rates of LIBOR plus 1.25% to 2.0% depending on certain financial ratios of the Company at the time of borrowing. This credit facility contains certain customary covenants that limit future borrowings of the Company and require the maintenance by the Company of certain levels of financial performance. The Company was in compliance with all such covenants and requirements at April 2, 2004. During the second quarter of fiscal 2004, the Company determined that its current liquidity position and the short remaining term of the credit facility no longer justified the cost of maintaining the facility. As a result, the facility was terminated in January 2004.

During fiscal year 2003, the Company established a short-term bank credit facility in Japan in the amount of 300 million yen (approximately $2.9 million at April 2, 2004). The credit facility is available to the Company’s wholly owned Japanese subsidiary for working capital purposes. As of April 2, 2004, an aggregate of 200 million yen (approximately $1.9 million) was outstanding under this credit facility at an annual interest rate of 0.8%, and 100 million yen (approximately $1.0 million) was available for future borrowing. All borrowings outstanding under this credit facility are included in notes payable. This credit facility contains certain covenants that limit future borrowings of the Company from this facility, with which the Company was in compliance at April 2, 2004.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

In addition to these bank credit facilities, as of April 2, 2004, the Company and its subsidiaries had a total of $68.5 million in other uncommitted and unsecured credit facilities for working capital purposes with interest rates to be established at the time of borrowing. No borrowings were outstanding under these credit facilities as of April 2, 2004. All of these credit facilities contain certain customary conditions and events of default, with which the Company was in compliance at April 2, 2004. Of the $68.5 million in uncommitted and unsecured credit facilities, a total of $42.1 million was limited for use by, or in favor of, certain subsidiaries at April 2, 2004, and a total of $25.4 million of this $42.1 million was being utilized in the form of bank guarantees or short-term standby letters of credit. These guarantees and letters of credit related primarily to advance payments or deposits made to the Company’s subsidiaries by customers for which separate liabilities were recorded in the unaudited consolidated condensed financial statements at April 2, 2004. No amounts had been drawn by beneficiaries under these or any other outstanding guarantees or letters of credit as of that date.

Long-term Debt. As of April 2, 2004, the Company had $33.8 million in term loans outstanding compared to $35.0 million at October 3, 2003. As of both April 2, 2004 and October 3, 2003, fixed interest rates on the term loans ranged from 6.7% to 7.2%. The weighted-average interest rate on the term loans was 6.8% at both April 2, 2004 and October 3, 2003. The term loans contain certain covenants that limit future borrowings and the payment of cash dividends and require the maintenance of certain levels of working capital and operating results. The Company was in compliance with all restrictive covenants of the term loan agreements at April 2, 2004. The Company also had other long-term notes payable of $4.2 million as of April 2, 2004 with a weighted-average interest rate of 0.0% and $4.1 million as of October 3, 2003 with a weighted-average interest rate of 0.1%.

The following table summarizes future principal payments on borrowings under long-term debt outstanding as of April 2, 2004:

	Six Months Ending Oct. 1, 2004	Fiscal Years
		2005	2006	2007	2008	2009	Thereafter	Total
(in thousands)
Long-term debt (including current portion)	$1,250	$6,724	$2,500	$2,500	$6,250	$—	$18,750	$37,974

Note 10. Warranty and Indemnification Obligations

Product Warranties. The Company’s products are generally subject to warranties. Liabilities for the estimated future costs of repair or replacement are established and charged to cost of sales at the time the related sale is recognized. The amount of liability to be recorded is based on management’s best estimates of future warranty costs after considering historical and projected product failure rates and product repair costs. Changes in the Company’s estimated liability for product warranty during the six months ended April 2, 2004 and March 28, 2003 follow:

	Six Months Ended
	April 2, 2004	March 28, 2003
(in thousands)
Beginning balance	$10,261	$9,029
Charges to costs and expenses	3,407	2,534
Warranty expenditures	(3,442)	(2,424)

Ending balance	$10,226	$9,139

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

The Company is subject to certain indemnification obligations to VMS (formerly VAI) and VSEA in connection with the IB as conducted by VAI prior to the Distribution. These indemnification obligations cover a variety of aspects of the Company’s business, including, but not limited to, employee, tax, intellectual property, litigation, and environmental matters. The agreements containing these indemnification obligations are disclosed as exhibits to this Quarterly Report on Form 10-Q or the Company’s Annual Report on Form 10-K. The estimated fair value of these indemnities is not considered to be material.

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

As is customary in the Company’s industry and as provided for in local law in the U.S. and other jurisdictions, many of the Company’s standard contracts provide remedies to customers and other third parties with whom the Company enters into contracts, such as defense, settlement, or payment of judgment for intellectual property claims related to the use of its products. From time to time, the Company also agrees to indemnify customers, suppliers, contractors, lessors, lessees, and others with whom it enters into contracts, against combinations of loss, expense, or liability arising from various triggering events related to the sale and the use of the Company’s products and services, the use of their goods and services, the use of facilities and state of Company-owned facilities, and other matters covered by such contracts, usually up to a specified maximum amount. In addition, from time to time, the Company sometimes also agrees to indemnify these parties against claims related to undiscovered liabilities, additional product liability, or environmental obligations. To date, claims made under such indemnification obligations have been insignificant and the estimated fair value of these indemnification obligations is not considered to be material.

Note 11. Stock Repurchase Program

During fiscal year 2002, the Company’s Board of Directors authorized the Company to repurchase up to 1,000,000 shares of its common stock until October 1, 2004. During the fiscal quarter and six months ended April 2, 2004, the Company repurchased and retired 528,952 shares and 588,952 shares, respectively, under this authorization at an aggregate cost of $21.4 million and $23.9 million, respectively. As of April 2, 2004, the Company had remaining authorization for future repurchases of 7,897 shares.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

On May 11, 2004, the Company’s Board of Directors authorized the Company to repurchase up to an additional 1,000,000 shares of its common stock until September 30, 2007.

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

For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further environmental-related activities or to estimate the future costs of such activities if undertaken. As of April 2, 2004, it was nonetheless estimated that the Company’s share of the future exposure for environmental-related costs for these sites and facilities ranged in the aggregate from $1.7 million to $4.8 million (without discounting to present value). The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 30 years as of April 2, 2004. No amount in the foregoing range of estimated future costs is believed to be more probable of being incurred than any other amount in such range, and the Company therefore had an accrual of $1.7 million as of April 2, 2004.

As to certain sites and facilities, sufficient knowledge has been gained to be able to better estimate the scope and certain costs of future environmental-related activities. As of April 2, 2004, it was estimated that the Company’s share of the future exposure for these environmental-related costs for these sites and facilities ranged in the aggregate from $5.6 million to $11.9 million (without discounting to present value). The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 27 years as of April 2, 2004. As to each of these sites and facilities, it was determined that a particular amount within the range of certain estimated costs was a better estimate of the future environmental-related cost than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. Together, the undiscounted amounts for these sites totaled $7.0 million at April 2, 2004. The Company therefore had an accrual of $4.6 million as of April 2, 2004, which represents the best estimate of its share of these future environmental-related costs discounted at 4%, net of inflation. This accrual is in addition to the $1.7 million described in the preceding paragraph.

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

An insurance company has agreed to pay a portion of certain of VAI’s (now VMS’) future environmental-related costs for which the Company has an indemnification obligation, and the Company therefore has a short-term receivable of $0.2 million in accounts receivable and a $1.2 million receivable in other assets as of April 2, 2004 for the Company’s share of such recovery. The Company has not reduced any environmental-related liability in anticipation of recoveries from third parties.

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

Note 13. Defined Benefit Retirement Plans

Net Periodic Pension Cost. The components of net periodic pension cost relating to the Company’s defined benefit retirement plans follow:

	Fiscal Quarter Ended		Six Months Ended
	April 2, 2004	March 28, 2003	April 2, 2004	March 28, 2003
(in thousands)
Service cost	$725	$537	$1,449	$1,073
Interest cost	749	642	1,499	1,285
Expected return on plan assets	(711)	(694)	(1,423)	(1,387)
Amortization of prior service cost and actuarial gains and losses	156	92	313	183

Net periodic pension cost	$919	$577	$1,838	$1,154

Employer Contributions. During the six months ended April 2, 2004, the Company made contributions totaling $0.9 million to its defined benefit retirement plans. The Company currently anticipates contributing an additional $1.4 million to these plans in the second half of fiscal year 2004.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Note 14. Industry Segments

The Company’s operations are grouped into three business segments: Scientific Instruments, Vacuum Technologies, and Electronics Manufacturing. The Scientific Instruments segment designs, develops, manufactures, sells, and services equipment and consumable laboratory supplies for a broad range of life science and chemical analysis applications requiring identification, quantification, and analysis of the composition or structure of liquids, solids, or gases. The Vacuum Technologies segment designs, develops, manufactures, sells, and services high-vacuum pumps, leak detection equipment, and related products and services used to create, contain, control, measure, and test vacuum environments in a broad range of life science, industrial, and scientific applications requiring ultra-clean or high-vacuum environments. The Electronics Manufacturing segment provides contract electronics manufacturing services, including design, support, manufacturing, and post-manufacturing services, of electronic assemblies and subsystems for a wide range of customers, in particular small- and medium-sized companies with low- to medium-volume, high-mix requirements. These segments were determined based on how management views and evaluates the Company’s operations.

General corporate costs include shared costs of legal, tax, accounting, human resources, real estate, information technology, treasury, insurance, and other management costs. A portion of the indirect and common costs has been allocated to the segments through the use of estimates. Also, transactions between segments are accounted for at cost and are not included in sales. Accordingly, the following information is provided for purposes of achieving an understanding of operations, but might not be indicative of the financial results of the reported segments were they independent organizations. In addition, comparisons of the Company’s operations to similar operations of other companies might not be meaningful.

	Sales		Pretax Earnings
	Fiscal Quarter Ended		Fiscal Quarter Ended
	April 2, 2004	March 28, 2003	April 2, 2004	March 28, 2003
(in millions)
Scientific Instruments	$149.9	$135.6	$14.2	$14.5
Vacuum Technologies	38.4	28.2	6.8	3.3
Electronics Manufacturing	44.4	40.9	4.3	5.0

Total industry segments	232.7	204.7	25.3	22.8
General corporate	—	—	(2.9)	(1.5)
Interest income	—	—	0.8	0.4
Interest expense	—	—	(0.6)	(0.6)

Total	$232.7	$204.7	$22.6	$21.1

	Sales		Pretax Earnings
	Six Months Ended		Six Months Ended
	April 2, 2004	March 28, 2003	April 2, 2004	March 28, 2003
(in millions)
Scientific Instruments	$284.1	$259.9	$26.9	$27.6
Vacuum Technologies	69.7	57.6	11.6	7.8
Electronics Manufacturing	91.4	82.9	9.4	9.7

Total industry segments	445.2	400.4	47.9	45.1
General corporate	—	—	(4.5)	(3.6)
Interest income	—	—	1.3	0.6
Interest expense	—	—	(1.2)	(1.2)

Total	$445.2	$400.4	$43.5	$40.9

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Note 15. Recent Accounting Pronouncements

In December 2003, the FASB issued SFAS 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106. As revised, SFAS 132 does not change the measurement or recognition of those plans; rather, it requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit plans and other postretirement benefit plans. The Company adopted the new disclosure requirements of SFAS 132 as revised, which were effective for interim periods beginning after December 15, 2003, in the second quarter of fiscal year 2004.

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

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) introduced a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans. In January 2004, the FASB issued FASB Staff Position No. (“FSP”) FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. FSP FAS 106-1 permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to retirees to make a one-time election to defer accounting for the effects of the Act if there is insufficient data, time or guidance available to ensure appropriate accounting. The guidance in FSP FAS 106-1 is effective for interim or annual financial statements relating to fiscal years ending after December 7, 2003. The Company has elected to defer accounting for any effects of the Act pending the issuance of further authoritative guidance on the accounting for the Act and its effect, if any, on our financial condition or results of operations. Therefore, the accompanying unaudited consolidated condensed financial statements do not reflect any effects of the Act.

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

Other risks and uncertainties include, but are not limited to, the following: whether we will succeed in new product development, commercialization, performance, and acceptance, particularly in life science applications; whether we can achieve continued growth in sales in life science applications; risks arising from the timing of shipments, installations, and the recognition of revenues on leading-edge nuclear magnetic resonance (“NMR”) systems; whether we can increase profit margins on newer leading-edge NMR products; whether we will see continued demand for vacuum products and for electronics manufacturing services; competitive products and pricing; economic conditions in our product and geographic markets; whether we will see continued and timely delivery of key raw materials and components by suppliers, including magnets for our NMR systems; foreign currency fluctuations that could adversely impact revenue growth and earnings; whether we will see sustained market investment in capital equipment; whether we will see reduced demand from customers that operate in cyclical industries; whether government funding for research might decline; the actual cost of anticipated restructuring activities and their impact on future costs; and other risks detailed from time to time in our filings with the Securities and Exchange Commission (the “SEC”). You should carefully consider those risks, in addition to the other information in this Report and in our other filings with the SEC, before deciding to invest in our stock or to maintain or change your investment. We disclaim any intent or obligation to update publicly any forward-looking statements, whether in response to new information, future events, or otherwise.

Results of Operations

Second Quarter of Fiscal Year 2004 Compared to Second Quarter of Fiscal Year 2003

Segment Results

Our operations are grouped into three reportable business segments: Scientific Instruments, Vacuum Technologies, and Electronics Manufacturing. The following table presents comparisons of our sales and operating earnings for each of our segments and in total for the second quarters of fiscal years 2004 and 2003:

	Fiscal Quarter Ended
	April 2, 2004		March 28, 2003		Increase (Decrease)
	$	% of Sales	$	% of Sales	$	%
(dollars in millions)
Sales by Segment:
Scientific Instruments	$149.9		$135.6		$14.3	10.6%
Vacuum Technologies	38.4		28.2		10.2	36.5
Electronics Manufacturing	44.4		40.9		3.5	8.4

Total company	$232.7		$204.7		$28.0	13.7%

Operating Earnings by Segment:
Scientific Instruments	$14.2	9.5%	$14.5	10.7%	$(0.3)	(2.2%)
Vacuum Technologies	6.8	17.6	3.3	11.9	3.5	101.2
Electronics Manufacturing	4.3	9.7	5.0	12.2	(0.7)	(14.3)

Total segments	25.3	10.8	22.8	11.2	2.5	10.3
General corporate	(2.9)	(1.2)	(1.5)	(0.8)	(1.4)	77.0

Total company	$22.4	9.6%	$21.3	10.4%	$1.1	5.3%

Scientific Instruments. The increase in Scientific Instruments sales was primarily attributable to higher volume, particularly in Europe and North America. To a lesser extent, the weaker U.S. dollar also contributed to the increase in sales, principally in Europe. General economic improvement and increased customer demand for our newer products drove higher sales volume in both life science and industrial applications.

Scientific Instruments operating earnings for the second quarter of fiscal year 2004 reflect pretax restructuring costs of $0.4 million. These restructuring costs related to initial activities undertaken to consolidate three consumable products factories into one in Southern California ($0.1 million) and employee severance-related costs to more closely align employee skill sets with our evolving product mix ($0.3 million). Excluding the impact of these restructuring costs, the decrease in operating earnings as a percentage of sales resulted primarily from lower gross profit margins, which were adversely affected by a mix shift toward lower margin high-field NMR systems and leading-edge cold probes for NMR and away from higher margin low-field NMR systems, and by higher sales and marketing costs. Margins on cold probes, which are state-of-the-art products, are expected to improve as we progress along the learning curve in producing, installing, and supporting this breakthrough technology; however, they will continue to have some adverse impact on gross profit margins over the remainder of fiscal year 2004. Sales and marketing costs were higher as a percentage of sales due to higher order-based commissions and the weaker U.S. dollar, which increased costs for most non-U.S. operations. As a percentage of sales, the decrease in operating earnings from these factors was partially offset by stronger sales of higher margin mass spectrometry products and application-based consumable products.

Vacuum Technologies. The increase in Vacuum Technologies sales resulted primarily from an increase in the volume of products sold into both life science and industrial applications. In life science applications, sales growth was driven by increased demand for turbomolecular pumps for use in OEM mass spectrometers. Industrial sales growth came primarily from higher demand from semiconductor applications, but demand for pumps for broad industrial uses also increased during the second quarter of fiscal year 2004. To a lesser extent, the weaker U.S. dollar also contributed to the increase in sales, particularly in Europe. The increase in Vacuum Technologies operating earnings as a percentage of sales was primarily attributable to higher gross profit margins due to sales volume leverage, partially offset by higher operating costs outside of the United States due in part to the impact of the weaker U.S. dollar on operating costs.

Electronics Manufacturing. The increase in Electronics Manufacturing sales was primarily due to higher volume from industrial customers as well as approximately $3 million in revenues from new customers obtained through an acquisition completed during the third quarter of fiscal year 2003. The decrease in Electronics Manufacturing operating earnings as a percentage of sales was primarily due to higher start-up costs relating to new business from existing customers in the second quarter of fiscal year 2004.

Consolidated Results

The following table presents comparisons of our sales and other selected consolidated financial results for the second quarters of fiscal years 2004 and 2003:

	Fiscal Quarter Ended				Increase (Decrease)
	April 2, 2004		March 28, 2003
	$	% of Sales	$	% of Sales	$	%
(dollars in millions, except per share data)
Sales	$232.7	100.0%	$204.6	100.0%	$28.1	13.7%

Gross profit	$88.4	38.0	$78.3	38.3	$10.1	13.0

Operating expenses:
Sales and marketing	40.6	17.5	34.5	16.9	6.1	17.8
Research and development	12.7	5.4	11.1	5.4	1.6	14.1
General and administrative	12.7	5.5	11.4	5.6	1.3	11.4

Total operating expenses	66.0	28.4	57.0	27.9	9.0	15.8

Operating earnings	22.4	9.6	21.3	10.4	1.1	5.3
Interest income	0.8	0.3	0.4	0.2	0.4	109.7
Interest expense	(0.6)	(0.2)	(0.6)	(0.3)	—	3.8
Income tax expense	(7.9)	(3.4)	(7.2)	(3.5)	(0.7)	10.2

Net earnings	$14.7	6.3%	$13.9	6.8%	$0.8	5.7%

Net earnings per diluted share	$0.41		$0.40		$0.01

Sales. As shown above, sales by the Scientific Instruments, Vacuum Technologies, and Electronics Manufacturing segments increased by 10.6%, 36.5%, and 8.4%, respectively, compared to the prior-year quarter. The improvement in sales was primarily attributable to the general economic improvement and continued acceptance of our newer products.

Geographically, sales in North America of $121.6 million, Europe of $72.0 million, and the rest of the world of $39.1 million in the second quarter of fiscal year 2004 represented increases (decreases) of 16.2%, 21.3%, and (3.7%), respectively, compared to the second quarter of fiscal year 2003. All three segments experienced an increase in sales across all major geographic regions that they served except for Scientific Instruments sales into the Pacific Rim, which decreased. This decrease in sales in the Pacific Rim was due to higher sales of high-field NMR systems into that region in the second quarter of fiscal year 2003. This decrease was partially offset by continued growth in sales of other Scientific Instruments and Vacuum Technologies products into the Pacific Rim and higher Scientific Instruments sales into Latin America. The increase in North America sales was due to higher demand in all three of our segments. The increase in Europe was driven by improved Scientific Instruments and Vacuum Technologies sales; in part, this reflects the currency effect of the stronger Euro in the second quarter of fiscal year 2004.

Gross Profit. The decrease in gross profit percentage resulted from a mix shift toward lower margin high-field NMR systems and NMR cold probes and away from higher margin low-field NMR systems in the second quarter of fiscal year 2004. Higher start-up costs relating to new business from existing customers and a mix shift toward some lower margin industrial equipment products in the Electronics Manufacturing segment also contributed to the decrease. Together, these factors reduced the gross profit percentage by approximately one percent. The decrease due to these factors was partially offset by stronger sales of higher margin mass spectrometry products and application-based consumable products.

Sales and Marketing. The increase in sales and marketing expenses as a percentage of sales resulted primarily from higher order-based commissions and the weaker U.S. dollar, which increased costs for most of our non-U.S. operations.

Research and Development. Research and development expenses were 5.4% of sales, which is consistent with our plan to increase our research and development spending generally in line with sales increases. This spending was primarily directed to our continued focus within the Scientific Instruments and Vacuum Technologies segments on new product development with an emphasis on information rich detection for both life science and industrial applications.

Restructuring Activities. During fiscal year 2003, we undertook certain restructuring actions to improve efficiency and more closely align employee skill sets and other resources with our evolving product mix as a result of our continued emphasis on information rich detection. In addition, actions were undertaken to create a more efficient consumable products operation. These actions primarily impact the Scientific Instruments segment and involve the termination of approximately 160 employees in our sales and marketing, administration, service, and manufacturing functions, the closure of three sales offices, and initial steps to consolidate three consumable products factories into one in Southern California. Substantially all of these activities were completed during fiscal year 2003 except for the termination of approximately 20 employees, which took place in the second quarter of fiscal year 2004, and the Southern California facility consolidation, which was initiated in the third quarter of fiscal year 2003 and is currently expected to be completed in the fourth quarter of fiscal year 2004. Costs relating to restructuring activities recorded through the second quarter of fiscal year 2004 were included in general and administrative expenses.

The following tables set forth changes in the Company’s liability relating to the foregoing restructuring activities during the second quarters of fiscal years 2003 and 2004:

	Fiscal Quarter Ended March 28, 2003
	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at December 27, 2002	$702	$895	$1,597
Charges to expense	—	—	—
Cash payments	(688)	—	(688)
Foreign currency impacts and other adjustments	80	15	95

Balance at March 28, 2003	$94	$910	$1,004

	Fiscal Quarter Ended April 2, 2004
	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at January 2, 2004	$602	$1,182	$1,784
Charges to expense	281	116	397
Cash payments	(337)	(123)	(460)
Foreign currency impacts and other adjustments	4	26	30

Balance at April 2, 2004	$550	$1,201	$1,751

Substantially all employee-related balances are expected to be settled before the end of fiscal year 2004. Facilities-related payments are expected to run through fiscal year 2010. The non-cash portion of restructuring costs recorded in the second quarters of fiscal years 2003 and 2004 was not significant, either in the aggregate or for any single period presented.

We currently anticipate that general and administrative expenses for the second half of fiscal year 2004 will include approximately $3.1 million in pretax costs relating to the consolidation of three consumable products factories into one in Southern California. This amount is expected to include non-cash charges of approximately $2.1 million.

When they were initiated during fiscal year 2003, we estimated that the foregoing restructuring activities would eventually result in a reduction in annual operating expenses of approximately $9 million-$11 million, primarily in selling, general, and administrative expenses and, to a lesser extent, in cost of sales. Some of these cost savings have been and will continue to be reinvested into other parts of our business, for example, as part of our continued emphasis on information rich detection. In addition, unrelated cost increases in other areas of our operations such as corporate compliance costs could offset some of these cost savings. Although it is difficult to quantify with any precision our actual cost savings to date from these still-ongoing activities, we currently believe that the ultimate savings realized will not differ materially from our initial estimate.

Taxes on Earnings. The effective income tax rate was 35.0% for the second quarter of fiscal year 2004 compared to 34.1% for the second quarter of fiscal year 2003. In the second quarter of fiscal year 2003, we lowered our estimated effective tax rate for the full fiscal year 2003 from 36.0% to 35.0%, primarily due to a reduction in tax rates and higher than expected tax credits in certain foreign jurisdictions. This lowering of the estimated effective tax rate resulted in a tax benefit in that quarter as tax expense recorded in the first quarter of fiscal year 2003 was adjusted currently to reflect the new rate.

Net Earnings. Net earnings for the second quarter of fiscal year 2004 reflect the impact of $0.4 million in pretax restructuring costs. Excluding the impact of these restructuring costs, the increase in net earnings resulted primarily from increased sales in all three of our segments.

With respect to consolidated results for the remainder of fiscal year 2004, we expect high single-digit revenue growth for both the third quarter of fiscal year 2004 and the full fiscal year compared to the same periods in the prior fiscal year. On a GAAP basis, operating margins are expected to be between 9.0% and 9.5% in the third quarter of fiscal year 2004 and between 9.3% and 9.8% for the full fiscal year. GAAP net earnings per diluted share are expected to be between $0.35 and $0.38 for the third quarter of fiscal year 2004 and between $1.52 and $1.62 for the full fiscal year. These projected GAAP operating margins and GAAP net earnings per diluted share include approximately $3.5 million in anticipated pretax costs relating to the consolidation of three consumable products factories into one in Southern California, of which $0.4 million was incurred in the first half of fiscal year 2004. The approximately $3.1 million expected to be incurred in the second half of the fiscal year 2004 includes approximately $2.1 million in anticipated non-cash charges. The projected GAAP operating margins and GAAP net earnings per diluted share also include approximately $0.7 million and $2.8 million in anticipated pretax intangible asset amortization during the third quarter of fiscal year 2004 and for the full fiscal year, respectively.

First Six Months of Fiscal Year 2004 Compared to First Six Months of Fiscal Year 2003

Segment Results

The following table presents comparisons of our sales and operating earnings for each of our segments and in total for the first six months of fiscal years 2004 and 2003:

	Six Months Ended
	April 2, 2004		March 28, 2003		Increase (Decrease)
	$	% of Sales	$	% of Sales	$	%
(dollars in millions)
Sales by Segment:
Scientific Instruments	$284.1		$259.9		$24.2	9.3%
Vacuum Technologies	69.7		57.6		12.1	21.2
Electronics Manufacturing	91.4		82.9		8.5	10.3

Total company	$445.2		$400.4		$44.8	11.2%

Operating Earnings by Segment:
Scientific Instruments	$26.9	9.5%	$27.6	10.6%	$(0.7)	(2.3%)
Vacuum Technologies	11.6	16.6	7.8	13.6	3.8	48.1
Electronics Manufacturing	9.4	10.3	9.7	11.7	(0.3)	(3.6)

Total segments	47.9	10.8	45.1	11.3	2.8	6.2
General corporate	(4.5)	(1.1)	(3.6)	(0.9)	(0.9)	26.3

Total company	$43.4	9.7%	$41.5	10.4%	$1.9	4.4%

Scientific Instruments. The increase in Scientific Instruments sales was primarily attributable to higher volume, particularly in North America and Europe. To a lesser extent, the weaker U.S. dollar also contributed to the increase in sales, principally in Europe. General economic improvement and increased customer demand for our newer products drove increased sales in both life science and industrial applications.

Scientific Instruments operating earnings reflect pretax restructuring costs of $0.6 million and $1.6 million in the first six months of fiscal years 2004 and 2003, respectively. The restructuring costs incurred in the first six months of fiscal year 2004 related to initial activities undertaken to consolidate three consumable products factories into one in Southern California ($0.2 million) and employee severance-related costs to more closely align employee skill sets with our evolving product mix ($0.4 million). The restructuring costs incurred in the first six months of fiscal year 2003 were comprised of employee severance-related costs to improve efficiency and more closely align employee skill sets with our evolving product mix as we continued to emphasize products targeted toward life science applications ($1.5 million) and costs relating to the closure of a sales office ($0.1 million). Excluding the impact of these restructuring costs, the decrease in operating earnings resulted primarily from lower gross profit margins, which were adversely affected by a mix shift toward lower margin high-field NMR systems and leading-edge cold probes for NMR and away from higher margin low-field NMR systems, and by higher sales and marketing costs. Sales and marketing costs were higher as a percentage of sales due to higher order-based commissions and the weaker U.S. dollar, which increased costs for most non-U.S. operations. As a percentage of sales, the decrease in operating earnings from these factors was partially offset by stronger sales of higher margin mass spectrometry products and application-based consumable products.

Vacuum Technologies. The sales increase in Vacuum Technologies resulted primarily from an increase in the volume of products sold into both life science and industrial applications. In life science applications, sales growth was driven by increased demand for turbomolecular pumps for use in OEM mass spectrometers. Industrial sales growth came primarily from higher demand from semiconductor applications. To a lesser extent, the weaker U.S. dollar also contributed to the increase in sales, particularly in Europe. The increase in Vacuum Technologies operating earnings as a percentage of sales was primarily attributable to higher gross profit margins due to sales volume leverage, partially offset by higher operating costs outside of the United States due in part to the impact of the weaker U.S. dollar on operating costs.

Electronics Manufacturing. The increase in Electronics Manufacturing sales was primarily due to higher volume from industrial customers as well as approximately $6 million in revenues from new customers obtained through an acquisition completed during the third quarter of fiscal year 2003. The decrease in Electronics Manufacturing operating earnings as a percentage of sales was primarily due to higher start-up costs relating to new business from existing customers and a mix shift toward some lower margin industrial equipment products in the first six months of fiscal year 2004.

Consolidated Results

The following table presents comparisons of our sales and other selected consolidated financial results for the first six months of fiscal years 2004 and 2003:

	Six Months Ended
	April 2, 2004		March 28, 2003		Increase (Decrease)
	$	% of Sales	$	% of Sales	$	%
(dollars in millions, except per share data)
Sales	$445.2	100.0%	$400.4	100.0%	$44.8	11.2%

Gross profit	$168.2	37.8	$154.7	38.6	$13.5	8.8

Operating expenses:
Sales and marketing	77.8	17.5	68.2	17.0	9.6	14.1
Research and development	23.8	5.4	22.0	5.5	1.8	8.4
General and administrative	23.2	5.2	23.0	5.7	0.2	1.0

Total operating expenses	124.8	28.1	113.2	28.2	11.6	10.3

Operating earnings	43.4	9.7	41.5	10.4	1.9	4.4
Interest income	1.4	0.3	0.6	0.1	0.8	112.4
Interest expense	(1.2)	(0.2)	(1.2)	(0.3)	—	(3.8)
Income tax expense	(15.2)	(3.4)	(14.3)	(3.6)	(0.9)	6.4

Net earnings	$28.3	6.4%	$26.6	6.6%	$1.8	6.4%

Net earnings per diluted share	$0.79		$0.76		$0.03

Sales. As shown above, sales by the Scientific Instruments, Vacuum Technologies, and Electronics Manufacturing segments increased by 9.3%, 21.2%, and 10.3%, respectively, compared to the prior-year period. The improvement in sales was primarily attributable to the general economic improvement and continued acceptance of our newer products.

Geographically, sales in North America of $241.7 million, Europe of $131.9 million, and the rest of the world of $71.7 million in the first six months of fiscal year 2004 represented increases of 12.6%, 13.0%, and 3.9%, respectively, compared to the first six months of fiscal year 2003. All three segments experienced an increase in sales across all major geographic regions that they served except for Scientific Instruments sales into the Pacific Rim, which decreased. This decrease in sales in the Pacific Rim was due to higher sales of high-field NMR systems into that region in the first six months of fiscal year 2003. This decrease was partially offset by continued growth in sales of other Scientific Instruments and Vacuum Technologies products into the Pacific Rim and higher Scientific Instruments sales into Latin America. The increase in North America sales was due to higher demand for products from all three segments. The increase in Europe was driven by improved Scientific Instruments and Vacuum Technologies sales; in part, this reflects the currency effect of the stronger Euro in the second quarter of fiscal year 2004.

Gross Profit. The decrease in gross profit percentage resulted from a mix shift toward lower margin high-field NMR systems and NMR cold probes and away from higher margin low-field NMR systems in the first six months of fiscal year 2004. Higher start-up costs relating to new business from existing customers and a mix shift toward some lower margin industrial equipment products in the Electronics Manufacturing segment also contributed to the decrease. Together, these factors reduced the gross profit percentage by between one-half and one percent. However, stronger sales of higher margin mass spectrometry products and application-based consumable products partially offset the decrease due to these factors.

Sales and Marketing. The increase in sales and marketing expenses as a percentage of sales resulted primarily from higher order-based commissions and the weaker U.S. dollar, which increased costs for most of our non-U.S. operations.

Research and Development. Research and development expenses were 5.4% and 5.5% of sales in the first six months of fiscal years 2004 and 2003, respectively, which is consistent with our plan to increase our research and development spending generally in line with sales increases. This spending was primarily directed to our continued focus within the Scientific Instruments and Vacuum Technologies segments on new product development with an emphasis on information rich detection for both life science and industrial applications.

General and Administrative. General and administrative expenses for the first six months of fiscal year 2003 included $2.0 million in pretax restructuring costs, compared to $0.6 million in the first six months of fiscal year 2004. Excluding the impact of these costs, general and administrative expenses were 5.1% and 5.2% of sales in the first six months of the fiscal years 2004 and 2003, respectively.

Restructuring Activities. During fiscal year 2003, we undertook certain restructuring actions to improve efficiency and more closely align employee skill sets and other resources with our evolving product mix as a result of our continued emphasis on information rich detection. In addition, actions were undertaken to create a more efficient consumable products operation. These actions primarily impact the Scientific Instruments segment and involve the termination of approximately 160 employees principally in our sales and marketing, administration, service, and manufacturing functions, the closure of three sales offices, and the consolidation of three consumable products factories into one in Southern California. Substantially all of these activities were completed during fiscal year 2003 except for the termination of approximately 20 employees, which took place in the second quarter of fiscal year 2004, and the Southern California facility consolidation, which was initiated in the third quarter of fiscal year 2003 and is currently expected to be completed in the fourth quarter of fiscal year 2004. Costs relating to restructuring activities recorded through the second quarter of fiscal year 2004 were included in general and administrative expenses.

The following tables set forth changes in the Company’s liability relating to the foregoing restructuring activities during the first six months of fiscal years 2003 and 2004:

	Six Months Ended March 28, 2003
	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at September 27, 2002	$—	$392	$392
Charges to expense	1,482	550	2,032
Cash payments	(1,460)	(27)	(1,487)
Foreign currency impacts and other adjustments	72	(5)	67

Balance at March 28, 2003	$94	$910	$1,004

	Six Months Ended April 2, 2004
	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at October 3, 2003	$1,172	$1,197	$2,369
Charges to expense	364	194	558
Cash payments	(1,142)	(250)	(1,392)
Foreign currency impacts and other adjustments	156	60	216

Balance at April 2, 2004	$550	$1,201	$1,751

The non-cash portion of restructuring costs recorded in the first six months of fiscal years 2003 and 2004 was not significant, either in the aggregate or for any single period presented.

Net Earnings. Net earnings reflect the impact of $0.6 million and $2.0 million in pretax restructuring costs in the first six months of fiscal years 2004 and 2003, respectively. Excluding the impact of these restructuring costs, the increase in net earnings resulted primarily from increased sales in all three of our segments.

Liquidity and Capital Resources

We generated $44.1 million of cash from operating activities in the first six months of fiscal year 2004, which compares to $62.3 million generated in the first six months of fiscal year 2003. The decrease in cash from operating activities resulted primarily from a larger increase in inventory levels and a smaller increase in accrued liabilities during the first six months of fiscal year 2004 as compared to the first six months of fiscal year 2003. The larger increase in inventory during the first six months of fiscal year 2004 was the result of higher sales and order volume for our products, which led us to maintain more inventory, and the timing of magnet purchases and deliveries for NMR systems. The smaller increase in accrued liabilities was primarily due to the receipt of several significant contract advances from customers during the first six months of fiscal year 2003.

We used $12.1 million of cash for investing activities in the first six months of fiscal year 2004, which compares to $32.4 million used in the first six months of fiscal year 2003. The decrease in cash used for investing activities was due to the acquisition of the non-clinical, drugs of abuse testing business of Roche Diagnostics Corporation in the first six months of fiscal year 2003. No significant acquisition-related cash payments were made in the first six months of fiscal year 2004.

We used $9.4 million of cash for financing activities in the first six months of fiscal year 2004, which compares to $4.6 million used in the first six months of fiscal year 2003. The increase in cash used for financing activities in the first six months of fiscal year 2004 was primarily due to higher cash expenditures to repurchase common stock (which was then retired). The increased level of stock repurchases in the first half of fiscal year 2004 was the result of an effort to utilize excess cash to offset increases in our outstanding common shares due to higher stock option exercise volume. The impact of these stock repurchases on our cash balance was partially offset by higher proceeds from the issuance of common stock pursuant to stock option exercises.

During fiscal year 2002, we established a three-year unsecured revolving bank credit facility in the amount of $50.0 million for working capital purposes. No amounts were outstanding under this credit facility as of April 2, 2004. Borrowings under this credit facility bear interest at rates of LIBOR plus 1.25% to 2.0% depending on certain of our financial ratios at the time of borrowing. This credit facility contains certain customary covenants that limit future borrowings and require us to maintain certain levels of financial performance. We were in compliance with all such covenants and requirements at April 2, 2004. During the second quarter of fiscal 2004, we determined that our current liquidity position and the short remaining term of the credit facility no longer justified the cost of maintaining the facility. As a result, the facility was terminated in January 2004.

During fiscal year 2003, we established a short-term bank credit facility in Japan in the amount of 300 million yen (approximately $2.9 million at April 2, 2004). The credit facility is available to our wholly owned Japanese subsidiary for working capital purposes. As of April 2, 2004, an aggregate of 200 million yen (approximately $1.9 million) was outstanding under this credit facility at an annual interest rate of 0.8%, and 100 million yen (approximately $1.0 million) was available for future borrowing. This credit facility contains certain covenants that limit future borrowings under this facility, with which we were in compliance at April 2, 2004.

In addition to these bank credit facilities, as of April 2, 2004, we had a total of $68.5 million in other uncommitted and unsecured credit facilities for working capital purposes with interest rates to be established at the time of borrowing. No borrowings were outstanding under these credit facilities as of April 2, 2004. All of these credit facilities contain certain customary conditions and events of default, with which we were in compliance at April 2, 2004. Of the $68.5 million in uncommitted and unsecured credit facilities, a total of $42.1 million was limited for use by, or in favor of, certain subsidiaries at April 2, 2004, and a total of $25.4 million of this $42.1 million was being utilized in the form of bank guarantees or short-term standby letters of credit. These guarantees and letters of credit related primarily to advance payments or deposits made to our subsidiaries by customers for which separate liabilities were recorded in the unaudited consolidated condensed financial statements at April 2, 2004. No amounts had been drawn by beneficiaries under these or any other outstanding guarantees or letters of credit as of that date.

As of April 2, 2004, we had $33.8 million in term loans outstanding compared to $35.0 million at October 3, 2003. As of both April 2, 2004 and October 3, 2003, fixed interest rates on the term loans ranged from 6.7% to 7.2%. The weighted-average interest rate on the term loans was 6.8% at both April 2, 2004 and October 3, 2003. The term loans contain certain covenants that limit future borrowings and the payment of cash dividends and require the maintenance of certain levels of working capital and operating results. We were in compliance with all restrictive covenants of the term loan agreements at April 2, 2004. We also had other long-term notes payable of $4.2 million as of April 2, 2004 with a weighted-average interest rate of 0.0% and $4.1 million as of October 3, 2003 with a weighted-average interest rate of 0.1%.

In connection with an acquisition completed during fiscal year 2003, we have accrued but not yet paid a portion of the purchase price amount that has been retained to secure the seller’s indemnification obligations. This retained amount, which is due to be paid during the third quarter of fiscal year 2004 (net of any indemnification claims), totaled approximately $0.1 million at April 2, 2004. In addition to this retained payment, we are, from time to time, obligated to pay additional cash purchase price amounts in the event that contingent financial or operational milestones are met by acquired businesses. As of April 2, 2004, up to a maximum of $9.8 million could be payable through fiscal year 2006 under these contingent consideration arrangements. Any contingent payments made will be recorded as additional goodwill at the time they are earned.

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

As of April 2, 2004, we had cancelable commitments to a contractor for capital expenditures totaling approximately $5 million relating to the ongoing consolidation of three consumable products factories into one in Southern California. In the event that these commitments are canceled for reasons other than the contractor’s default, we may be responsible for reimbursement of actual costs incurred by the contractor. We had no material non-cancelable commitments for capital expenditures as of April 2, 2004. In the aggregate, we currently anticipate that our capital expenditures will be between $15 million and $20 million during the second half of fiscal year 2004.

Our liquidity is affected by many other factors, some based on the normal ongoing operations of the business and others related to the uncertainties of the industries in which we compete and global economies. Although our cash requirements will fluctuate based on the timing and extent of these factors, we believe that cash generated from operations, together with our current cash balance and borrowing capability, will be sufficient to satisfy commitments for capital expenditures and other cash requirements for the next 12 months.

Contractual Obligations and Other Commercial Commitments

The following table summarizes future principal payments on outstanding debt and minimum rentals due for certain facilities and other leased assets under long-term, non-cancelable operating leases as of April 2, 2004:

	Six Months Ending Oct. 1, 2004		Fiscal Years
		2005	2006	2007	2008	2009	Thereafter	Total
(in thousands)
Operating leases	$4,736	$6,211	$3,635	$2,527	$2,122	$1,904	$25,710	$46,845
Notes payable	1,915	—	—	—	—	—	—	1,915
Long-term debt (including current portion)	1,250	6,724	2,500	2,500	6,250	—	18,750	37,974

Total contractual cash obligations	$7,901	$12,935	$6,135	$5,027	$8,372	$1,904	$44,460	$86,734

In addition to the non-cancelable contractual obligations included in the above table and the cancelable commitments for capital expenditures of approximately $5 million described under Liquidity and Capital Resources above, we had cancelable commitments to purchase certain superconducting magnets intended for use with leading-edge NMR systems totaling approximately $32.2 million, net of deposits paid, as of April 2, 2004. In the event that these commitments are canceled for reasons other than the supplier’s default, we may be responsible for reimbursement of actual costs incurred by the supplier.

As of April 2, 2004, we did not have any off-balance sheet commercial commitments that could result in a significant cash outflow upon the occurrence of some contingent event, except for contingent payments of up to a maximum of $9.8 million related to acquisitions as discussed under Liquidity and Capital Resources above, the specific timing and amounts of which are not currently determinable.

Recent Accounting Pronouncements

In December 2003, the FASB issued SFAS 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106. As revised, SFAS 132 does not change the measurement or recognition of those plans; rather, it requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit plans and other postretirement benefit plans. We adopted the new disclosure requirements of SFAS 132 as revised, which were effective for interim periods beginning after December 15, 2003, in the second quarter of fiscal year 2004.

In December 2003, the SEC issued SAB 104, Revenue Recognition, which supercedes SAB 101, Revenue Recognition in Financial Statements. SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements that was superceded as a result of the issuance of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Additionally, SAB 104 rescinds the SEC’s FAQ issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 differs from SAB 101 to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. We adopted the provisions of SAB 101 in fiscal year 2001 and the provisions of EITF 00-21 in fiscal year 2003. As a result, the issuance of SAB 104 had no impact on our revenue recognition policy or our financial condition or results of operations.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) introduced a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans. In January 2004, the FASB issued FASB Staff Position No. (“FSP”) FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. FSP FAS 106-1 permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to retirees to make a one-time election to defer accounting for the effects of the Act if there is insufficient data, time or guidance available to ensure appropriate accounting. The guidance in FSP FAS 106-1 is effective for interim or annual financial statements relating to fiscal years ending after December 7, 2003. We have elected to defer accounting for any effects of the Act pending the issuance of further authoritative guidance on the accounting for the Act and its effect, if any, on our financial condition or results of operations. Therefore, the accompanying consolidated condensed financial statements do not reflect any effects of the Act.

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

Variability of Operating Results. We experience some cyclical patterns in sales of our products. Generally, sales and earnings in the first quarter of our fiscal year are lower when compared to the preceding fourth fiscal quarter, primarily because there are fewer working days in our first fiscal quarter (October to December) and many customers defer December deliveries until the next calendar year, our second fiscal quarter. Sales and earnings in our third fiscal quarter are usually flat to down sequentially compared to the second fiscal quarter, primarily because there are a number of holidays in the early part of the quarter, especially in Europe, and the June quarter-end has no significant customer year-ends to influence orders. Our fourth fiscal quarter sales and earnings are often the highest in the fiscal year compared to the other three quarters, primarily because many customers spend budgeted money before their own fiscal years end. This cyclical pattern can be influenced by other factors, including general economic conditions, acquisitions, and new product introductions. Consequently, our results of operations may fluctuate significantly from quarter to quarter.

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

For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further environmental-related activities or to estimate the future costs of such activities if undertaken. As of April 2, 2004, it was nonetheless estimated that our share of the future exposure for environmental-related costs for these sites and facilities ranged in the aggregate from $1.7 million to $4.8 million (without discounting to present value). The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 30 years as of April 2, 2004. No amount in the foregoing range of estimated future costs is believed to be more probable of being incurred than any other amount in such range, and we therefore had an accrual of $1.7 million as of April 2, 2004.

As to certain sites and facilities, sufficient knowledge has been gained to be able to better estimate the scope and certain costs of future environmental-related activities. As of April 2, 2004, it was estimated that our share of the future exposure for these environmental-related costs for these sites and facilities ranged in the aggregate from $5.6 million to $11.9 million (without discounting to present value). The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 27 years as of April 2, 2004. As to each of these sites and facilities, it was determined that a particular amount within the range of certain estimated costs was a better estimate of the future environmental-related cost than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. Together, the undiscounted amounts for these sites totaled $7.0 million at April 2, 2004. We therefore had an accrual of $4.6 million as of April 2, 2004, which represents the best estimate of our share of these future environmental-related costs discounted at 4%, net of inflation. This accrual is in addition to the $1.7 million described in the preceding paragraph.

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

An insurance company has agreed to pay a portion of certain of VAI’s (now VMS’) future environmental-related costs for which we have an indemnification obligation, and we therefore have a short-term receivable of $0.2 million in accounts receivable and a $1.2 million receivable in other assets as of April 2, 2004 for our share of such recovery. We have not reduced any environmental-related liability in anticipation of recoveries from third parties.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk. We enter into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations on assets and liabilities denominated in non-functional currencies. From time to time, we also enter into foreign exchange forward contracts to minimize the impact of foreign currency fluctuations on forecasted transactions. The success of our hedging activities depends on our ability to forecast balance sheet exposures and transaction activity in various foreign currencies. To the extent that these forecasts are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses. However, we believe that in most cases any such gains or losses would be substantially offset by losses or gains from the related foreign exchange forward contracts. We therefore believe that the direct effect of an immediate 10% change in the exchange rate between the U.S. dollar and all other currencies is not reasonably likely to have a material adverse effect on our financial condition or results of operations.

At April 2, 2004, there were no outstanding forward contracts designated as cash flow hedges of forecasted transactions. During the six months ended April 2, 2004, no foreign exchange gains or losses from cash flow hedge ineffectiveness were recognized.

Our foreign exchange forward contracts generally range from one to 12 months in original maturity. A summary of all foreign exchange forward contracts that were outstanding as of April 2, 2004 follows:

	Notional Value Sold	Notional Value Purchased
(in thousands)
Euro	$—	$45,594
Australian dollar	—	10,618
Japanese yen	7,841	—
Canadian dollar	4,633	—
British pound	—	6,157
Swedish krona	712	—

	$13,186	$62,369

Interest Rate Risk. We have no material exposure to market risk for changes in interest rates. We invest any excess cash primarily in short-term U.S. Treasury securities and money market funds, and changes in interest rates would not be material to our financial condition or results of operations. We enter into debt obligations principally to support general corporate purposes, including working capital requirements, capital expenditures, and acquisitions. At April 2, 2004, our debt obligations had fixed interest rates.

Based upon rates currently available to us for debt with similar terms and remaining maturities, the carrying amounts of long-term debt and notes payable approximate their estimated fair values.

Although payments under certain of our operating leases for our facilities are tied to market indices, we are not exposed to material interest rate risk associated with our operating leases.

Debt Obligations.

Principal Amounts and Related Weighted-Average Interest Rates By Year of Maturity

	Six Months Ending Oct. 1, 2004	Fiscal Years
		2005	2006	2007	2008	2009	Thereafter	Total
(dollars in thousands)
Notes payable	$1,915	$—	$—	$—	$—	$—	$—	$1,915
Average interest rate	0.8%	—%	—%	—%	—%	—%	—%	0.8%

Long-term debt (including current portion)	$1,250	$6,724	$2,500	$2,500	$6,250	$—	$18,750	$37,974
Average interest rate	7.2%	2.7%	7.2%	7.2%	6.7%	—%	6.7%	6.1%

Defined Benefit Retirement Plans. Most of our retirement plans, including all U.S.-based plans, are defined contribution plans. However, we also provide defined benefit retirement plans in certain foreign countries. Our obligations under these defined benefit plans will ultimately be settled in the future and are therefore subject to estimation. Defined benefit pension accounting under SFAS 87, Employers’ Accounting for Pensions, is intended to reflect the recognition of future benefit costs over the employees’ estimated service periods based on the terms of the retirement plans and the investment and funding decisions made by us.

For our defined benefit retirement plans, we make assumptions regarding several variables including the expected long-term rate of return on plan assets and the discount rate in order to determine defined benefit retirement plan expense for the year. This expense is referred to as “net periodic pension cost.” We assess the expected long-term rate of return on plan assets and discount rate assumption for each defined benefit plan based on relevant market conditions as prescribed by SFAS 87 and make adjustments to the assumptions as appropriate. On an annual basis, we analyze the rates of return on plan assets and discount rates used and determine that these rates are reasonable. For rates of return, this analysis is based on a review of the nature of the underlying assets, the allocation of those assets and their historical performance relative to the overall markets in the countries where the related plans are effective. Historically, our assumed asset allocations have not varied significantly from the actual allocations. Discount rates are based on the prevailing market long-term interest rates in the countries where the related plans are effective. As of October 3, 2003, the estimated long-term rate of return on our defined benefit pension plan assets ranged from 0.5% to 7.0% (weighted-average of 6.4%), and the assumed discount rate for our defined benefit pension plan obligations ranged from 1.5% to 5.5% (weighted-average of 5.3%).

If any of these assumptions were to change, our net periodic pension cost would also change. We incurred net periodic pension cost relating to our defined benefit retirement plans of $2.3 million in fiscal year 2003, $1.7 million in fiscal year 2002, and $0.9 million in fiscal year 2001, and expect our net periodic pension cost to be approximately $3.7 million in fiscal year 2004. A one percent decrease in the estimated return on plan assets or assumed discount rate would increase our net periodic pension cost for fiscal year 2004 by $0.4 million and $1.4 million, respectively. As of October 3, 2003, our projected benefit obligation relating to defined benefit retirement plans was $57.4 million. A one percent decrease in the assumed discount rate would increase this obligation by $11.6 million.

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

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during our second fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds, and Issuer Purchase of Equity Securities

(e) The following table summarizes information relating to stock repurchases by the Company during the fiscal quarter ended April 2, 2004.

Fiscal Month	Shares Repurchased	Average Price Per Share	Shares Repurchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plan
Balance – January 2, 2004				536,849
January 3, 2004 – January 30, 2004	—	$—	—	536,849
January 31, 2004 – February 27, 2004	358,952	40.99	358,952	177,897
February 28, 2004 – April 2, 2004	170,000	39.44	170,000	7,897

Total shares repurchased	528,952	$40.49	528,952

(1)	In November 2001, the Company’s Board of Directors authorized the Company to repurchase up to 1,000,000 shares of its common stock until October 1, 2004.

Item 4. Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Stockholders held on February 4, 2004, the Company’s stockholders considered and voted on two matters. Those matters and the voting on those matters were as follows:

Proposal One — Election of two Class II directors for three-year terms:

Nominee John G. McDonald: 30,991,975 votes for; 1,347,518 votes withheld

Nominee Wayne R. Moon: 31,055,020 votes for; 1,284,472 votes withheld

Proposal Two — Approval of the Amended and Restated Varian, Inc. Management Incentive Plan:

27,255,206 votes for; 2,063,738 votes against; 83,753 votes abstaining

Pursuant to the rules of The Nasdaq Market, Inc., Proposal One allowed brokers to vote without receipt of instructions from clients, so there were no broker non-votes. There were 5,252,012 broker non-votes on Proposal Two.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date	Exhibit Number	Filed Herewith
4.4	Second Amendment to Rights Agreement, dated as of May 12, 2004, between Varian, Inc. and EquiServe Trust Company, N.A., as Rights Agent.	8-A/A	May 13, 2004	3

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

The Company furnished a Current Report on Form 8-K on January 28, 2004 for its press release reporting its results for the first quarter ended January 2, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARIAN, INC. (Registrant)

Date: May 17, 2004	By:	/s/ G. EDWARD MCCLAMMY
G. Edward McClammy Senior Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)