Form 10-Q
period 2004-07-02
VARIAN INC
filed 2004-08-16
CIK 1079028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2004

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

The number of shares of the registrant’s common stock outstanding as of August 6, 2004 was 34,703,652.

VARIAN, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JULY 2, 2004

PART I

FINANCIAL INFORMATION

Item 1.    Financial Statements

VARIAN, INC. AND SUBSIDIARY COMPANIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

(In thousands, except per share amounts)

	Fiscal Quarter Ended		Nine Months Ended
	July 2, 2004	June 27, 2003	July 2, 2004	June 27, 2003
Sales	$236,680	$208,734	$681,918	$609,091
Cost of sales	147,381	130,773	424,406	376,456

Gross profit	89,299	77,961	257,512	232,635

Operating expenses
Sales and marketing	39,591	36,153	117,393	104,328
Research and development	12,522	12,066	36,326	34,028
General and administrative	13,692	13,037	36,939	36,051

Total operating expenses	65,805	61,256	190,658	174,407

Operating earnings	23,494	16,705	66,854	58,228

Interest income (expense)
Interest income	747	413	2,115	1,057
Interest expense	(601)	(624)	(1,817)	(1,888)

Total interest income (expense), net	146	(211)	298	(831)

Earnings before income taxes	23,640	16,494	67,152	57,397
Income tax expense	8,274	5,773	23,503	20,089

Net earnings	$15,366	$10,721	$43,649	$37,308

Net earnings per share:
Basic	$0.44	$0.32	$1.26	$1.10

Diluted	$0.43	$0.31	$1.22	$1.07

Shares used in per share calculations:
Basic	34,675	33,886	34,587	33,876

Diluted	35,794	35,048	35,798	35,000

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

VARIAN, INC. AND SUBSIDIARY COMPANIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands, except par value amounts)

	July 2, 2004	October 3, 2003
ASSETS

Current assets
Cash and cash equivalents	$175,895	$135,791
Accounts receivable, net	171,381	165,049
Inventories	142,976	125,649
Deferred taxes	28,565	26,464
Other current assets	21,352	17,788

Total current assets	540,169	470,741
Property, plant, and equipment, net	120,840	120,088
Goodwill	127,487	126,411
Intangible assets, net	15,043	16,762
Other assets	4,020	3,050

Total assets	$807,559	$737,052

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Notes payable	$1,823	$—
Current portion of long-term debt	6,553	2,811
Accounts payable	72,728	61,209
Deferred profit	10,750	14,385
Accrued liabilities	155,094	141,938

Total current liabilities	246,948	220,343
Long-term debt	30,000	36,273
Deferred taxes	13,355	12,454
Other liabilities	10,444	10,413

Total liabilities	300,747	279,483

Commitments and contingencies (Notes 9, 10, and 12)

Stockholders’ equity
Preferred stock—par value $0.01, authorized—1,000 shares; issued—none	—	—
Common stock—par value $0.01, authorized—99,000 shares; issued and outstanding—34,846 shares at July 2, 2004 and 34,181 shares at October 3, 2003	252,572	252,630
Retained earnings	237,215	193,566
Accumulated other comprehensive income	17,025	11,373

Total stockholders’ equity	506,812	457,569

Total liabilities and stockholders’ equity	$807,559	$737,052

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

VARIAN, INC. AND SUBSIDIARY COMPANIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Nine Months Ended
	July 2, 2004	June 27, 2003
Cash flows from operating activities
Net earnings	$43,649	$37,308
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	18,945	17,432
Loss (gain) on disposition of property, plant, and equipment	22	(124)
Tax benefit from stock option exercises	3,716	1,352
Deferred taxes	(1,152)	2,865
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	(3,107)	14,086
Inventories	(16,301)	(7,855)
Other current assets	(2,703)	2,585
Other assets	(40)	254
Accounts payable	11,230	5,318
Deferred profit	(3,637)	(4,413)
Accrued liabilities	12,393	14,827
Other liabilities	(493)	576

Net cash provided by operating activities	62,522	84,211

Cash flows from investing activities
Proceeds from sale of property, plant, and equipment	1,219	473
Purchase of property, plant, and equipment	(17,306)	(15,561)
Purchase of businesses, net of cash acquired	(1,070)	(23,586)
Private company equity investments	(1,318)	—

Net cash used in investing activities	(18,475)	(38,674)

Cash flows from financing activities
Repayment of debt	(2,815)	(3,082)
Issuance of debt	2,037	3,198
Repurchase of common stock	(23,895)	(10,368)
Issuance of common stock	20,121	5,600
Transfers to Varian Medical Systems, Inc.	(894)	(739)

Net cash used in financing activities	(5,446)	(5,391)

Effects of exchange rate changes on cash and cash equivalents	1,503	5,847

Net increase in cash and cash equivalents	40,104	45,993
Cash and cash equivalents at beginning of period	135,791	65,145

Cash and cash equivalents at end of period	$175,895	$111,138

Supplemental cash flow information
Income taxes paid, net of refunds received	$10,679	$7,336

Interest paid	$1,768	$1,892

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Unaudited Interim Condensed Consolidated Financial Statements

These unaudited interim condensed consolidated financial statements of Varian, Inc. and its subsidiary companies (collectively, the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The October 3, 2003 balance sheet data was derived from audited financial statements, but does not include all disclosures required in audited financial statements by GAAP. These unaudited interim condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 2003 filed with the SEC. In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. The results of operations for the fiscal quarter and nine months ended July 2, 2004 are not necessarily indicative of the results to be expected for a full year or for any other periods.

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

Note 3.    Summary of Significant Accounting Policies

Fiscal Periods. The Company’s fiscal years reported are the 52- or 53-week periods ending on the Friday nearest September 30. Fiscal year 2004 will comprise the 52-week period ending October 1, 2004, and fiscal year 2003 was comprised of the 53-week period ended October 3, 2003. The fiscal quarters and nine-month periods ended July 2, 2004 and June 27, 2003 each comprised 13 weeks and 39 weeks, respectively.

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

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

If the Company had elected to recognize compensation cost based on the fair value of options granted under its Omnibus Stock Plan and shares issued under its Employee Stock Purchase Plan (“ESPP”) as prescribed by SFAS 123, net earnings and net earnings per share would have been reduced to the pro forma amounts shown below:

	Fiscal Quarter Ended		Nine Months Ended
	July 2, 2004	June 27, 2003	July 2, 2004	June 27, 2003
(in thousands, except per share amounts)
Net earnings:
As reported	$15,366	$10,721	$43,649	$37,308
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(1,493)	(1,915)	(4,566)	(5,820)

Pro forma	$13,873	$8,806	$39,083	$31,488

Net earnings per share:
Basic – as reported	$0.44	$0.32	$1.26	$1.10

Basic – pro forma	$0.40	$0.26	$1.13	$0.93

Diluted – as reported	$0.43	$0.31	$1.22	$1.07

Diluted – pro forma	$0.39	$0.25	$1.09	$0.90

The presentation of pro forma net earnings and net earnings per share does not include the effects of options granted prior to April 2, 1999 and, accordingly, is not necessarily representative of future pro forma calculations.

Comprehensive Income. A summary of the components of the Company’s comprehensive income follows:

	Fiscal Quarter Ended		Nine Months Ended
	July 2, 2004	June 27, 2003	July 2, 2004	June 27, 2003
(in thousands)
Net earnings	$15,366	$10,721	$43,649	$37,308
Other comprehensive income:
Currency translation adjustment	(7,500)	15,031	5,652	26,311
Cash flow hedge fair value adjustments	—	134	—	231

Total other comprehensive income	(7,500)	15,165	5,652	26,542

Total comprehensive income	$7,866	$25,886	$49,301	$63,850

Note 4.    Balance Sheet Detail

	July 2, 2004	October 3, 2003
(In thousands)
Inventories
Raw materials and parts	$74,815	$62,809
Work in process	14,800	12,539
Finished goods	53,361	50,301

	$142,976	$125,649

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

From time to time, the Company also enters into foreign exchange forward contracts to minimize the impact of foreign currency fluctuations on forecasted transactions. These contracts are designated as cash flow hedges under SFAS 133. At July 2, 2004, there were no outstanding foreign exchange forward contracts designated as cash flow hedges of forecasted transactions. During the nine months ended July 2, 2004, no foreign exchange gains or losses from hedge ineffectiveness were recognized.

The Company’s foreign exchange forward contracts generally range from one to 12 months in original maturity. A summary of all foreign exchange forward contracts that were outstanding as of July 2, 2004 follows:

	Notional Value Sold	Notional Value Purchased
(in thousands)
Euro	$—	$46,034
Australian dollar	—	14,370
Japanese yen	8,686	—
British pound	—	4,878
Canadian dollar	4,087	—
Swedish krona	1,124	—

	$13,897	$65,282

Note 6.    Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for each of the Company’s reporting segments in the first nine months of fiscal year 2004 were as follows:

	Scientific Instruments	Vacuum Technologies	Electronics Manufacturing	Total Company
(in thousands)
Balance as of October 3, 2003	$123,343	$966	$2,102	$126,411
Contingent payments on prior years’ acquisitions	1,064	—	—	1,064
Other adjustments	12	—	—	12

Balance as of July 2, 2004	$124,419	$966	$2,102	$127,487

As required by SFAS 142, Goodwill and Other Intangible Assets, the Company performs an annual goodwill impairment assessment during the second quarter of each fiscal year. In the fiscal quarters ended April 2, 2004 and March 28, 2003, the Company completed its annual impairment tests and determined that there was no impairment of goodwill.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following intangible assets have been recorded and are being amortized by the Company:

	July 2, 2004
	Gross	Accumulated Amortization	Net
(in thousands)
Intangible assets
Existing technology	$6,972	$(2,744)	$4,228
Patents and core technology	4,572	(947)	3,625
Trade names and trademarks	2,176	(588)	1,588
Customer lists	5,905	(1,541)	4,364
Other	2,434	(1,196)	1,238

	$22,059	$(7,016)	$15,043

	October 3, 2003
	Gross	Accumulated Amortization	Net
(in thousands)
Intangible assets
Existing technology	$6,972	$(2,075)	$4,897
Patents and core technology	4,572	(632)	3,940
Trade names and trademarks	2,176	(389)	1,787
Customer lists	5,905	(861)	5,044
Other	2,023	(929)	1,094

	$21,648	$(4,886)	$16,762

Amortization expense relating to intangible assets was $0.7 million and $0.8 million during the fiscal quarters ended July 2, 2004 and June 27, 2003, respectively, and $2.1 million and $1.8 million during the nine months ended July 2, 2004 and June 27, 2003, respectively. At July 2, 2004, estimated amortization expense for the remainder of fiscal 2004 and for each of the five succeeding fiscal years is as follows:

Estimated Amortization Expense
(in thousands)
Three months ending October 1, 2004	$696
Fiscal year 2005	$2,791
Fiscal year 2006	$2,444
Fiscal year 2007	$2,361
Fiscal year 2008	$2,357
Fiscal year 2009	$1,567

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7.    Restructuring Activities

During fiscal year 2003, the Company undertook certain restructuring actions to improve efficiency and more closely align employee skill sets and other resources with the Company’s evolving product mix as a result of the Company’s continued emphasis on information rich detection. In addition, actions were undertaken to create a more efficient consumable products operation. These actions primarily impact the Scientific Instruments segment and involve the termination of approximately 160 employees principally in the Company’s sales and marketing, administration, service, and manufacturing functions, the closure of three sales offices, and the consolidation of three consumable products factories into one in Southern California. Substantially all of these activities were completed during fiscal year 2003 except for the termination of approximately 20 employees, which took place in the second and third quarters of fiscal year 2004, and the Southern California facility consolidation, which was initiated in the third quarter of fiscal year 2003 and is currently expected to be completed in the fourth quarter of fiscal year 2004. Costs relating to restructuring activities recorded through the third quarter of fiscal year 2004 were included in general and administrative expenses.

The following tables set forth changes in the Company’s liability relating to the foregoing restructuring activities during the first, second and third quarters of fiscal years 2003 and 2004:

	Fiscal Year 2003
	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at September 27, 2002	$—	$392	$392
Charges to expense	1,482	550	2,032
Cash payments	(772)	(27)	(799)
Foreign currency impacts and other adjustments	(8)	(20)	(28)

Balance at December 27, 2002	702	895	1,597
Charges to expense	—	—	—
Cash payments	(688)	—	(688)
Foreign currency impacts and other adjustments	80	15	95

Balance at March 28, 2003	94	910	1,004
Charges to expense	1,002	101	1,103
Cash payments	(584)	(139)	(723)
Foreign currency impacts and other adjustments	(16)	(96)	(112)

Balance at June 27, 2003	$496	$776	$1,272

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Fiscal Year 2004
	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at October 3, 2003	$1,172	$1,197	$2,369
Charges to expense	83	78	161
Cash payments	(805)	(127)	(932)
Foreign currency impacts and other adjustments	152	34	186

Balance at January 2, 2004	602	1,182	1,784
Charges to expense	281	116	397
Cash payments	(337)	(123)	(460)
Foreign currency impacts and other adjustments	4	26	30

Balance at April 2, 2004	550	1,201	1,751
Charges to expense	163	—	163
Cash payments	(327)	(82)	(409)
Foreign currency impacts and other adjustments	(6)	—	(6)

Balance at July 2, 2004	$380	$1,119	$1,499

The Company expects to settle substantially all employee-related balances by the end of fiscal year 2004. Facilities-related payments are expected to run through fiscal year 2010. The non-cash portion of restructuring costs recorded by the Company in connection with these restructuring actions was not significant, either in the aggregate or for any single period.

In addition to the foregoing restructuring costs, the Company incurred approximately $1.5 million in other costs relating directly to the Southern California facility consolidation during the third quarter of fiscal year 2004. These costs included approximately $1.0 million of non-cash charges for accelerated depreciation of assets to be disposed of upon the closure of facilities, approximately $0.2 million in facility relocation costs, and approximately $0.3 million in employee retention and relocation costs.

The Company currently anticipates that general and administrative expenses for the fourth quarter of fiscal year 2004 will include approximately $0.5 million in pretax restructuring costs and approximately $1.4 million in other related costs in connection with the Southern California facility consolidation. Of the $1.4 million in other related costs, approximately $1.0 million represents anticipated non-cash charges for accelerated depreciation of assets to be disposed.

Note 8.    Net Earnings Per Share

Basic earnings per share are calculated based on net earnings and the weighted-average number of shares of common stock outstanding during the reported period. Diluted earnings per share include dilution from potential shares of common stock issuable pursuant to the exercise of outstanding stock options determined using the treasury stock method.

For the fiscal quarters ended July 2, 2004 and June 27, 2003, options to purchase approximately 43,000 and 701,000 shares, respectively, were excluded from the calculation of diluted earnings per share as their effect was anti-dilutive. For the nine months ended July 2, 2004 and June 27, 2003, options to purchase approximately 56,000 and 1,111,000 shares, respectively, were excluded from the calculation of diluted earnings per share as their effect was anti-dilutive.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of weighted-average basic shares outstanding to weighted-average diluted shares outstanding follows:

	Fiscal Quarter Ended		Nine Months Ended
	July 2, 2004	June 27, 2003	July 2, 2004	June 27, 2003
(in thousands)
Weighted-average basic shares outstanding	34,675	33,886	34,587	33,876
Net effect of dilutive stock options	1,119	1,162	1,211	1,124

Weighted-average diluted shares outstanding	35,794	35,048	35,798	35,000

Note 9.    Debt and Credit Facilities

Credit Facilities. During fiscal year 2002, the Company established a three-year unsecured revolving bank credit facility in the amount of $50.0 million for working capital purposes. No amounts were outstanding under this credit facility as of July 2, 2004. Borrowings under this credit facility bear interest at rates of LIBOR plus 1.25% to 2.0% depending on certain financial ratios of the Company at the time of borrowing. This credit facility contains certain customary covenants that limit future borrowings and require the Company to maintain certain levels of financial performance. The Company was in compliance with all such covenants and requirements at July 2, 2004. During the second quarter of fiscal 2004, the Company determined that its current liquidity position and the short remaining term of the credit facility no longer justified the cost of maintaining the facility. As a result, the facility was terminated in January 2004. Costs incurred in connection with the termination of this facility were not significant and were expensed during the second quarter of fiscal year 2004.

During fiscal year 2003, the Company established a short-term bank credit facility in Japan in the amount of 300 million yen (approximately $2.7 million at July 2, 2004). The credit facility is available to the Company’s wholly owned Japanese subsidiary for working capital purposes. As of July 2, 2004, an aggregate of 200 million yen (approximately $1.8 million) was outstanding under this credit facility at an annual interest rate of 0.8%, and 100 million yen (approximately $0.9 million) was available for future borrowing. All borrowings outstanding under this credit facility are included in notes payable. This credit facility contains certain covenants that limit future borrowings from this facility, with which the Company was in compliance at July 2, 2004.

In addition to these bank credit facilities, as of July 2, 2004, the Company and its subsidiaries had a total of $74.6 million in other uncommitted and unsecured credit facilities for working capital purposes with interest rates to be established at the time of borrowing. No borrowings were outstanding under these credit facilities as of July 2, 2004. All of these credit facilities contain certain customary conditions and events of default, with which the Company was in compliance at July 2, 2004. Of the $74.6 million in uncommitted and unsecured credit facilities, a total of $40.2 million was limited for use by, or in favor of, certain subsidiaries at July 2, 2004, and a total of $17.5 million of this $40.2 million was being utilized in the form of bank guarantees or short-term standby letters of credit. These guarantees and letters of credit related primarily to advance payments or deposits made to the Company’s subsidiaries by customers for which separate liabilities were recorded in the unaudited condensed consolidated financial statements at July 2, 2004. No amounts had been drawn by beneficiaries under these or any other outstanding guarantees or letters of credit as of that date.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-term Debt. As of July 2, 2004, the Company had $32.5 million in term loans outstanding compared to $35.0 million at October 3, 2003. As of both July 2, 2004 and October 3, 2003, fixed interest rates on the term loans ranged from 6.7% to 7.2%. The weighted-average interest rate on the term loans was 6.8% at both July 2, 2004 and October 3, 2003. The term loans contain certain covenants that limit future borrowings and the payment of cash dividends and require the maintenance of certain levels of working capital and operating results. The Company was in compliance with all restrictive covenants of the term loan agreements at July 2, 2004. The Company also had other long-term notes payable of $4.1 million as of July 2, 2004 with a weighted-average interest rate of 0.0% and $4.1 million as of October 3, 2003 with a weighted-average interest rate of 0.1%.

The following table summarizes future principal payments on borrowings under long-term debt outstanding as of July 2, 2004:

	Three Months Ending Oct. 1, 2004	Fiscal Years						Total
		2005	2006	2007	2008	2009	Thereafter
(in thousands)
Long-term debt (including current portion)	$—	$6,553	$2,500	$2,500	$6,250	$—	$18,750	$36,553

Note 10.    Warranty and Indemnification Obligations

Product Warranties. The Company’s products are generally subject to warranties. Liabilities for the estimated future costs of repair or replacement are established and charged to cost of sales at the time the related sale is recognized. The amount of liability to be recorded is based on management’s best estimates of future warranty costs after considering historical and projected product failure rates and product repair costs. Changes in the Company’s estimated liability for product warranty during the nine months ended July 2, 2004 and June 27, 2003 follow:

	Nine Months Ended
	July 2, 2004	June 27, 2003
(in thousands)
Beginning balance	$10,261	$9,029
Charges to costs and expenses	5,649	4,283
Warranty expenditures	(5,312)	(3,938)

Ending balance	$10,598	$9,374

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

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 11.    Stock Repurchase Program

During fiscal year 2002, the Company’s Board of Directors authorized the Company to repurchase up to 1,000,000 shares of its common stock until October 1, 2004. There were no shares repurchased under this authorization during the fiscal quarter ended July 2, 2004. During the nine months ended July 2, 2004, the Company repurchased and retired 588,952 shares under this authorization at an aggregate cost of $23.9 million. As of July 2, 2004, the Company had remaining authorization for future repurchases of 7,897 shares.

On May 11, 2004, the Company’s Board of Directors authorized the Company to repurchase up to an additional 1,000,000 shares of its common stock until September 30, 2007. As of July 2, 2004, no shares had been repurchased under this authorization.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further environmental-related activities or to estimate the future costs of such activities if undertaken. As of July 2, 2004, it was nonetheless estimated that the Company’s share of the future exposure for environmental-related costs for these sites and facilities ranged in the aggregate from $1.4 million to $2.3 million (without discounting to present value). The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 30 years as of July 2, 2004. No amount in the foregoing range of estimated future costs is believed to be more probable of being incurred than any other amount in such range, and the Company therefore had an accrual of $1.4 million as of July 2, 2004.

As to certain sites and facilities, sufficient knowledge has been gained to be able to better estimate the scope and certain costs of future environmental-related activities. As of July 2, 2004, it was estimated that the Company’s share of the future exposure for these environmental-related costs for these sites and facilities ranged in the aggregate from $5.7 million to $12.1 million (without discounting to present value). The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 27 years as of July 2, 2004. As to each of these sites and facilities, it was determined that a particular amount within the range of certain estimated costs was a better estimate of the future environmental-related cost than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. Together, the undiscounted amounts for these sites totaled $7.2 million at July 2, 2004. The Company therefore had an accrual of $4.8 million as of July 2, 2004, which represents the best estimate of its share of these future environmental-related costs discounted at 4%, net of inflation. This accrual is in addition to the $1.4 million described in the preceding paragraph.

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

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

An insurance company has agreed to pay a portion of certain of VAI’s (now VMS’) future environmental-related costs for which the Company has an indemnification obligation, and the Company therefore has a $1.1 million receivable in other assets as of July 2, 2004 for the Company’s share of such recovery. The Company has not reduced any environmental-related liability in anticipation of recoveries from third parties.

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

Note 13.    Defined Benefit Retirement Plans

Net Periodic Pension Cost. The components of net periodic pension cost relating to the Company’s defined benefit retirement plans follow:

	Fiscal Quarter Ended		Nine Months Ended
	July 2, 2004	June 27, 2003	July 2, 2004	June 27, 2003
(in thousands)
Service cost	$725	$536	$2,174	$1,609
Interest cost	749	642	2,248	1,927
Expected return on plan assets	(711)	(694)	(2,134)	(2,081)
Amortization of prior service cost and actuarial gains and losses	157	91	470	274
Curtailment gain	(1,284)	—	(1,284)	—

Net periodic pension (income) cost	$(364)	$575	$1,474	$1,729

During the third quarter of fiscal year 2004, the Company ceased making contributions to its existing defined benefit retirement plan in Australia and commenced contributions to a new defined contribution plan for the benefit of its participants. In connection with this action, the Company recorded a curtailment gain of approximately $1.3 million in the fiscal quarter ended July 2, 2004. The Company currently anticipates that the Australian defined benefit retirement plan will be wound up in the fourth quarter of fiscal year 2004, resulting in a corresponding settlement loss of between $0 and $2.0 million.

Employer Contributions. During the nine months ended July 2, 2004, the Company made contributions totaling $1.5 million to its defined benefit retirement plans. The Company currently anticipates contributing an additional $0.5 million to these plans in the fourth quarter of fiscal year 2004.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Sales		Pretax Earnings
	Fiscal Quarter Ended		Fiscal Quarter Ended
	July 2, 2004	June 27, 2003	July 2, 2004	June 27, 2003
(in millions)
Scientific Instruments	$149.2	$135.3	$13.4	$11.5
Vacuum Technologies	34.8	28.5	5.3	2.8
Electronics Manufacturing	52.7	44.9	6.4	5.5

Total industry segments	236.7	208.7	25.1	19.8
General corporate	—	—	(1.6)	(3.1)
Interest income	—	—	0.7	0.4
Interest expense	—	—	(0.6)	(0.6)

Total	$236.7	$208.7	$23.6	$16.5

	Sales		Pretax Earnings
	Nine Months Ended		Nine Months Ended
	July 2, 2004	June 27, 2003	July 2, 2004	June 27, 2003
(in millions)
Scientific Instruments	$433.3	$395.2	$40.3	$39.1
Vacuum Technologies	104.5	86.1	16.9	10.6
Electronics Manufacturing	144.1	127.8	15.8	15.2

Total industry segments	681.9	609.1	73.0	64.9
General corporate	—	—	(6.1)	(6.7)
Interest income	—	—	2.1	1.1
Interest expense	—	—	(1.8)	(1.9)

Total	$681.9	$609.1	$67.2	$57.4

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In May 2004, the FASB issued FASB Staff Position No. (“FSP”) 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). The Act introduced a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of post-retirement health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare Part D benefit. FSP 106-2 is effective for the first interim or annual period beginning after June 15, 2004 and supersedes FSP 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which was issued in January 2004. FSP 106-2 provides authoritative guidance on the accounting for the federal subsidy provided for under the Act and specifies the disclosure requirements for employers who have adopted FSP 106-2, including those who are unable to determine whether benefits provided under its plan are actuarially equivalent to Medicare Part D. The Company is currently evaluating the impact, if any, of the adoption of FSP 106-2 on its financial condition or results of operations and expects to complete this evaluation during the fourth quarter of fiscal year 2004. Therefore, the accompanying unaudited condensed consolidated financial statements do not reflect any possible effects of the adoption of FSP 106-2.

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

Other risks and uncertainties include, but are not limited to, the following: whether we will succeed in new product development, commercialization, performance, and acceptance, particularly in life science applications; whether we can achieve continued growth in sales in life science applications; risks arising from the timing of shipments, installations, and the recognition of revenues on leading-edge nuclear magnetic resonance (“NMR”) systems; whether we can increase profit margins on newer leading-edge NMR products; the impact of shifting product mix on margins in the Scientific Instruments segment; whether we will see continued demand for vacuum products and for electronics manufacturing services; competitive products and pricing; economic conditions in our product and geographic markets; whether we will see continued and timely delivery of key raw materials and components by suppliers, including magnets for our NMR systems; foreign currency fluctuations that could adversely impact revenue growth and earnings; whether we will see sustained market investment in capital equipment; whether we will see reduced demand from customers that operate in cyclical industries; the impact of delays in government funding for research; the actual cost of anticipated restructuring activities and their impact on future costs; and other risks detailed from time to time in our filings with the Securities and Exchange Commission (the “SEC”). You should carefully consider those risks, in addition to the other information in this Report and in our other filings with the SEC, before deciding to invest in our stock or to maintain or change your investment. We disclaim any intent or obligation to update publicly any forward-looking statements, whether in response to new information, future events, or otherwise.

Results of Operations

Third Quarter of Fiscal Year 2004 Compared to Third Quarter of Fiscal Year 2003

Segment Results

Our operations are grouped into three reportable business segments: Scientific Instruments, Vacuum Technologies, and Electronics Manufacturing. The following table presents comparisons of our sales and operating earnings for each of our segments and in total for the third quarters of fiscal years 2004 and 2003:

	Fiscal Quarter Ended				Increase (Decrease)
	July 2, 2004		June 27, 2003
	$	% of Sales	$	% of Sales	$	%
(dollars in millions)
Sales by Segment:
Scientific Instruments	$149.2		$135.3		$13.9	10.3%
Vacuum Technologies	34.8		28.5		6.3	21.7
Electronics Manufacturing	52.7		44.9		7.8	17.5

Total company	$236.7		$208.7		$28.0	13.4%

Operating Earnings by Segment:
Scientific Instruments	$13.4	8.9%	$11.5	8.5%	$1.8	16.0%
Vacuum Technologies	5.3	15.3	2.8	9.8	2.5	90.0
Electronics Manufacturing	6.4	12.2	5.5	12.1	1.0	18.2

Total segments	25.1	10.6	19.8	9.5	5.3	21.3
General corporate	(1.6)	(0.7)	(3.1)	(1.5)	1.5	(47.7)

Total company	$23.5	9.9%	$16.7	8.0%	$6.8	40.7%

Scientific Instruments. The increase in Scientific Instruments sales was primarily attributable to higher volume, particularly in Europe. Increased customer demand for our information rich detection products, such as mass spectrometers, drove higher sales volume in both life science and industrial applications.

Scientific Instruments operating earnings for the third quarters of fiscal years 2004 and 2003 reflect pretax restructuring and other related costs of $1.6 million and $0.6 million, respectively (see Restructuring Activities below). Excluding the impact of these restructuring and other related costs, the increase in operating earnings as a percentage of sales resulted primarily from higher gross profit margins, which were positively affected by a mix shift toward higher margin mass spectrometry products and lower costs associated with newer leading-edge products which had an adverse impact in the third quarter of fiscal year 2003. Despite the increase in the third quarter of fiscal year 2004 due to the foregoing factors, Scientific Instruments gross profit margins continued to be adversely effected by a mix shift toward lower margin high-field NMR systems and, to a lesser extent, leading-edge cold probes for NMR, and away from higher margin low-field NMR systems.

Vacuum Technologies. The increase in Vacuum Technologies sales resulted primarily from an increase in the volume of products sold into both life science and industrial uses. Sales were particularly strong into a broad range of industrial applications. In life science applications, sales growth was driven by increased demand for turbomolecular pumps for use in OEM mass spectrometers. The increase in Vacuum Technologies operating earnings as a percentage of sales was primarily attributable to higher gross profit margins due to sales volume leverage and approximately $0.5 million of pretax restructuring costs that were incurred in the third quarter of fiscal year 2003.

Electronics Manufacturing. The increase in Electronics Manufacturing sales was primarily due to higher volume from medical equipment and industrial customers. The increase in Electronics Manufacturing operating earnings as a percentage of sales was primarily due to approximately $0.5 million in pretax transition costs incurred in the third quarter of fiscal year 2003 in connection with an acquisition completed in that period. Excluding the impact of these acquisition transition costs, the decrease in operating earnings as a percentage of sales was attributable to higher start-up costs relating to new business from existing customers in the third quarter of fiscal year 2004.

Consolidated Results

The following table presents comparisons of our sales and other selected consolidated financial results for the third quarters of fiscal years 2004 and 2003:

	Fiscal Quarter Ended				Increase (Decrease)
	July 2, 2004		June 27, 2003
	$	% of Sales	$	% of Sales	$	%
(dollars in millions, except per share data)
Sales	$236.7	100.0%	$208.7	100.0%	$27.9	13.3%

Gross profit	$89.3	37.7	$78.0	37.3	$11.3	14.5

Operating expenses:
Sales and marketing	39.6	16.7	36.2	17.3	3.4	9.5
Research and development	12.5	5.3	12.1	5.8	0.4	3.8
General and administrative	13.7	5.8	13.0	6.2	0.7	5.0

Total operating expenses	65.8	27.8	61.3	29.3	4.5	7.4

Operating earnings	23.5	9.9	16.7	8.0	6.8	40.6
Interest income	0.8	0.3	0.4	0.2	0.3	80.9
Interest expense	(0.6)	(0.2)	(0.6)	(0.3)	—	(3.7)
Income tax expense	(8.3)	(3.5)	(5.8)	(2.8)	(2.5)	43.3

Net earnings	$15.4	6.5%	$10.7	5.1%	$4.6	43.3%

Net earnings per diluted share	$0.43		$0.31		$0.12

Sales. As shown above, sales by the Scientific Instruments, Vacuum Technologies, and Electronics Manufacturing segments increased by 10.3%, 21.7%, and 17.5%, respectively, compared to the prior-year quarter. The improvement in sales was primarily attributable to general economic improvement and continued acceptance of our newer products.

Geographically, sales in North America of $131.9 million, Europe of $72.2 million, and the rest of the world of $32.6 million in the third quarter of fiscal year 2004 represented increases (decreases) of 11.0%, 27.1%, and (1.7%), respectively, compared to the third quarter of fiscal year 2003. All three segments experienced an increase in sales across all major geographic regions that they served except for Scientific Instruments sales into the Pacific Rim, which decreased. The decrease in sales in the Pacific Rim in the third quarter of fiscal year 2004 was primarily due to lower sales of high-field NMR systems into that region as compared to the third quarter of fiscal year 2003. This decrease was partially offset by continued growth in sales of other Scientific Instruments and Vacuum Technologies products into the Pacific Rim and higher Scientific Instruments sales into Latin America. The increase in North America sales was due to higher demand in all three of our segments. The increase in Europe was driven by improved Scientific Instruments and Vacuum Technologies sales volume; in part, this reflects the currency effect of the stronger Euro in the third quarter of fiscal year 2004.

Gross Profit. The increase in gross profit percentage resulted from a mix shift toward higher margin mass spectrometry products and application-based consumable products and lower costs associated with newer leading-edge products, which negatively impacted gross profit margins in the third quarter of fiscal year 2003. Higher sales volume leverage in the Vacuum Technologies segment also contributed to the increase. Together, these factors increased the gross profit percentage by between one-half and one percent. The increase due to these factors was partially offset by lower gross profit margins in the Electronics Manufacturing segment due primarily to higher start-up costs relating to new business from existing customers in the third quarter of fiscal year 2004.

Sales and Marketing. The decrease in sales and marketing expenses as a percentage of sales resulted primarily from higher sales volume leverage in the third quarter of fiscal year 2004. The increase in sales and marketing expenses in absolute dollars was due to higher order-based commissions and the weaker U.S. dollar, which increased costs for most of our non-U.S. operations.

Research and Development. Research and development expenses were 5.3% and 5.8% of sales in the third quarters of fiscal years 2004 and 2003, respectively. As a percentage of sales, the higher research and development spending in the third quarter of fiscal year 2003 was due primarily to the timing of new product introductions.

General and Administrative. General and administrative expenses for the third quarter of fiscal year 2004 included approximately $1.6 million in pretax restructuring and other related costs and a pretax gain of approximately $1.3 million relating to the curtailment of a defined benefit pension plan in Australia. In comparison, general and administrative expenses for the third quarter of fiscal year 2003 included approximately $1.1 million in pretax restructuring costs. Excluding the impact of these items, general and administrative expenses were relatively flat as a percentage of sales in the third quarters of fiscal years 2004 and 2003.

Restructuring Activities. During fiscal year 2003, we undertook certain restructuring actions to improve efficiency and more closely align employee skill sets and other resources with our evolving product mix as a result of our continued emphasis on information rich detection. In addition, actions were undertaken to create a more efficient consumable products operation. These actions primarily impacted the Scientific Instruments segment and involved the termination of approximately 160 employees principally in our sales and marketing, administration, service, and manufacturing functions, the closure of three sales offices, and initial steps to consolidate three consumable products factories into one in Southern California. Substantially all of these activities were completed during fiscal year 2003 except for the termination of approximately 20 employees, which took place in the second and third quarters of fiscal year 2004, and the Southern California facility consolidation, which was initiated in the third quarter of fiscal year 2003 and is currently expected to be completed in the fourth quarter of fiscal year 2004. Costs relating to restructuring activities recorded through the third quarter of fiscal year 2004 were included in general and administrative expenses.

The following tables set forth changes in the Company’s liability relating to the foregoing restructuring activities during the third quarters of fiscal years 2003 and 2004:

	Fiscal Quarter Ended June 27, 2003
	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at March 28, 2003	$94	$910	$1,004
Charges to expense	1,002	101	1,103
Cash payments	(584)	(139)	(723)
Foreign currency impacts and other adjustments	(16)	(96)	(112)

Balance at June 27, 2003	$496	$776	$1,272

	Fiscal Quarter Ended July 2, 2004
	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at April 2, 2004	$550	$1,201	$1,751
Charges to expense	163	—	163
Cash payments	(327)	(82)	(409)
Foreign currency impacts and other adjustments	(6)	—	(6)

Balance at July 2, 2004	$380	$1,119	$1,499

We expect to settle substantially all employee-related balances by the end of fiscal year 2004. Facilities-related payments are expected to run through fiscal year 2010. The non-cash portion of restructuring costs recorded in the third quarters of fiscal years 2003 and 2004 was not significant, either in the aggregate or for any single period presented.

In addition to the foregoing restructuring costs, we incurred approximately $1.5 million in other costs relating directly to the Southern California facility consolidation during the third quarter of fiscal year 2004. These costs included approximately $1.0 million of non-cash charges for accelerated depreciation of assets to be disposed of upon the closure of facilities, approximately $0.2 million in facility relocation costs, and approximately $0.3 million in employee retention and relocation costs.

We currently anticipate that general and administrative expenses for the fourth quarter of fiscal year 2004 will include approximately $0.5 million in pretax restructuring costs and approximately $1.4 million in other related costs in connection with the Southern California facility consolidation. Of the $1.4 million in other related costs, approximately $1.0 million represents anticipated non-cash charges for accelerated depreciation of assets to be disposed.

When they were initiated during fiscal 2003, we estimated that the foregoing restructuring activities would eventually result in a reduction in annual operating expenses of approximately $9 million-$11 million, primarily in selling, general, and administrative expenses and, to a lesser extent, in cost of sales. Some of these cost savings have been and will continue to be reinvested into other parts of our business, for example, as part of our continued emphasis on information rich detection. In addition, unrelated cost increases in other areas of our operations such as corporate compliance costs could offset some of these cost savings. Although it is difficult to quantify with any precision our actual cost savings to date from these still-ongoing activities, we currently believe that the ultimate savings realized will not differ materially from our initial estimate.

Net Earnings. Net earnings for the third quarter of fiscal year 2004 reflect the impact of approximately $1.6 million in pretax restructuring and other related costs and a pretax gain of approximately $1.3 million relating to the curtailment of a defined benefit pension plan in Australia. Net earnings for the third quarter of fiscal year 2003 included approximately $1.1 million in pretax restructuring costs. Excluding the impact of these costs, the increase in net earnings resulted primarily from increased sales in all three of our segments as well as higher gross profit margins.

With respect to consolidated results for fiscal year 2004, we expect GAAP operating margins to be between 9.3% and 9.7% and GAAP net earnings per diluted share to be between $1.55 and $1.64. These projected GAAP operating margins and GAAP net earnings per diluted share include approximately $3.8 million in anticipated pretax restructuring and other related costs relating to the consolidation of three consumable products factories into one in Southern California, of which approximately $1.9 million was incurred in the first nine months of fiscal year 2004. Of the approximately $1.9 million expected to be incurred in the fourth quarter of fiscal year 2004, approximately $1.0 million relates to anticipated non-cash charges for accelerated depreciation of assets to be disposed. The projected GAAP operating margins and GAAP net earnings per diluted share also include approximately $2.8 million in anticipated pretax intangible asset amortization and the net impact of the curtailment and subsequent settlement of a defined benefit pension plan in Australia. The curtailment of this plan resulted in a pretax gain of approximately $1.3 million in the third quarter of fiscal year 2004, and the settlement of the plan is expected to result in a pretax charge of between $0 and $2.0 million in the fourth quarter of fiscal year 2004.

First Nine Months of Fiscal Year 2004 Compared to First Nine Months of Fiscal Year 2003

Segment Results

The following table presents comparisons of our sales and operating earnings for each of our segments and in total for the first nine months of fiscal years 2004 and 2003:

	Nine Months Ended				Increase (Decrease)
	July 2, 2004		June 27, 2003
	$	% of Sales	$	% of Sales	$	%
(dollars in millions)
Sales by Segment:
Scientific Instruments	$433.3		$395.2		$38.1	9.6%
Vacuum Technologies	104.5		86.1		18.4	21.4
Electronics Manufacturing	144.1		127.8		16.3	12.8

Total company	$681.9		$609.1		$72.8	12.0%

Operating Earnings by Segment:
Scientific Instruments	$40.3	9.3%	$39.1	9.9%	$1.2	3.1%
Vacuum Technologies	16.9	16.2	10.6	12.3	6.3	59.2
Electronics Manufacturing	15.8	11.0	15.2	11.9	0.6	4.2

Total segments	73.0	10.7	64.9	10.6	8.1	12.5
General corporate	(6.1)	(0.9)	(6.7)	(1.1)	0.5	(7.7)

Total company	$66.9	9.8%	$58.2	9.6%	$8.6	14.8%

Scientific Instruments. The increase in Scientific Instruments sales was primarily attributable to higher volume, particularly in Europe and North America. To a lesser extent, the weaker U.S dollar also contributed to the increase in sales, principally in Europe. General economic improvement and increased customer demand for our newer products drove increased sales in both life science and industrial applications.

Scientific Instruments operating earnings reflect pretax restructuring and other related costs of $2.2 million and $2.2 million in the first nine months of fiscal years 2004 and 2003, respectively (see Restructuring Activities below). Excluding the impact of these restructuring and other related costs, the decrease in operating earnings as a percentage of sales resulted primarily from lower gross profit margins, which were adversely affected by a mix shift toward lower margin high-field NMR systems and leading-edge cold probes for NMR and away from higher margin low-field NMR systems, and by higher sales and marketing costs. Sales and marketing costs were higher as a percentage of sales due to higher order-based commissions and the weaker U.S. dollar, which increased costs for most non-U.S. operations. The decrease in operating earnings as a percentage of sales from these factors was partially offset by stronger sales of higher margin mass spectrometry products.

Vacuum Technologies. The sales increase in Vacuum Technologies resulted primarily from an increase in the volume of products sold into both life science and industrial applications. In life science applications, sales growth was driven by increased demand for turbomolecular pumps for use in OEM mass spectrometers. Industrial sales growth came from higher demand for pumps for broad industrial uses including semiconductor applications. To a lesser extent, the weaker U.S. dollar also contributed to the increase in sales, particularly in Europe. The increase in Vacuum Technologies operating earnings as a percentage of sales was primarily attributable to higher gross profit margins due to sales volume leverage and approximately $0.5 million of pretax restructuring costs that were incurred in the first nine months of fiscal year 2003, partially offset by higher operating costs outside of the United States due in part to the impact of the weaker U.S. dollar.

Electronics Manufacturing. The increase in Electronics Manufacturing sales was primarily due to higher volume from industrial customers as well as approximately $7.0 million in incremental revenues from new customers obtained through an acquisition completed during the third quarter of fiscal year 2003. The decrease in Electronics Manufacturing operating earnings as a percentage of sales was primarily due to lower gross margins in the first nine months of fiscal year 2004. These lower gross margins were attributable to higher start-up costs relating to new business from existing customers and a mix shift toward some lower margin industrial equipment products in the first nine months of fiscal year 2004, partially offset by the impact of approximately $0.5 million in pretax transition costs associated with the acquisition completed in the first nine months of fiscal year 2003.

Consolidated Results

The following table presents comparisons of our sales and other selected consolidated financial results for the first nine months of fiscal years 2004 and 2003:

	Nine Months Ended				Increase (Decrease)
	July 2, 2004		June 27, 2003
	$	% of Sales	$	% of Sales	$	%
(dollars in millions, except per share data)
Sales	$681.9	100.0%	$609.1	100.0%	$72.8	12.0%

Gross profit	$257.5	37.8	$232.6	38.2	24.9	10.7

Operating expenses:
Sales and marketing	117.4	17.2	104.3	17.1	13.1	12.5
Research and development	36.3	5.4	34.0	5.6	2.3	6.8
General and administrative	36.9	5.4	36.1	5.9	0.8	2.5

Total operating expenses	190.6	28.0	174.4	28.6	16.2	9.3

Operating earnings	66.9	9.8	58.2	9.6	8.7	14.8
Interest income	2.1	0.3	1.1	0.1	1.0	100.1
Interest expense	(1.8)	(0.2)	(1.9)	(0.3)	0.1	(3.8)
Income tax expense	(23.5)	(3.5)	(20.1)	(3.3)	(3.4)	17.0

Net earnings	$43.7	6.4%	$37.3	6.1%	$6.4	17.0%

Net earnings per diluted share	$1.22		$1.07		$0.15

Sales. As shown above, sales by the Scientific Instruments, Vacuum Technologies, and Electronics Manufacturing segments increased by 9.6%, 21.4%, and 12.8%, respectively, compared to the prior-year period. The improvement in sales was primarily attributable to general economic improvement and continued acceptance of our newer products.

Geographically, sales in North America of $373.6 million, Europe of $204.0 million, and the rest of the world of $104.3 million in the first nine months of fiscal year 2004 represented increases of 12.0%, 17.7%, and 2.1%, respectively, compared to the first nine months of fiscal year 2003. All three segments experienced an increase in sales across all major geographic regions that they served except for Scientific Instruments sales into the Pacific Rim, which decreased. The decrease in sales in the Pacific Rim in the first nine months of fiscal year 2004 was primarily due to lower sales of high-field NMR systems into that region as compared to the first nine months of fiscal year 2003. This decrease was partially offset by continued growth in sales of other Scientific Instruments and Vacuum Technologies products into the Pacific Rim and higher Scientific Instruments sales into Latin America. The increase in North America sales was due to higher demand for products from all three segments. The increase in Europe was driven by improved Scientific Instruments and Vacuum Technologies sales; in part, this reflects the currency effect of the stronger Euro in the first nine months of fiscal year 2004.

Gross Profit. The decrease in gross profit percentage resulted primarily from higher start-up costs relating to new business from existing customers and a mix shift toward some lower margin industrial equipment products in the Electronics Manufacturing segment. These factors reduced the gross profit percentage by almost one-half of one percent. To a lesser extent, stronger sales of Vacuum Technologies products as well as of higher margin mass spectrometry products and application-based consumable products in the Scientific Instruments segment positively impacted the gross profit percentage. However, the positive impact of these factors was offset by the adverse impact of a mix shift toward lower margin high-field NMR systems and NMR cold probes and away from higher margin low-field NMR systems in the first nine months of fiscal year 2004.

Sales and Marketing. Sales and marketing expenses were 17.2% and 17.1% of sales in the first nine months of fiscal years 2004 and 2003, respectively. The increase in sales and marketing expenses in absolute dollars was due primarily to higher sales commissions.

Research and Development. Research and development expenses were 5.4% and 5.6% of sales in the first nine months of fiscal years 2004 and 2003, respectively. As a percentage of sales, the higher research and development spending in the first nine months of fiscal year 2003 was due primarily to the timing of new product introductions.

General and Administrative. General and administrative expenses for the first nine months of fiscal year 2004 included approximately $2.2 million in pretax restructuring and other related costs as well as a pretax gain of approximately $1.3 million relating to the curtailment of a defined benefit pension plan in Australia. In comparison, general and administrative expenses for the first nine months included approximately $3.2 million in pretax restructuring costs. Excluding the impact of these items, general and administrative expenses were relatively flat as a percentage of sales in the first nine months of fiscal years 2004 and 2003.

Restructuring Activities. During fiscal year 2003, we undertook certain restructuring actions to improve efficiency and more closely align employee skill sets and other resources with our evolving product mix as a result of our continued emphasis on information rich detection. In addition, actions were undertaken to create a more efficient consumable products operation. These actions primarily impacted the Scientific Instruments segment and involved the termination of approximately 160 employees principally in our sales and marketing, administration, service, and manufacturing functions, the closure of three sales offices and the consolidation of three consumable products factories into one in Southern California. Substantially all of these activities were completed during fiscal year 2003 except for the termination of approximately 20 employees, which took place in the second and third quarters of fiscal year 2004, and the Southern California facility consolidation, which was initiated in the third quarter of fiscal year 2003 and is currently expected to be completed in the fourth quarter of fiscal year 2004. Costs relating to restructuring activities recorded through the second quarter of fiscal year 2004 were included in general and administrative expenses.

The following tables set forth changes in the Company’s liability relating to the foregoing restructuring activities during the first nine months of fiscal years 2003 and 2004:

	Nine Months Ended June 27, 2003
	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at September 27, 2002	$—	$392	$392
Charges to expense	2,484	651	3,135
Cash payments	(2,044)	(166)	(2,210)
Foreign currency impacts and other adjustments	56	(101)	(45)

Balance at June 27, 2003	$496	$776	$1,272

	Nine Months Ended July 2, 2004
	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at October 3, 2003	$1,172	$1,197	$2,369
Charges to expense	527	194	721
Cash payments	(1,469)	(332)	(1,801)
Foreign currency impacts and other adjustments	150	60	210

Balance at July 2, 2004	$380	$1,119	$1,499

The non-cash portion of restructuring costs recorded in the first nine months of fiscal years 2003 and 2004 was not significant, either in the aggregate or for any single period presented.

During the first nine months of fiscal year 2004, we incurred approximately $1.9 million in other costs relating directly to the Southern California facility consolidation. These costs included approximately $1.0 million of non-cash charges for accelerated depreciation of assets to be disposed of upon the closure of facilities and are in addition to the restructuring costs described above.

Net Earnings. Net earnings for the first nine months of fiscal year 2004 reflect the impact of approximately $2.2 million in pretax restructuring and other related costs and a pretax gain of approximately $1.3 million relating to the curtailment of a defined benefit pension plan in Australia. Net earnings for the first nine months of fiscal year 2003 included approximately $3.2 million in pretax restructuring costs. Excluding the impact of these items, the increase in net earnings resulted primarily from increased sales in all three of our segments.

Liquidity and Capital Resources

We generated $62.5 million of cash from operating activities in the first nine months of fiscal year 2004, which compares to $84.2 million generated in the first nine months of fiscal year 2003. The decrease in cash from operating activities resulted primarily from the relative changes in accounts receivable ($17.2 million) and inventories ($8.4 million), partially offset by the relative change in accounts payable ($5.9 million). Cash usage relating to accounts receivable in the first nine months of fiscal year 2004 of $3.1 million was primarily attributable to higher sales volume. Cash generated from accounts receivable in the first nine months of fiscal year 2003 of $14.1 million was primarily due to a significant improvement in the average number of days accounts receivable were outstanding during the period. The relative increase in inventory during the first nine months of fiscal year 2004 was the result of our need to support higher sales and order volume for our products, which led us to maintain more inventory, and the timing of magnet purchases and deliveries for NMR systems. Inventory turnover for the two periods was relatively constant. The decrease in cash from operating activities relating to accounts receivable and inventories was partially offset by a larger increase in accounts payable in the first nine months of fiscal year 2004 resulting from higher inventory purchases to meet our higher order and sales volume.

We used $18.5 million of cash for investing activities in the first nine months of fiscal year 2004, which compares to $38.7 million used in the first nine months of fiscal year 2003. The decrease in cash used for investing activities was primarily due to the acquisition of the non-clinical, drugs of abuse testing business of Roche Diagnostics Corporation in the first nine months of fiscal year 2003. No significant acquisition-related cash payments were made in the first nine months of fiscal year 2004.

We used $5.4 million of cash for financing activities in the first nine months of fiscal year 2004, which compares to $5.4 million used in the first nine months of fiscal year 2003. Cash used for financing activities in the first nine months of fiscal years 2004 and 2003 was primarily due to cash expenditures to repurchase common stock (which was then retired). These stock repurchases were the result of an effort to utilize excess cash to offset increases in our outstanding common shares due to stock option exercise volume. The impact of these stock repurchases on our cash balance was partially offset by proceeds from the issuance of common stock pursuant to stock option exercises.

During fiscal year 2002, we established a three-year unsecured revolving bank credit facility in the amount of $50.0 million for working capital purposes. No amounts were outstanding under this credit facility as of July 2, 2004. Borrowings under this credit facility bear interest at rates of LIBOR plus 1.25% to 2.0% depending on certain of our financial ratios at the time of borrowing. This credit facility contains certain customary covenants that limit future borrowings and require us to maintain certain levels of financial performance. We were in compliance with all such covenants and requirements at July 2, 2004. During the second quarter of fiscal 2004, we determined that our current liquidity position and the short remaining term of the credit facility no longer justified the cost of maintaining the facility. As a result, the facility was terminated in January 2004.

During fiscal year 2003, we established a short-term bank credit facility in Japan in the amount of 300 million yen (approximately $2.7 million at July 2, 2004). The credit facility is available to our wholly owned Japanese subsidiary for working capital purposes. As of July 2, 2004, an aggregate of 200 million yen (approximately $1.8 million) was outstanding under this credit facility at an annual interest rate of 0.8%, and 100 million yen (approximately $0.9 million) was available for future borrowing. This credit facility contains certain covenants that limit future borrowings under this facility, with which we were in compliance at July 2, 2004.

In addition to these bank credit facilities, as of July 2, 2004, we had a total of $74.6 million in other uncommitted and unsecured credit facilities for working capital purposes with interest rates to be established at the time of borrowing. No borrowings were outstanding under these credit facilities as of July 2, 2004. All of these credit facilities contain certain customary conditions and events of default, with which we were in compliance at July 2, 2004. Of the $74.6 million in uncommitted and unsecured credit facilities, a total of $40.2 million was limited for use by, or in favor of, certain subsidiaries at July 2, 2004, and a total of $17.5 million of this $40.2 million was being utilized in the form of bank guarantees or short-term standby letters of credit. These guarantees and letters of credit related primarily to advance payments or deposits made to our subsidiaries by customers for which separate liabilities were recorded in the unaudited condensed consolidated financial statements at July 2, 2004. No amounts had been drawn by beneficiaries under these or any other outstanding guarantees or letters of credit as of that date.

As of July 2, 2004, we had $32.5 million in term loans outstanding compared to $35.0 million at October 3, 2003. As of both July 2, 2004 and October 3, 2003, fixed interest rates on the term loans ranged from 6.7% to 7.2%. The weighted-average interest rate on the term loans was 6.8% at both July 2, 2004 and October 3, 2003. The term loans contain certain covenants that limit future borrowings and the payment of cash dividends and require the maintenance of certain levels of working capital and operating results. We were in compliance with all restrictive covenants of the term loan agreements at July 2, 2004. We also had other long-term notes payable of $4.1 million as of July 2, 2004 with a weighted-average interest rate of 0.0% and $4.1 million as of October 3, 2003 with a weighted-average interest rate of 0.1%.

From time to time, we are obligated to pay additional cash purchase price amounts in the event that contingent financial or operational milestones are met by acquired businesses. As of July 2, 2004, up to a maximum of $9.5 million could be payable through fiscal year 2006 under these contingent consideration arrangements. Any contingent payments made will be recorded as additional goodwill at the time they are earned.

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

As of July 2, 2004, we had cancelable commitments to a contractor for capital expenditures totaling approximately $3.5 million relating to the ongoing consolidation of three consumable products factories into one in Southern California. In the event that these commitments are canceled for reasons other than the contractor’s default, we may be responsible for reimbursement of actual costs incurred by the contractor. We had no material non-cancelable commitments for capital expenditures as of July 2, 2004. In the aggregate, we currently anticipate that our capital expenditures will be between $6 million and $10 million during the fourth quarter of fiscal year 2004.

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

Contractual Obligations and Other Commercial Commitments

The following table summarizes future principal payments on outstanding debt and minimum rentals due for certain facilities and other leased assets under long-term, non-cancelable operating leases as of July 2, 2004:

	Three Months Ending Oct. 1, 2004	Fiscal Years
		2005	2006	2007	2008	2009	Thereafter	Total
(in thousands)
Operating leases	$2,613	$6,733	$3,995	$2,728	$2,129	$1,907	$25,710	$45,815
Notes payable	1,823	—	—	—	—	—	—	1,823
Long-term debt (including current portion)	—	6,553	2,500	2,500	6,250	—	18,750	36,553

Total contractual cash obligations	$4,436	$13,286	$6,495	$5,228	$8,379	$1,907	$44,460	$84,191

In addition to the non-cancelable contractual obligations included in the above table and the cancelable commitments for capital expenditures of approximately $3.5 million described under Liquidity and Capital Resources above, we had cancelable commitments to purchase certain superconducting magnets intended for use with leading-edge NMR systems totaling approximately $26.5 million, net of deposits paid, as of July 2, 2004. In the event that these commitments are canceled for reasons other than the supplier’s default, we may be responsible for reimbursement of actual costs incurred by the supplier.

As of July 2, 2004, we did not have any off-balance sheet commercial commitments that could result in a significant cash outflow upon the occurrence of some contingent event, except for contingent payments of up to a maximum of $9.5 million related to acquisitions as discussed under Liquidity and Capital Resources above, the specific timing and amounts of which are not currently determinable.

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

In May 2004, the FASB issued FASB Staff Position No. (“FSP”) 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). The Act introduced a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of post-retirement health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare Part D benefit. FSP 106-2 is effective for the first interim or annual period beginning after June 15, 2004 and supersedes FSP 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which was issued in January 2004. FSP 106-2 provides authoritative guidance on the accounting for the federal subsidy provided under the Act and specifies the disclosure requirements for employers who have adopted FSP 106-2, including those who are unable to determine whether benefits provided under its plan are actuarially equivalent to Medicare Part D. We are currently evaluating the impact, if any, of the adoption of FSP 106-2 on our financial condition or results of operations and expect to complete this evaluation during the fourth quarter of fiscal year 2004. Therefore, the accompanying unaudited condensed consolidated financial statements do not reflect any possible effects of the adoption of FSP 106-2.

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

Variability of Operating Results. We experience some cyclical patterns in sales of our products. Generally, sales and earnings in the first quarter of our fiscal year are lower when compared to the preceding fourth fiscal quarter, primarily because there are fewer working days in our first fiscal quarter (October to December) and many customers defer December deliveries until the next calendar year, our second fiscal quarter. Sales and earnings in our third fiscal quarter are usually flat to down sequentially compared to the second fiscal quarter, primarily because there are a number of holidays in the early part of the quarter, especially in Europe, and the June quarter-end has no significant customer year ends to influence orders. Our fourth fiscal quarter sales and earnings are often the highest in the fiscal year compared to the other three quarters, primarily because many customers spend budgeted money before their own fiscal years end. This cyclical pattern can be influenced by other factors, including general economic conditions, acquisitions, and new product introductions. Consequently, our results of operations may fluctuate significantly from quarter to quarter.

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

For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further environmental-related activities or to estimate the future costs of such activities if undertaken. As of July 2, 2004, it was nonetheless estimated that our share of the future exposure for environmental-related costs for these sites and facilities ranged in the aggregate from $1.4 million to $2.3 million (without discounting to present value). The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 30 years as of July 2, 2004. No amount in the foregoing range of estimated future costs is believed to be more probable of being incurred than any other amount in such range, and we therefore had an accrual of $1.4 million as of July 2, 2004.

As to certain sites and facilities, sufficient knowledge has been gained to be able to better estimate the scope and certain costs of future environmental-related activities. As of July 2, 2004, it was estimated that our share of the future exposure for these environmental-related costs for these sites and facilities ranged in the aggregate from $5.7 million to $12.1 million (without discounting to present value). The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 27 years as of July 2, 2004. As to each of these sites and facilities, it was determined that a particular amount within the range of certain estimated costs was a better estimate of the future environmental-related cost than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. Together, the undiscounted amounts for these sites totaled $7.2 million at July 2, 2004. We therefore had an accrual of $4.8 million as of July 2, 2004, which represents the best estimate of our share of these future environmental-related costs discounted at 4%, net of inflation. This accrual is in addition to the $1.4 million described in the preceding paragraph.

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

An insurance company has agreed to pay a portion of certain of VAI’s (now VMS’) future environmental-related costs for which we have an indemnification obligation, and we therefore have a $1.1 million receivable in other assets as of July 2, 2004 for our share of such recovery. We have not reduced any environmental-related liability in anticipation of recoveries from third parties.

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

At July 2, 2004, there were no outstanding forward contracts designated as cash flow hedges of forecasted transactions. During the nine months ended July 2, 2004, no foreign exchange gains or losses from cash flow hedge ineffectiveness were recognized.

Our foreign exchange forward contracts generally range from one to 12 months in original maturity. A summary of all foreign exchange forward contracts that were outstanding as of July 2, 2004 follows:

	Notional Value Sold	Notional Value Purchased
(in thousands)
Euro	$—	$46,034
Australian dollar	—	14,370
Japanese yen	8,686	—
British pound	—	4,878
Canadian dollar	4,087	—
Swedish krona	1,124	—

	$13,897	$65,282

Interest Rate Risk. We have no material exposure to market risk for changes in interest rates. We invest any excess cash primarily in short-term U.S. Treasury securities and money market funds, and changes in interest rates would not be material to our financial condition or results of operations. We enter into debt obligations principally to support general corporate purposes, including working capital requirements, capital expenditures, and acquisitions. At July 2, 2004, our debt obligations had fixed interest rates.

Based upon rates currently available to us for debt with similar terms and remaining maturities, the carrying amounts of long-term debt and notes payable approximate their estimated fair values.

Although payments under certain of our operating leases for our facilities are tied to market indices, we are not exposed to material interest rate risk associated with our operating leases.

Debt Obligations.

Principal Amounts and Related Weighted-Average Interest Rates By Year of Maturity

	Three Months Ending Oct. 1, 2004	Fiscal Years
		2005	2006	2007	2008	2009	Thereafter	Total
(dollars in thousands)
Notes payable	$1,823	$—	$—	$—	$—	$—	$—	$1,823
Average interest rate	0.8%	—%	—%	—%	—%	—%	—%	0.8%

Long-term debt (including current portion)	$—	$6,533	$2,500	$2,500	$6,250	$—	$18,750	$36,553
Average interest rate	—%	2.7%	7.2%	7.2%	6.7%	—%	6.7%	6.1%

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

If any of these assumptions were to change, our net periodic pension cost would also change. We incurred net periodic pension cost relating to our defined benefit retirement plans of $2.3 million in fiscal year 2003, $1.7 million in fiscal year 2002, and $0.9 million in fiscal year 2001, and expect our net periodic pension cost (excluding any settlement or curtailment gains or losses) to be approximately $2.7 million in fiscal year 2004. A one percent decrease in the weighted-average estimated return on plan assets or assumed discount rate would increase our net periodic pension cost for fiscal year 2004 by $0.4 million and $1.4 million, respectively. As of October 3, 2003, our projected benefit obligation relating to defined benefit retirement plans was $57.4 million. A one percent decrease in the weighted-average estimated discount rate would increase this obligation by $11.6 million.

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

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during our third fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 2.    Changes in Securities, Use of Proceeds, and Issuer Purchase of Equity Securities

(e)	During fiscal year 2002, the Company’s Board of Directors authorized the Company to repurchase up to 1,000,000 shares of its common stock until October 1, 2004. No shares were repurchased under this authorization during the fiscal quarter ended July 2, 2004. During the nine months ended July 2, 2004, the Company repurchased and retired 588,952 shares under this authorization at an aggregate cost of $23.9 million. As of July 2, 2004, the Company had remaining authorization for future repurchases of 7,897 shares.

On May 11, 2004, the Company’s Board of Directors authorized the Company to repurchase up to an additional 1,000,000 shares of its common stock until September 30, 2007. As of July 2, 2004, no shares had been repurchased under this authorization.

Item 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits.

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date	Exhibit Number	Filed Herewith
10.20	Change in Control Agreement, dated as of July 1, 2004, between Varian, Inc. and Sean M. Wirtjes.				X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

The Company furnished a Current Report on Form 8-K on April 28, 2004 for its press release reporting its results for the second quarter ended April 2, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARIAN, INC. (Registrant)

Date: August 16, 2004	By:	/s/ G. EDWARD MCCLAMMY
G. Edward McClammy Senior Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)