Form 10-K
period 2004-10-01
VARIAN INC
filed 2004-12-09
CIK 1079028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 1, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 000-25393

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

Common Stock, $0.01 par value

Preferred Stock Purchase Rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant based upon the closing sale price of the Common Stock on April 2, 2004, as reported by the Nasdaq National Market, was approximately $1,452,044,000.

The number of shares of the registrant’s common stock outstanding as of December 3, 2004 was 35,050,025.

Documents Incorporated by Reference:

Document Description	10-K Part
Certain sections, identified by caption, of the definitive Proxy Statement for the registrant’s 2004 Annual Meeting of Stockholders (the “Proxy Statement”)	III

An index of exhibits filed with this Form 10-K is located on page 41.

VARIAN, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED OCTOBER 1, 2004

PART I

Caution Regarding Forward-Looking Statements

Throughout this Report, and particularly in Item 1—Business and Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, there are forward-looking statements that are based upon our current expectations, estimates, and projections, and that reflect our beliefs and assumptions based on information available to us at the date of this Report. In some cases, you can identify these statements by words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or other similar terms. These forward-looking statements include those relating to the timing and amount of anticipated restructuring costs and related cost savings, whether and when backlog will result in actual sales, our current expectations relating to our effective income tax rate, anticipated capital expenditures, and anticipated Sarbanes-Oxley Act Section 404 compliance costs in fiscal year 2005.

We caution investors that forward-looking statements are only predictions, based upon our current expectations about future events. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict. Our actual results, performance, or achievements could differ materially from those expressed or implied by the forward-looking statements. Some of the important factors that could cause our results to differ are discussed in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Certain Subsequent Events and —Risk Factors. We encourage you to read those sections carefully.

Other risks and uncertainties that could cause actual results to differ materially from those in our forward-looking statements include, but are not limited to, the following: whether we will succeed in new product development, commercialization, performance, and acceptance; whether we can achieve continued growth in sales in life science applications; risks arising from the timing of shipments, installations, and the recognition of revenues on leading-edge nuclear magnetic resonance (“NMR”) and magnetic resonance (“MR”) imaging systems and superconducting magnets; whether we can increase margins on newer leading-edge NMR and MR imaging systems and superconducting magnets; the impact of shifting product mix on profit margins in the Scientific Instruments segment; whether we will see continued strong demand for vacuum products and for electronics manufacturing services; competitive products and pricing; economic conditions in the Company’s product and geographic markets; whether we will see continued and timely delivery of key raw materials and components by suppliers; foreign currency fluctuations that could adversely impact revenue growth and earnings; whether we will see sustained or improved market investment in capital equipment; whether we will see reduced demand from customers that operate in cyclical industries; the impact of any delay or reduction in government funding for research; our ability to successfully integrate acquisitions; the actual cost of anticipated restructuring activities and their timing and impact on future costs; the timing and amount of discrete tax events; whether the actual cost of complying with the requirements of Section 404 of the Sarbanes-Oxley Act will exceed our current estimates; and other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission. We disclaim any intent or obligation to update publicly any forward-looking statements, whether in response to new information, future events, or otherwise.

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

Varian, Inc. became a separate, public company on April 2, 1999. Until that date, the business of the Company was operated as the Instruments business of Varian Associates, Inc. (“VAI”). The Instruments business (which included the business units that designed, developed, manufactured, sold, and serviced scientific instruments and vacuum technologies, and a business unit that provided contract electronics manufacturing services) was contributed by VAI to the Company. On that date, VAI distributed to holders of its common stock one share of common stock of the Company and one share of common stock of Varian Semiconductor Equipment Associates, Inc. (“VSEA”), which was formerly operated as the Semiconductor Equipment business of VAI, for each share of VAI common stock outstanding on April 2, 1999. VAI retained its Health Care Systems business and changed its name to Varian Medical Systems, Inc. (“VMS”). These transactions were accomplished under the terms of an Amended and Restated Distribution Agreement dated as of January 14, 1999 by and among the Company, VAI, and VSEA (the “Distribution Agreement”). For purposes of providing an orderly transition and to define certain ongoing relationships between and among the Company, VMS and VSEA after Distribution, the Company, VMS, and VSEA also entered into certain other agreements which include an Employee Benefits Allocation Agreement, Intellectual Property Agreement, and Tax Sharing Agreement.

Business Segments and Products

The Company’s products and services can be classified into the following three categories, which correspond to the Company’s three business segments: Scientific Instruments, Vacuum Technologies, and Electronics Manufacturing.

Scientific Instruments

The Company’s Scientific Instruments business designs, develops, manufactures, sells, and services chromatography, optical spectroscopy, mass spectroscopy, dissolution testing, nuclear magnetic resonance equipment, and consumable products for a broad range of life science and chemical analysis applications requiring identification, quantification, and analysis of the elemental, molecular, physical, or biological composition or structure of liquids, solids, or gases.

Chromatography is a technique for separating, identifying, and quantifying the individual chemical components of substances based on the physical and chemical characteristics specific to each component. The Company’s chromatography instruments include gas chromatographs (“GCs”), high-performance liquid chromatographs (“HPLCs”), sample automation products, and data analysis systems. For certain applications, mass spectrometers are sold as a detector for GC or HPLC systems. In addition to these instruments, the Company also offers related accessories and consumable products.

Optical spectroscopy is a technique for analyzing the individual chemical components of substances based on the absorption or emission of electromagnetic radiation of a specific wavelength of light. The Company’s optical spectroscopy instruments include atomic absorption (“AA”) spectrometers, inductively coupled plasma-optical emissions spectrometers, inductively coupled plasma-mass spectrometers (“ICP-MS”), fluorescence spectrophotometers, ultraviolet-visible (“UV-Vis”), Fourier Transform infrared (“FT-IR”) imaging and near-infrared spectrophotometers, Raman spectrometers, sample automation products, and data analysis systems. The Company also offers related accessories and consumable products.

Mass spectrometry is a technique for analyzing the individual chemical components of substances by breaking molecules into multiple electrically charged ions that are then sorted for analysis according to their mass-to-charge ratios. The Company combines mass spectrometers with other instruments to create high-performance instruments such as liquid chromatograph/mass spectrometers, liquid chromatograph-nuclear magnetic resonance/mass spectrometers, gas chromatograph/mass spectrometers, and inductively coupled plasma-mass spectrometers, and offers related accessories and consumable products.

Dissolution testing is a technique for in-vitro analysis of the rate of release of a drug under controlled conditions. The Company’s dissolution testing products include systems for analyzing the rate of release and equipment for testing the physical characteristics of different dosage forms.

NMR is a non-destructive instrumental technique that uses electromagnetic fields to interact with the magnetic property of atomic nuclei in order to determine and analyze the molecular content and structure of liquids and solids. NMR spectroscopy is used in the study of liquids containing chemical substances including proteins, nucleic acids (DNA and RNA), carbohydrates, membranes, and solid materials such as crystals, plastics, rubbers, ceramics, and polymers. NMR imaging systems are used to obtain non-invasive images of, primarily, biological materials and to probe the chemical processes within these materials. The Company’s NMR systems include NMR spectrometers and liquid chromatograph-NMR/mass spectrometers. The Company’s MR imaging systems include human and other imaging systems used in research. The Company also offers probes and console upgrades to customers seeking to enhance NMR and MR imaging performance.

On November 3, 2004, the Company acquired Magnex Scientific Limited (“Magnex”). Magnex designs, develops, manufactures, sells, and services superconducting magnets for human and other MR imaging, NMR, and Fourier Transform mass spectroscopy (“FTMS”), and gradients for MR microscopy. These magnets are used in the Company’s NMR and MR imaging systems, and are also sold to original equipment manufacturers (“OEMs”) and end-users.

Consumable products are used in many laboratory applications and include sample preparation consumables used to clean up and extract complex samples, like biological and environmental specimens, for further analysis; solid phase extraction (“SPE”) and filtration products used in tube formats for toxicology and environmental extractions, and in 96-well plate formats for drug discovery and clinical research applications; micro volume SPE pipette tips used in protein research; HPLC and GC stationary phase chemistries used to separate target analytes prior to UV detection or mass spectrometry analysis; HPLC columns used in health science applications for the analysis of thermally labile compounds; GC columns used in industrial applications for the analysis of thermally stabile compounds; and other HPLC and GC stationary phase chemistries and column dimensions for a wide range of life science and industrial science applications. Consumable products also include scientific instrument parts and supplies such as filters and fittings for GC and HPLC systems; xenon lamps and cuvettes for UV-Vis-NIR, fluorescence, FT-IR, and Raman spectroscopy instruments; and graphite furnace tubes, hollow cathode lamps, and specialized sample introduction glassware for AA, ICP, and ICP-MS spectroscopy instruments. Other consumable products include on-site screening and laboratory-based kits for drugs of abuse testing from urine or saliva samples, such as in pre-employment screening, criminal justice, and toxicology testing.

Scientific Instruments’ chromatography, optical spectroscopy, mass spectrometry, dissolution testing, NMR, and consumable products can be generally categorized as either those used principally in life science applications or those used principally in chemical analysis applications (although many products are used in both applications). Life science applications include the study of biological processes, the testing of biological materials, and the diagnosis, treatment, or development of treatments of diseases. In fiscal years 2004, 2003 and 2002, Scientific Instruments sales into life science applications accounted for nearly half of the segment’s total sales (these are estimates based on assumptions of how the Company’s products are likely to be used by customers, and are provided only as an indication of a historical trend).

All of the products described above are or can be used in life science applications, such as by pharmaceutical companies in drug development, manufacturing, and quality control; by biotechnology and biopharmaceutical companies in studying biomolecules and the prevention, diagnosis, and treatment of diseases; by government and private laboratories, employers, and law enforcement and correctional agencies in drug testing; and by research hospitals and universities in basic chemistry, biological, biochemistry, and health care research. Life science customers include branded and generic pharmaceutical companies, biotechnology and toxicology companies, governmental agencies, and numerous academic institutions and research hospitals.

All of the products described above are or can also be used in chemical analysis applications, such as by environmental laboratories in testing water, soil, air, solids, and food products; by petroleum and natural gas companies in refining and quality control; by petroleum, agriculture, chemical, mining and metallurgy, and food and beverage processing companies in research and quality control; and by other industrial, governmental, and academic research laboratories in forensic analysis, materials science, and general research.

Vacuum Technologies

The Company’s Vacuum Technologies business designs, develops, manufactures, sells, and services a broad range of products used to create, control, measure, and test vacuum environments in life science, industrial, research, semiconductor, and scientific applications where ultra-clean, high-vacuum environments are needed. Vacuum Technologies’ customers are typically OEMs that manufacture equipment for these applications. Products include a wide range of high and ultra-high vacuum pumps (diffusion, turbomolecular, and ion getter), intermediate vacuum pumps (rotary vane, sorption, and dry scroll), vacuum instrumentation (vacuum control instruments, sensor gauges, and meters), and vacuum components (valves, flanges, and other mechanical hardware). Its products also include helium mass spectrometry and helium-sensing leak detection equipment for use in identifying and measuring leaks in hermetic or vacuum environments. In addition to product sales, the Company also offers a wide range of services including assistance with the design and integration of vacuum systems, a pump exchange and repair program, applications support, and training in basic and advanced vacuum technology.

Vacuum Technologies products are or can be used in a broad range of life science applications, such as in mass spectrometers for mass analysis; and in linear accelerators for cancer therapy.

Vacuum Technologies products are or can also be used in a broad range of industrial applications, such as in the manufacture of flat-panel displays, television tubes, decorative coating, architectural glass, optical lenses, light bulbs, and automobile components; in food packaging; in the testing of aircraft components, automobile airbags, refrigeration components, and industrial processing equipment; in high-energy physics research; and in the manufacture of semiconductors, and fabrication and metrology equipment.

Electronics Manufacturing

The Company’s Electronics Manufacturing business is a contract manufacturer of electronic assemblies and subsystems such as printed circuit boards for OEMs. For some customers, the business provides total manufacturing services including design support, prototype assembly, product test development, customized manufacturing (such as just-in-time and inventory management), and post-manufacturing services (such as direct end-user shipping and repair depots).

The Electronics Manufacturing business serves customers in a wide range of industries, including life science products (which includes medical equipment), aerospace equipment and communications equipment (e.g., satellite, networking, telephony, and voice and data transfer), and general industrial products. The business focuses on customers in these industries who have low- to medium-volume, high-mix manufacturing needs. The business also supplies products to the Company’s Scientific Instruments and Vacuum Technologies businesses.

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

The markets in which the Company competes are, for the most part, global. Sales outside of North America accounted for 46%, 44%, and 39% of sales for fiscal years 2004, 2003, and 2002, respectively. As a result, the Company’s customers increasingly require service and support on a worldwide basis. In addition to the United States, the Company has sales and service offices located throughout Europe, Asia, and Latin America. The Company has invested substantial financial and management resources to develop an international infrastructure to meet the needs of its customers worldwide.

Demand for the Company’s products depends on many factors, including the level of capital expenditures of the Company’s customers, the rate of economic growth in the Company’s major markets, and competitive considerations. No single customer accounted for 10% or more of the Company’s sales in fiscal year 2004, 2003, or 2002.

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

Backlog

The Company’s recorded backlog (including deferred revenue included in the Consolidated Balance Sheet) was $222 million at October 1, 2004, $206 million at October 3, 2003, and $234 million at September 27, 2002. Backlog increased from October 3, 2003 to October 1, 2004 primarily due to the receipt of a large amount of longer lead time orders by the Electronics Manufacturing segment late in fiscal year 2004. Backlog decreased from September 27, 2002 to October 3, 2003 primarily due to the recognition of revenue during fiscal year 2003 on several leading-edge NMR and MR imaging systems and accessories that were previously deferred pending delivery and/or customer acceptance.

The Company includes in backlog purchase orders or production releases under blanket purchase orders that have firm delivery dates. Recorded backlog in U.S. dollars is impacted by foreign currency fluctuations. In addition, recorded backlog might not result in sales because of cancellations or other factors. Most of the Company’s products are shipped soon after they are ordered by customers, with the time between order receipt and shipment being as short as a few days for some products and less than a fiscal quarter for most others. However, certain other products, in particular leading-edge NMR and MR imaging systems, can have significantly longer lead times, sometimes in excess of one year. Significant shipments often occur in the last month of each quarter, in part because of how customers place orders and schedule shipments.

The Company believes that over 95% of orders included in the backlog at October 1, 2004 will result in revenue before the end of fiscal year 2005. However, this percentage should not be taken as an indicator for orders received after October 1, 2004 because of the longer lead times associated with the magnets now supplied by the Company as a result of the Magnex acquisition.

Competition

Competition in markets served by the Scientific Instruments and Vacuum Technologies segments is primarily based upon the performance capabilities of products, technical support, and after-market service, the manufacturer’s reputation as a technological leader, and product pricing. The Company believes that performance capabilities are the most important of these criteria.

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

Each of the Company’s major business segments competes with many companies that address the same markets. The Company’s Scientific Instruments business competes with Agilent Technologies; Bruker; JEOL; PerkinElmer; Shimadzu; Thermo Electron; Waters; and other smaller suppliers. The Company’s Vacuum Technologies business competes with Adixen (Alcatel); BOC Edwards High Vacuum; Inficon; Leybold Vacuum; Pfeiffer Vacuum Technology; Ulvac; and other smaller suppliers. The Company’s Electronics Manufacturing business competes with numerous other companies that provide high-mix, low-volume contract manufacturing services, including Pemstar; PLEXUS; Sigmatron International; Suntron; and privately-owned regional and off-shore manufacturers.

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

As of October 1, 2004, the Company operated 14 significant manufacturing facilities located throughout the world. Scientific Instruments had manufacturing facilities in Palo Alto, California; Walnut Creek, California; Lake Forest, California; Harbor City, California; Ft. Collins, Colorado; Cary, North Carolina; Melbourne, Australia; Middelburg, Netherlands; and Grenoble, France. Vacuum Technologies had manufacturing facilities in Lexington, Massachusetts, and Turin, Italy. Electronics Manufacturing had manufacturing facilities in Tempe, Arizona; Poway, California; and Rocklin, California.

All of the Company’s significant manufacturing facilities, other than Lake Forest, California, and Grenoble, France, have been certified as complying with the International Organization for Standardization Series 9000 Quality Standards (“ISO 9000”).

Subsequent to October 1, 2004, the Company acquired Magnex, which operates a manufacturing facility in Oxford, United Kingdom.

Raw Materials

There are no specialized raw materials that are particularly essential to the operation of the Company’s business. The Company’s manufacturing operations require a wide variety of raw materials, electronic and mechanical components, chemical and biochemical materials, and other supplies, some of which are occasionally in short supply. In addition, use of certain of the Company’s products requires reliable and cost-effective supply of certain raw materials. For example, end-users of the Company’s NMR and MR imaging systems and superconducting magnets require helium to operate those systems; shortages of helium could result in higher helium prices, and thus higher operating costs for NMR and MR imaging systems and superconducting magnets, which could impact demand for those products.

Some components used in the Company’s products are manufactured by the Company. Other components, including certain superconducting magnets and electronic components, are purchased from other manufacturers. Most of the raw materials, components, and supplies purchased by the Company are available from a number of different suppliers; however, a number of items—in particular, certain superconducting magnets for NMR systems and wire used in superconducting magnets—are purchased from limited or single sources of supply, and disruption of these sources could cause delays or reductions in shipment of our products or increases in our costs, which could have an adverse effect on the Company’s financial condition or results of operations.

Research and Development

The Company is actively engaged in basic and applied research, development, and engineering programs designed to develop new products and to improve existing products. During fiscal years 2004, 2003, and 2002, the Company spent $48.7 million, $45.7 million, and $39.9 million, respectively, on research, development, and engineering activities. Over this period, the focus of the Company’s research and development activities has been shifting more toward products that serve life science applications. The Company intends to continue to conduct extensive research and development activities, with a continued emphasis on NMR and MR imaging, mass spectroscopy, and consumable products, with a bias toward life science applications. There can be no assurance that it will be able to develop and market new products on a cost-effective and timely basis, that such products will compete favorably with products developed by others, or that the Company’s existing technology will not be superseded by new discoveries or developments.

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

Patent and Other Intellectual Property Rights

The Company has a policy of seeking patent, copyright, trademark, and trade secret protection in the United States and other countries for developments, improvements, and inventions originating within its organization that are incorporated in the Company’s products or that fall within its fields of interest. As of October 1, 2004, the Company owned approximately 293 patents in the United States and approximately 471 patents throughout the world, and had numerous patent applications on file with various patent agencies worldwide. The Company intends to continue to file patent applications, as it deems appropriate.

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

These regulations increase the costs and potential liabilities of the Company’s operations. However, the Company’s compliance with these regulations is not expected to have a material effect upon the Company’s capital expenditures, earnings, or competitive position. For additional information on environmental matters, see Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors—Certain Subsequent Events and —Environmental Matters.

Employees

At October 1, 2004, the Company had approximately 4,400 full-time and temporary employees and contract laborers worldwide—approximately 2,700 in North America, 900 in Europe, 300 in Asia, 400 in Australia, and 100 in Latin America.

Risk Factors

For additional information on risks relating to the Company and its business, see Caution Regarding Forward-Looking Statements at the beginning of Part I and Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Certain Subsequent Events—Risk Factors.

Executive Officers

The following table sets forth the names and ages of the Company’s executive officers, together with positions and offices held within the last five years by such executive officers.

Name	Age	Position (Business Experience)	Period
Garry W. Rogerson	52	President and Chief Executive Officer	2004-Present
		President and Chief Operating Officer	2002-2004
		Senior Vice President, Scientific Instruments	2001-2002
		Vice President, Analytical Instruments	1999-2001

G. Edward McClammy	55	Senior Vice President, Chief Financial Officer and Treasurer	2002-Present
		Vice President, Chief Financial Officer and Treasurer	2001-2002
		Vice President and Chief Financial Officer	1999-2001

A. W. Homan	45	Vice President, General Counsel and Secretary	1999-Present

Martin O’Donoghue	46	Vice President, Scientific Instruments	2003-Present
		Vice President, Analytical Instruments	2002-2003
		Vice President and General Manager, Chromatography Systems and Analytical Supplies	2000-2002
		Engineering Manager, Chromatography Systems	1999-2000

Sergio Piras	55	Vice President, Vacuum Technologies	2000-Present
		Vice President and General Manager, Vacuum Technologies—Torino	1999-2000

C. Wilson Rudd	53	Vice President, Electronics Manufacturing	2000-Present
		Vice President and General Manager, Electronics Manufacturing	1999-2000

Sean M. Wirtjes	35	Controller	2004-Present
		Assistant Controller	2002-2004
		Corporate Controller, Quova, Inc.	2000-2002
		Senior Manager, PricewaterhouseCoopers LLP	1999-2000

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

Item 2. Properties

The Company has manufacturing, warehouse, research and development, sales, service, and administrative facilities that have an aggregate floor space of approximately 989,000 and 652,000 square feet in the United States and abroad, respectively, for a total of approximately 1,641,000 square feet worldwide. Of these facilities, aggregate floor space of approximately 573,000 square feet is leased, and the Company owns the remainder. The Company believes that its facilities and equipment generally are well maintained, in good operating condition, suitable for the Company’s purposes, and adequate for current operations.

As of October 1, 2004, the Company owned or leased 14 significant manufacturing facilities located throughout the world. Scientific Instruments had manufacturing facilities in Palo Alto, California; Walnut Creek, California; Lake Forest, California; Harbor City, California; Ft. Collins, Colorado; Cary, North Carolina; Melbourne, Australia; Middelburg, Netherlands; and Grenoble, France. Vacuum Technologies had manufacturing facilities in Lexington, Massachusetts; and Turin, Italy. Electronics Manufacturing had manufacturing facilities in Tempe, Arizona; Poway, California; and Rocklin, California. The Company owns or leases 47 sales and service facilities located throughout the world, 42 of which are located outside the United States, including in Argentina, Australia, Brazil, Canada, China, France, Germany, India, Italy, Japan, Korea, Mexico, Netherlands, Russia, Spain, Sweden, Switzerland, Taiwan, and the United Kingdom.

Subsequent to October 1, 2004, the Company acquired Magnex and assumed leases relating to its manufacturing facility in Oxford, United Kingdom.

Item 3. Legal Proceedings

The Company is involved in pending legal proceedings that are ordinary, routine, and incidental to its business. While the ultimate outcome of these and other legal matters is not determinable, the Company believes that these matters are not reasonably likely to have a material adverse effect on the Company’s financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) The Company’s high and low common stock selling prices in each of the four quarters of fiscal year 2004 and 2003 follow:

	Fiscal Year 2004 Common Stock Selling Prices
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$42.40	$46.50	$44.90	$41.55
Low	$33.50	$36.43	$38.53	$34.21

	Fiscal Year 2003 Common Stock Selling Prices
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$32.46	$30.87	$36.03	$36.51
Low	$25.30	$26.11	$28.05	$30.97

The Company’s common stock is traded on the Nasdaq National Market under the trading symbol VARI.

The Company has never paid cash dividends on its capital stock. The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

There were 3,301 holders of record of the Company’s common stock on December 3, 2004.

(b) Not applicable.

(c) The following tables summarize information relating to stock repurchases by the Company under our stock repurchase plans during the fiscal quarter ended October 1, 2004.

November 2001 Stock Repurchase Plan.

Fiscal Month	Shares Repurchased	Average Price Per Share	Shares Repurchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plan
Balance—July 2, 2004				7,897
July 3, 2004—July 30, 2004	—	$—	—	7,897
July 31, 2004—August 27, 2004	7,897	39.32	7,897	—
August 28, 2004—October 1, 2004	—	—	—	—

Total shares repurchased	7,897	$39.32	7,897

May 2004 Stock Repurchase Plan.

Fiscal Month	Shares Repurchased	Average Price Per Share	Shares Repurchased as Part of Publicly Announced Plan (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plan
Balance—July 2, 2004				1,000,000
July 3, 2004—July 30, 2004	—	$—	—	1,000,000
July 31, 2004—August 27, 2004	192,103	38.85	192,103	807,897
August 28, 2004—October 1, 2004	—		—	807,897

Total shares repurchased	192,103	$38.85	192,103

(1)	In November 2001, the Company’s Board of Directors authorized the Company to repurchase up to 1,000,000 shares of its common stock until October 1, 2004.

(2)	In May 2004, the Company’s Board of Directors authorized the Company to repurchase up to 1,000,000 shares of its common stock until September 30, 2007.

Item 6. Selected Financial Data

	Fiscal Year
	Oct. 1, 2004	Oct. 3, 2003	Sept. 27, 2002	Sept. 28, 2001	Sept. 29, 2000
(in millions, except per share amounts)
Statement of Earnings Data
Sales	$916.0	$847.7	$779.9	$749.2	$704.4
Earnings before income taxes and cumulative effect of change in accounting principle	$91.6	$75.6	$81.2	$72.6	$70.8
Income tax expense	$32.1	$26.5	$29.6	$28.3	$28.0
Earnings before cumulative effect of change in accounting principle	$59.5	$49.1	$51.6	$44.3	$42.8
Cumulative effect of change in accounting principle, net of tax	$—	$—	$—	$(7.5)	$—
Net earnings	$59.5	$49.1	$51.6	$36.8	$42.8
Net earnings per share:
Before cumulative effect of change in accounting principle
Basic	$1.72	$1.45	$1.54	$1.34	$1.35
Diluted	$1.66	$1.40	$1.48	$1.29	$1.26
Cumulative effect of change in accounting principle
Basic	$—	$—	$—	$(0.22)	$—
Diluted	$—	$—	$—	$(0.22)	$—
After cumulative effect of change in accounting principle
Basic	$1.72	$1.45	$1.54	$1.12	$1.35
Diluted	$1.66	$1.40	$1.48	$1.07	$1.26

	Fiscal Year End
	Oct. 1, 2004	Oct. 3, 2003	Sept. 27, 2002	Sept. 28, 2001	Sept. 29, 2000
Balance Sheet Data
Total assets	$830.7	$737.1	$634.6	$559.3	$512.3
Long-term debt	$30.0	$36.3	$37.6	$39.7	$45.5

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Until April 2, 1999, the business of Varian, Inc. (the “Company”) was operated as the Instruments business of Varian Associates, Inc. (“VAI”). The Instruments business (which included the business units that designed, developed, manufactured, sold, and serviced scientific instruments and vacuum technologies, and a business unit that provided contract electronics manufacturing services) was contributed by VAI to the Company. On that date, VAI distributed to the holders of its common stock one share of common stock of the Company and one share of common stock of Varian Semiconductor Equipment Associates, Inc. (“VSEA”), which was formerly operated as the Semiconductor Equipment business of VAI, for each share of VAI common stock outstanding on April 2, 1999 (the “Distribution”). VAI retained its Health Care Systems business and changed its name to Varian Medical Systems, Inc. (“VMS”). These transactions were accomplished under the terms of an Amended and Restated Distribution Agreement dated as of January 14, 1999 by and among the Company, VAI, and VSEA (the “Distribution Agreement”). For purposes of providing an orderly transition and to define certain ongoing relationships between and among the Company, VMS, and VSEA after the Distribution, the Company, VMS, and VSEA also entered into certain other agreements which include an Employee Benefits Allocation Agreement, an Intellectual Property Agreement, and a Tax Sharing Agreement.

The Company’s fiscal years reported are the 52- or 53-week periods that ended on the Friday nearest September 30. Fiscal year 2004 comprised the 52-week period ended on October 1, 2004. Fiscal year 2003 comprised the 53-week period ended on October 3, 2003. Fiscal year 2002 comprised the 52-week period ended on September 27, 2002.

Results of Operations

Fiscal Year 2004 Compared to Fiscal Year 2003

Segment Results

Our operations are grouped into three reportable business segments: Scientific Instruments, Vacuum Technologies, and Electronics Manufacturing. The following table presents comparisons of our sales and operating earnings for each of our three segments and in total for fiscal years 2004 and 2003:

	Fiscal Year Ended
	October 1, 2004		October 3, 2003		Increase (Decrease)
	$	% of Sales	$	% of Sales	$	%
(dollars in millions)
Sales by Segment:
Scientific Instruments	$584.9		$552.0		$32.9	6.0%
Vacuum Technologies	139.6		116.8		22.8	19.5
Electronics Manufacturing	191.5		178.9		12.6	7.0

Total company	$916.0		$847.7		$68.3	8.0%

Operating Earnings by Segment:
Scientific Instruments	$54.0	9.2%	$51.7	9.4%	$2.3	4.4%
Vacuum Technologies	23.5	16.9	13.0	11.2	10.5	80.5
Electronics Manufacturing	20.8	10.8	20.8	11.6	—	—

Total segments	98.3	10.7	85.5	10.1	12.8	14.9
General corporate	(7.4)	(0.8)	(8.9)	(1.1)	1.5	(17.5)

Total company	$90.9	9.9%	$76.6	9.0%	$14.3	18.7%

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

Scientific Instruments operating earnings reflect pretax restructuring and other related costs of $4.5 million and $5.7 million in fiscal years 2004 and 2003, respectively (see Restructuring Activities below). Excluding the impact of these restructuring and other related costs, the decrease in operating earnings as a percentage of sales resulted primarily from lower gross profit margins, which were adversely affected by a mix shift toward lower margin high-field NMR systems and leading-edge cold probes for NMR and away from higher margin low-field NMR systems, and by higher sales and marketing costs. Sales and marketing costs were higher as a percentage of sales due to higher order-based commissions and the weaker U.S. dollar, which increased costs for most non-U.S. operations. The decrease in operating earnings as a percentage of sales from these factors was partially offset by stronger sales of higher margin mass spectrometry products.

Vacuum Technologies.    The sales increase in Vacuum Technologies resulted primarily from an increase in the volume of products sold into both life science and industrial applications. In life science applications, sales growth was driven by increased demand for turbomolecular pumps for use in OEM mass spectrometers. Industrial sales growth came from higher demand for pumps for broad industrial uses including semiconductor applications. To a lesser extent, the weaker U.S. dollar also contributed to the increase in sales, particularly in Europe. The increase in Vacuum Technologies operating earnings as a percentage of sales in fiscal year 2004 was primarily attributable to higher gross profit margins due to sales volume leverage and a mix shift toward higher margin products as well as approximately $1.1 million in a patent suit settlement and approximately $0.8 million of pretax restructuring costs that were incurred in fiscal year 2003. Vacuum Technologies operating costs were also lower as a percentage of sales in fiscal year 2004, primarily due to sales volume leverage.

Electronics Manufacturing.    The increase in Electronics Manufacturing sales was primarily due to higher volume from industrial customers as well as approximately $4.2 million in incremental revenues from new customers obtained through an acquisition completed during the third quarter of fiscal year 2003. The decrease in Electronics Manufacturing operating earnings as a percentage of sales was primarily due to lower gross margins in fiscal year 2004. These lower gross margins were attributable to higher start-up costs relating to new business from existing customers and a mix shift toward some lower margin industrial equipment products in fiscal year 2004, partially offset by the impact of approximately $0.5 million in pretax transition costs associated with the acquisition completed in fiscal year 2003.

Consolidated Results

The following table presents comparisons of our sales and other selected consolidated financial results for fiscal years 2004 and 2003:

	Fiscal Year Ended
	October 1, 2004		October 3, 2003		Increase (Decrease)
	$	% of Sales	$	% of Sales	$	%
(dollars in millions, except per share data)
Sales	$916.0	100.0%	$847.7	100.0%	$68.3	8.1%

Gross profit	$347.2	37.9	$321.8	38.0	$25.4	7.9

Operating expenses:
Sales and marketing	157.3	17.2	144.1	17.0	13.2	9.2
Research and development	48.8	5.3	45.6	5.4	3.2	6.7
General and administrative	50.1	5.5	55.5	6.6	(5.4)	(9.7)
Purchased in-process research and development	0.1	—	—	—	0.1	100.0

Total operating expenses	256.3	28.0	245.2	29.0	11.1	4.5

Operating earnings	90.9	9.9	76.6	9.0	14.3	18.7
Interest income	3.1	0.3	1.5	0.2	1.6	104.4
Interest expense	(2.4)	(0.2)	(2.5)	(0.3)	0.1	(3.8)
Income tax expense	(32.1)	(3.5)	(26.5)	(3.1)	(5.6)	21.1

Net earnings	$59.5	6.5%	$49.1	5.8%	$10.4	21.1%

Net earnings per diluted share	$1.66		$1.40		$0.26

Sales.    As shown above, fiscal year 2004 sales by the Scientific Instruments, Vacuum Technologies, and Electronics Manufacturing segments increased by 6.0%, 19.5%, and 7.0%, respectively, compared to fiscal year 2003 sales. The improvement in sales was primarily attributable to general economic improvement and continued acceptance of our newer products, which was partially offset by the shorter fiscal year 2004 (which comprised 52 weeks) compared to fiscal year 2003 (which comprised 53 weeks).

Geographically, sales in North America of $498.5 million, Europe of $272.7 million, and the rest of the world of $144.8 million in fiscal year 2004 represented increases of 5.2%, 16.1%, and 4.1%, respectively, compared to fiscal year 2003. All three segments experienced an increase in sales across all major geographic regions that they served except for Scientific Instruments sales into North America, which were flat, and the Pacific Rim, which were lower. The decrease in sales in the Pacific Rim in fiscal year 2004 was primarily due to lower sales of high-field NMR systems into that region as compared to fiscal year 2003. This decrease was partially offset by continued growth in sales of other Scientific Instruments and Vacuum Technologies products into the Pacific Rim and higher Scientific Instruments sales into Latin America. The overall increase in North America sales was primarily due to higher demand for products from the Vacuum Technologies and Electronics Manufacturing segments. The increase in Europe was driven by improved Scientific Instruments and Vacuum Technologies sales; in part, this reflects the currency effect of the stronger Euro in fiscal year 2004.

Gross Profit.    Gross profit as a percentage of sales was basically flat. Higher start-up costs relating to new business from existing customers and a mix shift toward some lower margin industrial equipment products in the Electronics Manufacturing segment reduced the gross profit percentage by approximately one-half of one percent. In the Scientific Instruments segment, the adverse impact of a mix shift toward lower margin high-field NMR systems and NMR cold probes and away from higher margin low-field NMR systems was only partially offset by the impact of stronger sales of higher margin mass spectrometry products and application-based consumable products in fiscal year 2004; the net impact of these factors was a reduction in the overall gross profit percentage of around one-half of one percent. These decreases were substantially offset by a higher gross profit percentage in the Vacuum Technologies segment, primarily as a result of sales volume leverage and a mix shift toward higher margin products.

Sales and Marketing.    The slight increase in sales and marketing expenses as a percentage of sales was due primarily to the weaker U.S. dollar, which increased costs for most non-U.S. operations, and higher order-based commissions.

Research and Development.    Research and development spending was relatively constant as a percentage of sales, as the Company increased its investment in research and development, particularly in the areas of NMR and MR imaging, mass spectroscopy, and consumable products, with a bias toward life science applications.

General and Administrative.    General and administrative expenses in fiscal year 2004 included approximately $4.6 million in pretax restructuring and other related costs as well as pretax gains of approximately $1.5 million relating to the curtailment of defined benefit pension plans in Australia and the Netherlands (these curtailment gains were offset by a related defined benefit plan settlement loss of approximately $1.5 million in the first quarter of fiscal year 2005). In comparison, general and administrative expenses in fiscal year 2003 included approximately $6.9 million in pretax restructuring costs and a pretax patent suit settlement of $1.1 million. Excluding the impact of these items, general and administrative expenses as a percentage of sales decreased in fiscal year 2004 primarily as a result of lower administrative costs in the Electronics Manufacturing segment.

We currently anticipate that general and administrative expenses will be adversely impacted in fiscal year 2005 by the cost of complying with the requirements of Section 404 of the Sarbanes-Oxley Act.

Restructuring Activities.

Fiscal Year 2004 Plans.    During fiscal year 2004, we undertook certain restructuring actions to reorganize the management structure in our Scientific Instruments factories in Australia and the Netherlands. These actions were undertaken to narrow the strategic and operational focus of these factories and involved the termination of three senior managers. These actions were initiated in the fourth quarter of fiscal year 2004. All severance and other employee-related costs relating to this restructuring plan were recorded and included in general and administrative expenses in the fourth quarter of fiscal year 2004 and are currently expected to be settled by the end of fiscal year 2005. This restructuring plan did not involve any non-cash components. The following table sets forth changes in the Company’s liability relating to the foregoing restructuring plan during fiscal year 2004:

	Fiscal Year 2004
	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at October 3, 2003	$—	$—	$—
Charges to expense	1,024	—	1,024
Cash payments	(359)	—	(359)

Balance at October 1, 2004	$665	$—	$665

Also during fiscal year 2004, we committed to a separate plan to reorganize our Scientific Instruments and corporate marketing organizations and to consolidate certain Scientific Instruments administrative functions in North America. This plan, which involves the termination of approximately 20 employees, was undertaken to more closely align the strategic and operational focus of these organizations across different product lines and to improve efficiency and reduce operating costs. These actions were initiated in the fourth quarter of fiscal year 2004 and are expected to be completed by the end of the second quarter of fiscal year 2005. All severance and other employee-related costs relating to this restructuring plan were recorded and included in general and administrative expenses in the fourth quarter of fiscal year 2004 and are currently expected to be settled during the first half of fiscal year 2005. This restructuring plan did not involve any non-cash components. The following table sets forth changes in the Company’s liability relating to the foregoing restructuring plan during fiscal year 2004:

	Fiscal Year 2004
	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at October 3, 2003	$—	$—	$—

Charges to expense	859	—	859

Balance at October 1, 2004	$859	$—	$859

Fiscal Year 2003 Plan.    During fiscal year 2003, we undertook certain restructuring actions to improve efficiency and more closely align employee skill sets and other resources with our evolving product mix as a result of our continued emphasis on NMR, mass spectroscopy, and consumable products, with a bias toward life science applications. In addition, actions were undertaken to create a more efficient consumable products operation. These actions primarily impacted the Scientific Instruments segment and involved the termination of approximately 160 employees (principally in our sales and marketing, administration, service, and manufacturing functions), the closure of three sales offices and the consolidation of three consumable products factories into one in Southern California. Substantially all of these activities were completed during fiscal year 2003 except for the termination of approximately 20 employees, which took place in the second and third quarters of fiscal year 2004, and the Southern California facility consolidation, which was initiated in the third quarter of fiscal year 2003 and is expected to be substantially completed in the first quarter of fiscal year 2005. Costs relating to these restructuring activities have been included in general and administrative expenses. The following table sets forth changes in the Company’s liability relating to the foregoing restructuring plan during fiscal years 2003 and 2004:

	Fiscal Years 2003 and 2004
	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at September 27, 2002	$—	$392	$392

Charges to expense	5,242	1,729	6,971
Cash payments	(4,043)	(387)	(4,430)
Foreign currency impacts and other adjustments	(27)	(537)	(564)

Balance at October 3, 2003	1,172	1,197	2,369

Charges to expense, net of reversals of $216	558	(22)	536
Cash payments	(1,750)	(338)	(2,088)
Foreign currency impacts and other adjustments	169	(7)	162

Balance at October 1, 2004	$149	$830	$979

We expect to settle all employee-related balances by the end of fiscal year 2006, while facility-related payments are currently expected to run through fiscal year 2010. The non-cash portion of restructuring costs recorded in the fiscal years 2004 and 2003 was not significant, either in the aggregate or for any single period presented.

During fiscal year 2004, we incurred approximately $2.2 million in other costs relating directly to the Southern California facility consolidation that were in addition to the restructuring costs described above. These costs included approximately $1.7 million of non-cash charges for accelerated depreciation of assets to be disposed of upon the closure of facilities, approximately $0.1 million in facility relocation costs, and approximately $0.4 million in employee retention and relocation costs.

We currently anticipate that general and administrative expenses for the first quarter of fiscal year 2005 will include approximately $0.5 million in pretax restructuring costs and approximately $0.3 million in other related costs (comprised of anticipated non-cash charges for accelerated depreciation of assets to be disposed) in connection with the completion of the Southern California facility consolidation.

Restructuring Cost Savings.    When they were initiated, each of the foregoing restructuring plans was eventually expected to result in a reduction of annual operating expenses. The following table sets forth the estimated annual cost savings for each plan as well as where those cost savings were expected to be realized:

Restructuring Plan	Estimated Annual Cost Savings
Fiscal Year 2003 Plan	$9.0 million - $11.0 million
Fiscal Year 2004 Plan (Scientific Instruments factory management)	$0.6 million - $0.8 million
Fiscal Year 2004 Plan (Scientific Instruments and corporate marketing organizations; Scientific Instruments administrative functions)	$1.0 million - $1.5 million

These estimated costs savings are primarily expected to impact selling, general, and administrative expenses and, to a lesser extent, cost of sales. Some of these cost savings have been and will continue to be reinvested in other parts of our business, for example, as part of our continued emphasis on NMR and MR imaging, mass spectroscopy, and consumable products, with a bias toward life science applications. In addition, unrelated cost increases in other areas of our operations such as corporate compliance costs could offset some of these cost savings. Although it is difficult to quantify with any precision our actual cost savings to date from these activities, many of which are still ongoing, we currently believe that the ultimate savings realized will not differ materially from our initial estimate.

Purchased In-Process Research and Development.    In connection with the acquisition of certain assets of Digilab, LLC (the “Digilab Business”) in September 2004, the Company recorded a one-time pretax charge of $0.1 million for purchased in-process research and development relating to several new Digilab Business products that were in process at the time of the acquisition. No such charges were recorded during fiscal year 2003.

Interest Income.    Interest income was $3.1 million (representing 0.3% of sales) in fiscal year 2004, compared to $1.5 million (representing 0.2% of sales) in fiscal year 2003. The increase in interest income in fiscal year 2004 resulted primarily from higher levels of invested cash and some increase in interest rates on invested cash.

Income Tax Expense.    The effective income tax rate was 35.0% in both fiscal year 2004 and fiscal year 2003, and the estimated annual effective income tax rate is expected to remain at 35.0% in fiscal year 2005 excluding any discrete items. However, the Company currently anticipates recording a discrete, one-time reduction in income tax expense during the first quarter of fiscal year 2005 as a result of a change in the treatment of foreign tax credits under new U.S. law enacted during the quarter. The amount of this reduction cannot currently be estimated, but could be significant.

Net Earnings.    Net earnings in fiscal year 2004 reflect the impact of approximately $4.6 million in pretax restructuring and other related costs and pretax gains of approximately $1.5 million relating to the curtailment of defined benefit pension plans in Australia and the Netherlands (these curtailment gains were offset by a related defined benefit plan settlement loss of approximately $1.5 million in the first quarter of fiscal year 2005). Net earnings in fiscal year 2003 included approximately $6.9 million in pretax restructuring costs. Excluding the impact of these items, the increase in net earnings resulted primarily from increased sales.

Fiscal Year 2003 Compared to Fiscal Year 2002

Segment Results

The following table presents comparisons of our sales and operating earnings for each of our three segments and in total for fiscal years 2003 and 2002:

	Fiscal Year Ended
	October 3, 2003		September 27, 2002		Increase (Decrease)
	$	% of Sales	$	% of Sales	$	%
(dollars in millions)
Sales by Segment:
Scientific Instruments	$552.0		$493.9		$58.1	11.8%
Vacuum Technologies	116.8		111.1		5.7	5.1
Electronics Manufacturing	178.9		174.9		4.0	2.3

Total company	$847.7		$779.9		$67.8	8.7%

Operating Earnings by Segment:
Scientific Instruments	$51.7	9.4%	$54.4	11.0%	$(2.7)	(5.0)%
Vacuum Technologies	13.0	11.2	16.8	15.1	(3.8)	(22.4)
Electronics Manufacturing	20.8	11.6	17.8	10.2	3.0	16.6

Total segments	85.5	10.1	89.0	11.4	(3.5)	(4.0)
General corporate	(8.9)	(1.1)	(5.9)	(0.7)	(3.0)	49.3

Total company	$76.6	9.0%	$83.1	10.7%	$(6.5)	(7.8)%

Scientific Instruments.    The revenue growth in Scientific Instruments was primarily driven by increased sales of chromatography, spectroscopy, and high-end NMR systems into life science applications, the impact of a stronger Euro, and the acquisition of ANSYS Technologies, Inc. (“ANSYS”) in February 2002 and the non-clinical, drugs of abuse testing business (the “DAT Business”) from Roche Diagnostics Corporation in January 2003. Earnings from operations include $5.7 million of pretax restructuring costs in fiscal year 2003 and a one-time pretax charge of $0.9 million for purchased in-process research and development relating to the acquisition of ANSYS in fiscal year 2002. In addition, amortization of acquisition-related intangible assets relating to the Scientific Instruments segment increased to $2.6 million, compared to $1.5 million in fiscal year 2002, as a result of the ANSYS and DAT Business acquisitions. Excluding the impact of these costs, the decrease in operating earnings as a percentage of sales resulted primarily from lower gross profit margins and increased general and administrative expenses.

Vacuum Technologies.    Vacuum Technologies sales increased primarily as a result of higher sales of products into life science applications in fiscal year 2003. Vacuum Technologies operating earnings for fiscal year 2003 include pretax restructuring costs of $0.8 million and a pretax patent suit settlement of $1.1 million. Excluding the impact of these costs, the decrease in operating earnings as a percentage of sales in fiscal year 2003 resulted primarily from increased spending on research and development, legal expenses relating to the patent suit, and some impact of a weaker U.S. dollar.

Electronics Manufacturing.    The increase in Electronics Manufacturing sales in fiscal year 2003 was due primarily to approximately $5 million in revenue from new customers obtained through an acquisition completed during the third quarter of fiscal year 2003 and increased sales to industrial customers. Operating earnings for fiscal year 2003 reflect $0.5 million in pretax acquisition-related transition costs. Excluding the impact of these costs, the increase in operating earnings as a percentage of sales in fiscal year 2003 was due to improved operational efficiencies in fiscal year 2003.

Consolidated Results

The following table presents comparisons of our sales and other selected consolidated financial results for fiscal years 2003 and 2002:

	Fiscal Year Ended
	October 3, 2003		September 27, 2002		Increase (Decrease)
	$	% of Sales	$	% of Sales	$	%
(dollars in millions, except per share data)
Sales	$847.7	100.0%	$779.9	100.0%	$67.8	8.7%

Gross profit	$321.8	38.0	$295.7	37.9	$26.2	8.8

Operating expenses:
Sales and marketing	144.1	17.0	132.3	17.0	11.8	8.9
Research and development	45.6	5.4	39.9	5.1	5.7	14.4
General and administrative	55.5	6.6	39.5	5.1	16.0	40.5
Purchased in-process research and development	—	—	0.9	0.1	(0.9)	(100.0)

Total operating expenses	245.2	29.0	212.6	27.3	32.6	15.3

Operating earnings	76.6	9.0	83.1	10.6	(6.4)	(7.8)
Interest income	1.5	0.2	1.0	0.1	0.5	50.7
Interest expense	(2.5)	(0.3)	(2.9)	(0.3)	0.4	(14.1)
Income tax expense	(26.5)	(3.1)	(29.5)	(3.8)	3.0	(10.4)

Net earnings	$49.1	5.8%	$51.7	6.6%	$(2.5)	(4.8)%

Net earnings per diluted share	$1.40		$1.48		$(0.08)

Sales.    As shown above, fiscal year 2003 sales by the Scientific Instruments, Vacuum Technologies, and Electronics Manufacturing segments increased by 11.8%, 5.1%, and 2.3%, respectively, compared to fiscal year 2002. These increases were partially attributable to the longer fiscal year 2003 (which comprised 53 weeks) compared to fiscal year 2002 (which comprised 52 weeks).

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

Gross Profit.    The slight increase in gross profit percentage (from 37.9% in fiscal year 2002 to 38.0% in fiscal year 2003) was driven primarily by an increase in the gross profit margin for Electronics Manufacturing due to improved operational efficiencies. This increase was partially offset by increased sales of newer leading-edge Scientific Instruments products, which had lower margins due to higher installation and warranty costs.

Sales and Marketing.    Sales and marketing expenses were 17.0% of sales in both fiscal year 2003 and fiscal year 2002. The increase in sales and marketing expenses in absolute dollars resulted primarily from the acquisition of ANSYS in February 2002 and the DAT Business in January 2003. The increase was also attributable to costs associated with higher revenues as well as the weaker U.S. dollar, which increased costs for most sales and marketing resources based in non-U.S. locations.

Research and Development.    Research and development expenses were 5.4% of sales in fiscal year 2003, compared to 5.1% of sales in fiscal year 2002. Research and development expenses increased as a percentage of sales primarily because the Company continued to increase its focus within the Scientific Instruments and Vacuum Technologies segments on new product development with an emphasis on life science applications. The weaker U.S. dollar also contributed to the increase, as costs relating to certain non-U.S. based research and development resources were higher.

General and Administrative.    General and administrative expenses increased in fiscal year 2003 primarily as a result of higher expenses related to acquired businesses, higher insurance and corporate compliance costs, pretax restructuring costs of $6.9 million, and a pretax patent suit settlement of $1.1 million. In addition, amortization of acquisition-related intangible assets increased to $2.7 million in fiscal year 2003, compared to $1.6 million in the prior year, as a result of the ANSYS and DAT Business acquisitions.

Restructuring Activities.    During fiscal year 2003, we undertook certain restructuring actions to improve efficiency and more closely align employee skill sets and other resources with our evolving product mix as a result of our continued emphasis on NMR, mass spectroscopy, and consumable products, with a bias toward life science applications. In addition, actions were undertaken to create a more efficient consumable products operation. These actions primarily impacted the Scientific Instruments segment and involved the termination of approximately 160 employees (principally in our sales and marketing, administration, service, and manufacturing functions), the closure of three sales offices and the consolidation of three consumable products factories into one in Southern California. Substantially all of these activities were completed during fiscal year 2003 except for the termination of approximately 20 employees, which took place in the second and third quarters of fiscal year 2004, and the Southern California facility consolidation, which was initiated in the third quarter of fiscal year 2003 and is expected to be completed in the first quarter of fiscal year 2005. Costs relating to these restructuring activities have been included in general and administrative expenses. The following tables set forth changes in the Company’s liability relating to the foregoing restructuring plan during fiscal year 2003:

	Fiscal Year Ended October 3, 2003
	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at September 27, 2002	$—	$392	$392
Charges to expense	5,242	1,729	6,971
Cash payments	(4,043)	(387)	(4,430)
Foreign currency impacts and other adjustments	(27)	(537)	(564)

Balance at October 3, 2003	$1,172	$1,197	$2,369

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

Net Earnings.    Net earnings for fiscal year 2003 reflect the impact of pretax restructuring costs of $6.9 million and a pretax patent suit settlement of $1.1 million, while net earnings for fiscal year 2002 include the impact of a one-time pretax charge of $0.9 million for purchased in-process research and development relating to the ANSYS acquisition. Excluding the effect of these costs, the increase in net earnings in fiscal year 2003 was primarily the result of increased profitability in the Scientific Instruments and Electronics Manufacturing segments, partially offset by lower profitability in the Vacuum Technologies segment and higher corporate costs.

Certain Subsequent Events

Acquisition of Magnex Scientific Limited.    On November 3, 2004, we acquired Magnex Scientific Limited (“Magnex”) for approximately $31.8 million in cash and assumed net debt, subject to certain net asset adjustments. The transaction also includes an opportunity for additional purchase price payments of up to $6.0 million over a three-year period, depending on the performance of the Magnex business relative to certain financial targets. Magnex designs, develops, manufactures, sells, and services superconducting magnets for human and other magnetic resonance (“MR”) imaging, nuclear magnetic resonance (“NMR”), and Fourier Transform mass spectroscopy (“FTMS”), and gradients for MR microscopy. These magnets are used in our NMR and MR imaging systems, and are also sold to original equipment manufacturers (“OEMs”) and end-users. Through the Magnex acquisition, we gained control of the production of certain magnets used in our existing NMR and MR imaging systems, which is expected to help reduce the cost of these systems in the future. In addition, we expect to be able to better coordinate the design and development of new NMR and MR imaging products with the design and the development of magnets for those products.

While the Magnex business presents these opportunities, it will also present us with new challenges. These challenges include ensuring that we maintain sources of supply of specialized superconducting wire, which is available from a limited number of external suppliers. In addition, superconducting magnets are complex, can be difficult to manufacture, are often intended for use in leading-edge research applications, and can only be tested after being manufactured. Manufacturing of these magnets also involves long lead-times, and customer acceptance can be dependent upon specific acceptance criteria, which can make it difficult for us to forecast shipment, installation, and acceptance of, and installation and warranty costs on, superconducting magnets and our NMR and MR imaging systems that use those magnets. This can in turn make it difficult for us to forecast the timing of revenue recognition and the achieved gross profit margin on these magnets and our systems in which they are used.

The Magnex business became part of our Scientific Instruments segment. We will complete our allocation of the purchase price paid for Magnex following the completion of the closing balance sheet, a valuation of acquired intangible assets, and certain other matters. This is currently expected to occur by the end of the fiscal quarter ending December 31, 2004.

U.K. Field Support Administration Restructuring.    In October 2004, in connection with our announcement of the definitive agreement to acquire Magnex, we committed to a plan to rationalize our field support administration in the United Kingdom. The objective of the plan is to achieve operational efficiencies and eliminate redundant costs resulting from the Magnex acquisition. The plan will involve the termination of approximately 20 employees, the consolidation of certain field support administrative functions currently located in our Walton, U.K. location to Magnex’s location in Oxford, U.K., and the closure of the Walton facility.

We expect the plan to result in pretax restructuring charges of approximately $1.7 million to $1.9 million. These amounts are comprised of approximately $300,000 to $400,000 relating primarily to employee terminations and approximately $1.4 million to $1.5 million relating primarily to lease termination costs associated with the planned closure of the Walton, U.K. facility. These amounts include approximately $100,000 in non-cash charges. We anticipate that all restructuring charges will be recorded by the end of the second quarter of fiscal year 2005 and will be settled between the first quarter of fiscal year 2005 and the fourth quarter of fiscal year 2006. All actions under the plan are expected to be completed by the end of the second quarter of fiscal year 2005.

In addition to the restructuring charges outlined above, we also expect to incur other one-time pretax costs of approximately $300,000 to $400,000 relating to the plan. These amounts are primarily comprised of anticipated facility and personnel relocation costs. Including these other restructuring-related costs, we anticipate that total future expenditures related to the plan will be approximately $2.0 million to $2.3 million. Once completed, the estimated annual cost savings realized as a result of this restructuring plan (before any reinvestment of those savings) are expected to be between $0.8 million and $1.2 million.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to exercise certain judgments in selecting and applying accounting policies and methods. Following is a summary of what we consider to be our most critical accounting policies—those that are most important to the portrayal of our financial condition and results of operations and that require our most difficult, subjective, or complex judgments—the effects of those accounting policies applied, and the judgments made in their application.

Revenue Recognition.    We derive revenues from three primary sources: product sales, accessory sales, and services. We recognize revenue on product sales and accessory sales when persuasive evidence of an arrangement exists, the contract price is fixed or determinable, the product or accessory has been delivered, title and risk of loss have passed to the customer, and collection of the resulting receivable is reasonably assured. Our sales are typically not subject to rights of return and, historically, actual sales returns have not been significant. Product sales that do not involve unique customer acceptance terms or new specifications or technology with customer acceptance provisions, but that do involve installation services, are accounted for as multiple-element arrangements, where the larger of the contractual billing holdback or the fair value of the installation service is deferred when the product is delivered and subsequently recognized when the installation is complete. For certain other product sales that do involve unique customer acceptance terms or new specifications or technology with customer acceptance provisions, all revenue is deferred until all contractually required customer acceptance provisions and product specifications have been satisfied. Revenue related to service contracts is recognized ratably over the term of the contracts. Unearned maintenance and service contract revenue is included in accrued liabilities on the accompanying Consolidated Balance Sheet. Revenue related to incident-based paid service and training services is recognized when the related services are provided to the customer.

In all cases, the fair value of undelivered elements is deferred until those items are delivered to the customer. Sales arrangements involving undelivered elements are primarily confined to the Scientific Instruments segment and involve product accessories, installation services, and/or training services that are delivered after the related product has been delivered. Product accessories generally enhance the functionality of the product but are not essential to the functionality of the product. In determining relative fair values for product accessories and training services, we utilize published price list values as the basis for allocating the overall arrangement consideration. List prices are representative of fair value, as stand-alone sales of products, product accessories, and training have occurred at list price. The fair value of installation services is calculated by applying standard service billing rates to the estimate of the number of hours to install a specific product based on historical experience. Estimates of installation hours have historically been accurate.

In limited cases, product accessories ordered by customers may not have an established list price, as the item may be a new or slightly modified accessory with no prior sales history. In these limited cases, we consider whether a comparable or substitute accessory that provides similar functionality exists for which fair value has been established and then use that comparable or substitute accessory’s list price in estimating the fair value of the undelivered elements. If such conditions do not exist, all arrangement revenue is deferred until the undelivered element is delivered; however, such cases are infrequent and arise from a significant technological advance that creates products or product accessories without a suitable comparable or substitute accessory from which to derive fair value.

We determine when and how much revenue may be recognized on a particular transaction in a particular period based on our best estimates of the fair value of undelivered elements and our judgment of when our performance obligations have been met as outlined above. These judgments and estimates impact reported revenues.

Allowances for Doubtful Accounts Receivable.    We sell our products and extend trade credit to a large number of customers. These customers are dispersed across many different industries and geographies and, historically, no single customer has accounted for 10% or more of our total revenues. We perform ongoing credit evaluations of our customers and generally do not require collateral from them. Although bad debt write-offs have historically been insignificant, allowances are established for amounts that are considered to be uncollectible. These allowances represent our best estimates and are based on our judgment after considering a number of factors including third-party credit reports, actual payment history, customer-specific financial information, and broader market and economic trends and conditions. In the event that actual uncollectible amounts differ from these best estimates, changes in allowances for doubtful accounts might become necessary.

Inventory Valuation.    Inventories are stated at the lower of cost or market, with cost being computed on an average-cost basis. Provisions are made to write down potentially excess, obsolete, or slow-moving inventories to their net realizable value. These provisions are based on our best estimates after considering historical demand, projected future demand (including current backlog), inventory purchase commitments, industry and market trends and conditions, and other factors. In the event that actual excess, obsolete, or slow-moving inventories differ from these best estimates, changes to inventory reserves might become necessary.

Product Warranty.    Our products are generally subject to warranties, and liabilities are therefore established for the estimated future costs of repair or replacement through charges to cost of sales at the time the related sale is recognized. These liabilities are adjusted based on our best estimates of future warranty costs after considering historical and projected product failure rates and product repair costs. In the event that actual experience differs from these best estimates, changes in our warranty liabilities might become necessary.

Environmental Liabilities.    As discussed more fully below under the heading Risk Factors—Environmental Matters, under the terms of the Distribution, we and VSEA are each obligated to indemnify VMS for one-third of certain environmental investigation, monitoring, and/or remediation costs (after adjusting for any insurance proceeds and tax benefits recognized or realized by VMS for such costs). The liabilities recorded by us relating to these matters are based on our best estimates after considering currently available information regarding the cost and timing of remediation efforts, related legal matters, insurance recoveries, and other environmental-related events. As additional information becomes available, these amounts are adjusted accordingly. Should the cost or timing of remediation efforts, legal matters, insurance recoveries, or other environmental-related events (including any which may be currently unidentified) differ from our current expectations and best estimates, changes to our reserves for environmental matters might become necessary.

Income Taxes.    We are subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and determining our income tax expense. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We establish reserves for tax-related uncertainties based on our best estimates of whether, and the extent to which, additional taxes and interest will be due. These reserves are established when, despite our belief that our tax return positions are fully supportable, we believe that certain positions are likely to be challenged and may not be sustained on review by tax authorities. These reserves are adjusted in light of changing facts and circumstances. Our income tax expense includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest.

Our effective income tax rate differs from the federal statutory income tax rate primarily due to state and local taxes and the tax impact of foreign operations. In the future, effective tax rates could be adversely affected by earnings being lower than anticipated in countries having lower statutory rates and higher than anticipated in countries having higher statutory rates, by changes in the valuation of deferred tax assets or liabilities, or by changes in tax laws or interpretations thereof. In addition, we are subject to examination of our income tax returns by the U.S. Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our income tax expense.

Liquidity and Capital Resources

The Company generated $92.9 million of cash from operating activities in fiscal year 2004, which compares to $121.6 million in fiscal year 2003. The decrease in cash from operating activities resulted primarily from the relative changes in accounts receivable ($26.9 million) and inventories ($7.1 million), partially offset by higher net earnings ($10.4 million). Cash flows from tax benefits from nonqualified stock option exercises and higher income tax-related accrued liabilities were substantially offset by those from increases in net deferred tax assets in fiscal year 2004. Cash usage relating to accounts receivable in fiscal year 2004 of $9.3 million was primarily attributable to higher sales volume and an increase in the average number of days accounts receivable were outstanding during the fourth quarter of fiscal year 2004 compared to the same quarter of the prior fiscal year. This increase primarily resulted from the fact that the fourth quarter of fiscal year 2004 comprised thirteen weeks, compared to fourteen weeks in the fourth quarter of fiscal year 2003. Cash generated from accounts receivable in fiscal year 2003 of $17.6 million was primarily due to a significant improvement in the average number of days accounts receivable were outstanding during the fourth quarter of fiscal year 2003, primarily as a result of the extra week included in that period when compared to the fourth quarter of fiscal year 2002. The relative increase in inventory in fiscal year 2004 was the result of our need to support higher sales and order volume for our products, which led us to maintain more inventory, and the timing of magnet purchases and deliveries for NMR and MR imaging systems. Inventory turnover for the two periods was relatively constant.

The Company used $34.7 million of cash for investing activities in fiscal year 2004, which compares to usage of $51.1 million in fiscal year 2003. The decrease in cash used for investing activities was primarily due to a decrease in payments made relating to acquisitions during fiscal year 2004 as compared to the prior fiscal year. In particular, amounts paid in fiscal 2003 for the acquisition of the DAT Business from Roche Diagnostics Corporation exceeded amounts paid in fiscal 2004 for the acquisition of the Digilab Business by approximately $10.3 million. Lower net purchases of property, plant, and equipment also contributed to the decrease in cash used for investing activities in fiscal year 2004.

The Company used $12.5 million of cash for financing activities in fiscal year 2004, which compares to usage of $4.8 million in fiscal year 2003. The increase in cash used for financing activities in fiscal year 2004 was primarily due to higher cash expenditures to repurchase and retire common stock. The increased level of stock repurchases in fiscal year 2004 was the result of an effort to utilize excess cash to offset increases in our outstanding common shares due to higher stock option exercise volume. The impact of these stock repurchases on our cash balance was partially offset by higher proceeds from the issuance of common stock pursuant to stock option exercises.

During fiscal year 2002, we established a three-year unsecured revolving bank credit facility in the amount of $50.0 million for working capital purposes. No amounts were borrowed under this credit facility. During the second quarter of fiscal 2004, we determined that our current liquidity position and the short remaining term of the credit facility no longer justified the cost of maintaining the facility. As a result, the facility was terminated in January 2004. Costs incurred in connection with the termination of this facility were not significant and were expensed during the second quarter of fiscal year 2004.

During fiscal year 2003, we established a short-term bank credit facility in Japan in the amount of 300 million yen (approximately $2.7 million at October 1, 2004). The credit facility is available to our wholly owned Japanese subsidiary for working capital purposes. As of October 1, 2004, no amounts were outstanding under this credit facility and 300 million yen (approximately $2.7 million) was available for future borrowing. This credit facility contains certain covenants that limit future borrowings under this facility, with which we were in compliance at October 1, 2004.

In addition to these bank credit facilities, as of October 1, 2004, we had a total of $76.1 million in other uncommitted and unsecured credit facilities for working capital purposes with interest rates to be established at the time of borrowing. No borrowings were outstanding under these credit facilities as of October 1, 2004. All of these credit facilities contain certain customary conditions and events of default, with which we were in compliance at October 1, 2004. Of the $76.1 million in uncommitted and unsecured credit facilities, a total of $41.6 million was limited for use by, or in favor of, certain subsidiaries at October 1, 2004, and a total of $16.4 million of this $41.6 million was being utilized in the form of bank guarantees or short-term standby letters of credit. These guarantees and letters of credit related primarily to advance payments or deposits made to our subsidiaries by customers for which separate liabilities were recorded in the Consolidated Financial Statements at October 1, 2004. No amounts had been drawn by beneficiaries under these or any other outstanding guarantees or letters of credit as of that date.

As of October 1, 2004, we had $32.5 million in term loans outstanding compared to $35.0 million at October 3, 2003. As of both October 1, 2004 and October 3, 2003, fixed interest rates on the term loans ranged from 6.7% to 7.2%. The weighted-average interest rate on the term loans was 6.8% at both October 1, 2004 and October 3, 2003. The term loans contain certain covenants that limit future borrowings and the payment of cash dividends and require the maintenance of certain levels of working capital and operating results. We were in compliance with all restrictive covenants of the term loan agreements at October 1, 2004. We also had other long-term notes payable of $4.2 million as of October 1, 2004 with a weighted-average interest rate of 0.0% and $4.1 million as of October 3, 2003 with a weighted-average interest rate of 0.1%.

In connection with the acquisition of the Digilab Business, we have accrued but not yet paid a portion of the purchase price amount that has been retained to secure the sellers’ indemnification obligations. This retained amount, which is due to be paid during fiscal year 2005 (net of any indemnification claims), totaled approximately $2.1 million at October 1, 2004. In addition to this retained payment, we are, from time to time, obligated to pay additional cash purchase price amounts in the event that certain financial or operational milestones are met by the acquired businesses. As of October 1, 2004, up to a maximum of $19.5 million could be payable through fiscal year 2006 under these contingent consideration arrangements. Of this maximum amount, a total of $10.0 million relates to the Digilab Business acquisition and can be earned if acquired product lines reach specific financial performance targets through fiscal year 2005. The remaining $9.5 million relates to the acquisition of Bear Instruments, Inc. in fiscal year 2001 and can be earned if acquired product lines reach specific financial performance targets through fiscal year 2006. Any contingent payments made will be recorded as additional goodwill at the time they are earned. See also the discussion above under the heading Certain Subsequent Events, which describes our acquisition of Magnex after October 1, 2004.

The Distribution Agreement provides that the Company is responsible for certain litigation to which VAI was a party, and further provides that the Company will indemnify VMS and VSEA for one-third of the costs, expenses, and other liabilities relating to certain discontinued, former, and corporate operations of VAI, including certain environmental liabilities (see below under the heading Risk Factors—Environmental Matters and—Governmental Regulations).

As of October 1, 2004, we had cancelable commitments to a contractor for capital expenditures totaling approximately $1.7 million relating to the ongoing consolidation of three consumable products factories into one in Southern California. In the event that these commitments are canceled for reasons other than the contractor’s default, we may be responsible for reimbursement of actual costs incurred by the contractor. We had no material non-cancelable commitments for capital expenditures as of October 1, 2004. In the aggregate, we currently anticipate that our capital expenditures will be between $28 million and $32 million during fiscal year 2005.

Our liquidity is affected by many other factors, some based on the normal ongoing operations of the business and others related to the uncertainties of the industry in which we compete and global economies. Although our cash requirements will fluctuate based on the timing and extent of these factors, we believe that cash generated from operations, together with our current cash balance and borrowing capability, will be sufficient to satisfy commitments for capital expenditures and other cash requirements for the next 12 months.

Contractual Obligations and Other Commercial Commitments

The following table summarizes future principal payments on outstanding debt and minimum rentals due for certain facilities and other leased assets under long-term, non-cancelable operating leases as of October 1, 2004:

	Fiscal Year
	2005	2006	2007	2008	2009	Thereafter	Total
(in thousands)
Operating leases	$7,414	$4,225	$2,850	$2,185	$1,957	$25,461	$44,092
Long-term debt (including current portion)	6,673	2,500	2,500	6,250	—	18,750	36,673

Total contractual cash obligations	$14,087	$6,725	$5,350	$8,435	$1,957	$44,211	$80,765

In addition to the above, the Company had cancelable commitments to purchase certain superconducting magnets intended for use with leading-edge NMR and MR imaging systems totaling approximately $25.1 million, net of deposits paid, as of October 1, 2004. In the event that these commitments are canceled for reasons other than the supplier’s default, the Company would be responsible for reimbursement of actual costs incurred by the supplier.

As of October 1, 2004, the Company did not have any off-balance sheet commercial commitments that could result in a significant cash outflow upon the occurrence of some contingent event, except for contingent payments of up to a maximum of $19.5 million related to acquisitions as discussed under Liquidity and Capital Resources above, the specific timing and amounts of which are not currently determinable.

Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. (“SFAS”) 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106. As revised, SFAS 132 does not change the measurement or recognition of those plans; rather, it requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit plans and other postretirement benefit plans. We adopted the new disclosure requirements of SFAS 132 as revised, which were effective for fiscal years ending after December 15, 2003, in fiscal year 2004.

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

In May 2004, the FASB issued FASB Staff Position No. (“FSP”) 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). The Act introduced a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of post-retirement health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare Part D benefit. FSP 106-2 becomes effective for the first interim or annual period beginning after June 15, 2004 and supersedes FSP 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which was issued in January 2004. FSP 106-2 provides authoritative guidance on the accounting for the federal subsidy provided under the Act and specifies the disclosure requirements for employers who have adopted FSP 106-2, including those who are unable to determine whether benefits provided under its plan are actuarially equivalent to Medicare Part D. The adoption of FSP 106-2, which occurred in the fourth quarter of fiscal year 2004, did not have a material impact on our financial condition or results of operations.

In December 2003, the FASB issued a proposed amendment to SFAS 128, Earnings per Share, to make it consistent with International Accounting Standard 33, Earnings per Share, so as to make earnings per share computations comparable on a global basis. As currently drafted, the amendment would require companies to use the year-to-date average stock price to compute the number of treasury shares that could theoretically be purchased with the proceeds from exercise of share contracts such as options or warrants. The current method of calculating earnings per share requires companies to calculate an average of the potential incremental common shares computed for each quarter when computing year-to-date incremental shares. The proposed amendment would also change other aspects of SFAS 128 that would not impact our earnings per share calculations. The amended standard is expected to be issued by December 31, 2004 and would be effective for all periods ending after December 15, 2004. Should the proposed statement be finalized in its current form (including the proposed effective date), its adoption is not expected to have a material impact on our financial condition or results of operations.

In March 2004, the FASB issued a proposed standard, Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95, which addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of that company or liabilities that are based on the fair value of that company’s equity instruments, or that may be settled by the issuance of such equity instruments. The proposed standard would eliminate companies’ ability to account for share-based compensation transactions using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require that such transactions be accounted for using a fair value-based method and recognized as expense in our Consolidated Statement of Earnings. In its current form, the proposed standard would require companies to assess the most appropriate model to calculate the value of the options. We currently use the Black-Scholes option-pricing model to value options for financial statement disclosure purposes. However, we may deem an alternative model to be the most appropriate under the standard when it is issued in final form. The use of a different model to value options may result in a different fair value than the use of the Black-Scholes option-pricing model. In addition, there are a number of other requirements under the proposed standard that would result in different accounting treatment than currently required, should the proposed standard be implemented in its current form. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options and for stock issued under our employee stock purchase plan. As currently proposed, the standard would be effective for fiscal periods beginning after June 15, 2005. Should the proposed statement be finalized in its current form, its adoption would have a material impact on our results of operations since we would be required to expense the fair value of stock options granted under our Omnibus Stock Plan and stock purchases under our Employee Stock Purchase Plan.

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

Variability of Operating Results.    We experience some cyclical patterns in sales of our products. Generally, sales and earnings in the first quarter of our fiscal year are lower when compared to the preceding fourth fiscal quarter, primarily because there are fewer working days in our first fiscal quarter (October to December) and many customers defer December deliveries until the next calendar year, our second fiscal quarter. Sales and earnings in our third fiscal quarter are usually flat to down sequentially compared to the second fiscal quarter, primarily because there are a number of holidays in the early part of the quarter, especially in Europe, and the June quarter-end has no significant customer year ends to influence orders. Our fourth fiscal quarter sales and earnings are often the highest in the fiscal year compared to the other three quarters, primarily because many customers spend budgeted money before their own fiscal years end. This cyclical pattern can be influenced by other factors, including general economic conditions, acquisitions, new product introductions, and products requiring long manufacturing and installation lead times (such as NMR and MR imaging systems and superconducting magnets). Consequently, our results of operations may fluctuate significantly from quarter to quarter.

For most of our products, we operate on a short backlog, as short as a few days for some products and less than a fiscal quarter for most others. We also experience significant shipments in the last month of each quarter, in part because of how our customers place orders and schedule shipments. This can make it difficult for us to forecast our results of operations.

Certain of our leading-edge NMR and MR imaging systems, NMR probes, superconducting magnets, and related components sell for high prices and on long lead-times. These systems and components are complex; require development of new technologies and, therefore, significant research and development resources; are often intended for evolving leading-edge research applications; often have customer-specific features, custom capabilities, and specific acceptance criteria; and, in the case of NMR and MR imaging systems, require superconducting magnets that can be difficult to manufacture. Most superconducting magnets for our leading-edge NMR systems are not manufactured by us, so our ability to ship, install, and obtain customer acceptance of our leading-edge NMR systems is dependent upon the superconducting magnet supplier’s timely development, delivery, and installation of magnets that perform to customer specifications. If we are unable to meet these challenges, it could have an adverse effect on our financial condition or results of operations. In addition, all of these factors can make it difficult for us to forecast shipment, installation, and acceptance of, and installation and warranty costs on, leading-edge NMR and MR imaging systems, NMR probes, and superconducting magnets, which in turn can make it difficult for us to forecast the timing of revenue recognition and the achieved gross profit margin on these products.

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

Key Suppliers.    Some items we purchase for the manufacture of our products, including superconducting magnets used in NMR and MR imaging systems and wire used in superconducting magnets, are purchased from limited or single sources of supply. The loss of a key supplier or the inability to obtain certain key raw materials or components could cause delays or reductions in shipments of our products or increase our costs, which could have an adverse effect on our financial condition or results of operations.

We have experienced and could again experience delivery delays in superconducting magnets used in NMR systems, which has caused and could again cause delays in our product shipments. In addition, end-users of our NMR and MR imaging systems and superconducting magnets require helium to operate those products; shortages of helium could result in higher helium prices, and thus higher operating costs for NMR and MR imaging systems and superconducting magnets, which could impact demand for those products.

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

Our employees based in certain foreign countries are subject to factory-specific and/or industry-wide collective bargaining agreements. Of these, certain of our employees in Australia are subject to a collective bargaining agreement that will need to be renewed in April 2006. A work stoppage, strike, or other labor action at this or other of our facilities could have an adverse effect on our financial condition or results of operations.

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

Restructuring Activities.    We have undertaken restructuring activities, and may undertake restructuring activities in the future, that we expect to result in certain costs and eventual cost savings.

These costs and cost savings are based on estimates at the time of plan commitment as to the timing of activities to be completed and the timing and amount of related costs to be incurred. We could experience delays in completing restructuring activities and our estimates of the costs to complete these activities could change. Such events could adversely impact the eventual costs of, and savings achieved by, the restructuring activities. As a result, these risks could have an adverse impact on our financial condition or results of operations.

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

During the first quarter of fiscal year 2005, the U.S. dollar has weakened significantly in relation to other major world currencies including the Euro, the British pound, and the Japanese yen. Because of the variables detailed in the preceding paragraph, it is difficult to predict whether, and the extent to which, the weaker U.S. dollar will have an adverse effect on our financial condition or results of operations.

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

Certain Employee Benefit Plans.    Many of our U.S. employees participate in health care plans under which the Company is self-insured. We maintain a stop-loss insurance policy that covers the cost of certain individually large claims under these plans. During each year, our expenses under these plans are recorded based on actuarial estimates of the number and costs of expected claims, administrative costs, and stop-loss premiums. These estimates are then adjusted at the end of each plan year to reflect actual costs incurred. Actual costs under the plan are subject to variability depending primarily upon the actual number and costs of claims made and whether and how much the stop-loss insurance we purchase covers the cost of these claims. In the event that our cost estimates differ from actual costs, our financial condition and results of operations could be adversely impacted.

We also maintain defined benefit pension plans for our employees in several foreign countries. In accordance with SFAS 87, Employers’ Accounting for Pensions, we utilize a number of assumptions including the expected long-term rate of return on plan assets and the discount rate in order to determine our defined benefit pension plan costs each year. These assumptions are set based on relevant debt, equity, and other market conditions in the countries in which the plans are maintained. We adjust these assumptions each year in response to corresponding changes in the underlying market conditions. Changes in these market conditions result in corresponding changes in our defined benefit pension plan assumptions and costs. These changes could have an adverse effect on our financial condition or results of operations.

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

For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further environmental-related activities or to estimate the future costs of such activities if undertaken. As of October 1, 2004, it was nonetheless estimated that our share of the future exposure for environmental-related costs for these sites and facilities ranged in the aggregate from $1.4 million to $2.6 million (without discounting to present value). The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 13 years as of October 1, 2004. No amount in the foregoing range of estimated future costs is believed to be more probable of being incurred than any other amount in such range, and we therefore had an accrual of $1.4 million as of October 1, 2004.

As to certain sites and facilities, sufficient knowledge has been gained to be able to better estimate the scope and certain costs of future environmental-related activities. As of October 1, 2004, it was estimated that our share of the future exposure for these environmental-related costs for these sites and facilities ranged in the aggregate from $4.8 million to $15.9 million (without discounting to present value). The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 30 years as of October 1, 2004. As to each of these sites and facilities, it was determined that a particular amount within the range of certain estimated costs was a better estimate of the future environmental-related cost than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. Together, the undiscounted amounts for these sites totaled $7.0 million at October 1, 2004. We therefore had an accrual of $4.6 million as of October 1, 2004, which represents the best estimate of our share of these future environmental-related costs discounted at 4%, net of inflation. This accrual is in addition to the $1.4 million described in the preceding paragraph.

At October 1, 2004, our reserve for environmental-related costs, based upon future environmental-related costs estimated by us as of that date, was calculated as follows:

	Recurring Costs	Non- Recurring Costs	Total Anticipated Future Costs
(in millions)
Fiscal Year
2005	$0.3	$0.6	$0.9
2006	0.3	0.4	0.7
2007	0.3	0.4	0.7
2008	0.3	0.2	0.5
2009	0.3	0.1	0.4
Thereafter	4.5	0.7	5.2

Total costs	$6.0	$2.4	8.4

Less imputed interest			(2.4)

Reserve amount			6.0
Less current portion			(0.5)

Long-term (included in Other liabilities)			$5.5

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

An insurance company has agreed to pay a portion of certain of VAI’s (now VMS’) future environmental-related costs for which we have an indemnification obligation, and we therefore have a $1.2 million receivable in other assets as of October 1, 2004 for our share of such recovery. We have not reduced any environmental-related liability in anticipation of recoveries from third parties.

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

Governmental Regulations.    Our businesses are subject to many governmental regulations in the U.S. and other countries, including with respect to protection of the environment, employee health and safety, labor matters, product safety, medical devices, import, export, competition, and sales to governmental entities. These regulations are complex and change frequently. We incur significant costs to comply with governmental regulations, costs to comply with new or changed regulations could be significant, and failure to comply could result in suspension of or restrictions on our operations, product recalls, fines, and other civil and criminal penalties, private party litigation, and damage to our reputation, which could have an adverse effect on our financial condition or results of operations.

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

At October 1, 2004, there were no outstanding forward contracts designated as cash flow hedges of forecasted transactions. During the fiscal year ended October 1, 2004, no foreign exchange gains or losses from cash flow hedge ineffectiveness were recognized.

Our foreign exchange forward contracts generally range from one to 12 months in original maturity. A summary of all foreign exchange forward contracts that were outstanding as of October 1, 2004 follows:

	Notional Value Sold	Notional Value Purchased
(in thousands)
Euro	$—	$45,525
Australian dollar	—	13,610
Japanese yen	9,415	—
Canadian dollar	4,945	—
British pound	—	3,295
Swedish krona	792	—

Total	$15,152	$62,430

Interest Rate Risk.    We have no material exposure to market risk for changes in interest rates. We invest any excess cash primarily in short-term U.S. Treasury securities and money market funds, and changes in interest rates would not be material to our financial condition or results of operations. We enter into debt obligations principally to support general corporate purposes, including working capital requirements, capital expenditures, and acquisitions. At October 1, 2004, our debt obligations had fixed interest rates.

Based upon rates currently available to us for debt with similar terms and remaining maturities, the carrying amounts of long-term debt and notes payable approximate their estimated fair values.

Although payments under certain operating leases for our facilities are tied to market indices, we are not exposed to material interest rate risk associated with our operating leases.

Debt Obligations – Principal Amounts and Related Weighted-Average Interest Rates By Year of Maturity

	Fiscal Year
	2005	2006	2007	2008	2009	Thereafter	Total
(dollars in thousands)
Long-term debt (including current portion)	$6,673	$2,500	$2,500	$6,250	$—	$18,750	$36,673
Average interest rate	2.7%	7.2%	7.2%	6.7%	—%	6.7%	6.1%

Defined Benefit Retirement Plans.    Most of our retirement plans, including all U.S.-based plans, are defined contribution plans. However, we also provide defined benefit pension plans in certain foreign countries. Our obligations under these defined benefit plans will ultimately be settled in the future and are therefore subject to estimation. Defined benefit pension accounting under SFAS 87, Employers’ Accounting for Pensions, is intended to reflect the recognition of future benefit costs over the employees’ estimated service periods based on the terms of the pension plans and the investment and funding decisions made by us.

For our defined benefit pension plans, we make assumptions regarding several variables including the expected long-term rate of return on plan assets and the discount rate in order to determine defined benefit pension plan expense for the year. This expense is referred to as “net periodic pension cost.” We assess the expected long-term rate of return on plan assets and discount rate assumption for each defined benefit plan based on relevant market conditions as prescribed by SFAS 87 and make adjustments to the assumptions as appropriate. On an annual basis, we analyze the rates of return on plan assets and discount rates used and determine that these rates are reasonable. For rates of return, this analysis is based on a review of the nature of the underlying assets, the allocation of those assets and their historical performance relative to the overall markets in the countries where the related plans are effective. Historically, our assumed asset allocations have not varied significantly from the actual allocations. Discount rates are based on the prevailing market long-term interest rates in the countries where the related plans are effective. As of October 1, 2004, the estimated long-term rate of return on our defined benefit pension plan assets ranged from 0.5% to 7.1% (weighted-average of 6.2%), and the assumed discount rate for our defined benefit pension plan obligations ranged from 2.0% to 5.8% (weighted-average of 5.5%).

If any of these assumptions were to change, our net periodic pension cost would also change. We incurred net periodic pension cost relating to our defined benefit pension plans of $2.7 million in fiscal year 2004 (excluding curtailment gains), $2.3 million in fiscal year 2003, and $1.7 million in fiscal year 2002, and expect our net periodic pension cost (excluding any settlement losses) to be approximately $1.6 million in fiscal year 2005. A one percent decrease in the weighted-average estimated return on plan assets or assumed discount rate would increase our net periodic pension cost for fiscal year 2005 by $0.3 million and $0.9 million, respectively. As of October 1, 2004, our projected benefit obligation relating to defined benefit pension plans was $59.3 million. A one percent decrease in the weighted-average estimated discount rate would increase this obligation by $8.8 million.

During fiscal year 2004, we ceased future benefit accruals to our existing defined benefit pension plans in Australia and the Netherlands and commenced contributions to new defined contribution plans for the benefit of their participants. In connection with these actions, we recorded curtailment gains of approximately $1.5 million during fiscal year 2004. These curtailment gains were offset by a related defined benefit plan settlement loss of approximately $1.5 million in the first quarter of fiscal year 2005.

Item 8. Financial Statements and Supplementary Data

The response to this Item is submitted as a separate section to this Report. See Item 15—Exhibits, Financial Statement Schedules.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this Item with respect to the Company’s executive officers is incorporated herein by reference from the information contained in Item 1 of Part I of this Report under the caption Executive Officers. The information required by this Item with respect to the Company’s directors and nominees for director is incorporated herein by reference from the information provided under the heading Proposal One—Election of Directors of the Company’s Proxy Statement. The information required by this Item with respect to the Company’s audit committee financial expert is incorporated herein by reference from the information provided under the heading Audit Committee Financial Expert of the Company’s Proxy Statement. The information required by Item 405 of Regulation S-K is incorporated herein by reference from the information provided under the heading Section 16(a) Beneficial Ownership Reporting Compliance of the Company’s Proxy Statement.

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

The Company intends to satisfy the disclosure requirement under Item 10 of Form 8-K, regarding an amendment to, or waiver from, a provision of this Code of Business Conduct and Ethics with respect to directors and executive officers, by posting such information on its website, at the address and location specified above.

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

Item 13. Certain Relationships and Related Transactions

None.

Item 14. Principal Accounting Fees and Services

The information required by this Item with respect to the Company’s principal accountant is incorporated herein by reference from the information provided under the heading Independent Registered Public Accounting Firm of the Company’s Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	(1) Consolidated Financial Statements: (see Index on page F-1 of this Report)

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Statement of Earnings for fiscal years 2004, 2003, and 2002

•	Consolidated Balance Sheet at fiscal year end 2004 and 2003

•	Consolidated Statement of Stockholders’ Equity for fiscal years 2004, 2003, and 2002

•	Consolidated Statement of Cash Flows for fiscal years 2004, 2003, and 2002

•	Notes to the Consolidated Financial Statements

(2)	Consolidated Financial Statement Schedule: (see Index on page F-1 of this Report)

The following Financial Statement Schedule of the Company and its subsidiaries for fiscal years 2004, 2003, and 2002 is filed as a part of this Report and should be read in conjunction with the Company’s Consolidated Financial Statements.

Schedule
II	Valuation and Qualifying Accounts.

All other required schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the Consolidated Financial Statements or the Notes thereto.

(3)	Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date	Exhibit Number(s)	Filed Herewith
2.1	Amended and Restated Distribution Agreement, dated as of January 14, 1999, among Varian Associates, Inc., Varian Semiconductor Equipment Associates, Inc. and Varian, Inc.	10-Q	April 2, 1999	2.1

3.1	Restated Certificate of Incorporation (as amended) of Varian, Inc.	10-Q	April 2, 1999	3.1, 3.2

3.2	By-Laws of Varian, Inc.	10-Q	April 2, 1999	3.3

4.1	Specimen Common Stock certificate.	10/A	March 8, 1999	4.1

4.2	Rights Agreement, dated as of February 18, 1999, between Varian, Inc. and First Chicago Trust Company of New York.	10/A	March 8, 1999	4.2

4.3	First Amendment to Rights Agreement, dated as of November 2, 2001, between Varian, Inc. and First Chicago Trust Company of New York.	8-A/A	November 21, 2001	2

4.4	Second Amendment to Rights Agreement, dated as of May 12, 2004, between Varian, Inc. and EquiServe Trust Company, N.A.	10-Q	May 17, 2004	4.4

10.1	Employee Benefits Allocation Agreement, dated as of April 2, 1999, among Varian Associates, Inc., Varian Semiconductor Equipment Associates, Inc. and Varian, Inc.	10-Q	April 2, 1999	10.1

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date	Exhibit Number(s)	Filed Herewith
10.2	Intellectual Property Agreement, dated as of April 2, 1999, among Varian Associates, Inc., Varian Semiconductor Equipment Associates, Inc. and Varian, Inc.	10-Q	April 2, 1999	10.2

10.3	Tax Sharing Agreement, dated as of April 2, 1999, among Varian Associates, Inc., Varian Semiconductor Equipment Associates, Inc. and Varian, Inc.	10-Q	April 2, 1999	10.3

10.4	Varian, Inc. Amended and Restated Note Purchase and Private Shelf Agreement and Assumption dated as of April 2, 1999.	10-Q	April 2, 1999	10.6

10.5	Form of Amended and Restated Indemnity Agreement between Varian, Inc. and its Directors and Officers.				X

10.6*	Varian, Inc. Omnibus Stock Plan.	10	February 12, 1999	10.9

10.7*	First Amendment to Varian, Inc. Omnibus Stock Plan.	10-Q	December 28, 2001	10.19

10.8*	Varian, Inc. Amended and Restated Management Incentive Plan.	10-Q	February 11, 2004	10.7

10.9*	Amended and Restated Varian, Inc. Supplemental Retirement Plan dated as of November 11, 2004.				X

10.10*	Varian, Inc. Employee Stock Purchase Plan.	10-Q	March 31, 2000	10.1

10.11*	Form of Nonqualified Stock Option Agreement between Varian, Inc. and Executive Officers.	8-K	November 12, 2004	9.01 (c)1

10.12*	Form of Nonqualified Stock Option Agreement between Varian, Inc. and Non-Employee Directors.				X

10.13*	Form of Restricted Stock Agreement.	8-K	November 12, 2004	9.01 (c)2

10.14*	Amended and Restated Change in Control Agreement, dated as of February 7, 2003, and Amendment to Amended and Restated Change in Control Agreement, dated as of May 7, 2003, between Varian, Inc. and G. Edward McClammy.	10-Q	March 28, 2003	10.12

10.15*	Amended and Restated Change in Control Agreement, dated as of February 7, 2003, between Varian, Inc. and Sergio Piras.	10-Q	March 28, 2003	10.13

10.16*	Amended and Restated Change in Control Agreement, dated as of February 7, 2003, between Varian, Inc. and C. Wilson Rudd.	10-Q	March 28, 2003	10.14

10.17*	Amended and Restated Change in Control Agreement, dated as of February 7, 2003, between Varian, Inc. and Arthur W. Homan.	10-Q	March 28, 2003	10.15

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date	Exhibit Number(s)	Filed Herewith
10.18*	Amended and Restated Change in Control Agreement, dated as of December 31, 2003, between Varian, Inc. and Garry W. Rogerson.	10-Q	February 11, 2004	10.16

10.19*	Amended and Restated Change in Control Agreement, dated as of February 7, 2003, between Varian, Inc. and Martin O’Donoghue.	10-Q	March 28, 2003	10.19

10.20*	Change in Control Agreement, dated as of July 1, 2004, between Varian, Inc and Sean M. Wirtjes.	10-Q	July 2, 2004	10.20

10.21*	Description of Compensatory Arrangements Between Varian, Inc. and Non-Employee Directors.				X

10.22*	Description of Certain Compensatory Arrangements Between Varian, Inc. and Executive Officers.	10-K	September 28, 2001	10.17

18.1	Preferability letter regarding inventory accounting principle change.	10-K	September 29, 2000	18.1

21	Subsidiaries of the Registrant.				X

23	Consent of Independent Registered Public Accounting Firm.				X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K.

The Company furnished a Current Report on Form 8-K on July 28, 2004 for its press release reporting the results for the third quarter of its fiscal year 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VARIAN, INC. (Registrant)

Dated: December 9, 2004	By:	/s/ G. EDWARD MCCLAMMY
G. Edward McClammy Senior Vice President, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GARRY W. ROGERSON Garry W. Rogerson	President and Chief Executive Officer (Principal Executive Officer)	December 9, 2004

/s/ G. EDWARD MCCLAMMY G. Edward McClammy	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	December 9, 2004

/s/ SEAN M. WIRTJES Sean M. Wirtjes	Controller (Principal Accounting Officer)	December 9, 2004

/s/ ALLEN J. LAUER Allen J. Lauer	Chairman of the Board	December 9, 2004

/s/ RICHARD U. DE SCHUTTER Richard U. De Schutter	Director	December 9, 2004

/s/ CONRAD W. HEWITT Conrad W. Hewitt	Director	December 9, 2004

/s/ JOHN G. MCDONALD John G. McDonald	Director	December 9, 2004

/s/ WAYNE R. MOON Wayne R. Moon	Director	December 9, 2004

/s/ ELIZABETH E. TALLETT Elizabeth E. Tallett	Director	December 9, 2004

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date	Exhibit Number(s)	Filed Herewith
2.1	Amended and Restated Distribution Agreement, dated as of January 14, 1999, among Varian Associates, Inc., Varian Semiconductor Equipment Associates, Inc. and Varian, Inc.	10-Q	April 2, 1999	2.1

3.1	Restated Certificate of Incorporation (as amended) of Varian, Inc.	10-Q	April 2, 1999	3.1, 3.2

3.2	By-Laws of Varian, Inc.	10-Q	April 2, 1999	3.3

4.1	Specimen Common Stock certificate.	10/A	March 8, 1999	4.1

4.2	Rights Agreement, dated as of February 18, 1999, between Varian, Inc. and First Chicago Trust Company of New York.	10/A	March 8, 1999	4.2

4.3	First Amendment to Rights Agreement, dated as of November 2, 2001, between Varian, Inc. and First Chicago Trust Company of New York.	8-A/A	November 21, 2001	2

4.4	Second Amendment to Rights Agreement, dated as of May 12, 2004, between Varian, Inc. and EquiServe Trust Company, N.A.	10-Q	May 17, 2004	4.4

10.1	Employee Benefits Allocation Agreement, dated as of April 2, 1999, among Varian Associates, Inc., Varian Semiconductor Equipment Associates, Inc. and Varian, Inc.	10-Q	April 2, 1999	10.1

10.2	Intellectual Property Agreement, dated as of April 2, 1999, among Varian Associates, Inc., Varian Semiconductor Equipment Associates, Inc. and Varian, Inc.	10-Q	April 2, 1999	10.2

10.3	Tax Sharing Agreement, dated as of April 2, 1999, among Varian Associates, Inc., Varian Semiconductor Equipment Associates, Inc. and Varian, Inc.	10-Q	April 2, 1999	10.3

10.4	Varian, Inc. Amended and Restated Note Purchase and Private Shelf Agreement and Assumption dated as of April 2, 1999.	10-Q	April 2, 1999	10.6

10.5	Form of Amended and Restated Indemnity Agreement between Varian, Inc. and its Directors and Officers.				X

10.6*	Varian, Inc. Omnibus Stock Plan.	10	February 12, 1999	10.9

10.7*	First Amendment to Varian, Inc. Omnibus Stock Plan.	10-Q	December 28, 2001	10.19

10.8*	Varian, Inc. Amended and Restated Management Incentive Plan.	10-Q	February 11, 2004	10.7

10.9*	Amended and Restated Varian, Inc. Supplemental Retirement Plan dated as of November 11, 2004.				X

10.10*	Varian, Inc. Employee Stock Purchase Plan.	10-Q	March 31, 2000	10.1

10.11*	Form of Nonqualified Stock Option Agreement between Varian, Inc. and Executive Officers.	8-K	November 12, 2004	9.01 (c)1

10.12*	Form of Nonqualified Stock Option Agreement between Varian, Inc. and Non-Employee Directors.				X

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date	Exhibit Number(s)	Filed Herewith
10.13*	Form of Restricted Stock Agreement.	8-K	November 12, 2004	9.01 (c)2

10.14*	Amended and Restated Change in Control Agreement, dated as of February 7, 2003, and Amendment to Amended and Restated Change in Control Agreement, dated as of May 7, 2003, between Varian, Inc. and G. Edward McClammy.	10-Q	March 28, 2003	10.12

10.15*	Amended and Restated Change in Control Agreement, dated as of February 7, 2003, between Varian, Inc. and Sergio Piras.	10-Q	March 28, 2003	10.13

10.16*	Amended and Restated Change in Control Agreement, dated as of February 7, 2003, between Varian, Inc. and C. Wilson Rudd.	10-Q	March 28, 2003	10.14

10.17*	Amended and Restated Change in Control Agreement, dated as of February 7, 2003, between Varian, Inc. and Arthur W. Homan.	10-Q	March 28, 2003	10.15

10.18*	Amended and Restated Change in Control Agreement, dated as of December 31, 2003, between Varian, Inc. and Garry W. Rogerson.	10-Q	February 11, 2004	10.16

10.19*	Amended and Restated Change in Control Agreement, dated as of February 7, 2003, between Varian, Inc. and Martin O’Donoghue.	10-Q	March 28, 2003	10.19

10.20*	Change in Control Agreement, dated as of July 1, 2004, between Varian, Inc and Sean M. Wirtjes.	10-Q	July 2, 2004	10.20

10.21*	Description of Compensatory Arrangements Between Varian, Inc. and Non-Employee Directors.				X

10.22*	Description of Certain Compensatory Arrangements Between Varian, Inc. and Executive Officers.	10-K	September 28, 2001	10.17

18.1	Preferability letter regarding inventory accounting principle change.	10-K	September 29, 2000	18.1

21	Subsidiaries of the Registrant.				X

23	Consent of Independent Registered Public Accounting Firm.				X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

VARIAN, INC. AND SUBSIDIARY COMPANIES

ANNUAL REPORT ON FORM 10-K

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

The following Consolidated Financial Statements of the Registrant and its subsidiaries are required to be included in Item 8:

The following Consolidated Financial Statement Schedule of the Registrant and its subsidiaries for fiscal years 2004, 2003, and 2002 is filed as a part of this Report as required to be included in Item 15(a) and should be read in conjunction with the Consolidated Financial Statements of the Registrant and its subsidiaries:

Schedule		Page
II	Valuation and Qualifying Accounts	F-33

All other required schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the Consolidated Financial Statements or the Notes thereto.

VARIAN, INC. AND SUBSIDIARY COMPANIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Varian, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Varian, Inc. and its subsidiaries at October 1, 2004 and October 3, 2003, and the results of their operations and their cash flows for each of the three years in the period ended October 1, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP

San Jose, California

December 8, 2004

VARIAN, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF EARNINGS

(In thousands, except per share amounts)

	Fiscal Year Ended
	Oct. 1, 2004	Oct. 3, 2003	Sept. 27, 2002
Sales	$915,963	$847,739	$779,893
Cost of sales	568,746	525,893	484,200

Gross profit	347,217	321,846	295,693

Operating expenses
Sales and marketing	157,323	144,089	132,304
Research and development	48,731	45,653	39,918
General and administrative	50,139	55,499	39,509
Purchased in-process research and development	101	—	890

Total operating expenses	256,294	245,241	212,621

Operating earnings	90,923	76,605	83,072
Interest income (expense)
Interest income	3,055	1,495	992
Interest expense	(2,393)	(2,490)	(2,897)

Total interest income (expense), net	662	(995)	(1,905)

Earnings before income taxes	91,585	75,610	81,167
Income tax expense	32,055	26,463	29,540

Net earnings	$59,530	$49,147	$51,627

Net earnings per share:
Basic	$1.72	$1.45	$1.54

Diluted	$1.66	$1.40	$1.48

Shares used in per share calculations:
Basic	34,640	33,929	33,578

Diluted	35,773	35,057	34,928

See accompanying Notes to the Consolidated Financial Statements.

VARIAN, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEET

(In thousands, except par value amounts)

	Fiscal Year End
	Oct. 1, 2004	Oct. 3, 2003
ASSETS

Current assets
Cash and cash equivalents	$184,982	$135,791
Accounts receivable, net	182,843	165,049
Inventories	135,344	125,649
Deferred taxes	30,008	26,464
Other current assets	18,986	17,788

Total current assets	552,163	470,741
Property, plant, and equipment, net	120,239	120,088
Goodwill	131,441	126,411
Intangible assets, net	21,279	16,762
Other assets	5,543	3,050

Total assets	$830,665	$737,052

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current portion of long-term debt	$6,673	$2,811
Accounts payable	70,667	61,209
Deferred profit	11,306	14,385
Accrued liabilities	160,710	141,938

Total current liabilities	249,356	220,343
Long-term debt	30,000	36,273
Deferred taxes	9,411	12,454
Other liabilities	14,687	10,413

Total liabilities	303,454	279,483

Commitments and contingencies (Notes 6, 8, 9, 12, and 17)

Stockholders’ equity
Preferred stock—par value $0.01, authorized—1,000 shares; issued—none	—	—
Common stock—par value $0.01, authorized—99,000 shares; issued and outstanding — 34,838 shares at October 1, 2004 and 34,181 shares at October 3, 2003	257,083	252,630
Retained earnings	253,096	193,566
Accumulated other comprehensive income	17,032	11,373

Total stockholders’ equity	527,211	457,569

Total liabilities and stockholders’ equity	$830,665	$737,052

See accompanying Notes to the Consolidated Financial Statements.

VARIAN, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance, fiscal year end 2001	33,224	$236,660	$92,792	$—	$(24,181)	$305,271
Issuance of common stock	777	10,739	—	—	—	10,739
Tax benefits from stock option exercises	—	6,086	—	—	—	6,086
Repurchase of common stock	—	—	—	(1,581)	—	(1,581)
Retirement of treasury stock	(50)	(1,581)	—	1,581	—	—
Currency translation adjustment	—	—	—	—	7,810	7,810
Cash flow hedge fair value adjustments	—	—	—	—	(231)	(231)
Net earnings	—	—	51,627	—	—	51,627

Balance, fiscal year end 2002	33,951	251,904	144,419	—	(16,602)	379,721
Issuance of common stock	583	9,184	—	—	—	9,184
Tax benefits from stock option exercises	—	1,910	—	—	—	1,910
Repurchase of common stock	—	—	—	(10,368)	—	(10,368)
Retirement of treasury stock	(353)	(10,368)	—	10,368	—	—
Currency translation adjustment	—	—	—	—	27,744	27,744
Cash flow hedge fair value adjustments	—	—	—	—	231	231
Net earnings	—	—	49,147	—	—	49,147

Balance, fiscal year end 2003	34,181	252,630	193,566	—	11,373	457,569
Issuance of common stock	1,446	22,855	—	—	—	22,855
Tax benefits from stock option exercises	—	13,266	—	—	—	13,266
Repurchase of common stock	—	—	—	(31,668)	—	(31,668)
Retirement of treasury stock	(789)	(31,668)	—	31,668	—	—
Currency translation adjustment	—	—	—	—	9,297	9,297
Minimum pension liability, net of tax of $1,559	—	—	—	—	(3,638)	(3,638)
Net earnings	—	—	59,530	—	—	59,530

Balance, fiscal year end 2004	34,838	$257,083	$253,096	$—	$17,032	$527,211

See accompanying Notes to the Consolidated Financial Statements.

VARIAN, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Fiscal Year
	Oct. 1, 2004	Oct. 3, 2003	Sept. 27, 2002
Cash flows from operating activities
Net earnings	$59,530	$49,147	$51,627
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	25,481	24,082	21,331
(Gain) loss on disposition of property, plant, and equipment	(163)	(93)	307
Purchased in-process research and development	101	—	890
Tax benefit from stock option exercises	13,266	1,910	6,086
Deferred taxes	(12,573)	8,735	(1,554)
Changes in assets and liabilities, excluding effects of acquisitions
Accounts receivable, net	(9,271)	17,628	(2,783)
Inventories	(5,800)	1,332	8,190
Other current assets	643	6,595	(2,594)
Other assets	(589)	677	1,517
Accounts payable	6,287	5,351	869
Deferred profit	(3,130)	(6,715)	(752)
Accrued liabilities	19,066	12,630	(2,540)
Other liabilities	72	318	(25)

Net cash provided by operating activities	92,920	121,597	80,569

Cash flows from investing activities
Proceeds from sale of property, plant, and equipment	2,551	588	463
Purchase of property, plant, and equipment	(22,968)	(26,656)	(21,598)
Purchase of businesses, net of cash acquired	(12,968)	(25,013)	(55,438)
Private company equity investments	(1,318)	—	—

Net cash used in investing activities	(34,703)	(51,081)	(76,573)

Cash flows from financing activities
Repayment of debt	(4,602)	(5,905)	(6,765)
Issuance of debt	2,037	3,198	746
Repurchase of common stock	(31,668)	(10,368)	(1,581)
Issuance of common stock	22,855	9,184	10,739
Transfers to Varian Medical Systems, Inc.	(1,110)	(901)	(2,882)

Net cash (used in) provided by financing activities	(12,488)	(4,792)	257

Effects of exchange rate changes on cash and cash equivalents	3,462	4,922	1,013

Net increase in cash and cash equivalents	49,191	70,646	5,266
Cash and cash equivalents at beginning of period	135,791	65,145	59,879

Cash and cash equivalents at end of period	$184,982	$135,791	$65,145

Supplemental cash flow information
Income taxes paid, net of refunds received	$16,029	$14,717	$27,915

Interest paid	$2,330	$2,485	$2,857

See accompanying Notes to the Consolidated Financial Statements.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business and Basis of Presentation

Varian, Inc., together with its subsidiaries (collectively, the “Company”), is a major supplier of scientific instruments and consumable products, vacuum products and services, and electronics manufacturing services. These businesses primarily serve life science, industrial, academic, and research customers.

Until April 2, 1999, the business of the Company was operated as the Instruments business of Varian Associates, Inc. (“VAI”). The Instruments business included the business units that designed, developed, manufactured, sold, and serviced scientific instruments and vacuum technologies, and a business unit that provided contract electronics manufacturing services. On that date, VAI distributed to the holders of its common stock one share of common stock of the Company and one share of common stock of Varian Semiconductor Equipment Associates, Inc. (“VSEA”), which was formerly operated as the Semiconductor Equipment business of VAI, for each share of VAI common stock outstanding on April 2, 1999 (the “Distribution”). VAI retained its Health Care Systems business and changed its name to Varian Medical Systems, Inc. (“VMS”). These transactions were accomplished under the terms of an Amended and Restated Distribution Agreement dated as of January 14, 1999 by and among the Company, VAI, and VSEA (the “Distribution Agreement”). For purposes of providing an orderly transition and to define certain ongoing relationships between and among the Company, VMS, and VSEA after the Distribution, the Company, VMS, and VSEA also entered into certain other agreements which include an Employee Benefits Allocation Agreement, an Intellectual Property Agreement, and a Tax Sharing Agreement. Transfers made to VMS pursuant to these agreements are reflected as financing activities in the Consolidated Statement of Cash Flows.

Note 2. Summary of Significant Accounting Policies

Fiscal Year.    The Company’s fiscal years reported are the 52- or 53-week periods that ended on the Friday nearest September 30. Fiscal year 2004 comprised the 52-week period ended October 1, 2004. Fiscal year 2003 comprised the 53-week period ended on October 3, 2003. Fiscal year 2002 comprised the 52-week period ended on September 27, 2002.

Principles of Consolidation.    The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates.    The preparation of the Consolidated Financial Statements in conformity with accounting principles generally accepted in the United State of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in these Consolidated Financial Statements include allowances for doubtful accounts receivable, inventory valuation reserves, product warranty reserves, and environmental liabilities. Actual results could differ from these estimates.

Revenue Recognition.    The Company accounts for its revenue recognition in accordance with the provisions of Securities and Exchange Commission (the “SEC”) Staff Accounting Bulletin No. (“SAB”) 104, Revenue Recognition. The Company’s revenues are derived from three primary sources—product sales, accessory sales, and service. For product sales and accessory sales, revenue is recognized when persuasive evidence of an arrangement exists, the contract price is fixed or determinable, the product or accessory has been delivered, title and risk of loss have passed to the customer, and collection of the resulting receivable is reasonably assured. Product sales that do not involve unique customer acceptance terms or new specifications or technology with customer acceptance provisions, but that do involve installation services, are accounted for as multiple-element arrangements, where the larger of the contractual billing hold back or the fair value of the installation service is deferred when the product is delivered and subsequently recognized when the installation is complete. For certain other product sales

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

that do involve unique customer acceptance terms or new specifications or technology with customer acceptance provisions, all revenue is deferred until all contractually required customer acceptance provisions and product specifications have been satisfied. In all cases, the fair value of undelivered elements, such as accessories or services purchased by customers in connection with a product sale, is deferred until the related items are delivered to the customer. Revenue related to service contracts is recognized ratably over the term of the contracts. Unearned maintenance and service contract revenue is included in accrued liabilities on the accompanying Consolidated Balance Sheet. Revenue related to incident-based paid service and training services is recognized when the related services are provided to the customer. Service revenues were less than 10% of revenues in all periods presented.

Deferred profit on the accompanying Consolidated Balance Sheet is comprised of the profit (revenue less related cost of sales) on certain transactions that has been deferred under the Company’s revenue recognition policy. Deferred profit relates to transactions in the Company’s Scientific Instruments segment that typically fit one of the following descriptions:

•	A product has been delivered to a customer but revenue cannot yet be recognized, typically due to non-standard specifications or acceptance requirements that have not yet been demonstrated. In these cases, the revenue and related cost of sale that would ordinarily be recorded in the income statement at the time of delivery are instead recorded to deferred profit. This accounting is reversed and the revenue and related cost of sales are recorded in the income statement once the non-standard specifications or acceptance requirements have been demonstrated and all other revenue recognition criteria have been met.

•	A product has been delivered and 100% of the contract value is billable per the terms of the arrangement but post-delivery obligations (e.g., installation) remain. In these cases, revenue equal to the fair value of the post-delivery obligations is deferred and included in deferred profit when the product is delivered. Once the post-delivery obligations have been met, the deferred revenue is reversed out of deferred profit and recorded as revenue in the income statement. Since installation costs are typically not significant relative to total product costs and the time to complete an installation is usually very short, we rarely need to defer installation costs associated with deferred installation revenue.

In certain other cases, products are delivered but post-delivery obligations (e.g., installation) remain, and a portion of the contract value is not billable until such obligations have been met (the “holdback”). In these cases, recognition of revenue equal to the greater of the holdback or the fair value of the undelivered service element is deferred. However, since holdbacks are not billable until the related undelivered element (typically installation) has been delivered, no invoice is issued and no receivable is recorded for the holdback amount and the related revenue is not recorded. Accordingly, deferred revenue relating to holdbacks is not recorded and does not otherwise impact the accompanying Consolidated Balance Sheet.

The Company sells products and accessories predominantly through its direct sales force. As a result, the use of distributors is generally limited to geographic regions where the Company’s direct sales force is less developed. The Company does not normally offer product return or exchange rights (other than those relating to non-conforming or defective goods under warranty) or price protection allowances to its customers, including its distributors. Payment terms granted to distributors are similar to those granted to other customers and payments are not dependent upon the distributors’ receipt of payment from their end-user customers.

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

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at exchange rates at the end of the fiscal year and income and expense items are translated at rates of exchange prevailing during the year. Translation gains and losses are included in the cumulative translation adjustment component of accumulated other comprehensive income (loss). Gains (losses) arising from transactions denominated in currencies other than a subsidiary’s functional currency are reflected in general and administrative expenses, and amounted to approximately $0.3 million during fiscal year 2004, $(0.8) million during fiscal year 2003, and $0.2 million during fiscal year 2002.

Concentration of Credit Risk.    Financial instruments that potentially subject the Company to concentrations of credit risk include cash equivalents, trade accounts receivable, notes receivable, and foreign exchange forward contracts. The Company invests primarily in short-term U.S. Treasury securities and money market funds. The Company sells its products and extends trade credit to a large number of customers, who are dispersed across many different industries and geographies. The Company performs ongoing credit evaluations of these customers and generally does not require collateral from them. Trade accounts receivable include allowances for doubtful accounts as of fiscal year end 2004 and 2003 of $1.9 million and $2.0 million, respectively. The Company seeks to minimize credit risk relating to foreign exchange forward contracts by limiting its counter-parties to major financial institutions. No single customer represented 10% or more of the Company’s total sales or trade accounts receivable in fiscal year 2004, 2003, and 2002.

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

Property, Plant, and Equipment.    Property, plant, and equipment are stated at cost. Major improvements are capitalized, while maintenance and repairs are expensed currently. Plant and equipment are depreciated over their estimated useful lives using the straight-line method for financial reporting purposes and accelerated methods for tax purposes. Machinery and equipment lives vary from three to 10 years, and buildings are depreciated over 20 to 40 years. Purchased software is depreciated over five to 10 years. Leasehold improvements are depreciated using the straight-line method over their estimated useful lives or the remaining term of the lease, whichever is less. Depreciation expense totaled $22.6 million, $21.4 million, and $19.8 million, in fiscal years 2004, 2003, and 2002, respectively. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation are removed from the accounts.

Goodwill and Intangible Assets.    In July 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. (“SFAS”) 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 eliminates pooling-of-interests accounting prospectively and provides guidance on purchase accounting related to the recognition of intangible assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS 142, goodwill must be tested for impairment annually and whenever events or circumstances occur indicating that goodwill might be impaired. Upon adoption of SFAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 must cease, and intangible assets acquired prior to July 1, 2001 that do not meet the new criteria for recognition as intangibles must be reclassified to goodwill.

The Company elected to adopt early the provisions of SFAS 142 on the first day of fiscal year 2002 (September 29, 2001). In accordance with SFAS 142, the Company ceased amortizing goodwill with a net carrying value totaling $85.9 million as of that date, including certain intangible assets previously

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

classified as purchased intangible assets. In connection with the adoption of SFAS 142, the Company performed a transitional impairment test and determined that there was no impairment of goodwill.

Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from two to 20 years.

Research and Development.    Research and development costs related to both present and future products are expensed when incurred.

Long-Lived Assets.    The Company evaluates the carrying value of long-lived assets in accordance with the provisions of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. All long-lived assets to be disposed of are reported at the lower of carrying amount or fair market value, less expected selling costs.

Stock-Based Compensation.    The Company has adopted the pro forma disclosure provisions of SFAS 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123. Accordingly, the Company applies the intrinsic value method as prescribed by Accounting Principles Board Opinion No. (“APB”) 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its employee stock compensation plans.

If the Company had elected to recognize compensation cost based on the fair value of options granted under its Omnibus Stock Plan and shares issued under its Employee Stock Purchase Plan (“ESPP”) as prescribed by SFAS 123, net earnings and net earnings per share would have been reduced to the pro forma amounts shown below:

	Fiscal Year
	Oct. 1, 2004	Oct. 3, 2003	Sept. 27, 2002
(in thousands, except per share amounts)
Net earnings:
As reported	$59,530	$49,147	$51,627
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(5,657)	(7,098)	(6,947)

Pro forma	$53,873	$42,049	$44,680

Net earnings per share:

Basic – as reported	$1.72	$1.45	$1.54

Basic – pro forma	$1.56	$1.24	$1.33

Diluted – as reported	$1.66	$1.40	$1.48

Diluted – pro forma	$1.51	$1.20	$1.28

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Omnibus Stock Plan			Employee Stock Purchase Plan
	Fiscal Year			Fiscal Year
	Oct. 1, 2004	Oct. 3, 2003	Sept. 27, 2002	Oct. 1, 2004	Oct. 3, 2003	Sept. 27, 2002
Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	2.9%	2.9%	2.9%	1.0%	1.6%	1.6%
Expected volatility	40%	40%	50%	40%	40%	50%
Expected life (in years)	5.7	5.7	5.7	0.5	0.5	0.5

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted-average estimated fair value of employee stock options granted was $16.26 per share for fiscal year 2004, $13.15 per share for fiscal year 2003, and $13.30 per share for fiscal year 2002. The weighted-average estimated fair value of shares sold under the employee stock purchase plan was $9.41 for fiscal year 2004, $7.66 for fiscal year 2003, and $7.17 for fiscal year 2002.

Comprehensive Income.    A summary of the components of the Company’s comprehensive income follows:

	Fiscal Year
	Oct. 1, 2004	Oct. 3, 2003	Sept. 27, 2002
(in thousands)
Net earnings	$59,530	$49,147	$51,627
Other comprehensive income (loss):
Currency translation adjustment	9,297	27,744	7,810
Cash flow hedge fair value adjustments	—	231	(231)
Minimum pension liability adjustment, net of tax of $1,559	(3,638)	—	—

Total other comprehensive income	5,659	27,975	7,579

Total comprehensive income	$65,189	$77,122	$59,206

Recent Accounting Pronouncements.    In December 2003, the FASB issued SFAS 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106. As revised, SFAS 132 does not change the measurement or recognition of those plans; rather, it requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit plans and other postretirement benefit plans. The Company adopted the new disclosure requirements of SFAS 132 as revised, which were effective for fiscal years ending after December 15, 2003, in fiscal year 2004.

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

In May 2004, the FASB issued FASB Staff Position No. (“FSP”) 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). The Act introduced a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of post-retirement health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare Part D benefit. FSP 106-2 becomes effective for the first interim or annual period beginning after June 15, 2004 and supersedes FSP 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which was issued in January 2004. FSP 106-2 provides authoritative guidance on the accounting for the federal subsidy provided for under the Act and specifies the disclosure requirements for employers who have adopted FSP 106-2, including those who are unable to determine whether benefits provided under its plan are actuarially equivalent to Medicare Part D. The adoption of FSP 106-2, which occurred in the

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fourth quarter of fiscal year 2004, did not have a material impact on the Company’s financial condition or results of operations.

In December 2003, the FASB issued a proposed amendment to SFAS 128, Earnings per Share, to make it consistent with International Accounting Standard 33, Earnings per Share, so as to make earnings per share computations comparable on a global basis. As currently drafted, the amendment would require companies to use the year-to-date average stock price to compute the number of treasury shares that could theoretically be purchased with the proceeds from exercise of share contracts such as options or warrants. The current method of calculating earnings per share requires companies to calculate an average of the potential incremental common shares computed for each quarter when computing year-to-date incremental shares. The proposed amendment would also change other aspects of SFAS 128 that would not impact the Company’s earnings per share calculations. The amended standard is expected to be issued by December 31, 2004 and would be effective for all periods ending after December 15, 2004. Should the proposed statement be finalized in its current form (including the proposed effective date), its adoption is not expected to have a material impact on the Company’s financial condition or results of operations.

In March 2004, the FASB issued a proposed standard, Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95, which addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of that company or liabilities that are based on the fair value of that company’s equity instruments, or that may be settled by the issuance of such equity instruments. The proposed standard would eliminate companies’ ability to account for share-based compensation transactions using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require that such transactions be accounted for using a fair value-based method and recognized as expense in our Consolidated Statement of Earnings. In its current form, the proposed standard would require companies to assess the most appropriate model to calculate the value of the options. The Company currently uses the Black-Scholes option-pricing model to value options for financial statement disclosure purposes. However, the Company may deem an alternative model to be the most appropriate under the standard when it is issued in final form. The use of a different model to value options may result in a different fair value than the use of the Black-Scholes option-pricing model. In addition, there are a number of other requirements under the proposed standard that would result in different accounting treatment than currently required, should the proposed standard be implemented in its current form. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options and for stock issued under the Company’s employee stock purchase plan. As currently proposed, the standard would be effective for fiscal periods beginning after June 15, 2005. Should the proposed statement be finalized in its current form, its adoption would have a material impact on the Company’s results of operations since it would be required to expense the fair value of stock options granted under its Omnibus Stock Plan and stock purchases under its Employee Stock Purchase Plan.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3. Balance Sheet Detail

	Fiscal Year Ended
	Oct. 1, 2004	Oct. 3, 2003
(in thousands)
Inventories
Raw materials and parts	$70,660	$62,809
Work in process	12,076	12,539
Finished goods	52,608	50,301

	$135,344	$125,649

Property, plant, and equipment
Land and land improvements	$8,280	$8,258
Buildings	94,876	91,920
Machinery and equipment	179,577	173,160
Construction in progress	16,438	10,119

	299,171	283,457
Accumulated depreciation	(178,932)	(163,369)

	$120,239	$120,088

Accrued liabilities
Payroll and employee benefits	$47,678	$34,697
Income taxes	18,035	9,490
Deferred service revenue	26,213	22,245
Contract advances	21,819	28,189
Other	46,965	47,317

	$160,710	$141,938

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

From time to time, the Company also enters into foreign exchange forward contracts to minimize the impact of foreign currency fluctuations on forecasted transactions. These contracts are designated as cash flow hedges under SFAS 133. During the year ended October 1, 2004, there were no outstanding foreign exchange forward contracts designated as cash flow hedges of forecasted transactions. During the year ended October 1, 2004, no foreign exchange gains or losses from hedge ineffectiveness were recognized.

The Company’s foreign exchange forward contracts generally range from one to 12 months in original maturity. A summary of all foreign exchange forward contracts that were outstanding as of October 1, 2004 follows:

	Notional Value Sold	Notional Value Purchased
(in thousands)
Euro	$—	$45,525
Australian dollar	—	13,610
Japanese yen	9,415	—
Canadian dollar	4,945	—
British pound	—	3,295
Swedish krona	792	—

Total	$15,152	$62,430

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5. Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for each of the Company’s reporting segments in fiscal years 2004 and 2003 follow:

	Scientific Instruments	Vacuum Technologies	Electronics Manufacturing	Total
(in thousands)
Balance as of September 27, 2002	$112,854	$966	$2,102	$115,922
Fiscal year 2003 acquisitions (Note 6)	9,529	—	—	9,529
Contingent payments on prior years’ acquisitions	1,000	—	—	1,000
Foreign currency impacts and other adjustments	(40)	—	—	(40)

Balance as of October 3, 2003	123,343	966	2,102	126,411
Fiscal year 2004 acquisitions (Note 6)	4,016	—	—	4,016
Contingent payments on prior years’ acquisitions	1,070	—	—	1,070
Foreign currency impacts and other adjustments	(56)	—	—	(56)

Balance as of October 1, 2004	$128,373	$966	$2,102	$131,441

The Company performs an annual goodwill impairment assessment in the second quarter of each fiscal year. In the fiscal quarters ended April 2, 2004 and March 28, 2003, the Company completed its annual impairment tests as required by SFAS 142 and determined that there was no impairment of goodwill.

The following intangible assets have been recorded and are being amortized by the Company:

	October 1, 2004
	Gross	Accumulated Amortization	Net
(in thousands)
Intangible assets
Existing technology	$10,172	$(2,988)	$7,184
Patents and core technology	6,777	(1,066)	5,711
Trade names and trademarks	2,176	(654)	1,522
Customer lists	7,505	(1,806)	5,699
Other	2,445	(1,282)	1,163

	$29,075	$(7,796)	$21,279

	October 3, 2003
	Gross	Accumulated Amortization	Net
(in thousands)
Intangible assets
Existing technology	$6,972	$(2,075)	$4,897
Patents and core technology	4,572	(632)	3,940
Trade names and trademarks	2,176	(389)	1,787
Customer lists	5,905	(861)	5,044
Other	2,023	(929)	1,094

	$21,648	$(4,886)	$16,762

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from two to 20 years. Actual aggregate amortization expense relating to intangible assets recorded in the three most recent fiscal years as well as estimated amortization expense for the next five fiscal years follow:

(in thousands)
Actual amortization expense
Fiscal year 2002	$1,561
Fiscal year 2003	$2,641
Fiscal year 2004	$2,892

Estimated amortization expense
Fiscal year 2005	$4,184
Fiscal year 2006	3,837
Fiscal year 2007	3,187
Fiscal year 2008	3,015
Fiscal year 2009	2,218
Thereafter	4,838

Total	$21,279

Note 6. Acquisitions

Digilab Business.    In September 2004, the Company acquired certain assets of Digilab, LLC (the “Digilab Business”) for approximately $14.0 million in cash, subject to certain net asset adjustments. The transaction also includes an opportunity for an additional purchase price payment of up to $10.0 million if the acquired product lines reach specific financial performance targets during the 12-month period following closing. The Digilab Business, which has become part of the Company’s Scientific Instruments segment, includes Fourier Transform infrared (“FT-IR”) spectroscopy instruments, FT-IR imaging microscopes, near infrared (“NIR”) spectroscopy instruments, and Raman spectroscopy instruments. These products expanded the Company’s product range of information rich detectors and spectrometers for life science and industrial materials research applications and are now being marketed and sold through the Company’s existing distribution channels worldwide.

The Company allocated the purchase price paid for this acquisition to the estimated fair value of assets acquired and liabilities assumed as follows:

Amount Allocated
(in millions)
Accounts receivable	$4.3
Inventories	2.0
Other current assets	0.1
Property, plant, and equipment	0.3
Goodwill	3.9
Identified intangible assets	6.8

Total assets acquired	17.4
Liabilities assumed	(3.5)

Net assets acquired	13.9
Purchased in-process research and development	0.1

Total consideration	$14.0

The amounts allocated to identified intangible assets are based upon a preliminary analysis which utilized the income approach, the royalty savings approach, and the cost approach to determine the fair

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

value of significant identified intangible assets acquired in the transaction. The identified intangible assets are being amortized using the straight-line method over their respective estimated useful lives (weighted average of 7.0 years). The amount allocated to in-process research and development (which was immediately expensed) related to new NIR and Raman products that were in the research and development stage at the time of the acquisition. Risk-adjusted discount rates ranging from 14.5% to 18.5% were applied to cash flow projections to determine the present value of the different intangible assets including the in-process research and development.

The purchase price allocation for the Digilab Business is preliminary pending completion of the closing balance sheet and the intangible asset valuation, which are expected to be finalized during the quarter ending December 31, 2004. Upon completion of these matters, any necessary adjustments will be made to the preliminary purchase price allocation and will result in corresponding adjustments to goodwill.

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

The Company allocated the purchase price paid for this acquisition to the estimated fair value of assets acquired and liabilities assumed as follows:

Amount Allocated
(in millions)
Inventories	$3.2
Property, plant, and equipment	2.4
Goodwill	9.5
Identified intangible assets	7.2

Total assets acquired	22.3
Liabilities assumed	(0.1)

Net assets acquired	$22.2

The amounts allocated to identified intangible assets are based upon an analysis which utilized the income approach, the royalty savings approach, and the cost approach to determine the fair value of significant identified intangible assets acquired in the transaction. The identified intangible assets are being amortized using the straight-line method over their respective estimated useful lives (weighted-average of 6.7 years). A risk-adjusted discount rate of 12% was applied to cash flow projections to determine the present value of the different intangible assets.

ANSYS Technologies, Inc.    In February 2002, the Company acquired 100% of the outstanding capital stock of ANSYS Technologies, Inc. (“ANSYS”), a supplier of consumable products for life science and other applications, for total consideration of $46.2 million, including $45.6 million in cash and assumed net debt and direct acquisition costs of $0.6 million. As a result of this acquisition, the Company added ANSYS’ complementary separations and diagnostics consumable products to the Company’s existing line of consumable products in its Scientific Instruments segment.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company allocated the purchase price paid for this acquisition to the estimated fair value of assets acquired and liabilities assumed as follows:

Amount Allocated
(in millions)
Current assets	$6.0
Property, plant, and equipment	11.1
Other assets	0.2
Goodwill	24.1
Existing technology and other identified intangible assets	7.8

Total assets acquired	49.2
Liabilities assumed	(3.9)

Net assets acquired	45.3
Purchased in-process research and development	0.9

Total consideration	$46.2

The amounts allocated to existing technology and other identified intangible assets were based upon an analysis which utilized the income approach, the royalty savings approach, and the cost approach to determine the fair value of significant identified intangible assets acquired in the transaction. The identified intangible assets are being amortized using the straight-line method over their respective estimated useful lives (weighted-average of 9.5 years). The amount allocated to purchased in-process research and development relates to several new consumable products that were in the research and development phase at the time of the acquisition. The percentage of completion for these products ranged from 49% to 73%. Risk-adjusted discount rates ranging from 15% to 29% were applied to cash flow projections to determine the present value of the different intangible assets including the in-process research and development.

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

All of the above acquisitions were accounted for using the purchase method of accounting. Accordingly, the Company’s Consolidated Statement of Earnings for fiscal years 2004, 2003, and 2002 include the results of operations of the acquired companies since the effective dates of their respective purchases. There were no significant differences between the accounting policies of the Company and any of the acquired companies. Pro forma sales, earnings from operations, net earnings, and net earnings per share have not been presented because the effects of these acquisitions were not material on either an individual or an aggregated basis.

In connection with the Digilab Business acquisition, the Company has accrued but not yet paid a portion of the purchase price amount that has been retained to secure the sellers’ indemnification obligations. This retained amount, which is due to be paid during fiscal year 2005 (net of any indemnification claims), totaled approximately $2.1 million at October 1, 2004. In addition to this retained payment, the Company is, from time to time, obligated to pay additional cash purchase price amounts in the event that certain financial or operational milestones are met by the acquired businesses. As of October 1, 2004, up to a maximum of $19.5 million could be payable through fiscal year 2006 under these contingent consideration arrangements. Of this maximum amount, a total of $10.0 million relates to the Digilab Business acquisition and can be earned if acquired product lines reach specific financial

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

performance targets through fiscal year 2005. The remaining $9.5 million relates to the acquisition of Bear Instruments, Inc. in fiscal year 2001 and can be earned if acquired product lines reach specific financial performance targets through fiscal year 2006. Any contingent payments made will be recorded as additional goodwill at the time they are earned.

Note 7. Net Earnings Per Share

Basic earnings per share are calculated based on net earnings and the weighted-average number of shares of common stock outstanding during the reported period. Diluted earnings per share include dilution from potential shares of common stock issuable pursuant to the exercise of outstanding stock options determined using the treasury stock method.

For the fiscal years 2004, 2003, and 2002, the impact of options to purchase approximately 129,000, 1,154,000, and 703,000 shares, respectively, was excluded from the calculation of diluted earnings per share as the effect of these options was anti-dilutive.

A reconciliation of weighted-average basic shares outstanding to weighted-average diluted shares outstanding follows:

	Fiscal Year Ended
	Oct. 1, 2004	Oct. 3, 2003	Sept. 27, 2002
(in thousands)
Weighted-average basic shares outstanding	34,640	33,929	33,578
Net effect of dilutive stock options	1,133	1,128	1,350

Weighted-average diluted shares outstanding	35,773	35,057	34,928

Note 8. Debt and Credit Facilities

Credit Facilities.    During fiscal year 2002, the Company established a three-year unsecured revolving bank credit facility in the amount of $50.0 million for working capital purposes. No amounts were borrowed under this credit facility. During the second quarter of fiscal 2004, the Company determined that its current liquidity position and the short remaining term of the credit facility no longer justified the cost of maintaining the facility. As a result, the facility was terminated in January 2004. Costs incurred in connection with the termination of this facility were not significant and were expensed during the second quarter of fiscal year 2004.

During fiscal year 2003, the Company established a short-term bank credit facility in Japan in the amount of 300 million yen (approximately $2.7 million at October 1, 2004). The credit facility is available to the Company’s wholly owned Japanese subsidiary for working capital purposes. As of October 1, 2004, no amounts were outstanding under this credit facility at an annual interest rate of 0.8%, and 300 million yen (approximately $2.7 million) was available for future borrowing. Any borrowings outstanding under this credit facility are included in notes payable. This credit facility contains certain covenants that limit future borrowings from this facility, with which the Company was in compliance at October 1, 2004.

In addition to these bank credit facilities, as of October 1, 2004, the Company and its subsidiaries had a total of $76.1 million in other uncommitted and unsecured credit facilities for working capital purposes with interest rates to be established at the time of borrowing. No borrowings were outstanding under these credit facilities as of October 1, 2004. All of these credit facilities contain certain customary conditions and events of default, with which the Company was in compliance at October 1, 2004. Of the $76.1 million in uncommitted and unsecured credit facilities, a total of $41.6 million was limited for use by, or in favor of, certain subsidiaries at October 1, 2004, and a total of $16.4 million of this $41.6 million was being utilized in the form of bank guarantees or short-term standby letters of credit. These guarantees and letters of credit

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

related primarily to advance payments or deposits made to the Company’s subsidiaries by customers for which separate liabilities were recorded in the Consolidated Financial Statements at October 1, 2004. No amounts had been drawn by beneficiaries under these or any other outstanding guarantees or letters of credit as of that date.

Long-term Debt.    As of October 1, 2004, the Company had $32.5 million in term loans outstanding, compared to $35.0 million at October 3, 2003. As of both October 1, 2004 and October 3, 2003, fixed interest rates on the term loans ranged from 6.7% to 7.2%. The weighted-average interest rate on the term loans was 6.8% at both October 1, 2004 and October 3, 2003. The term loans contain certain covenants that limit future borrowings and the payment of cash dividends and require the maintenance of certain levels of working capital and operating results. The Company was in compliance with all restrictive covenants of the term loan agreements at October 1, 2004. The Company also had other long-term notes payable of $4.2 million as of October 1, 2004 with a weighted-average interest rate of 0.0% and $4.1 million as of October 3, 2003 with a weighted-average interest rate of 0.1%.

The following table summarizes future principal payments on borrowings under long-term debt outstanding as of October 1, 2004:

	Fiscal Years
	2005	2006	2007	2008	2009	Thereafter	Total
(in thousands)
Long-term debt (including current portion)	$6,673	$2,500	$2,500	$6,250	$—	$18,750	$36,673

Note 9. Warranty and Indemnification Obligations

Product Warranties.    The Company’s products are generally subject to warranties. Liabilities for the estimated future costs of repair or replacement are established and charged to cost of sales at the time the related sale is recognized. The amount of liability to be recorded is based on management’s best estimates of future warranty costs after considering historical and projected product failure rates and product repair costs. Changes in the Company’s estimated liability for product warranty during fiscal year 2004 and 2003 follow:

	Fiscal Year Ended
	Oct. 1, 2004	Oct. 3, 2003
(in thousands)
Beginning balance	$10,261	$9,029
Charges to costs and expenses	8,109	6,813
Warranty expenditures	(7,895)	(5,581)

Ending balance	$10,475	$10,261

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

The Company is subject to certain indemnification obligations to VMS (formerly VAI) and VSEA in connection with the IB as conducted by VAI prior to the Distribution. These indemnification obligations cover a variety of aspects of the Company’s business, including, but not limited to, employee, tax,

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

intellectual property, litigation, and environmental matters. The agreements containing these indemnification obligations are disclosed as exhibits to the Company’s Form 10-K (see Exhibits 2.1, 10.1, 10.2, and 10.3 of this document). The estimated fair value of these indemnification obligations is not considered to be material.

The Company’s By-Laws require it to indemnify its officers and directors, as well as those who act as directors and officers of other entities at the request of the Company, against expenses, judgments, fines, settlements, and other amounts actually and reasonably incurred in connection with any proceedings arising out of their services to the Company. In addition, the Company has entered into separate indemnity agreements with each director and officer that provide for indemnification of these directors and officers under certain circumstances. The form of these indemnity agreements is disclosed as an exhibit to the Company’s Form 10-K. The indemnification obligations are more fully described in the By-Laws and the indemnification agreements (see Exhibits 3.2 and 10.10 of this document). The Company purchases insurance to cover claims or a portion of any claims made against its directors and officers. Since a maximum obligation is not explicitly stated in the Company’s By-Laws or these indemnity agreements and will depend on the facts and circumstances that arise out of any future claims, the overall maximum amount of the obligations cannot reasonably be estimated. The Company has not made payments related to these indemnification obligations, and the estimated fair value of these indemnification obligations is not considered to be material.

As is customary in the Company’s industry and as provided for in local law in the U.S. and other jurisdictions, many of the Company’s standard contracts provide remedies to customers and other third parties with whom the Company enters into contracts, such as defense, settlement, or payment of judgment for intellectual property claims related to the use of its products. From time to time, the Company also agrees to indemnify customers, suppliers, contractors, lessors, lessees, and others with whom it enters into contracts, against combinations of loss, expense, or liability arising from various triggering events related to the sale and the use of the Company’s products and services, the use of their goods and services, the use of facilities and state of Company-owned facilities, and other matters covered by such contracts, usually up to a specified maximum amount. In addition, from time to time, the Company sometimes also agrees to indemnify these parties against claims related to undiscovered liabilities, additional product liability, or environmental obligations. Claims made under such indemnification obligations have been insignificant, and the estimated fair value of these indemnification obligations is not considered to be material.

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

The Plan is administered by the Compensation Committee of the Company’s Board of Directors. The exercise price for stock options granted under the Plan may not be less than 100% of the fair market value at the date of the grant. Options granted are exercisable at the times and on the terms established by the Compensation Committee, but not later than ten years after the date of grant. Options granted generally become exercisable in cumulative installments of one-third each year commencing one year following the date of grant.

At October 1, 2004, options with respect to 795,000 shares were available for grant under the Plan.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Option Activity Under the Plan

	Fiscal Year Ended
	Oct. 1, 2004		Oct. 3, 2003		Sept. 27, 2002
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
(shares in thousands)
Outstanding at beginning of fiscal year	4,429	$20.65	4,358	$18.64	4,329	$16.59
Granted	567	$38.76	520	$31.36	684	$26.89
Exercised	(1,310)	$14.46	(422)	$12.70	(617)	$11.90
Cancelled or expired	(46)	$33.10	(27)	$27.18	(38)	$31.77

Outstanding at end of fiscal year	3,640	$25.54	4,429	$20.65	4,358	$18.64

Shares exercisable at end of fiscal year	2,730	$22.48	3,334	$17.57	3,122	$14.73

Outstanding and Exercisable Options at October 1, 2004

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
	(in thousands)	(in years)		(in thousands)
$ 8.25–$9.50	776	4.5	$9.49	776	$9.49
$10.31–$25.76	1,169	5.6	$22.11	1,041	$21.66
$26.10–$34.56	1,035	7.1	$32.86	782	$33.37
$34.70–$54.94	660	8.8	$39.01	131	$41.05

Total	3,640	6.4	$25.54	2,730	$22.48

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

During fiscal years 2004, 2003, and 2002, employees purchased 136,600 shares for $3.9 million, 161,000 shares for $3.8 million, and 160,000 shares for $3.4 million, respectively. As of October 1, 2004, a total of approximately 597,000 shares remained available for issuance under the ESPP.

Note 11. Stock Repurchase Programs

In November 2002, the Company’s Board of Directors authorized the Company to repurchase up to 1,000,000 shares of its common stock until October 1, 2004. During fiscal year 2004, the Company repurchased and retired 597,000 shares for an aggregate cost of $24.2 million. During fiscal years 2003 and 2002, the Company repurchased and retired 353,000 shares for an aggregate cost of $10.4 million and 50,000 shares for an aggregate cost of $1.6 million, respectively.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In May 2004, the Company’s Board of Directors authorized the Company to repurchase up to an additional 1,000,000 shares of its common stock until September 30, 2007. During fiscal year 2004, the Company repurchased and retired 192,000 shares for an aggregate cost of $7.5 million. As of October 1, 2004 the Company had remaining authorization for future repurchases of approximately 808,000 shares.

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

For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further environmental-related activities or to estimate the future costs of such activities if undertaken. As of October 1, 2004, it was nonetheless estimated that the Company’s share of the future exposure for environmental-related costs for these sites and facilities ranged in the aggregate from $1.4 million to $2.6 million (without discounting to present value). The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 13 years as of October 1, 2004. No amount in the foregoing range of estimated future costs is believed to be more probable of being incurred than any other amount in such range, and the Company therefore had an accrual of $1.4 million as of October 1, 2004.

As to certain sites and facilities, sufficient knowledge has been gained to be able to better estimate the scope and certain costs of future environmental-related activities. As of October 1, 2004, it was estimated that the Company’s share of the future exposure for these environmental-related costs for these sites and facilities ranged in the aggregate from $4.8 million to $15.9 million (without discounting to present value). The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 30 years as of October 1, 2004. As to each of these sites and facilities, it was determined that a particular amount within the range of certain estimated costs was a better estimate of the future environmental-related cost than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. Together, these amounts totaled $7.0 million at October 1, 2004. The Company therefore had an accrual of $4.6 million as of October 1, 2004, which represents the best estimate of its share of these future environmental-related costs discounted at 4%, net of inflation. This accrual is in addition to the $1.4 million described in the preceding paragraph.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At October 1, 2004, the Company’s reserve for environmental-related costs, based upon future environmental-related costs estimated by the Company as of that date, was calculated as follows:

	Recurring Costs	Non- Recurring Costs	Total Anticipated Future Costs
(in millions)
Fiscal Year
2005	$0.3	$0.6	$0.9
2006	0.3	0.4	0.7
2007	0.3	0.4	0.7
2008	0.3	0.2	0.5
2009	0.3	0.1	0.4
Thereafter	4.5	0.7	5.2

Total costs	$6.0	$2.4	8.4

Less imputed interest			(2.4)

Reserve amount			6.0
Less current portion			(0.5)

Long-term (included in Other liabilities)			$5.5

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

An insurance company has agreed to pay a portion of certain of VAI’s (now VMS’) future environmental-related costs for which the Company has an indemnification obligation, and the Company therefore has a $1.2 million receivable in other assets as of October 1, 2004 for the Company’s share of such recovery. The Company has not reduced any environmental-related liability in anticipation of recoveries from third parties.

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

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13. Retirement Plans

Certain employees of the Company in the United States are eligible to participate in the Company’s sponsored, defined contribution retirement plan. For employee contributions made after certain minimum employment conditions have been met, the Company is obligated to match the participant’s contribution up to 6% of their eligible compensation. Participants are entitled, upon termination or retirement, to receive their account balances, which are held by a third party trustee. The Company has no defined benefit plans in the U.S. In addition to the U.S. retirement plan, a number of the Company’s foreign subsidiaries have retirement plans for regular full-time employees. Several of these plans are defined benefit plans. Total expense for all retirement plans amounted to $10.0 million, $9.1 million, and $7.1 million, for fiscal years 2004, 2003, and 2002, respectively. The retirement plan expense for fiscal year 2004 excludes defined benefit pension plan curtailment gains of approximately $1.5 million.

Net periodic pension cost for defined benefit pension plans is determined in accordance with SFAS 87, Employers’ Accounting for Pensions, and is made up of several components that reflect different aspects of the Company’s pension-related financial arrangements and the cost of benefits earned by participating employees. These components are determined using certain actuarial assumptions. Changes in the projected benefit obligation, fair value of plan assets, and funded status relating to the Company’s defined benefit pension plans follows:

	Fiscal Year
	Oct. 1, 2004	Oct. 3, 2003	Sept. 27, 2002
(in thousands)
Change in projected benefit obligation
Projected benefit obligation at beginning of fiscal year	$57,386	$43,075	$35,815
Service cost, including plan participant contributions	2,772	2,908	2,385
Interest cost	3,051	2,569	2,151
Actuarial (gain) loss	(41)	2,665	614
Foreign currency changes	3,302	8,133	3,108
Benefit payments	(2,329)	(1,964)	(1,967)
Curtailment	(4,870)	—	—
Plan amendments and other adjustments	15	—	969

Projected benefit obligation at end of fiscal year	$59,286	$57,386	$43,075

Change in fair value of plan assets and funded status
Fair value of plan assets at beginning of fiscal year	$44,079	$36,694	$31,819
Actual return on plan assets	5,414	930	2,002
Employer and plan participant contributions	1,618	2,643	1,693
Foreign currency changes	2,558	6,826	1,335
Benefit and expense payments	(2,264)	(1,998)	(483)
Other adjustments	—	(1,016)	328

Fair value of plan assets at end of fiscal year	51,405	44,079	36,694
Projected benefit obligation at end of fiscal year	(59,286)	(57,386)	(43,075)

Projected benefit obligation in excess of fair value of plan assets	(7,881)	(13,307)	(6,381)
Unrecognized prior service cost	156	498	673
Unrecognized net actuarial loss	6,697	12,059	5,447

Net accrued benefit cost at end of fiscal year	$(1,028)	$(750)	$(261)

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additional information pertaining to the Company’s defined benefit pension plans as of the end of fiscal years 2004 and 2003 is outlined below.

	Fiscal Year End
	Oct. 1, 2004	Oct. 3, 2003
(in thousands)
Amounts included in the Consolidated Balance Sheet
Prepaid benefit cost	$2,146	$(750)
Accrued benefit cost	(10,241)	(3,642)
Intangible assets	287	474
Accumulated other comprehensive loss	6,780	3,168

Net accrued benefit cost at end of fiscal year	$(1,028)	$(750)

Accumulated benefit obligation for all defined benefit pension plans	$55,269	$48,827

Weighted-average assumptions used to determine benefit obligations
Discount rate	5.5%	5.3%
Rate of compensation increases	3.6%	3.6%

Weighted-average asset allocations by asset category
Equity securities	42%	36%
Debt securities	48	50
Real estate	1	1
Other	9	13

Total	100%	100%

Additional information
Increase in minimum liability included in other comprehensive income after tax	$3,638	$—

Information relating to defined benefit pension plans with an accumulated benefit obligation in excess of the fair value of plan assets follows:

	Fiscal Year End
	Oct. 1, 2004	Oct. 3, 2003
Projected benefit obligation	$51,047	$57,386
Accumulated benefit obligation	47,030	48,827
Fair value of plan assets	39,060	44,078

Net Periodic Pension Cost.    The components of the Company’s net periodic cost relating to defined benefit pension plans and the weighted-average assumptions used to determine that cost follow:

	Fiscal Year
	Oct. 1, 2004	Oct. 3, 2003	Sept. 27, 2002
(dollars in thousands)
Components of net periodic pension cost
Service cost, net of plan participant contributions	$2,133	$2,146	$1,719
Interest cost	3,051	2,569	2,151
Expected return on plan assets	(2,955)	(2,775)	(2,002)
Amortization of prior service cost and actuarial gains and losses	501	366	(154)
Curtailment gain	(1,439)	—	—

Net periodic pension cost	$1,291	$2,306	$1,714

Weighted-average assumptions used to determine net periodic pension cost
Discount rate	5.3%	5.7%	5.9%
Expected return on plan assets	6.4%	7.0%	7.3%
Rate of compensation increases	3.6%	4.0%	4.1%

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Basis for Assumptions.    The Company utilizes yields on country-specific, long-term Corporate AA bond indices (typically 10- or 15-year indices) as the basis for its discount rate assumptions for each of its defined benefit pension plans. With regard to the expected return on plan assets, most assets are invested in low-risk, long-term fixed income investments such as direct insurance policies and guaranteed insurance contracts. For these asset types, the expected rate of return is established either by reference to yields on comparable long-term corporate bond indices in that country or the return guaranteed by the issuer of the investment security (net of expenses). The exception to this is in the United Kingdom, where the majority of plan assets are invested in equity securities, with the remainder invested in corporate bonds, real estate, and cash. Due to the nature of these investments, long-term money and corporate bond yields and an implied equity risk premium are considered in establishing the asset return assumption for the defined benefit pension plan in the United Kingdom.

Defined Benefit Pension Plan Curtailments and Settlement.    During fiscal year 2004, the Company ceased future benefit accruals to its existing defined benefit pension plans in Australia and the Netherlands and commenced contributions to new defined contribution plans for the benefit of their participants. In connection with these actions, the Company recorded curtailment gains of approximately $1.5 million during fiscal year 2004. Subsequent to October 1, 2004, the Company settled the Australian defined benefit pension plan in the first quarter of fiscal year 2005, which resulted in a corresponding settlement loss of approximately $1.5 million.

Employer Contributions.    During fiscal year ended October 1, 2004, the Company made contributions totaling $1.0 million to its defined benefit pension plans. The Company currently anticipates contributing an additional $0.9 million to these plans in fiscal year 2005.

Estimated Future Benefit Payments.    As of October 1, 2004, benefit payments, which reflect expected future service, as appropriate, are expected to be $0.5 million, $0.5 million, $0.6 million, $0.6 million, $0.7 million, and $4.3 million during fiscal years 2005, 2006, 2007, 2008, 2009, and 2010 through 2014, respectively.

Other Postretirement Benefits.    At the Distribution, the Company assumed responsibility for certain post-employment and post-retirement benefits for active employees of the Company; the responsibility for all others, principally retirees of VAI, remained with VMS, although the Company is obligated to reimburse VMS for certain costs relating to certain VAI retirees. The Company’s portion of assets and liabilities as well as related expenses for shared post-employment and post-retirement benefits, which are not material, have been included in these Consolidated Financial Statements.

Note 14. Stockholders’ Equity

On April 2, 1999, stockholders of record of VAI on March 24, 1999 received in the Distribution one share of the Company’s common stock for each share of VAI common stock held on April 2, 1999. Each stockholder also received one preferred stock purchase right (“Right”) for each share of common stock distributed, entitling the stockholder to purchase one one-thousandth of a share of Participating Preferred Stock, par value $0.01 per share, for $200.00 (subject to adjustment), in the event of certain changes in the Company’s ownership. The Participating Preferred Stock is designed so that each one one-thousandth of a share has economic and voting terms similar to those of one share of common stock. The Rights will expire no later than March 2009. As of October 1, 2004, no Rights were eligible to be exercised and none had been exercised through that date.

Note 15. Income Taxes

The sources of earnings before income taxes follow:

	Fiscal Year
	Oct. 1, 2004	Oct. 3, 2003	Sept. 27, 2002
(in thousands)
United States	$25,046	$24,172	$40,568
Foreign	66,539	51,438	40,599

Earnings before income taxes	$91,585	$75,610	$81,167

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income tax expense on earnings consists of the following:

	Fiscal Year
	Oct. 1, 2004	Oct. 3, 2003	Sept. 27, 2002
(in thousands)
Current
U.S. federal	$11,893	$(1,898)	$10,713
Foreign	23,270	17,301	16,812
State and local	2,932	1,996	2,531

Total current	38,095	17,399	30,056

Deferred
U.S. federal	(5,912)	6,056	395
Foreign	(373)	2,618	(911)
State and local	245	390	—

Total deferred	(6,040)	9,064	(516)

Income tax expense	$32,055	$26,463	$29,540

Deferred tax assets and liabilities are recognized for the temporary differences between the tax basis and reported amounts of assets and liabilities, tax loss and credit carry-forwards, and the remittance of earnings from foreign subsidiaries. Their significant components follow:

	Fiscal Year End
	Oct. 1, 2004	Oct. 3, 2003
(in thousands)
Assets
Inventory	$9,532	$8,871
Revenue recognition	3,402	5,076
Capitalized research costs	11,016	5,659
Loss and credit carry-forwards	3,928	6,242
Deferred compensation	6,857	5,132
Product warranty	3,125	3,200
Other	6,102	2,500

Gross deferred tax assets	43,962	36,680
Valuation allowance	(3,500)	(5,500)

Total deferred tax assets	40,462	31,180

Liabilities
Depreciation and amortization	13,984	12,370
Unremitted earnings of foreign subsidiaries	4,800	4,800

Total deferred tax liabilities	18,784	17,170

Net deferred tax assets	$21,678	$14,010

As of October 1, 2004, the Company’s foreign manufacturing and sales subsidiaries have accumulated approximately $65 million of earnings that have been reinvested in their operations. The Company has not provided U.S. tax on these earnings. The amount of the unrecognized deferred tax liability on such earnings is not significant.

As of October 1, 2004, the Company has U.S. tax credit carry-forwards of approximately $3.9 million, of which $0.7 million and $2.8 million begin to expire in 2005 and 2007, respectively.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A valuation allowance has been provided against $3.5 million of foreign tax credit carry-forwards. If recognized these carry-forwards will be accounted for as a credit to stockholders’ equity.

The difference between the reported income tax rate and the federal statutory income tax rate is attributable to the following:

	Fiscal Year
	Oct. 1, 2004	Oct. 3, 2003	Sept. 27, 2002
Federal statutory income tax rate	35.0%	35.0%	35.0%
State and local taxes, net of federal benefit	2.2	2.1	2.0
Foreign taxes	(2.5)	(1.6)	(0.3)
Other	0.3	(0.5)	(0.3)

Reported income tax rate	35.0%	35.0%	36.4%

The Company’s income taxes payable have been reduced and deferred tax assets increased by the tax benefits associated with exercises of employee stock options. These benefits were credited directly to stockholders’ equity and amounted to $13.3 million, $1.9 million, and $6.1 million for fiscal years 2004, 2003, and 2002, respectively. In fiscal year 2004, accumulated other comprehensive loss was decreased $1.6 million for the tax benefit of the minimum pension liability.

Note 16. Restructuring Costs

Fiscal Year 2004 Plans.    During fiscal year 2004, the Company undertook certain restructuring actions to reorganize the management structure in its Scientific Instruments factories in Australia and the Netherlands. These actions were undertaken to narrow the strategic and operational focus of these factories and involved the termination of three employees. These actions were initiated in the fourth quarter of fiscal year 2004. All severance and other employee-related costs relating to this restructuring plan were recorded and included in general and administrative expenses in the fourth quarter of fiscal year 2004. This restructuring plan did not involve any non-cash components.

The following table sets forth changes in the Company’s liability relating to the foregoing restructuring plan during fiscal year 2004:

	Fiscal Year 2004
	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at October 3, 2003	$—	$—	$—
Charges to expense	1,024	—	1,024
Cash payments	(359)	—	(359)

Balance at October 1, 2004	$665	$—	$665

Also during fiscal year 2004, the Company committed to a separate plan to reorganize the Scientific Instruments and corporate marketing organizations and to consolidate certain Scientific Instruments administrative functions in North America. This plan, which involves the termination of approximately 20 employees, was undertaken to more closely align the strategic and operational focus of these organizations across different product lines and to improve efficiency and reduce operating costs. These actions were initiated in the fourth quarter of fiscal year 2004 and are expected to be completed by the end of the second quarter of fiscal year 2005. All severance and other employee-related costs relating to this restructuring plan were recorded and included in general and administrative expenses in the fourth quarter of fiscal year. This restructuring plan did not involve any non-cash components.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth changes in the Company’s liability relating to the foregoing restructuring plan during fiscal year 2004:

	Fiscal Year 2004
	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at October 3, 2003	$—	$—	$—
Charges to expense	859	—	859

Balance at October 1, 2004	$859	$—	$859

Fiscal Year 2003 Plan.    During fiscal year 2003, the Company undertook certain restructuring actions to improve efficiency and more closely align employee skill sets and other resources with the Company’s evolving product mix as a result of the Company’s continued emphasis on NMR, mass spectroscopy, and consumable products, with a bias toward life science applications. In addition, actions were undertaken to create a more efficient consumable products operation. These actions primarily impacted the Scientific Instruments segment and involved the termination of approximately 160 employees (principally in sales and marketing, administration, service, and manufacturing functions), the closure of three sales offices and the consolidation of three consumable products factories into one in Southern California. Substantially all of these activities were completed during fiscal year 2003 except for the termination of approximately 20 employees, which took place in the second and third quarters of fiscal year 2004, and the Southern California facility consolidation, which was initiated in the third quarter of fiscal year 2003 and is expected to be substantially completed in the first quarter of fiscal year 2005. Costs relating to these restructuring activities have been included in general and administrative expenses.

The following table sets forth changes in the Company’s liability relating to the foregoing restructuring plan during fiscal years 2003 and 2004:

	Fiscal Years 2003 and 2004
	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at September 27, 2002	$—	$392	$392
Charges to expense	5,242	1,729	6,971
Cash payments	(4,043)	(387)	(4,430)
Foreign currency impacts and other adjustments	(27)	(537)	(564)

Balance at October 3, 2003	1,172	1,197	2,369
Charges to expense, net of reversals of $216	558	(22)	536
Cash payments	(1,750)	(338)	(2,088)
Foreign currency impacts and other adjustments	169	(7)	162

Balance at October 1, 2004	$149	$830	$979

The non-cash portion of restructuring costs recorded in the fiscal years 2004 and 2003 was not significant, either in the aggregate or for any single period presented.

During fiscal year 2004, the Company incurred approximately $2.2 million in other costs relating directly to the Southern California facility consolidation that were in addition to the restructuring costs described above. These costs included approximately $1.7 million of non-cash charges for accelerated depreciation of assets to be disposed of upon the closure of facilities, approximately $0.1 million in facility relocation costs, and approximately $0.4 million in employee retention and relocation costs.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17. Operating Lease Commitments

As of October 1, 2004, the Company was committed to minimum rentals for certain facilities and other leased assets under long-term non-cancelable operating leases as follows:

(in thousands)
Fiscal Year
2004	$7,414
2005	4,225
2006	2,850
2007	2,185
2008	1,957
Thereafter	25,461

Total	$44,092

Rent expense for fiscal years 2004, 2003, and 2002, was $8.3 million, $8.4 million, and $7.5 million, respectively.

Note 18. Industry and Geographic Segments

Industry Segments.    The Company’s operations are grouped into three business segments: Scientific Instruments, Vacuum Technologies, and Electronics Manufacturing. The Scientific Instruments segment designs, develops, manufactures, sells, and services equipment and consumable products for a broad range of life science and chemical analysis applications requiring identification, quantification, and analysis of the composition or structure of liquids, solids, or gases. The Vacuum Technologies segment designs, develops, manufactures, sells, and services high-vacuum pumps, leak detection equipment, and related products and services used to create, control, measure, or test vacuum environments in a broad range of life science, industrial, and scientific applications requiring ultra-clean or high-vacuum environments. The Electronics Manufacturing segment provides electronics manufacturing services, including design, support, manufacturing, and post-manufacturing services, of electronic assemblies and subsystems for a wide range of customers, in particular, small- and medium-sized companies with low- to medium-volume, high-mix requirements.

These segments were determined based on how management views and evaluates the Company’s operations as required by SFAS 131, Disclosures about Segments of an Enterprise and Related Information. Management also views and evaluates as its “core business” the combined operations of the Company’s Scientific Instruments and Vacuum Technologies segments.

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

The Company operates various manufacturing and marketing operations outside the United States. In fiscal years 2004, 2003, and 2002, no single country outside the United States accounted for more than 10% of total sales or more than 10% of total assets. Transactions between geographic areas are accounted for at cost and are not included in sales.

Included in the total of International sales are export sales recorded by U.S. entities in fiscal years 2004, 2003, and 2002, of $50 million, $49 million, and $54 million, respectively.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Industry Segments

	Total Sales			Pretax Earnings			Identifiable Assets			Capital Expenditures			Depreciation And Amortization
	2004	2003	2002	2004	2003	2002	2004	2003	2002	2004	2003	2002	2004	2003	2002
(in millions)
Scientific Instruments	$585	$552	$494	$54	$52	$54	$437	$402	$371	$14	$19	$9	$13	$12	$9
Vacuum Technologies	140	117	111	23	13	17	59	56	56	4	2	4	4	4	4
Electronics Manufacturing	191	179	175	21	21	18	93	91	85	3	4	5	6	6	5

Total industry segments	916	848	780	98	86	89	589	549	512	21	25	18	23	22	18
General corporate	—	—	—	(7)	(9)	(6)	242	188	123	2	5	4	2	2	3
Interest income	—	—	—	3	1	1	—	—	—	—	—	—	—	—	—
Interest expense	—	—	—	(2)	(2)	(3)	—	—	—	—	—	—	—	—	—

Total company	$916	$848	$780	$92	$76	$81	$831	$737	$635	$23	$30	$22	$25	$24	$21

Geographic Information

	Sales to Unaffiliated Customers (1)			Intergeographic Sales to Affiliates			Total Sales			Pretax Earnings			Identifiable Assets
	2004	2003	2002	2004	2003	2002	2004	2003	2002	2004	2003	2002	2004	2003	2002
(in millions)
United States	$491	$477	$469	$271	$251	$203	$762	$728	$672	$46	$43	$57	$387	$376	$360
International	425	371	311	133	108	101	558	479	412	64	51	41	199	173	152

Total geographic segments	916	848	780	404	359	304	1,320	1,207	1,084	110	94	98	586	549	512
Eliminations, corporate and other	—	—	—	(404)	(359)	(304)	(404)	(359)	(304)	(18)	(18)	(17)	245	188	123

Total company	$916	$848	$780	$—	$—	$—	$916	$848	$780	$92	$76	$81	$831	$737	$635

	Long-Lived Assets (2)
	2004	2003	2002
(in millions)
United States	$84	$81	$77
Italy	15	14	14
Other international	25	27	18

Total company	$124	$122	$109

(1)	Sales are generally based on the location of the operation furnishing goods and services. Export sales recorded by U.S. entities are included in International sales. No single customer accounted for more than 10% of sales in any of the fiscal years presented.
(2)	Excludes goodwill, intangible assets, and long-term deferred tax assets.

Note 19. Subsequent Events

Acquisition of Magnex Scientific Limited.    On November 3, 2004, the Company acquired Magnex Scientific Limited (“Magnex”) for approximately $31.8 million in cash and assumed net debt, subject to certain net asset adjustments. The transaction also includes an opportunity for additional purchase price payments of up to $6.0 million over a three-year period, depending on the performance of the Magnex business relative to certain financial targets. Magnex designs, develops, manufactures, sells, and services superconducting magnets for human and other magnetic resonance (“MR”) imaging, NMR, and Fourier Transform mass spectroscopy, and gradients for MR microscopy. These magnets are used in the Company’s NMR and MR imaging systems, and are also sold to original equipment manufacturers and end-users. The Magnex business became part of the Company’s Scientific Instruments segment. The

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company will complete its allocation of the purchase price paid for Magnex following the completion of the closing balance sheet, a valuation of acquired intangible assets, and certain other matters. This is currently expected to occur by the end of the fiscal quarter ending December 31, 2004.

U.K. Field Support Administration Restructuring.    In October 2004, in connection with the Company’s announcement of the definitive agreement to acquire Magnex, the Company committed to a plan to rationalize its field support administration in the United Kingdom. The objective of the plan is to achieve operational efficiencies and eliminate redundant costs resulting from the Magnex acquisition. The plan will involve the termination of approximately 20 employees, the consolidation of certain field support administrative functions currently located in the Company’s Walton, U.K. location to Magnex’s location in Oxford, U.K., and the closure of the Walton facility.

SCHEDULE II

VARIAN, INC. AND SUBSIDIARY COMPANIES

VALUATION AND QUALIFYING ACCOUNTS

for fiscal years 2004, 2003, and 2002

(In thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions		Balance at End of Period
Description			Description	Amount
Allowance for Doubtful Accounts Receivable:
Fiscal year 2004	$2,010	$318	Write-offs & adjustments	$412	$1,916

Fiscal year 2003	$2,286	$295	Write-offs & adjustments	$571	$2,010

Fiscal year 2002	$2,217	$305	Write-offs & adjustments	$236	$2,286

VARIAN, INC. AND SUBSIDIARY COMPANIES

Quarterly Consolidated Financial Data (Unaudited)

Amounts as reported for each quarterly period in fiscal years 2004 and 2003 follow:

	Fiscal Year 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(in millions, except per share amounts)
Sales	$212.5	$232.7	$236.7	$234.1

Gross profit	$79.8	$88.4	$89.3	$89.7

Net earnings	$13.6	$14.7	$15.4	$15.8

Net earnings per share

Basic	$0.39	$0.42	$0.44	$0.46

Diluted	$0.38	$0.41	$0.43	$0.44

	Fiscal Year 2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(in millions, except per share amounts)
Sales	$195.7	$204.7	$208.7	$238.6

Gross profit	$76.4	$78.3	$77.9	$89.2

Net earnings	$12.7	$13.9	$10.7	$11.8

Net earnings per share

Basic	$0.37	$0.41	$0.32	$0.35

Diluted	$0.36	$0.40	$0.31	$0.34

Net earnings per share for the four quarters of each fiscal year may not sum to the total for the fiscal year because of the different number of shares outstanding during each period.