Form 10-Q
period 2004-12-31
VARIAN INC
filed 2005-02-08
CIK 1079028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

The number of shares of the registrant’s common stock outstanding as of February 2, 2005 was 35,131,163.

VARIAN, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004

PART I

FINANCIAL INFORMATION

Item 1.    Financial Statements

VARIAN, INC. AND SUBSIDIARY COMPANIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

(In thousands, except per share amounts)

	Fiscal Quarter Ended
	December 31, 2004	January 2, 2004
Sales	$235,859	$212,493
Cost of sales	148,049	132,717

Gross profit	87,810	79,776

Operating expenses
Sales and marketing	39,862	37,156
Research and development	12,840	11,155
General and administrative	16,053	10,505
Purchased in-process research and development	700	—

Total operating expenses	69,455	58,816

Operating earnings	18,355	20,960

Interest income (expense)
Interest income	959	565
Interest expense	(571)	(618)

Total interest income (expense), net	388	(53)

Earnings before income taxes	18,743	20,907
Income tax expense	3,805	7,318

Net earnings	$14,938	$13,589

Net earnings per share:
Basic	$0.43	$0.39

Diluted	$0.42	$0.38

Shares used in per share calculations:
Basic	34,965	34,440

Diluted	35,704	35,658

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

VARIAN, INC. AND SUBSIDIARY COMPANIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands, except par value amounts)

	December 31, 2004	October 1, 2004
ASSETS

Current assets
Cash and cash equivalents	$189,540	$184,982
Accounts receivable, net	174,993	182,843
Inventories	165,490	135,344
Deferred taxes	29,660	30,008
Other current assets	21,391	18,986

Total current assets	581,074	552,163
Property, plant, and equipment, net	126,319	120,239
Goodwill	147,948	131,441
Intangible assets, net	33,492	21,279
Other assets	5,610	5,543

Total assets	$894,443	$830,665

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current portion of long-term debt	$6,959	$6,673
Accounts payable	67,857	70,667
Deferred profit	11,719	11,306
Accrued liabilities	178,770	160,710

Total current liabilities	265,305	249,356
Long-term debt	28,750	30,000
Deferred taxes	10,191	9,411
Other liabilities	21,879	14,687

Total liabilities	326,125	303,454

Commitments and contingencies (Notes 9, 10, 12, and 15)

Stockholders’ equity
Preferred stock—par value $0.01, authorized—1,000 shares; issued—none	—	—
Common stock—par value $0.01, authorized—99,000 shares; issued and outstanding— 35,074 shares at December 31, 2004 and 34,838 shares at October 1, 2004	261,819	257,083
Retained earnings	268,034	253,096
Accumulated other comprehensive income	38,465	17,032

Total stockholders’ equity	568,318	527,211

Total liabilities and stockholders’ equity	$894,443	$830,665

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

VARIAN, INC. AND SUBSIDIARY COMPANIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Fiscal Quarter Ended
	December 31, 2004	January 2, 2004
Cash flows from operating activities
Net earnings	$14,938	$13,589
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	7,204	6,306
Loss on disposition of property, plant, and equipment	69	37
Purchased in-process research and development	700	—
Stock-based compensation expense	40	—
Tax benefit from stock option exercises	900	3,716
Deferred taxes	(3,000)	—
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	21,914	6,713
Inventories	(337)	(8,373)
Other current assets	(206)	4,647
Other assets	(610)	71
Accounts payable	(8,856)	(2,112)
Deferred profit	(520)	(1,847)
Accrued liabilities	(6,982)	(6,882)
Other liabilities	(416)	(135)

Net cash provided by operating activities	24,838	15,730

Cash flows from investing activities
Proceeds from sale of property, plant, and equipment	77	56
Purchase of property, plant, and equipment	(6,517)	(4,359)
Purchase of businesses, net of cash acquired	(25,198)	—

Net cash used in investing activities	(31,638)	(4,303)

Cash flows from financing activities
Repayment of debt	(1,250)	(1,565)
Issuance of debt	—	1,831
Repurchase of common stock	—	(2,478)
Issuance of common stock	3,796	8,997
Transfers to Varian Medical Systems, Inc.	(406)	(326)

Net cash provided by financing activities	2,140	6,459

Effects of exchange rate changes on cash and cash equivalents	9,218	4,531

Net increase in cash and cash equivalents	4,558	22,417
Cash and cash equivalents at beginning of period	184,982	135,791

Cash and cash equivalents at end of period	$189,540	$158,208

Supplemental cash flow information
Income taxes paid, net of refunds received	$4,066	$4,595

Interest paid	$560	$597

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Unaudited Interim Condensed Consolidated Financial Statements

These unaudited interim condensed consolidated financial statements of Varian, Inc. and its subsidiary companies (collectively, the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The October 1, 2004 balance sheet data was derived from audited financial statements, but does not include all disclosures required in audited financial statements by GAAP. These unaudited interim condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 1, 2004 filed with the SEC. In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. The results of operations for the fiscal quarter ended December 31, 2004 are not necessarily indicative of the results to be expected for a full year or for any other periods.

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

Note 2.    Description of Business and Basis of Presentation

The Company is a major supplier of scientific instruments and consumable laboratory supplies, vacuum products and services, and contract electronics manufacturing services. These businesses primarily serve life science, industrial, academic, and research customers. Until April 2, 1999, the business of the Company was operated as the Instruments Business of Varian Associates, Inc. (“VAI”). On that date, VAI distributed to the holders of its common stock one share of common stock of the Company and one share of common stock of Varian Semiconductor Equipment Associates, Inc. (“VSEA”), which was formerly operated as the Semiconductor Equipment business of VAI, for each share of VAI (the “Distribution”). At the same time, VAI retained its Health Care Systems business and changed its name to Varian Medical Systems, Inc. (“VMS”). Transfers made to VMS pursuant to the terms of the Distribution are reflected as financing activities in the Unaudited Condensed Consolidated Statement of Cash Flows.

Note 3.    Summary of Significant Accounting Policies

Fiscal Periods. The Company’s fiscal years reported are the 52- or 53-week periods ending on the Friday nearest September 30. Fiscal year 2005 will comprise the 52-week period ending September 30, 2005, and fiscal year 2004 was comprised of the 52-week period ended October 1, 2004. The fiscal quarters ended December 31, 2004 and January 2, 2004 each comprised 13 weeks, respectively.

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

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

If the Company had elected to recognize compensation cost based on the fair value of options granted under its Omnibus Stock Plan and shares issued under its Employee Stock Purchase Plan (“ESPP”) as prescribed by SFAS 123, net earnings and net earnings per share would have been reduced to the pro forma amounts shown below:

	Fiscal Quarter Ended
	December 31, 2004	January 2, 2004
(in thousands, except per share amounts)
Net earnings:
As reported	$14,938	$13,589
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(1,230)	(1,618)

Pro forma	$13,708	$11,971

Net earnings per share:
Basic – as reported	$0.43	$0.39

Basic – pro forma	$0.39	$0.35

Diluted – as reported	$0.42	$0.38

Diluted – pro forma	$0.38	$0.34

Comprehensive Income. A summary of the components of the Company’s comprehensive income follows:

	Fiscal Quarter Ended
	December 31, 2004	January 2, 2004
(in thousands)
Net earnings	$14,938	$13,589
Other comprehensive income:
Currency translation adjustment	20,317	11,593
Minimum pension liability adjustment, net of tax of $478	1,116	—

Total other comprehensive income	21,433	11,593

Total comprehensive income	$36,371	$25,182

Note 4.    Balance Sheet Detail

	December 31, 2004	October 1, 2004
(In thousands)
Inventories
Raw materials and parts	$75,382	$70,660
Work in process	29,112	12,076
Finished goods	60,996	52,608

	$165,490	$135,344

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

From time to time, the Company also enters into foreign exchange forward contracts to minimize the impact of foreign currency fluctuations on forecasted transactions. These contracts are designated as cash flow hedges under SFAS 133. At December 31, 2004, there were no outstanding foreign exchange forward contracts designated as cash flow hedges of forecasted transactions.

The Company’s foreign exchange forward contracts generally range from one to 12 months in original maturity. A summary of all foreign exchange forward contracts that were outstanding as of December 31, 2004 follows:

	Notional Value Sold	Notional Value Purchased
(in thousands)
Euro	$—	$54,265
Australian dollar	—	11,800
Japanese yen	4,216	—
British pound	220	—
Danish krona	1,178	—
Canadian dollar	5,730	—
Swedish krona	717	—

	$12,061	$66,065

Note 6.    Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for each of the Company’s reporting segments in the first quarter of fiscal year 2005 were as follows:

	Scientific Instruments	Vacuum Technologies	Electronics Manufacturing	Total Company
(in thousands)
Balance as of October 1, 2004	$128,373	$966	$2,102	$131,441
Fiscal year 2005 acquisition (Note 15)	15,984	—	—	15,984
Foreign currency impacts and other adjustments	523	—	—	523

Balance as of December 31, 2004	$144,880	$966	$2,102	$147,948

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following intangible assets have been recorded and are being amortized by the Company:

	December 31, 2004
	Gross	Accumulated Amortization	Net
(in thousands)
Intangible assets
Existing technology	$10,172	$(3,344)	$6,828
Patents and core technology	18,547	(1,571)	16,976
Trade names and trademarks	2,176	(721)	1,455
Customer lists	9,305	(2,313)	6,992
Other	2,653	(1,412)	1,241

	$42,853	$(9,361)	$33,492

	October 1, 2004
	Gross	Accumulated Amortization	Net
(in thousands)
Intangible assets
Existing technology	$10,172	$(2,988)	$7,184
Patents and core technology	6,777	(1,066)	5,711
Trade names and trademarks	2,176	(654)	1,522
Customer lists	7,505	(1,806)	5,699
Other	2,445	(1,282)	1,163

	$29,075	$(7,796)	$21,279

Amortization expense relating to intangible assets was $1.5 million and $0.7 million during the fiscal quarters ended December 31, 2004 and January 2, 2004, respectively. At December 31, 2004, estimated amortization expense for the remainder of fiscal 2005 and for each of the five succeeding fiscal years and thereafter follows:

Estimated Amortization Expense
(in thousands)
Nine months ending September 30, 2005	$4,949
Fiscal year 2006	6,319
Fiscal year 2007	5,719
Fiscal year 2008	4,896
Fiscal year 2009	4,100
Fiscal year 2010	3,776
Thereafter	3,733

Total	$33,492

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7.    Restructuring Activities

Fiscal Year 2005 Plan. During the first quarter of fiscal year 2005, the Company undertook certain restructuring actions to rationalize its Scientific Instruments field support administration in the United Kingdom following the completion of the Company’s acquisition of Magnex Scientific Limited (“Magnex”). These actions were undertaken to achieve operational efficiencies and eliminate redundant costs resulting from the acquisition which involved the termination of approximately 20 employees, the consolidation of certain field support administrative functions currently located in the Company’s Walton, U.K. location to Magnex’s location in Oxford, U.K., and the closure of the Walton facility. Restructuring and other-related costs relating to this plan are expected to be recorded and included in general and administrative expenses.

The following table sets forth changes in the Company’s liability relating to the foregoing restructuring plan during the first quarter of fiscal year 2005:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at October 1, 2004	$—	$—	$—
Charges to expense	270	—	270

Balance at December 31, 2004	$270	$—	$270

In addition to the foregoing restructuring costs, the Company incurred approximately $0.1 million in other costs relating directly to the consolidation of certain field support administrative functions from the Company’s Walton location to Magnex’s location in Oxford during the first quarter of fiscal year 2005. This amount was comprised of non-cash charges for accelerated depreciation of assets to be disposed of upon the closure of the Walton facility and employee retention costs which will be settled in cash.

Fiscal Year 2004 Plans. During fiscal year 2004, the Company undertook certain restructuring actions to reorganize the management structure in its Scientific Instruments factories in Australia and the Netherlands. These actions were undertaken to narrow the strategic and operational focus of these factories and involved the termination of three employees. These actions were initiated in the fourth quarter of fiscal year 2004. All severance and other employee-related costs relating to this restructuring plan were initially recorded and included in general and administrative expenses in the fourth quarter of fiscal year 2004. This restructuring plan did not involve any non-cash components.

The following table sets forth changes in the Company’s liability relating to the foregoing restructuring plan during the first quarter of fiscal year 2005:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at October 1, 2004	$665	$—	$665
Charges to expense	335	—	335
Cash payments	(23)	—	(23)
Foreign currency impacts and other adjustments	21	—	21

Balance at December 31, 2004	$998	$—	$998

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Also during fiscal year 2004, the Company committed to a separate plan to reorganize the Scientific Instruments and corporate marketing organizations and to consolidate certain Scientific Instruments administrative functions in North America. This plan, which involved the termination of approximately 20 employees, was undertaken to more closely align the strategic and operational focus of these organizations across different product lines and to improve efficiency and reduce operating costs. These actions were initiated in the fourth quarter of fiscal year 2004 and are expected to be completed by the end of the second quarter of fiscal year 2005. All severance and other employee-related costs relating to this restructuring plan were initially recorded and included in general and administrative expenses. This restructuring plan did not involve any non-cash components.

The following table sets forth changes in the Company’s liability relating to the foregoing restructuring plan during the first quarter of fiscal year 2005:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at October 1, 2004	$859	$—	$859
Reversals of expense, net	(11)	—	(11)
Cash payments	(224)	—	(224)

Balance at December 31, 2004	$624	$—	$624

Fiscal Year 2003 Plan. During fiscal year 2003, the Company undertook certain restructuring actions to improve efficiency and more closely align employee skill sets and other resources with the Company’s evolving product mix as a result of the Company’s continued emphasis on nuclear magnetic resonance (“NMR”), mass spectroscopy, and consumable products, with a bias toward life science applications. In addition, actions were undertaken to create a more efficient consumable products operation. These actions primarily impacted the Scientific Instruments segment and involved the termination of approximately 160 employees (principally in sales and marketing, administration, service, and manufacturing functions), the closure of three sales offices, and the consolidation of three consumable products factories into one in Southern California. Substantially all of these activities were completed during fiscal year 2003 except for the termination of approximately 20 employees, which took place in the second and third quarters of fiscal year 2004, and the Southern California facility consolidation, which was initiated in the third quarter of fiscal year 2003 and was substantially completed in the first quarter of fiscal year 2005. Costs relating to restructuring activities recorded under this plan through the first quarter of fiscal year 2005 were included in general and administrative expenses.

The following table sets forth changes in the Company’s liability relating to the foregoing restructuring activities during the first quarter of fiscal year 2005:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at October 1, 2004	$149	$830	$979
Charges to expense, net	—	402	402
Cash payments	(63)	(296)	(359)
Foreign currency impacts and other adjustments	1	16	17

Balance at December 31, 2004	$87	$952	$1,039

The non-cash portion of restructuring costs recorded by the Company in connection with these restructuring actions was not significant, either in the aggregate or for any single period.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition to the foregoing restructuring costs, the Company incurred approximately $0.1 million in other costs relating directly to the Southern California facility consolidation during the first quarter of fiscal year 2005. These costs primarily related to non-cash charges for accelerated depreciation of assets to be disposed of upon the closure of the facilities.

Note 8.    Net Earnings Per Share

Basic earnings per share are calculated based on net earnings and the weighted-average number of shares of common stock outstanding during the reported period. Diluted earnings per share include dilution from potential shares of common stock issuable pursuant to the exercise of outstanding stock options determined using the treasury stock method.

For the fiscal quarters ended December 31, 2004 and January 2, 2004, options to purchase approximately 618,000 and 73,000 shares, respectively, were excluded from the calculation of diluted earnings per share as their effect was anti-dilutive.

A reconciliation of weighted-average basic shares outstanding to weighted-average diluted shares outstanding follows:

	Fiscal Quarter Ended
	December 31, 2004	January 2, 2004
(in thousands)
Weighted-average basic shares outstanding	34,965	34,440
Net effect of dilutive stock options	739	1,218

Weighted-average diluted shares outstanding	35,704	35,658

Note 9.    Debt and Credit Facilities

Credit Facilities. During fiscal year 2003, the Company established a short-term bank credit facility in Japan in the amount of 300 million yen (approximately $2.9 million at December 31, 2004). The credit facility is available to the Company’s wholly owned Japanese subsidiary for working capital purposes. As of December 31, 2004, no amounts were outstanding under this credit facility and 300 million yen (approximately $2.9 million) was available for future borrowing. This credit facility contains certain covenants that limit future borrowings from this facility, with which the Company was in compliance at December 31, 2004.

In addition to these bank credit facilities, as of December 31, 2004, the Company and its subsidiaries had a total of $87.4 million in other uncommitted and unsecured credit facilities for working capital purposes with interest rates to be established at the time of borrowing. No borrowings were outstanding under these credit facilities as of December 31, 2004. All of these credit facilities contain certain customary conditions and events of default, with which the Company was in compliance at December 31, 2004. Of the $87.4 million in uncommitted and unsecured credit facilities, a total of $52.9 million was limited for use by, or in favor of, certain subsidiaries at December 31, 2004, and a total of $15.4 million of this $52.9 million was being utilized in the form of bank guarantees or short-term standby letters of credit. These guarantees and letters of credit related primarily to advance payments or deposits made to the Company’s subsidiaries by customers for which separate liabilities were recorded in the unaudited condensed consolidated financial statements at December 31, 2004. No amounts had been drawn by beneficiaries under these or any other outstanding guarantees or letters of credit as of that date.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-term Debt. As of December 31, 2004, the Company had $31.2 million in term loans outstanding compared to $32.5 million at October 1, 2004. As of both December 31, 2004 and October 1, 2004, fixed interest rates on the term loans ranged from 6.7% to 7.2%. The weighted-average interest rate on the term loans was 6.8% at both December 31, 2004 and October 1, 2004. The term loans contain certain covenants that limit future borrowings and the payment of cash dividends and require the maintenance of certain levels of working capital and operating results. The Company was in compliance with all restrictive covenants of the term loan agreements at December 31, 2004. The Company also had other long-term notes payable of $4.5 million as of December 31, 2004 with a weighted-average interest rate of 0.0% and $4.2 million as of October 1, 2004 with a weighted-average interest rate of 0.0%.

The following table summarizes future principal payments on borrowings under long-term debt outstanding as of December 31, 2004:

	Nine Months Ending Sept. 30, 2005	Fiscal Years
		2006	2007	2008	2009	2010	Thereafter	Total
(in thousands)
Long-term debt (including current portion)	$5,709	$2,500	$2,500	$6,250	$—	$6,250	$12,500	$35,709

Note 10.    Warranty and Indemnification Obligations

Product Warranties. The Company’s products are generally subject to warranties. Liabilities for the estimated future costs of repair or replacement are established and charged to cost of sales at the time the related sale is recognized. The amount of liability to be recorded is based on management’s best estimates of future warranty costs after considering historical and projected product failure rates and product repair costs. Changes in the Company’s estimated liability for product warranty during the fiscal quarters ended December 31, 2004 and January 2, 2004 follow:

	Fiscal Quarter Ended
	December 31, 2004	January 2, 2004
(in thousands)
Beginning balance	$10,475	$10,261
Charges to costs and expenses	2,496	1,373
Warranty expenditures	(1,865)	(1,290)
Acquired warranty liabilities (Note 15)	1,742	—

Ending balance	$12,848	$10,344

Indemnification Obligations. FASB Interpretation No. (“FIN”) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, requires a guarantor to recognize a liability for and/or disclose obligations it has undertaken in relation to the issuance of the guarantee. Under this guidance, arrangements involving indemnification clauses are subject to the disclosure requirements of FIN 45 only.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company is subject to certain indemnification obligations to VMS (formerly VAI) and VSEA in connection with the Instruments business as conducted by VAI prior to the Distribution. These indemnification obligations cover a variety of aspects of the Company’s business, including, but not limited to, employee, tax, intellectual property, litigation, and environmental matters. The agreements containing these indemnification obligations are disclosed as exhibits to the Company’s Annual Report on Form 10-K. The estimated fair value of these indemnification obligations is not considered to be material.

The Company’s By-Laws require it to indemnify its officers and directors, as well as those who act as directors and officers of other entities at the request of the Company, against expenses, judgments, fines, settlements, and other amounts actually and reasonably incurred in connection with any proceedings arising out of their services to the Company. In addition, the Company has entered into separate indemnity agreements with each director and officer that provide for indemnification of these directors and officers under certain circumstances. The form of these indemnity agreements is disclosed as an exhibit to the Company’s Annual Report on Form 10-K. The indemnification obligations are more fully described in the By-Laws and the indemnification agreements. The Company purchases insurance to cover claims or a portion of any claims made against its directors and officers. Since a maximum obligation is not explicitly stated in the Company’s By-Laws or these indemnity agreements and will depend on the facts and circumstances that arise out of any future claims, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not made payments related to these indemnification obligations, and the estimated fair value of these indemnification obligations is not considered to be material.

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

Note 11.    Common Stock

Stock-Based Compensation. In November 2004, the Company granted 24,850 shares of unvested common stock to its executive officers under the Company’s Omnibus Stock Plan. These shares, which were issued upon grant, remain restricted for three years from the grant date and will vest only if the employee is still actively employed by the Company on the vesting date. An aggregate of approximately $0.9 million, representing the fair market value of the unvested shares on the date of the grant, was recorded as deferred compensation (included as a component of stockholders’ equity) and is being recognized by the Company as stock-based compensation expense ratably over the three-year vesting period. During the fiscal quarter ended December 31, 2004, the Company recognized approximately $40,000 in stock-based compensation expense relating to these unvested stock grants.

Stock Repurchase Program. During fiscal year 2004, the Company’s Board of Directors authorized the Company to repurchase up to 1,000,000 shares of its common stock until September 30, 2007. During the fiscal quarter ended December 31, 2004, there were no shares repurchased under this authorization. As of December 31, 2004, the Company had remaining authorization for future repurchases of approximately 808,000 shares.

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

For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further environmental-related activities or to estimate the future costs of such activities if undertaken. As of December 31, 2004, it was nonetheless estimated that the Company’s share of the future exposure for environmental-related costs for these sites and facilities ranged in the aggregate from $1.3 million to $2.6 million (without discounting to present value). The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 13 years as of December 31, 2004. No amount in the foregoing range of estimated future costs is believed to be more probable of being incurred than any other amount in such range, and the Company therefore had an accrual of $1.3 million as of December 31, 2004.

As to certain sites and facilities, sufficient knowledge has been gained to be able to better estimate the scope and certain costs of future environmental-related activities. As of December 31, 2004, it was estimated that the Company’s share of the future exposure for these environmental-related costs for these sites and facilities ranged in the aggregate from $4.7 million to $15.8 million (without discounting to present value). The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 30 years as of December 31, 2004. As to each of these sites and facilities, it was determined that a particular amount within the range of certain estimated costs was a better estimate of the future environmental-related cost than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. Together, the undiscounted amounts for these sites totaled $6.8 million at December 31, 2004. The Company therefore had an accrual of $4.6 million as of December 31, 2004, which represents the best estimate of its share of these future environmental-related costs discounted at 4%, net of inflation. This accrual is in addition to the $1.3 million described in the preceding paragraph.

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

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

An insurance company has agreed to pay a portion of certain of VAI’s (now VMS’) future environmental-related costs for which the Company has an indemnification obligation, and the Company therefore has a short-term receivable of $0.1 million in accounts receivable and a $1.1 million receivable (discounted at 4%, net of inflation) in other assets as of December 31, 2004 for the Company’s share of such recovery. The Company has not reduced any environmental-related liability in anticipation of recoveries from third parties.

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

Note 13.    Defined Benefit Retirement Plans

Net Periodic Pension Cost. The components of net periodic pension cost relating to the Company’s defined benefit retirement plans follow:

	Fiscal Quarter Ended
	December 31, 2004	January 2, 2004
(in thousands)
Service cost, net of plan participant contributions	$289	$724
Interest cost	810	750
Expected return on plan assets	(806)	(712)
Amortization of prior service cost and actuarial gains and losses	50	157
Settlement loss	1,477	—

Net periodic pension cost	$1,820	$919

Defined Benefit Pension Plan Settlement. During the first quarter of fiscal year 2005, the Company settled a defined benefit pension plan in Australia, which resulted in a settlement loss of approximately $1.5 million. This loss offset a net curtailment gain of approximately $1.2 million recorded relating to this pension plan in the third and fourth quarters of fiscal year 2004.

Employer Contributions. During the first quarter of fiscal year 2005, the Company made contributions totaling $0.2 million to its defined benefit pension plans. The Company currently anticipates contributing an additional $0.7 million to these plans in fiscal year 2005.

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

	Sales		Pretax Earnings
	Fiscal Quarter Ended		Fiscal Quarter Ended
	December 31, 2004	January 2, 2004	December 31, 2004	January 2, 2004
(in millions)
Scientific Instruments	$156.0	$134.1	$11.2	$12.7
Vacuum Technologies	35.0	31.3	6.2	4.8
Electronics Manufacturing	44.9	47.1	4.6	5.1

Total industry segments	235.9	212.5	22.0	22.6
General corporate	—	—	(3.6)	(1.6)
Interest income	—	—	0.9	0.5
Interest expense	—	—	(0.6)	(0.6)

Total	$235.9	$212.5	$18.7	$20.9

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15.    Acquisitions

Magnex Scientific Limited. In November 2004, the Company acquired Magnex for approximately $32.3 million in cash and assumed net debt, subject to certain net asset adjustments. The transaction also includes an opportunity for additional purchase price payments of up to $6.0 million over a three-year period, depending on the performance of the Magnex business relative to certain financial targets. Magnex designs, develops, manufactures, sells, and services superconducting magnets for human and other magnetic resonance (“MR”) imaging, NMR, and Fourier Transform mass spectroscopy, and gradients for MR microscopy. These magnets are used in the Company’s NMR and MR imaging systems, and are also sold to original equipment manufacturers and end-users. The Magnex business became part of the Company’s Scientific Instruments segment.

The Company allocated the purchase price paid for this acquisition to the estimated fair value of assets acquired and liabilities assumed as follows:

Amount Allocated
(in millions)
Accounts receivable, net	$6.0
Inventories	23.5
Other current assets	1.7
Property, plant, and equipment	3.1
Goodwill	16.0
Identified intangible assets	12.6

Total assets acquired	62.9
Liabilities assumed	(31.3)

Net assets acquired	31.6
Purchased in-process research and development	0.7

Total consideration	$32.3

The amounts allocated to identified intangible assets are based upon a preliminary analysis which utilized the income approach, the royalty savings approach, and the cost approach to determine the fair value of significant identified intangible assets acquired in the transaction. The identified intangible assets are being amortized using the straight-line method over their respective estimated useful lives (weighted average of 6.0 years). The amount allocated to in-process research and development (which was immediately expensed) related to MR imaging products that were in the research and development stage at the time of the acquisition. Risk-adjusted discount rates ranging from 15.0% to 18.0% were applied to cash flow projections to determine the present value of the different intangible assets including the in-process research and development.

The Magnex acquisition was accounted for using the purchase method of accounting. Accordingly, the unaudited condensed consolidated statement of earnings for the fiscal quarter ended December 31, 2004 includes the results of operations of Magnex since the effective date of its purchase. Significant purchase accounting adjustments were made to conform Magnex’s revenue recognition policy with the Company’s policy under U.S. GAAP (these adjustments are reflected in purchase price allocation set forth above). Pro forma sales, earnings from operations, net earnings, and net earnings per share have not been presented because the effect of this acquisition was not material.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The purchase price allocation for Magnex is preliminary pending finalization of the intangible asset valuation, which is expected during the fiscal quarter ending April 1, 2005. Upon completion of this matter, any necessary adjustments will be made to the preliminary purchase price allocation and will result in corresponding adjustments to goodwill.

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

As a result of the completion of the final intangible asset valuation and certain other tasks completed during the first quarter of fiscal year 2005, certain adjustments were made to the initial purchase price allocation to reflect the Company’s final determination of the fair value of significant intangible assets acquired and to adjust certain other assets and liabilities. These adjustments, which primarily impacted inventories, identified intangible assets and liabilities assumed had no impact on net assets acquired. After reflecting these adjustments, the allocation of the purchase price paid for this acquisition is now as follows:

Amount Allocated
(in millions)
Accounts receivable, net	$4.2
Inventories	3.1
Other current assets	0.1
Property, plant, and equipment	0.1
Goodwill	3.7
Identified intangible assets	6.3

Total assets acquired	17.5
Liabilities assumed	(3.6)

Net assets acquired	13.9
Purchased in-process research and development	0.1

Total consideration	$14.0

Finalization of the Digilab Business closing balance sheet, which is required for purposes of determining whether any net asset adjustments are necessary, has not yet been completed. This is expected to take place during the fiscal quarter ending April 1, 2005. Upon completion of this matter, any necessary adjustments will be made to the preliminary purchase price allocation and will result in corresponding adjustments to goodwill.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the Magnex and Digilab Business acquisitions, the Company has accrued but not yet paid a portion of the purchase price amounts that have been retained pending the final determination of the closing balance sheet and/or to secure the sellers’ indemnification obligations. As of December 31, 2004, retained amounts for the Magnex acquisition included $1.0 million relating to the closing balance sheet (which was paid during the second quarter of fiscal year 2005) and $6.0 million relating to the sellers’ indemnification obligations, which is due to be paid (or received in the form of notes payable by the Company at the payees’ election) in two equal installments on the first and second anniversaries of the closing of that acquisition (net of any indemnification claims). The retained amount for the Digilab Business acquisition, which is due to be paid during fiscal year 2005 (net of any indemnification claims), totaled approximately $2.1 million at December 31, 2004. In addition to these retained payments, the Company is, from time to time, obligated to pay additional cash purchase price amounts in the event that certain financial or operational milestones are met by the acquired businesses. As of December 31, 2004, up to a maximum of approximately $25.5 million could be payable through fiscal year 2007 under these contingent consideration arrangements. Of this maximum amount, a total of $10.0 million relates to the Digilab Business acquisition and can be earned if acquired product lines reach specific financial performance targets through fiscal year 2005, and $6.0 million relates to the Magnex acquisition and can be earned over a three-year period, depending on the performance of the Magnex business relative to certain financial targets. The balance of approximately $9.5 million relates to the acquisition of Bear Instruments, Inc. in fiscal year 2001 and can be earned if acquired product lines reach specific financial performance targets through fiscal year 2006. Any contingent payments made will be recorded as additional goodwill at the time they are earned.

Note 16.    Income Taxes

During the first quarter of fiscal year 2005, the Company recorded a discrete, one-time reduction in income tax expense of approximately $3.0 million as a result of a change in the treatment of foreign tax credits under new U.S. law enacted during the quarter. This reduction was partially offset by approximately $0.2 million increase in tax expense relating to a non-deductible purchased in-process research and development charge recorded during the same period.

Note 17.    Recent Accounting Pronouncements

In December 2003, the FASB issued a proposed amendment to SFAS 128, Earnings per Share, to make it consistent with International Accounting Standard 33, Earnings per Share, so as to make earnings per share computations comparable on a global basis. As currently drafted, the amendment would require companies to use the year-to-date average stock price to compute the number of treasury shares that could theoretically be purchased with the proceeds from exercise of share contracts such as options or warrants. The current method of calculating earnings per share requires companies to calculate an average of the potential incremental common shares computed for each quarter when computing year-to-date incremental shares. The proposed amendment would also change other aspects of SFAS 128 that would not impact the Company’s earnings per share calculations. The amended standard is expected to be issued in 2005 and when issued, the provisions of the final standard will be effective in 2005 and will require retrospective application for all prior periods presented. Should the proposed statement be finalized in its current form (including the proposed effective date), its adoption is not expected to have a material impact on the Company’s financial condition or results of operations.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95, which addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of that company or liabilities that are based on the fair value of that company’s equity instruments, or that may be settled by the issuance of such equity instruments. The standard eliminates the Companies’ ability to account for share-based compensation transactions using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and requires that such transactions be accounted for using a fair value-based method and recognized as expense in the Consolidated Statement of Earnings. Under SFAS 123, the Company is required to determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The Company currently uses the Black-Scholes option-pricing model to value options for financial statement disclosure purposes. The use of a different model to value options may result in a different fair value than the use of the Black-Scholes option-pricing model. In addition, the adoption of SFAS 123 will require additional accounting related to the tax benefit on employee stock options and for stock issued under the Company’s employee stock purchase plan. The Company is required to adopt SFAS 123 in the fourth quarter of fiscal year 2005. The Company is evaluating the requirements of SFAS 123 and expects its adoption could have a material impact on the Company’s results of operations.

In November 2004, the FASB issued SFAS 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect the adoption of SFAS 151 to have a material impact on its financial condition or results of operations.

In December 2004, the FASB issued FASB Staff Position No. (“FSP”) 109-1, Application of FASB 109, Accounting for Incomes Taxes, to the Tax Deduction on Qualified Production Activities provided by the American Jobs Creation Act of 2004 (the “Act”). The Act, which became law in October 2004, provides for a special tax deduction on qualified domestic production activities income that is defined by the Act. The FASB has decided that these amounts should be recorded as a special deduction, and recorded in the year earned. The Company has not yet determined the impact that the adoption of FSP 109-1 will have on its financial condition or results of operations.

Note 18.    Subsequent Events

Agreement to Sell Electronics Manufacturing Business. On February 4, 2005, the Company and Jabil Circuit, Inc. (“Jabil”) entered into an Asset Purchase Agreement (the “Purchase Agreement”) providing for the sale of substantially all of the assets of the Company’s Electronics Manufacturing segment (the “Electronics Manufacturing Business”) to Jabil. Under the terms of the Purchase Agreement, Jabil will pay to the Company $195 million in cash (subject to a working capital adjustment) and assume certain liabilities and obligations of the Electronics Manufacturing Business at the closing of the transactions contemplated by the Purchase Agreement (the “Closing”). In addition, effective as of the Closing, the Company and Jabil will enter into a four-year Supply Agreement pursuant to which Jabil will continue to supply certain products to the Company that are currently manufactured by the Electronics Manufacturing Business for the Company and its affiliates. Completion of the Purchase Agreement and Closing are subject to customary closing conditions, including expiration of the applicable waiting period under the Hart-Scott-Rodino Act, which is expected to occur within 30 days.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For purposes of these unaudited condensed consolidated financial statements, the Electronics Manufacturing Business has been classified and treated as held and used under SFAS 144, Accounting for the Disposal or Impairment of Long-Lived Assets. However, the Company expects to reclassify the Electronics Manufacturing Business as discontinued operations under SFAS 144 for disclosure purposes in future periods. As of December 31, 2004, the carrying amounts of major classes of assets and liabilities included in these unaudited condensed consolidated financial statements relating to the Electronics Manufacturing Business were as follows:

Carrying Amount
(in millions)
Assets
Accounts receivable	$30.5
Inventories	37.8
Other current assets	0.5

Total current assets	68.8
Property, plant, and equipment	22.9
Goodwill	2.1

Total assets	$93.8

Liabilities
Accounts payable	$16.6
Accrued liabilities	2.1

Total current liabilities	18.7
Long-term liabilities	—

Total liabilities	$18.7

Stock Repurchase Program. On February 4, 2005, the Company’s Board of Directors conditionally approved a new authorization under which the Company may repurchase up to $145 million of its common stock. That repurchase authorization is contingent upon the closing of the sale of the Electronics Manufacturing Business, and is effective until September 30, 2006. If that condition is satisfied, this new repurchase authorization will replace the prior repurchase authorization approved in May 2004 (purchases under which will not count toward the $145 million authorized under the new repurchase program).

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution Regarding Forward-Looking Statements

Throughout this Report, and particularly in this Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations, there are forward-looking statements that are based upon our current expectations, estimates, and projections, and that reflect our beliefs and assumptions based upon information available to us at the date of this Report. In some cases, you can identify these statements by words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” and other similar terms. These forward-looking statements include those relating to the timing and amount of anticipated restructuring costs and related costs savings, our current expectations relating to our effective income tax rate, anticipated capital expenditures and anticipated Sarbanes-Oxley Act Section 404 compliance costs.

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

Other risks and uncertainties that could cause actual results to differ materially from those in our forward-looking statements include, but are not limited to, the following: whether we will succeed in new product development, release, commercialization, performance, and acceptance; whether we can achieve continued growth in sales in life science applications; risks arising from the timing of shipments, installations, and the recognition of revenues on leading-edge nuclear magnetic resonance (“NMR”) and magnetic resonance (“MR”) imaging systems and superconducting magnets; whether we can increase margins on newer leading-edge NMR and MR imaging systems and superconducting magnets; the impact of shifting product mix on profit margins in the Scientific Instruments segment; whether we will see continued strong demand for vacuum products and increased demand for electronics manufacturing services; competitive products and pricing; economic conditions in our product and geographic markets; whether we will see continued and timely delivery of key raw materials and components by suppliers; foreign currency fluctuations that could adversely impact revenue growth and earnings; whether we will see sustained or improved market investment in capital equipment; whether we will see reduced demand from customers that operate in cyclical industries; the impact of any delay or reduction in government funding for research; our ability to successfully integrate acquisitions; the actual cost of anticipated restructuring activities and their timing and impact on future costs; our ability to improve efficiency; the timing and amount of discrete income tax events; whether the actual cost of complying with the requirements of Section 404 of the Sarbanes-Oxley Act will exceed our current estimates; and other risks detailed from time to time in our filings with the Securities and Exchange Commission. We disclaim any intent or obligation to update publicly any forward-looking statements, whether in response to new information, future events, or otherwise.

Results of Operations

First Quarter of Fiscal Year 2005 Compared to First Quarter of Fiscal Year 2004

Segment Results

Our operations are grouped into three reportable business segments: Scientific Instruments, Vacuum Technologies, and Electronics Manufacturing. The following table presents comparisons of our sales and operating earnings for each of our segments and in total for the first quarters of fiscal years 2005 and 2004:

	Fiscal Quarter Ended				Increase (Decrease)
	December 31, 2004		January 2, 2004
	$	% of Sales	$	% of Sales	$	%
(dollars in millions)
Sales by Segment:
Scientific Instruments	$156.0		$134.1		$21.9	16.3%
Vacuum Technologies	35.0		31.3		3.7	11.8
Electronics Manufacturing	44.9		47.1		(2.2)	(4.6)

Total company	$235.9		$212.5		$23.4	11.0%

Operating Earnings by Segment:
Scientific Instruments	$11.2	7.2%	$12.7	9.5%	$(1.5)	(11.8)%
Vacuum Technologies	6.2	17.6	4.8	15.4	1.4	27.4
Electronics Manufacturing	4.6	10.2	5.1	10.8	(0.5)	(9.8)

Total segments	22.0	9.3	22.6	10.7	(0.6)	(2.7)
General corporate	(3.6)	(1.5)	(1.6)	(0.8)	2.0	114.0

Total company	$18.4	7.8%	$21.0	9.9%	$(2.6)	(12.4)%

Scientific Instruments. The increase in Scientific Instruments sales was primarily attributable to higher volume, particularly in Europe. Increased customer demand for our information rich detection products, particularly NMR and spectroscopy products, as well as those obtained through the acquisitions of Magnex Scientific Limited (“Magnex”) in November 2004 and of a product line from Digilab LLC (the “Digilab Business”) in September 2004, drove higher sales volume in both life science and industrial applications.

Scientific Instruments operating earnings for the first quarters of fiscal years 2005 and 2004 reflect pretax restructuring and other related costs of $1.2 million and $0.2 million, respectively (see Restructuring Activities below), and acquisition-related intangible amortization of $1.5 million and $0.7 million, respectively. In addition, operating earnings for the first quarter of fiscal year 2005 include the impact of an in-process research and development charge of $0.7 million as well as amortization of $1.6 million related to inventory written up in connection with the acquisitions of Magnex and the Digilab Business. Excluding the impact of these items, the increase in operating earnings as a percentage of sales resulted primarily from a favorable shift in overall product mix and efficiency improvements. The increase from these positive factors was partially offset by the adverse impact of higher sales of lower margin high-field NMR and MR imaging systems due in part to the Magnex acquisition and transition costs relating to the Magnex and Digilab Business acquisitions on operating profit margins.

Vacuum Technologies. The increase in Vacuum Technologies sales resulted primarily from an increase in the volume of products sold, particularly those serving life science applications. The increase in Vacuum Technologies operating earnings as a percentage of sales was primarily attributable to the positive impact of sales volume leverage and cost reduction initiatives on manufacturing costs and operating expenses and a shift in product mix toward higher-margin products.

Electronics Manufacturing. The decrease in Electronics Manufacturing sales was due to inventory adjustments made by a large customer during the first quarter of fiscal year 2005. Excluding the impact of this customer’s inventory adjustments, sales increased primarily as a result of higher volume from industrial customers. The decrease in Electronics Manufacturing operating earnings as a percentage of sales was primarily due to higher start-up costs relating to new business from both existing and new customers and a shift in product mix toward some lower-margin industrial equipment products.

Consolidated Results

The following table presents comparisons of our sales and other selected consolidated financial results for the first quarter of fiscal years 2005 and 2004:

	Fiscal Quarter Ended				Increase (Decrease)
	December 31, 2004		January 2, 2004
	$	% of Sales	$	% of Sales	$	%
(dollars in millions, except per share data)
Sales	$235.9	100.0%	$212.5	100.0%	$23.4	11.0%

Gross profit	$87.8	37.2	$79.8	37.5	$8.0	10.1

Operating expenses:
Sales and marketing	39.9	16.9	37.2	17.5	2.7	7.3
Research and development	12.8	5.4	11.1	5.2	1.7	15.1
General and administrative	16.0	6.8	10.5	4.9	5.5	52.8
Purchased in-process research and development	0.7	0.3	—	—	0.7	100

Total operating expenses	69.4	29.4	58.8	27.6	10.6	18.1

Operating earnings	18.4	7.8	21.0	9.9	(2.6)	(12.4)
Interest income	0.9	0.3	0.5	0.2	0.4	69.7
Interest expense	(0.6)	(0.2)	(0.6)	(0.3)	—	—
Income tax expense	(3.8)	(1.6)	(7.3)	(3.4)	(3.5)	(48.0)

Net earnings	$14.9	6.3%	$13.6	6.4%	$1.3	9.9%

Net earnings per diluted share	$0.42		$0.38		$0.04

Sales. As shown above, sales by the Scientific Instruments, Vacuum Technologies, and Electronics Manufacturing segments increased (decreased) by 16.3%, 11.8%, and (4.6%), respectively, compared to the prior-year quarter. The overall improvement in sales was primarily attributable to continued acceptance of our newer products for both life science and industrial applications, including those obtained through the Magnex and Digilab Business acquisitions.

Geographically, sales in North America of $121.6 million, Europe of $77.3 million, and the rest of the world of $37.0 million in the first quarter of fiscal year 2005 represented increases of 1.3%, 29.1%, and 13.4%, respectively, compared to the first quarter of fiscal year 2004. Sales by all three segments increased across all major geographic regions that they served except for sales by the Vacuum Technologies and Electronics Manufacturing segments into North America, which were flat and slightly lower, respectively. The decrease in Electronics Manufacturing sales in North America in the first quarter of fiscal year 2005 was due to a large customer’s inventory adjustments in that period. These factors were more than offset by higher sales in North America by the Scientific Instruments segment. The increase in Europe was driven by increased Scientific Instruments and Vacuum Technologies sales volume; in part, this reflects the currency effect of the stronger Euro in the first quarter of fiscal year 2005.

Gross Profit. Gross profit for the first quarter of fiscal year 2005 reflects the impact of $1.6 million in amortization expense related to inventory written up in connection with the Magnex and the Digilab Business acquisitions (this amount was included in cost of sales). Excluding the impact of this amortization, the increase in gross profit percentage resulted from a shift in sales mix toward the Scientific Instruments and Vacuum Technologies segments, which have significantly higher gross profit margins than the Electronics Manufacturing segment, as well as sales volume leverage and a shift in product mix to higher-margin products in the Vacuum Technologies segment. The increase in the gross profit percentage due to these factors was between one-half and one percent. This increase was partially offset by the impact of higher sales of lower-margin leading edge NMR and MR imaging products within the Scientific Instruments segment in the first quarter of fiscal year 2005 due in part to the Magnex acquisition. The decrease in gross profit percentage from this was less than one-half of one percent.

Sales and Marketing. The decrease in sales and marketing expenses as a percentage of sales resulted primarily from higher sales volume leverage and the positive effects of efficiency improvements in the first quarter of fiscal year 2005. In absolute dollars, the increase in sales and marketing expenses primarily related to the acquisitions of Magnex and the Digilab Business and the impact of the weaker U.S. dollar, which increased costs for most of our non-U.S. operations.

Research and Development. The increase in research and development as a percentage of sales was due primarily to our continued focus within the Scientific Instruments and Vacuum Technologies segments on new product development with an emphasis on life science applications, including costs relating to the acquisitions of Magnex and the Digilab Business. The weaker U.S. dollar also contributed to the increase, as the costs of certain non-U.S. based research and development resources were higher.

General and Administrative. General and administrative expenses for the first quarter of fiscal year 2005 included approximately $1.2 million in pretax restructuring and other related costs, approximately $1.5 in amortization expense relating to acquisition-related intangible assets, and a pretax loss of approximately $1.5 million relating to the settlement of a defined benefit pension plan in Australia (this settlement loss offset a related defined benefit plan curtailment gain of approximately $1.2 million recorded in second half of fiscal year 2004). In comparison, general and administrative expenses for the first quarter of fiscal year 2004 included approximately $0.2 million in pretax restructuring costs and approximately $0.7 million in acquisition-related intangible amortization. Excluding the impact of these items, the increase in general and administrative expenses as a percentage of sales was primarily due to general and administrative costs relating to the acquisitions of Magnex and the Digilab Business, higher Sarbanes-Oxley compliance costs, and the impact of the weaker U.S. dollar, which increased costs for most of our non-U.S. operations.

We currently anticipate that general and administrative expenses will continue to be adversely impacted for the remainder of fiscal year 2005 by high initial costs to comply with the requirements of Section 404 of the Sarbanes-Oxley Act.

Purchased In-Process Research and Development. In connection with the Magnex acquisition in November 2004, we recorded a one-time charge of approximately $0.7 million for purchased in-process research and development relating to several MR imaging products that were in process at the time the acquisition was completed. No such charges were recorded in the first quarter of fiscal year 2004.

Restructuring Activities.

Fiscal Year 2005 Plan. During the first quarter of fiscal year 2005, we undertook certain restructuring actions to rationalize our Scientific Instruments field support administration in the United Kingdom following the completion of our acquisition of Magnex. These actions were undertaken to achieve operational efficiencies and eliminate redundant costs resulting from the acquisition which involved the termination of approximately 20 employees, the consolidation of certain field support administrative functions currently located in our Walton, U.K. location to Magnex’s location in Oxford, U.K. and the closure of the Walton facility. Restructuring and other-related costs relating to this plan are expected to be included in general and administrative expenses.

The following table sets forth changes in our liability relating to the foregoing restructuring plan during the first quarter of fiscal year 2005:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at October 1, 2004	$—	$—	$—
Charges to expense	270	—	270

Balance at December 31, 2004	$270	$—	$270

In addition to the foregoing restructuring costs, we incurred approximately $0.1 million in other costs relating directly to the consolidation of certain field support administrative functions from our Walton location to Magnex’s Oxford location during the first quarter of fiscal year 2005. This amount was comprised of non-cash charges for accelerated depreciation of assets to be disposed of upon the closure of the Walton facility and employee retention costs which will be settled in cash.

We currently anticipate that general and administrative expenses for the second quarter of fiscal year 2005 will include approximately $1.6 million in pretax restructuring costs and approximately $0.6 million in other related costs in connection with the Walton facility consolidation and closure. Substantially all of the $0.6 million in other related costs is comprised of anticipated facility and employee relocation and employee training costs. Substantially all actions under the plan are expected to be completed by the end of the second quarter of fiscal year 2005.

Fiscal Year 2004 Plans. During fiscal year 2004, we undertook certain restructuring actions to reorganize the management structure in our Scientific Instruments factories in Australia and the Netherlands. These actions were undertaken to narrow the strategic and operational focus of these factories and involved the termination of three employees. These actions were initiated in the fourth quarter of fiscal year 2004. All severance and other employee-related costs relating to this restructuring plan were initially recorded and included in general and administrative expenses in the fourth quarter of fiscal year 2004. This restructuring plan did not involve any non-cash components.

The following table sets forth changes in our liability relating to the foregoing restructuring plan during the first quarter of fiscal year 2005:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at October 1, 2004	$665	$—	$665
Charges to expense	335	—	335
Cash payments	(23)	—	(23)
Foreign currency impacts and other adjustments	21	—	21

Balance at December 31, 2004	$998	$—	$998

Also during fiscal year 2004, we committed to a separate plan to reorganize our Scientific Instruments and corporate marketing organizations and to consolidate certain Scientific Instruments administrative functions in North America. This plan, which involved the termination of approximately 20 employees, was undertaken to more closely align the strategic and operational focus of these organizations across different product lines and to improve efficiency and reduce operating costs. These actions were initiated in the fourth quarter of fiscal year 2004 and are expected to be completed by the end of the second quarter of fiscal year 2005. All severance and other employee-related costs relating to this restructuring plan were initially recorded and included in general and administrative expenses in the fourth quarter of fiscal year 2004. This restructuring plan did not involve any non-cash components.

The following table sets forth changes in our liability relating to the foregoing restructuring plan during the first quarter of fiscal year 2005:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at October 1, 2004	$859	$—	$859
Reversals of expense, net	(11)	—	(11)
Cash payments	(224)	—	(224)

Balance at December 31, 2004	$624	$—	$624

Fiscal Year 2003 Plan. During fiscal year 2003, we undertook certain restructuring actions to improve efficiency and more closely align employee skill sets and other resources with our evolving product mix as a result of our continued emphasis on NMR, mass spectroscopy, and consumable products, with a bias toward life science applications. In addition, actions were undertaken to create a more efficient consumable products operation. These actions primarily impacted the Scientific Instruments segment and involved the termination of approximately 160 employees (principally in sales and marketing, administration, service, and manufacturing functions), the closure of three sales offices, and the consolidation of three consumable products factories into one in Southern California. Substantially all of these activities were completed during fiscal year 2003 except for the termination of approximately 20 employees, which took place in the second and third quarters of fiscal year 2004, and the Southern California facility consolidation, which was initiated in the third quarter of fiscal year 2003 and was substantially completed in the first quarter of fiscal year 2005. Costs relating to restructuring activities recorded under this plan through the first quarter of fiscal year 2005 were included in general and administrative expenses.

The following table sets forth changes in our liability relating to the foregoing restructuring activities during the first quarter of fiscal year 2005:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at October 1, 2004	$149	$830	$979
Charges to expense, net	—	402	402
Cash payments	(63)	(296)	(359)
Foreign currency impacts and other adjustments	1	16	17

Balance at December 31, 2004	$87	$952	$1,039

The non-cash portion of restructuring costs recorded by the Company in connection with these restructuring actions was not significant, either in the aggregate or for any single period.

In addition to the foregoing restructuring costs, the Company incurred approximately $0.1 million in other costs relating directly to the Southern California facility consolidation during the first quarter of fiscal year 2005. These costs primarily related to non-cash charges for accelerated depreciation of assets to be disposed of upon the closure of facilities.

Restructuring Cost Savings. When they were initiated, each of the foregoing restructuring plans was eventually expected to result in a reduction in annual operating expenses. The following table sets forth the estimated annual cost savings for each plan as well as where those cost savings were expected to be realized:

Restructuring Plan	Estimated Annual Cost Savings
Fiscal Year 2003 Plan (Scientific Instruments resource realignment including employee terminations, sales office closures, and Southern California consumable product factory consolidation)	$9.0 million - $11.0 million

Fiscal Year 2004 Plan (Scientific Instruments factory management)	$0.6 million - $0.8 million

Fiscal Year 2004 Plan (Scientific Instruments and corporate marketing organizations; Scientific Instruments administrative functions)	$1.0 million - $1.5 million

Fiscal Year 2005 Plan (Scientific Instruments U.K. field support administration)	$0.8 million - $1.2 million

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

Income Tax Expense. The effective income tax rate was 20.3% for the first quarter of fiscal year 2005, compared to 35.0% for the first quarter of fiscal year 2004. The lower rate in the first quarter of fiscal year 2005 was due to a discrete, one-time reduction in income tax expense of $3.0 million recorded during the period as a result of a change in the treatment of foreign tax credits under new U.S. law enacted during the quarter. This reduction was partially offset as a result of the purchased in-process research and development charge recorded during the same period, which increased the effective income tax rate because it was not tax deductible. Excluding the impact of these two discrete items, the effective income tax rate was the same in the first quarters of fiscal years 2005 and 2004.

Net Earnings. Net earnings for the first quarter of fiscal year 2005 reflect the impact of approximately $1.2 million in pretax restructuring and other related costs, approximately $1.5 million in pretax acquisition-related intangible amortization, approximately $1.6 million in pretax amortization related to inventory written up in connection with acquisitions, an in-process research and development charge of approximately $0.7 million related to the Magnex acquisition, a pretax loss of approximately $1.5 million relating to the settlement of a defined benefit pension plan in Australia (this settlement loss offset a related defined benefit plan curtailment gain of approximately $1.2 million recorded in fiscal year 2004), and a discrete, one-time reduction in income tax expense of $3.0 million recorded during the period as a result of a change in the treatment of foreign tax credits under new U.S. law enacted during the quarter. Net earnings for the first quarter of fiscal year 2004 reflect the impact of approximately $0.2 million in pretax restructuring costs and other related costs and approximately $0.7 million in pretax acquisition-related intangible amortization. Excluding the impact of these items, the increase in net earnings resulted primarily from increased sales and improved operating profit margins in our Scientific Instruments and Vacuum Technologies segments in the first quarter of fiscal year 2005.

Liquidity and Capital Resources

We generated $24.8 million of cash from operating activities in the first quarter of fiscal year 2005, which compares to $15.7 million generated in the first quarter of fiscal year 2004. The increase in cash from operating activities resulted primarily from a higher cash inflows resulting from decreases in accounts receivable ($15.2 million) and inventories ($8.0 million), partially offset by higher cash outflows resulting from decreases in accounts payable ($6.7 million). The relative increase in cash provided by accounts receivable was primarily attributable to stronger cash collections in the first quarter of fiscal year 2005. The average number of days that accounts receivable were outstanding was 67 and 69 in the first quarters of fiscal year 2005 and 2004, respectively. The relative decrease in cash used for inventory during the first quarter of fiscal year 2005 was primarily due to the timing of inventory purchases and deliveries for NMR and MR imaging systems, partially offset by an increase in inventory to support an anticipated increase in shipments by the Electronics Manufacturing segment in the second quarter of fiscal year 2005. Inventory turnover was 3.9 and 4.1 in the first quarters of fiscal year 2005 and 2004, respectively. The decrease in cash from operating activities relating to these changes in accounts receivable and inventories was partially offset by the cash flow impact of a larger decrease in accounts payable in the first quarter of fiscal year 2005. This decrease was primarily due to the timing of payments to vendors.

We used $31.6 million of cash for investing activities in the first quarter of fiscal year 2005, which compares to $4.3 million used for investing activities in the first quarter of fiscal year 2005. The increase in cash used for investing activities was primarily due to the acquisition of Magnex in the first quarter of fiscal year 2005. No significant acquisition-related cash payments were made in the first quarter of fiscal year 2004.

We generated $2.1 million of cash from financing activities in the first quarter of fiscal year 2005, which compares to $6.5 million generated from financing activities in the first quarter of fiscal year 2004. The decrease in cash generated from financing activities was primarily due to fewer stock option exercises, which resulted in a decrease in proceeds from the issuance of common stock.

During fiscal year 2003, we established a short-term bank credit facility in Japan in the amount of 300 million yen (approximately $2.9 million at December 31, 2004). The credit facility is available to our wholly owned Japanese subsidiary for working capital purposes. As of December 31, 2004, no amounts were outstanding under this credit facility and 300 million yen (approximately $2.9 million) was available for future borrowing. This credit facility contains certain covenants that limit future borrowings under this facility, with which we were in compliance at December 31, 2004.

In addition to these bank credit facilities, as of December 31, 2004, we had a total of $87.4 million in other uncommitted and unsecured credit facilities for working capital purposes with interest rates to be established at the time of borrowing. No borrowings were outstanding under these credit facilities as of December 31, 2004. All of these credit facilities contain certain customary conditions and events of default, with which we were in compliance at December 31, 2004. Of the $87.4 million in uncommitted and unsecured credit facilities, a total of $52.9 million was limited for use by, or in favor of, certain subsidiaries at December 31, 2004, and a total of $15.4 million of this $52.9 million was being utilized in the form of bank guarantees or short-term standby letters of credit. These guarantees and letters of credit related primarily to advance payments or deposits made to our subsidiaries by customers for which separate liabilities were recorded in the unaudited condensed consolidated financial statements at December 31, 2004. No amounts had been drawn by beneficiaries under these or any other outstanding guarantees or letters of credit as of that date.

As of December 31, 2004, we had $31.2 million in term loans outstanding compared to $32.5 million at October 1, 2004. As of both December 31, 2004 and October 1, 2004, fixed interest rates on the term loans ranged from 6.7% to 7.2%. The weighted-average interest rate on the term loans was 6.8% at both December 31, 2004 and October 1, 2004. The term loans contain certain covenants that limit future borrowings and the payment of cash dividends and require the maintenance of certain levels of working capital and operating results. We were in compliance with all restrictive covenants of the term loan agreements at December 31, 2004. We also had other long-term notes payable of $4.5 million as of December 31, 2004 with a weighted-average interest rate of 0.0% and $4.2 million as of October 1, 2004 with a weighted-average interest rate of 0.0%.

In connection with the Magnex and Digilab Business acquisitions, the Company has accrued but not yet paid a portion of the purchase price amounts that have been retained pending the final determination of the closing balance sheet and/or to secure the sellers’ indemnification obligations. As of December 31, 2004, retained amounts for the Magnex acquisition included $1.0 million relating to the closing balance sheet (which was paid during the second quarter of fiscal year 2005) and $6.0 million relating to the sellers’ indemnification obligations, which is due to be paid (or received in the form of notes payable by the Company at the payees’ election) in two equal installments on the first and second anniversaries of the closing of that acquisition (net of any indemnification claims). The retained amount for the Digilab Business acquisition, which is due to be paid during fiscal year 2005 (net of any indemnification claims), totaled approximately $2.1 million at December 31, 2004. In addition to these retained payments, the Company is, from time to time, obligated to pay additional cash purchase price amounts in the event that certain financial or operational milestones are met by the acquired businesses. As of December 31, 2004, up to a maximum of approximately $25.5 million could be payable through fiscal year 2007 under these contingent consideration arrangements. Of this maximum amount, a total of $10.0 million relates to the Digilab Business acquisition and can be earned if acquired product lines reach specific financial performance targets through fiscal year 2005, and $6.0 million relates to the Magnex acquisition and can be earned over a three-year period, depending on the performance of the Magnex business relative to certain financial targets. The balance of approximately $9.5 million relates to the acquisition of Bear Instruments, Inc. in fiscal year 2001 and can be earned if acquired product lines reach specific financial performance targets through fiscal year 2006. Any contingent payments made will be recorded as additional goodwill at the time they are earned.

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

As of December 31, 2004, we had cancelable commitments to a contractor for capital expenditures totaling approximately $1.2 million relating to the ongoing consolidation of three consumable products factories into one in Southern California. In the event that these commitments are canceled for reasons other than the contractor’s default, we may be responsible for reimbursement of actual costs incurred by the contractor. We had no material non-cancelable commitments for capital expenditures as of December 31, 2004. In the aggregate, we currently anticipate that our capital expenditures will be between $20 million and $25 million during the remaining nine months of fiscal year 2005.

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

Contractual Obligations and Other Commercial Commitments

The following table summarizes future principal payments on outstanding debt and minimum rentals due for certain facilities and other leased assets under long-term, non-cancelable operating leases as of December 31, 2004:

	Nine Months Ending Sept. 30, 2005	Fiscal Years						Total
		2006	2007	2008	2009	2010	Thereafter
(in thousands)
Operating leases	$8,129	$6,713	$4,598	$3,734	$3,456	$3,001	$30,815	$60,446
Long-term debt (including current portion)	5,709	2,500	2,500	6,250	—	6,250	12,500	35,709

Total contractual cash obligations	$13,838	$9,213	$7,098	$9,984	$3,456	$9,251	$43,315	$96,155

In addition to the non-cancelable contractual obligations included in the above table and the cancelable commitments for capital expenditures of approximately $1.2 million described under Liquidity and Capital Resources above, we had cancelable commitments to purchase certain superconducting magnets intended for use with leading-edge NMR systems totaling approximately $16.8 million, net of deposits paid, as of December 31, 2004. In the event that these commitments are canceled for reasons other than the supplier’s default, we may be responsible for reimbursement of actual costs incurred by the supplier.

As of December 31, 2004, we did not have any off-balance sheet commercial commitments that could result in a significant cash outflow upon the occurrence of some contingent event, except for contingent payments of up to a maximum of $25.5 million related to acquisitions as discussed under Liquidity and Capital Resources above, the specific timing and amounts of which are not currently determinable.

Recent Accounting Pronouncements

In December 2003, the FASB issued a proposed amendment to SFAS 128, Earnings per Share, to make it consistent with International Accounting Standard 33, Earnings per Share, so as to make earnings per share computations comparable on a global basis. As currently drafted, the amendment would require companies to use the year-to-date average stock price to compute the number of treasury shares that could theoretically be purchased with the proceeds from exercise of share contracts such as options or warrants. The current method of calculating earnings per share requires companies to calculate an average of the potential incremental common shares computed for each quarter when computing year-to-date incremental shares. The proposed amendment would also change other aspects of SFAS 128 that would not impact our earnings per share calculations. The amended standard is expected to be issued in 2005 and when issued, the provisions of the final standard will be effective in 2005 and will require retrospective application for all prior periods presented. Should the proposed statement be finalized in its current form (including the proposed effective date), its adoption is not expected to have a material impact on our financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95, which addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of that company or liabilities that are based on the fair value of that company’s equity instruments, or that may be settled by the issuance of such equity instruments. The standard eliminates the Companies’ ability to account for share-based compensation transactions using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and requires that such transactions be accounted for using a fair value-based method and recognized as expense in our Consolidated Statement of Earnings. Under SFAS 123, we are required to determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. We currently uses the Black-Scholes option-pricing model to value options for financial statement disclosure purposes. The use of a different model to value options may result in a different fair value than the use of the Black-Scholes option-pricing model. In addition, the adoption of SFAS 123 will require additional accounting related to the tax benefit on employee stock options and for stock issued under our employee stock purchase plan. We are required to adopt SFAS 123 in the fourth quarter of fiscal year 2005. We are evaluating the requirements of SFAS 123 and expects its adoption could have a material impact on the Company’s results of operations.

In November 2004, the FASB issued SFAS 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect the adoption of SFAS 151 to have a material impact on our financial condition or results of operations.

In December 2004, the FASB issued FASB Staff Position No. (“FSP”) 109-1, Application of FASB 109, Accounting for Incomes Taxes, to the Tax Deduction on Qualified Production Activities provided by the American Jobs Creation Act of 2004 (the “Act”). The Act, which became law in October 2004, provides for a special tax deduction on qualified domestic production activities income that is defined by the Act. The FASB has decided that these amounts should be recorded as a special deduction, and recorded in the year earned. We have not yet determined the impact that the adoption of FSP 109-1 will have on our financial condition or results of operations.

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

For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further environmental-related activities or to estimate the future costs of such activities if undertaken. As of December 31, 2004, it was nonetheless estimated that our share of the future exposure for environmental-related costs for these sites and facilities ranged in the aggregate from $1.3 million to $2.6 million (without discounting to present value). The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 13 years as of December 31, 2004. No amount in the foregoing range of estimated future costs is believed to be more probable of being incurred than any other amount in such range, and we therefore had an accrual of $1.3 million as of December 31, 2004.

As to certain sites and facilities, sufficient knowledge has been gained to be able to better estimate the scope and certain costs of future environmental-related activities. As of December 31, 2004, it was estimated that our share of the future exposure for these environmental-related costs for these sites and facilities ranged in the aggregate from $4.7 million to $15.8 million (without discounting to present value). The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 30 years as of December 31, 2004. As to each of these sites and facilities, it was determined that a particular amount within the range of certain estimated costs was a better estimate of the future environmental-related cost than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. Together, the undiscounted amounts for these sites totaled $6.8 million at December 31, 2004. We therefore had an accrual of $4.6 million as of December 31, 2004, which represents the best estimate of our share of these future environmental-related costs discounted at 4%, net of inflation. This accrual is in addition to the $1.3 million described in the preceding paragraph.

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

An insurance company has agreed to pay a portion of certain of VAI’s (now VMS’) future environmental-related costs for which we have an indemnification obligation, and we therefore have a short-term receivable of $0.1 million in accounts receivable and a $1.1 million receivable (discounted at 4%, net of inflation) in other assets as of December 31, 2004 for our share of such recovery. We have not reduced any environmental-related liability in anticipation of recoveries from third parties.

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

At December 31, 2004, there were no outstanding forward contracts designated as cash flow hedges of forecasted transactions. During the fiscal quarter ended December 31, 2004, no foreign exchange gains or losses from cash flow hedge ineffectiveness were recognized.

Our foreign exchange forward contracts generally range from one to 12 months in original maturity. A summary of all foreign exchange forward contracts that were outstanding as of December 31, 2004 follows:

	Notional Value Sold	Notional Value Purchased
(in thousands)
Euro	$—	$54,265
Australian dollar	—	11,800
Japanese yen	4,216	—
British pound	220	—
Danish krona	1,178	—
Canadian dollar	5,730	—
Swedish krona	717	—

	$12,061	$66,065

Interest Rate Risk. We have no material exposure to market risk for changes in interest rates. We invest any excess cash primarily in short-term U.S. Treasury securities and money market funds, and changes in interest rates would not be material to our financial condition or results of operations. We enter into debt obligations principally to support general corporate purposes, including working capital requirements, capital expenditures, and acquisitions. At December 31, 2004, our debt obligations had fixed interest rates.

Based upon rates currently available to us for debt with similar terms and remaining maturities, the carrying amounts of long-term debt approximate their estimated fair values.

Although payments under certain of our operating leases for our facilities are tied to market indices, we are not exposed to material interest rate risk associated with our operating leases.

Debt Obligations.

Principal Amounts and Related Weighted-Average Interest Rates By Year of Maturity

	Nine Months Ending Sept. 30, 2005	Fiscal Years						Total
		2006	2007	2008	2009	2010	Thereafter
(dollars in thousands)
Long-term debt (including current portion)	$5,709	$2,500	$2,500	$6,250	$—	$6,250	$12,500	$35,709
Average interest rate	1.6%	7.2%	7.2%	6.7%	—%	6.7%	6.7%	6.0%

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

If any of these assumptions were to change, our net periodic pension cost would also change. We incurred net periodic pension cost relating to our defined benefit pension plans of $2.7 million in fiscal year 2004 (excluding curtailment gains), $2.3 million in fiscal year 2003, and $1.7 million in fiscal year 2002, and expect our net periodic pension cost (excluding settlement losses) to be approximately $1.6 million in fiscal year 2005. A one percent decrease in the weighted-average estimated return on plan assets or assumed discount rate would increase our net periodic pension cost for fiscal year 2005 by $0.3 million and $0.9 million, respectively. As of October 1, 2004, our projected benefit obligation relating to defined benefit pension plans was $59.3 million. A one percent decrease in the weighted-average estimated discount rate would increase this obligation by $8.8 million.

During fiscal year 2004, we ceased future benefit accruals to our existing defined benefit pension plans in Australia and the Netherlands and commenced contributions to new defined contribution plans for the benefit of their participants. In connection with these actions, we recorded curtailment gains of approximately $1.5 million during fiscal year 2004. These curtailment gains were offset by a loss of approximately $1.5 million relating to the settlement of the defined benefit plan in Australia in the first quarter of fiscal year 2005.

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

PART II

OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c)    During fiscal year 2004, the Company’s Board of Directors authorized the Company to repurchase up to 1,000,000 shares of its common stock until September 30, 2007. No shares were repurchased under this authorization during the fiscal quarter ended December 31, 2004. As of December 31, 2004, the Company had remaining authorization for future repurchases of 807,897 shares.

On February 4, 2005, the Company’s Board of Directors conditionally approved a new authorization under which the Company may repurchase up to $145 million of its common stock. That repurchase authorization is contingent upon the closing of the sale of the Electronics Manufacturing business, and is effective until September 30, 2006. If that condition is satisfied, this new repurchase authorization will replace the prior repurchase authorization approved in May 2004 (purchases under which will not count toward the $145 million authorized under the new repurchase program).

Item 5.    Other Information

Exhibit 10.6, Varian, Inc. Omnibus Stock Plan. On February 3, 2005, the Company’s stockholders approved the amended and restated Varian, Inc. Omnibus Stock Plan (the “Plan”). A total of 10,200,000 shares of the Company’s common stock are authorized for issuance under the Plan, plus however many shares are necessary for stock options as were required to be granted by the Company to (a) Varian Associates, Inc. (“VAI”) employees and directors who became employees or directors of the Company as part of the Company’s spin-off from VAI, (b) VAI employees whose employment with VAI terminated as part of the spin-off from VAI, and (c) VAI directors who did not become directors of the Company, in each case to replace options previously granted by VAI to those employees and directors to acquire VAI shares. Employees of the Company and its affiliates and non-employee directors of the Company may receive awards under the Plan. The Plan permits awards of stock options, stock appreciation rights, restricted stock, stock units, performance units and performance shares (each, an “award”). The Plan is administered by a committee of at least two directors appointed by the board of directors. Awards granted under the Plan generally have terms, such as vesting and exercise or purchase price, determined by the Plan administrator at the time of grant.

Under the terms of the Plan, each non-employee director (other than the Chairman of the board of directors) automatically is granted an option to purchase 10,000 shares of the Company’s common stock on the date of his or her appointment or election as a non-employee director, and is thereafter annually granted an option to purchase 5,000 shares of the Company’s common stock if he or she remains a non-employee director on the grant date. The non-employee Chairman of the board of directors automatically is granted an option to purchase 50,000 shares of the Company’s common stock on the date he or she becomes Chairman. On the first business day following each annual meeting of the Company’s stockholders, each person then serving as a non-employee director automatically is granted stock units having an initial value of $25,000, which vests upon the director’s termination of service as a director and is paid out as soon as possible thereafter.

The Board generally is authorized to amend, suspend or terminate the Plan at any time, but no amendment, suspension or termination of the Plan may adversely affect any award previously granted under the Plan without the written consent of the holder of the award.

Exhibit 10.21, Description of Compensatory Arrangements Between Varian, Inc. and Non-employee Directors. This exhibit explains the compensation arrangements, which include both cash and equity compensation, between the Company and its non-employee directors. Non-employee directors other than the Chairman of the Board each receive an annual retainer fee of $30,000, cash compensation for each board meeting attended in person ($2,000 per meeting) or by telephone ($1,000 per meeting), and for each board committee meeting attended in person or by telephone ($1,500 per meeting). The non-employee director who chairs the Audit Committee is paid an additional annual retainer of $15,000, the non-employee directors who chair the Compensation and the Nominating and Governance committees of the board are each paid an additional annual retainer of $7,500, and the non-employee Chairman of the Board is paid an annual retainer of $120,000. Employee directors also receive equity compensation under the Plan as described above under the heading Exhibit 10.6, Varian, Inc. Omnibus Stock Plan.

Exhibit 10.23, Stock Unit Agreement for Non-employee Directors under the Plan. On February 4, 2005, the Board of Directors adopted the form of Stock Unit Agreement for non-employee directors under the Plan. The number of stock units granted will represent $25,000 of value as of the grant date, and the stock units will vest upon the director’s termination of service as a director and will be paid out as soon as possible thereafter. Under the terms of the Stock Unit Agreement, the stock units will be paid out in shares. The non-employee director will not have rights as a stockholder with respect to the shares until such shares are paid out. The stock units are not transferable, except to the non-employee director’s designated beneficiary or estate in the event of his or her death. The terms of the Stock Unit Agreement require that the non-employee director make satisfactory arrangements for the payment of any applicable taxes for which the Company is required to withhold.

Item 6.    Exhibits

(a)    Exhibits.

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date	Exhibit Number	Filed Herewith
10.6 *	Amended and Restated Varian, Inc. Omnibus Stock Plan				X

10.21*	Description of Compensatory Arrangements Between Varian, Inc. and Non-Employees Directors				X

10.23*	Varian, Inc. Stock Unit Agreement				X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARIAN, INC. (Registrant)

Date: February 7, 2005	By:	/s/ G. EDWARD MCCLAMMY
G. Edward McClammy Senior Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)