Form 10-Q
period 2005-04-01
VARIAN INC
filed 2005-05-11
CIK 1079028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2005

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

The number of shares of the registrant’s common stock outstanding as of May 6, 2005 was 34,156,395.

VARIAN, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2005

PART I

FINANCIAL INFORMATION

Item 1.    Financial Statements

VARIAN, INC. AND SUBSIDIARY COMPANIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

(In thousands, except per share amounts)

	Fiscal Quarter Ended		Six Months Ended
	April 1, 2005	April 2, 2004	April 1, 2005	April 2, 2004
Sales	$197,009	$188,388	$387,950	$353,805
Cost of sales	112,072	105,411	221,490	197,572

Gross profit	84,937	82,977	166,460	156,233

Operating expenses
Sales and marketing	41,848	40,469	81,592	77,495
Research and development	14,233	12,649	27,073	23,804
General and administrative	14,745	12,304	29,762	22,094
Purchased in-process research and development	—	—	700	—

Total operating expenses	70,826	65,422	139,127	123,393

Operating earnings	14,111	17,555	27,333	32,840

Interest income (expense)
Interest income	1,333	803	2,292	1,368
Interest expense	(558)	(598)	(1,129)	(1,216)

Total interest income, net	775	205	1,163	152

Earnings from continuing operations before income taxes	14,886	17,760	28,496	32,992
Income tax expense	5,061	5,980	6,927	11,109

Earnings from continuing operations	9,825	11,780	21,569	21,883

Discontinued operations (Note 4)
Earnings from operations of disposed Electronics Manufacturing business, net of taxes	1,975	2,914	5,169	6,400
Gain on sale of Electronics Manufacturing business, net of taxes	70,085	—	70,085	—

Earnings from discontinued operations	72,060	2,914	75,254	6,400

Net earnings	$81,885	$14,694	$96,823	$28,283

Net earnings per basic share:
Continuing operations	$0.28	$0.34	$0.62	$0.63
Discontinued operations	2.07	0.08	2.15	0.19

Net earnings	$2.35	$0.42	$2.77	$0.82

Net earnings per diluted share:
Continuing operations	$0.28	$0.33	$0.60	$0.61
Discontinued operations	2.01	0.08	2.11	0.18

Net earnings	$2.29	$0.41	$2.71	$0.79

Shares used in per share calculations:
Basic	34,902	34,663	34,913	34,530

Diluted	35,687	35,870	35,673	35,785

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

VARIAN, INC. AND SUBSIDIARY COMPANIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands, except par value amounts)

	April 1, 2005	October 1, 2004
ASSETS

Current assets
Cash and cash equivalents	$342,916	$159,982
Short-term investments	—	25,000
Accounts receivable, net	149,642	182,843
Inventories	123,120	135,344
Deferred taxes	28,666	30,008
Other current assets	15,510	18,986

Total current assets	659,854	552,163
Property, plant, and equipment, net	103,409	120,239
Goodwill	145,982	131,441
Intangible assets, net	31,808	21,279
Other assets	5,608	5,543

Total assets	$946,661	$830,665

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current portion of long-term debt	$2,500	$6,673
Accounts payable	53,161	70,667
Deferred profit	10,662	11,306
Accrued liabilities	204,186	160,710

Total current liabilities	270,509	249,356
Long-term debt	28,750	30,000
Deferred taxes	8,359	9,411
Other liabilities	20,487	14,687

Total liabilities	328,105	303,454

Commitments and contingencies (Notes 10, 11, 13, and 16)

Stockholders’ equity
Preferred stock—par value $0.01, authorized—1,000 shares; issued—none	—	—
Common stock—par value $0.01, authorized—99,000 shares; issued and outstanding— 34,584 shares at April 1, 2005 and 34,838 shares at October 1, 2004	237,502	257,083
Retained earnings	349,919	253,096
Accumulated other comprehensive income	31,135	17,032

Total stockholders’ equity	618,556	527,211

Total liabilities and stockholders’ equity	$946,661	$830,665

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

VARIAN, INC. AND SUBSIDIARY COMPANIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Six Months Ended
	April 1, 2005	April 2, 2004
Cash flows from operating activities
Net earnings	$96,823	$28,283
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gain on sale of Electronics Manufacturing business	(70,085)	—
Depreciation and amortization	14,317	12,904
(Gain) loss on disposition of property, plant, and equipment	(44)	40
Purchased in-process research and development	700	—
Stock-based compensation expense	265	—
Tax benefit from stock option exercises	3,500	3,716
Deferred taxes	(3,000)	—
Changes in assets and liabilities, excluding effects of acquisitions and divestitures:
Accounts receivable, net	15,872	237
Inventories	(802)	(12,842)
Other current assets	4,420	2,608
Other assets	(676)	(103)
Accounts payable	(7,622)	7,242
Deferred profit	(1,510)	(2,462)
Accrued liabilities	(21,579)	4,831
Other liabilities	(534)	(392)

Net cash provided by operating activities	30,045	44,062

Cash flows from investing activities
Proceeds from sale of property, plant, and equipment	391	623
Purchase of property, plant, and equipment	(12,611)	(10,637)
Purchase of businesses, net of cash acquired	(26,198)	(750)
Private company equity investments	—	(1,318)
Purchase of short-term investments	(10,000)	—
Proceeds from sales of short-term investments	35,000	—
Proceeds from sale of Electronics Manufacturing business, net of transaction costs and taxes	189,946	—

Net cash provided by (used in) investing activities	176,528	(12,082)

Cash flows from financing activities
Repayment of debt	(5,856)	(1,565)
Issuance of debt	—	1,831
Repurchase of common stock	(33,590)	(23,895)
Issuance of common stock	10,244	14,935
Transfers to Varian Medical Systems, Inc.	(621)	(683)

Net cash used in financing activities	(29,823)	(9,377)

Effects of exchange rate changes on cash and cash equivalents	6,184	5,268

Net increase in cash and cash equivalents	182,934	27,871
Cash and cash equivalents at beginning of period	159,982	135,791

Cash and cash equivalents at end of period	$342,916	$163,662

Supplemental cash flow information
Income taxes paid, net of refunds received	$13,110	$5,386

Interest paid	$1,085	$1,184

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Unaudited Interim Condensed Consolidated Financial Statements

These unaudited interim condensed consolidated financial statements of Varian, Inc. and its subsidiary companies (collectively, the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The October 1, 2004 balance sheet data was derived from audited financial statements, but does not include all disclosures required in audited financial statements by GAAP. These unaudited interim condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 1, 2004 filed with the SEC. In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. The results of operations for the fiscal quarter and six months ended April 1, 2005 are not necessarily indicative of the results to be expected for a full year or for any other periods.

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

Note 2.    Description of Business and Basis of Presentation

The Company is a major supplier of scientific instruments and consumable laboratory supplies, vacuum products, and services. These businesses primarily serve life science, industrial, academic, and research customers. Until April 2, 1999, the business of the Company was operated as the Instruments Business of Varian Associates, Inc. (“VAI”). On that date, VAI distributed to the holders of its common stock one share of common stock of the Company and one share of common stock of Varian Semiconductor Equipment Associates, Inc. (“VSEA”), which was formerly operated as the Semiconductor Equipment business of VAI, for each share of VAI (the “Distribution”). At the same time, VAI retained its Health Care Systems business and changed its name to Varian Medical Systems, Inc. (“VMS”). Transfers made to VMS pursuant to the terms of the Distribution are reflected as financing activities in the Unaudited Condensed Consolidated Statement of Cash Flows.

As described more fully in Note 4, the Company sold its Electronics Manufacturing business during the second quarter of fiscal year 2005. In connection with the sale, the Company determined that this business should be accounted for as discontinued operations in accordance with GAAP. Consequently, the results of operations of the Electronics Manufacturing business have been excluded from the Company’s results from continuing operations for all periods presented and have instead been presented on a discontinued operations basis.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3.    Summary of Significant Accounting Policies

Fiscal Periods. The Company’s fiscal years reported are the 52- or 53-week periods ending on the Friday nearest September 30. Fiscal year 2005 will comprise the 52-week period ending September 30, 2005, and fiscal year 2004 was comprised of the 52-week period ended October 1, 2004. The fiscal quarters and six months ended April 1, 2005 and April 2, 2004 each comprised 13 weeks and 26 weeks, respectively.

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

If the Company had elected to recognize compensation cost based on the fair value of options granted under its Omnibus Stock Plan and shares issued under its Employee Stock Purchase Plan as prescribed by SFAS 123, net earnings and net earnings per share would have been reduced to the pro forma amounts shown below:

	Fiscal Quarter Ended		Six Months Ended
	April 1, 2005	April 2, 2004	April 1, 2005	April 2, 2004
(in thousands, except per share amounts)
Net earnings:
As reported	$81,885	$14,694	$96,823	$28,283
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(1,835)	(1,455)	(3,073)	(3,072)

Pro forma	$80,050	$13,239	$93,750	$25,211

Net earnings per share:
Basic – as reported	$2.35	$0.42	$2.77	$0.82

Basic – pro forma	$2.29	$0.38	$2.69	$0.73

Diluted – as reported	$2.29	$0.41	$2.71	$0.79

Diluted – pro forma	$2.24	$0.37	$2.63	$0.70

Comprehensive Income. A summary of the components of the Company’s comprehensive income follows:

	Fiscal Quarter Ended		Six Months Ended
	April 1, 2005	April 2, 2004	April 1, 2005	April 2, 2004
(in thousands)
Net earnings	$81,885	$14,694	$96,823	$28,283
Other comprehensive income:
Currency translation adjustment	(7,330)	1,559	12,987	13,152
Minimum pension liability adjustment, net of tax of $478 in the six months ended April 1, 2005	—	—	1,116	—

Total other comprehensive income	(7,330)	1,559	14,103	13,152

Total comprehensive income	$74,555	$16,253	$110,926	$41,435

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reclassification. As of October 1, 2004, the Company held $25.0 million in auction rate securities which were previously included in cash and cash equivalents. This amount has been reclassified as short-term investments in accordance with guidance issued by the SEC during the second quarter of fiscal year 2005. Purchases and sales of these auction rate securities have been included in our statement of cash flows as components of cash flows from investing activities. These reclassifications had no impact on the Company’s results of operations, stockholders’ equity, or cash flows from operating activities.

Note 4.    Sale of Electronics Manufacturing Business and Discontinued Operations

On February 4, 2005, the Company and Jabil Circuit, Inc. (“Jabil”) entered into an Asset Purchase Agreement (the “Purchase Agreement”) providing for the sale of substantially all of the assets and liabilities of the Company’s Electronics Manufacturing segment (the “Electronics Manufacturing Business”) to Jabil in exchange for $195.0 million in cash (subject to a post-closing working capital adjustment, which is expected to result in the payment of an additional $6.6 million in purchase price to the Company). On March 11, 2005, the Company completed the sale of the Electronics Manufacturing Business (the “Closing”) and transferred substantially all of the assets and certain liabilities and obligations of the business to Jabil. In addition, effective as of the Closing, the Company and Jabil entered into a four-year Supply Agreement pursuant to which Jabil will continue to supply certain products to the Company that are currently manufactured by the Electronics Manufacturing Business for the Company.

The Company has determined that the disposed Electronics Manufacturing Business should be accounted for as discontinued operations in accordance with SFAS 144, Accounting for the Disposal of or Impairment of Long-Lived Assets, and EITF Issue No. 03-13, Applying the Conditions in Paragraph 42 of FAS 144 in Determining Whether to Report Discontinued Operations. Consequently, the results of operations of the Electronics Manufacturing Business have been excluded from the Company’s results from continuing operations for all periods presented and have instead been presented on a discontinued operations basis.

Sales by the disposed Electronics Manufacturing Business (through the date of Closing) and the components of earnings from discontinued operations for the fiscal quarters and six months ended April 1, 2005 and April 2, 2004 are presented below:

	Fiscal Quarter Ended		Six Months Ended
	April 1, 2005	April 2, 2004	April 1, 2005	April 2, 2004
(in thousands)
Sales	$35,327	$44,356	$80,245	$91,432

Earnings from operations of disposed Electronics Manufacturing Business	$3,202	$4,845	$8,337	$10,520
Income tax expense	(1,227)	(1,931)	(3,168)	(4,120)

Earnings from operations of disposed Electronics Manufacturing Business, net of taxes	1,975	2,914	5,169	6,400
Gain on sale of Electronics Manufacturing Business, net of taxes of $42,955 in the fiscal quarter and six months ended April 1, 2005	70,085	—	70,085	—

Earnings from discontinued operations	$72,060	$2,914	$75,254	$6,400

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the calculation of the gain on the sale of the Electronics Manufacturing Business recorded by the Company during the second quarter of fiscal year 2005:

(in thousands)
Proceeds from sale	$195,000
Transaction costs	(5,054)

Net proceeds	189,946
Net assets sold	(76,906)

Gain on sale before income taxes	113,040
Income tax expense	(42,955)

Gain on sale, net of taxes	$70,085

The following table presents the carrying amounts of major classes of assets and liabilities relating to the Electronics Manufacturing Business at the time of Closing:

Carrying Amount
(in millions)
Assets
Accounts receivable	$28.5
Inventories	41.0
Other current assets	0.3

Total current assets	69.8
Property, plant, and equipment	22.1
Goodwill	2.1

Total assets	94.0

Liabilities
Accounts payable	14.7
Accrued liabilities	2.4

Total current liabilities	17.1
Long-term liabilities	—

Total liabilities	17.1

Net assets sold	$76.9

Note 5.    Balance Sheet Detail

	April 1, 2005	October 1, 2004
(In thousands)
Inventories
Raw materials and parts	$59,000	$70,660
Work in process	19,386	12,076
Finished goods	44,734	52,608

	$123,120	$135,344

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6.    Forward Exchange Contracts

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

From time to time, the Company also enters into foreign exchange forward contracts to minimize the impact of foreign currency fluctuations on forecasted transactions. These contracts are designated as cash flow hedges under SFAS 133. At April 1, 2005, there were no outstanding foreign exchange forward contracts designated as cash flow hedges of forecasted transactions. During the six months ended April 1, 2005, no foreign exchange gains or losses from hedge ineffectiveness were recognized.

The Company’s foreign exchange forward contracts generally range from one to 12 months in original maturity. A summary of all foreign exchange forward contracts that were outstanding as of April 1, 2005 follows:

	Notional Value Sold	Notional Value Purchased
(in thousands)
Euro	$—	$61,253
Australian dollar	—	12,175
Japanese yen	3,001	—
British pound	15,131	—
Danish krona	1,182	—
Canadian dollar	8,374	—
Swiss franc	—	1,423

	$27,688	$74,851

Note 7.    Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for each of the Company’s reporting segments in the first six months of fiscal year 2005 were as follows:

	Scientific Instruments	Vacuum Technologies	Electronics Manufacturing (Disposed)	Total Company
(in thousands)
Balance as of October 1, 2004	$128,373	$966	$2,102	$131,441
Fiscal year 2005 acquisition (Note 16)	16,062	—	—	16,062
Foreign currency impacts and other adjustments	581	—	—	581
Fiscal year 2005 divestiture (Note 4)	—	—	(2,102)	(2,102)

Balance as of April 1, 2005	$145,016	$966	$—	$145,982

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As required by SFAS 142, Goodwill and Other Intangible Assets, the Company performs an annual goodwill impairment assessment. This assessment is performed in the second quarter of each fiscal year. In the fiscal quarter ended April 1, 2005, the Company completed its annual impairment test and determined that there was no impairment of goodwill.

The following intangible assets have been recorded and are being amortized by the Company:

	April 1, 2005
	Gross	Accumulated Amortization	Net
(in thousands)
Intangible assets
Existing technology	$10,172	$(3,694)	$6,478
Patents and core technology	18,603	(2,231)	16,372
Trade names and trademarks	2,176	(788)	1,388
Customer lists	9,305	(2,870)	6,435
Other	2,508	(1,373)	1,135

	$42,764	$(10,956)	$31,808

	October 1, 2004
	Gross	Accumulated Amortization	Net
(in thousands)
Intangible assets
Existing technology	$10,172	$(2,988)	$7,184
Patents and core technology	6,777	(1,066)	5,711
Trade names and trademarks	2,176	(654)	1,522
Customer lists	7,505	(1,806)	5,699
Other	2,445	(1,282)	1,163

	$29,075	$(7,796)	$21,279

Amortization expense relating to intangible assets was $1.7 million and $0.7 million during the fiscal quarters ended April 1, 2005 and April 2, 2004, respectively, and $3.2 million and $1.4 million during the six months ended April 1, 2005 and April 2, 2004, respectively. At April 1, 2005, estimated amortization expense for the remainder of fiscal 2005 and for each of the five succeeding fiscal years and thereafter follows:

Estimated Amortization Expense
(in thousands)
Six months ending September 30, 2005	$3,239
Fiscal year 2006	6,319
Fiscal year 2007	5,719
Fiscal year 2008	4,896
Fiscal year 2009	4,100
Fiscal year 2010	3,776
Thereafter	3,759

Total	$31,808

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8.    Restructuring Activities

Fiscal Year 2005 Plans. During the first quarter of fiscal year 2005, the Company undertook certain restructuring actions to rationalize its Scientific Instruments field support administration in the United Kingdom following the completion of the Company’s acquisition of Magnex Scientific Limited (“Magnex”). These actions were undertaken to achieve operational efficiencies and eliminate redundant costs resulting from the acquisition which involved the termination of approximately 20 employees, the consolidation of certain field support administrative functions currently located in the Company’s Walton, U.K. location to Magnex’s location in Oxford, U.K., and the closure of the Walton facility. Restructuring and other related costs relating to this plan have been recorded and included in general and administrative expenses.

The following table sets forth changes in the Company’s liability relating to the foregoing restructuring plan during the first and second quarters of fiscal year 2005:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at October 1, 2004	$—	$—	$—
Charges to expense	270	—	270

Balance at December 31, 2004	270	—	270
Charges to expense, net	—	1,527	1,527
Cash payments	(131)	(3)	(134)
Foreign currency impacts and other adjustments	(15)	(11)	(26)

Balance at April 1, 2005	$124	$1,513	$1,637

In addition to the foregoing restructuring costs, the Company incurred approximately $0.2 million in other costs relating directly to the consolidation of certain field support administrative functions from the Company’s Walton location to Magnex’s Oxford location during the first six months of fiscal year 2005. This amount was comprised of non-cash charges for accelerated depreciation of assets to be disposed of upon the closure of the Walton facility and employee retention and relocation costs, which will be settled in cash. Since the inception of this plan, the Company has recorded approximately $1.8 million in restructuring charges and approximately $0.3 million of other related costs.

Fiscal Year 2004 Plans. During fiscal year 2004, the Company undertook certain restructuring actions to reorganize the management structure in its Scientific Instruments factories in Australia and the Netherlands. These actions were undertaken to narrow the strategic and operational focus of these factories and involved the termination of three employees. These actions were initiated in the fourth quarter of fiscal year 2004 and were completed in the second quarter of fiscal year 2005. All severance and other employee-related costs relating to this restructuring plan were initially recorded and included in general and administrative expenses in the fourth quarter of fiscal year 2004; an adjustment to these amounts was subsequently recorded in the first quarter of fiscal year 2005. This restructuring plan did not involve any non-cash components. Since the inception of this plan, the Company has recorded restructuring charges of approximately $1.4 million.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth changes in the Company’s liability relating to the foregoing restructuring plan during the first and second quarters of fiscal year 2005:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at October 1, 2004	$665	$—	$665
Charges to expense	335	—	335
Cash payments	(23)	—	(23)
Foreign currency impacts and other adjustments	21	—	21

Balance at December 31, 2004	998	—	998
Cash payments	(981)	—	(981)
Foreign currency impacts and other adjustments	(17)	—	(17)

Balance at April 1, 2005	$—	$—	$—

Also during fiscal year 2004, the Company committed to a separate plan to reorganize the Scientific Instruments and corporate marketing organizations and to consolidate certain Scientific Instruments administrative functions in North America. This plan, which involved the termination of approximately 20 employees, was undertaken to more closely align the strategic and operational focus of these organizations across different product lines and to improve efficiency and reduce operating costs. These actions were initiated in the fourth quarter of fiscal year 2004 and were completed by the end of the second quarter of fiscal year 2005. All severance and other employee-related costs relating to this restructuring plan were initially recorded and included in general and administrative expenses in the fourth quarter of fiscal year 2004. This restructuring plan did not involve any non-cash components. Since the inception of this plan, the Company has recorded restructuring charges of approximately $0.9 million.

The following table sets forth changes in the Company’s liability relating to the foregoing restructuring plan during the first and second quarters of fiscal year 2005:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at October 1, 2004	$859	$—	$859
Reversals of expense, net	(11)	—	(11)
Cash payments	(224)	—	(224)

Balance at December 31, 2004	624	—	624
Cash payments	(371)	—	(371)
Foreign currency impacts and other adjustments	5	—	5

Balance at April 1, 2005	$258	$—	$258

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

The following table sets forth changes in the Company’s liability relating to the foregoing restructuring activities during the first and second quarters of fiscal year 2005:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at October 1, 2004	$149	$830	$979
Charges to expense, net	—	402	402
Cash payments	(63)	(296)	(359)
Foreign currency impacts and other adjustments	1	16	17

Balance at December 31, 2004	87	952	1,039
Cash payments	—	(217)	(217)
Foreign currency impacts and other adjustments	(3)	(6)	(9)

Balance at April 1, 2005	$84	$729	$813

The non-cash portion of restructuring costs recorded by the Company in connection with these restructuring actions was not significant, either in the aggregate or for any single period. Since the inception of this plan, the Company has recorded approximately $7.9 million in restructuring charges and approximately $2.3 million of other related costs.

Note 9.    Net Earnings Per Share

Basic earnings per share are calculated based on net earnings and the weighted-average number of shares of common stock outstanding during the reported period. Diluted earnings per share include dilution from potential shares of common stock issuable pursuant to the exercise of outstanding stock options determined using the treasury stock method.

For the fiscal quarters ended April 1, 2005 and April 2, 2004, options to purchase approximately 157,000 and 61,000 shares, respectively, were excluded from the calculation of diluted earnings per share as their effect was anti-dilutive. For the six months ended April 1, 2005 and April 2, 2004, options to purchase approximately 199,000 and 89,000 shares, respectively, were excluded from the calculation of diluted earnings per share as their effect was anti-dilutive.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of weighted-average basic shares outstanding to weighted-average diluted shares outstanding follows:

	Fiscal Quarter Ended		Six Months Ended
	April 1, 2005	April 2, 2004	April 1, 2005	April 2, 2004
(in thousands)
Weighted-average basic shares outstanding	34,902	34,663	34,913	34,530
Net effect of dilutive stock options	785	1,207	760	1,255

Weighted-average diluted shares outstanding	35,687	35,870	35,673	35,785

Note 10.    Debt and Credit Facilities

Credit Facilities. As of April 1, 2005, the Company and its subsidiaries had a total of $83.3 million in uncommitted and unsecured credit facilities for working capital purposes with interest rates to be established at the time of borrowing. No borrowings were outstanding under these credit facilities as of April 1, 2005. All of these credit facilities contain certain customary conditions and events of default, with which the Company was in compliance at April 1, 2005. Of the $83.3 million in uncommitted and unsecured credit facilities, a total of $50.8 million was limited for use by, or in favor of, certain subsidiaries at April 1, 2005, and a total of $11.8 million of this $50.8 million was being utilized in the form of bank guarantees and short-term standby letters of credit. These guarantees and letters of credit related primarily to advance payments and deposits made to the Company’s subsidiaries by customers for which separate liabilities were recorded in the unaudited condensed consolidated financial statements at April 1, 2005. No amounts had been drawn by beneficiaries under these or any other outstanding guarantees or letters of credit as of that date.

Long-term Debt. As of April 1, 2005, the Company had $31.3 million in term loans outstanding compared to $32.5 million at October 1, 2004. As of both April 1, 2005 and October 1, 2004, fixed interest rates on the term loans ranged from 6.7% to 7.2%. The weighted-average interest rate on the term loans was 6.8% at both April 1, 2005 and October 1, 2004. The term loans contain certain covenants that limit future borrowings and the payment of cash dividends and require the maintenance of certain levels of working capital and operating results. The Company was in compliance with all restrictive covenants of the term loan agreements at April 1, 2005. At October 1, 2004, the Company had other long-term notes payable of $4.2 million with a weighted-average interest rate of 0.0%. During the second quarter of fiscal year 2005, the Company paid the outstanding balance on this long-term note in advance of a significant scheduled increase in the applicable interest rate.

The following table summarizes future principal payments on borrowings under long-term debt outstanding as of April 1, 2005:

	Six Months Ending Sept. 30, 2005	Fiscal Years
		2006	2007	2008	2009	2010	Thereafter	Total
(in thousands)
Long-term debt (including current portion)	$1,250	$2,500	$2,500	$6,250	$—	$6,250	$12,500	$31,250

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11.    Warranty and Indemnification Obligations

Product Warranties. The Company’s products are generally subject to warranties. Liabilities for the estimated future costs of repair or replacement are established and charged to cost of sales at the time the related sale is recognized. The amount of liability to be recorded is based on management’s best estimates of future warranty costs after considering historical and projected product failure rates and product repair costs. Changes in the Company’s estimated liability for product warranty during the six months ended April 1, 2005 and April 2, 2004 follow:

	Six Months Ended
	April 1, 2005	April 2, 2004
(in thousands)
Beginning balance	$10,475	$10,261
Charges to costs and expenses	3,792	3,407
Warranty expenditures	(4,376)	(3,442)
Acquired warranty liabilities (Note 16)	1,742	—

Ending balance	$11,633	$10,226

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

The Company is subject to certain indemnification obligations to Jabil in connection with the Company’s sale of its Electronics Manufacturing Business to Jabil. These indemnification obligations cover certain aspects of the Company’s conduct of the Electronics Manufacturing Business prior to its sale to Jabil, including, but not limited to, employee, tax, litigation, and environmental matters. The agreement containing these indemnification obligations is disclosed as an exhibit to this Quarterly Report on Form 10-Q. The estimated fair value of these indemnification obligations is not considered to be material.

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

Note 12.    Common Stock

Stock-Based Compensation. In November 2004, the Company granted 24,850 shares of nonvested common stock to its executive officers under the Company’s Omnibus Stock Plan. These shares, which were issued upon grant, remain restricted for three years from the grant date and will vest only if the employee is still actively employed by the Company on the vesting date. An aggregate of approximately $0.9 million, representing the fair market value of the unvested shares on the date of the grant, was recorded as deferred compensation (included as a component of stockholders’ equity) and is being recognized by the Company as stock-based compensation expense ratably over the three-year vesting period. During the fiscal quarter and six months ended April 1, 2005, the Company recognized approximately $75,000 and $115,000 in stock-based compensation expense relating to these nonvested stock grants, respectively.

In February 2005, the Company’s stockholders approved the amended and restated Varian, Inc. Omnibus Stock Plan (the “Plan”). Under the terms of the Plan, on the first business day following each annual meeting of the Company’s stockholders, each person then serving as a non-employee director is automatically granted stock units having an initial value of $25,000, which vest upon the director’s termination of service as a director and are paid out as soon as possible thereafter. Under the terms of the Stock Unit Agreement, the stock units will be paid out in shares. The non-employee director will not have rights as a stockholder with respect to the shares until such shares are paid out. The stock units are not transferable, except to the non-employee director’s designated beneficiary or estate in the event of his or her death. During the fiscal quarter ended April 1, 2005, the Company granted stock units with an aggregate value of $150,000 to non-employee members of its Board of Directors (of which there were six) and recognized the total value of $150,000 in stock-based compensation expense.

Stock Repurchase Programs. In May 2004, the Company’s Board of Directors authorized the Company to repurchase up to 1,000,000 shares of its common stock until September 30, 2007. During the fiscal quarter and six months ended April 1, 2005, the Company repurchased and retired 801,553 shares under this authorization at an aggregate cost of $33.6 million. As described in the following paragraph, this repurchase authorization was replaced upon the closing of the sale of the Electronics Manufacturing Business on March 11, 2005 and the remaining 6,344 shares under this authorization were no longer available for repurchase.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On February 4, 2005, the Company’s Board of Directors approved a new stock repurchase authorization under which the Company may repurchase up to $145 million of its common stock. This new authorization was conditioned upon the closing of the sale of the Electronics Manufacturing Business and, upon becoming effective, was intended to replace the prior repurchase authorization approved in May 2004. The sale of the Electronics Manufacturing Business closed on March 11, 2005, and the new repurchase authorization became effective on that date and will remain effective through September 30, 2006. No shares were repurchased under this new authorization during the fiscal quarter ended April 1, 2005. As of April 1, 2005, the Company had remaining authorization of $145 million for future repurchases of its common stock under this program.

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

For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further environmental-related activities or to estimate the future costs of such activities if undertaken. As of April 1, 2005, it was nonetheless estimated that the Company’s share of the future exposure for environmental-related costs for these sites and facilities ranged in the aggregate from $1.3 million to $2.6 million (without discounting to present value). The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 13 years as of April 1, 2005. No amount in the foregoing range of estimated future costs is believed to be more probable of being incurred than any other amount in such range, and the Company therefore had an accrual of $1.3 million as of April 1, 2005.

As to certain sites and facilities, sufficient knowledge has been gained to be able to better estimate the scope and certain costs of future environmental-related activities. As of April 1, 2005, it was estimated that the Company’s share of the future exposure for these environmental-related costs for these sites and facilities ranged in the aggregate from $4.6 million to $15.8 million (without discounting to present value). The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 30 years as of April 1, 2005. As to each of these sites and facilities, it was determined that a particular amount within the range of certain estimated costs was a better estimate of the future environmental-related cost than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. Together, the undiscounted amounts for these sites totaled $6.8 million at April 1, 2005. The Company therefore had an accrual of $4.5 million as of April 1, 2005, which represents the best estimate of its share of these future environmental-related costs discounted at 4%, net of inflation. This accrual is in addition to the $1.3 million described in the preceding paragraph.

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

An insurance company has agreed to pay a portion of certain of VAI’s (now VMS’) future environmental-related costs for which the Company has an indemnification obligation, and the Company therefore has a short- term receivable of $0.1 million in accounts receivable and a $1.1 million receivable (discounted at 4%, net of inflation) in other assets as of April 1, 2005 for the Company’s share of such recovery. The Company has not reduced any environmental-related liability in anticipation of recoveries from third parties.

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

Note 14. Defined Benefit Retirement Plans

Net Periodic Pension Cost. The components of net periodic pension cost relating to the Company’s defined benefit retirement plans follow:

	Fiscal Quarter Ended		Six Months Ended
	April 1, 2005	April 2, 2004	April 1, 2005	April 2, 2004
(in thousands)
Service cost	$289	$725	$578	$1,449
Interest cost	810	749	1,620	1,499
Expected return on plan assets	(806)	(711)	(1,612)	(1,423)
Amortization of prior service cost and actuarial gains and losses	50	156	100	313
Settlement loss	—	—	1,477	—

Net periodic pension cost	$343	$919	$2,163	$1,838

Defined Benefit Pension Plan Settlement. During the first quarter of fiscal year 2005, the Company settled a defined benefit pension plan in Australia, which resulted in a settlement loss of approximately $1.5 million. This loss offset a net curtailment gain of approximately $1.2 million relating to this pension plan recorded in the third and fourth quarters of fiscal year 2004.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employer Contributions. During the six months ended April 1, 2005, the Company made contributions totaling $0.4 million to its defined benefit pension plans. The Company currently anticipates contributing an additional $0.5 million to these plans in fiscal year 2005.

Note 15.    Industry Segments

The Company’s operations are grouped into two business segments: Scientific Instruments and Vacuum Technologies. The Scientific Instruments segment designs, develops, manufactures, sells, and services equipment and consumable laboratory supplies for a broad range of life science and chemical analysis applications requiring identification, quantification, and analysis of the composition or structure of liquids, solids, or gases. The Vacuum Technologies segment designs, develops, manufactures, sells, and services high-vacuum pumps, leak detection equipment, and related products and services used to create, contain, control, measure, and test vacuum environments in a broad range of life science, industrial, and scientific applications requiring ultra-clean or high-vacuum environments.

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

	Sales		Sales
	Fiscal Quarter Ended		Six Months Ended
	April 1, 2005	April 2, 2004	April 1, 2005	April 2, 2004
(in millions)
Scientific Instruments	$161.2	$149.9	$317.2	$284.0
Vacuum Technologies	35.8	38.5	70.8	69.8

Total segment sales	$197.0	$188.4	$388.0	$353.8

	Pretax Earnings		Pretax Earnings
	Fiscal Quarter Ended		Six Months Ended
	April 1, 2005	April 2, 2004	April 1, 2005	April 2, 2004
(in millions)
Scientific Instruments	$12.6	$14.2	$23.8	$26.9
Vacuum Technologies	6.0	6.8	12.2	11.6

Total industry segments	18.6	21.0	36.0	38.5
General corporate	(4.5)	(3.4)	(8.6)	(5.7)
Interest income	1.3	0.8	2.2	1.3
Interest expense	(0.5)	(0.6)	(1.1)	(1.1)

Total pretax earnings from continuing operations	$14.9	$17.8	$28.5	$33.0

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 16.    Acquisitions

Magnex Scientific Limited. In November 2004, the Company acquired Magnex for approximately $32.3 million in cash and assumed net debt, subject to certain net asset adjustments. The transaction also includes an opportunity for additional purchase price payments of up to $6.0 million over a three-year period, depending on the performance of the Magnex business relative to certain financial targets. Magnex designs, develops, manufactures, sells, and services superconducting magnets for human and other magnetic resonance (“MR”) imaging, NMR, and Fourier Transform mass spectroscopy, and gradients for MR microscopy. These magnets are used in the Company’s NMR and MR imaging systems and are also sold to original equipment manufacturers and end-users. The Magnex business became part of the Company’s Scientific Instruments segment.

The Company allocated the purchase price paid for this acquisition to the estimated fair value of assets acquired and liabilities assumed as follows:

Amount Allocated
(in millions)
Accounts receivable, net	$1.7
Inventories	23.5
Other current assets	1.7
Property, plant, and equipment	3.1
Goodwill	16.0
Identified intangible assets	12.6

Total assets acquired	58.6
Liabilities assumed	(27.0)

Net assets acquired	31.6
Purchased in-process research and development	0.7

Total consideration	$32.3

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

The Magnex acquisition was accounted for using the purchase method of accounting. Accordingly, the unaudited condensed consolidated statement of earnings for the fiscal quarter ended April 1, 2005 includes the results of operations of Magnex since the effective date of its purchase. Significant purchase accounting adjustments were made to conform Magnex’s revenue recognition policy with the Company’s policy under U.S. GAAP (these adjustments are reflected in the purchase price allocation set forth above). Pro forma sales, earnings from operations, net earnings, and net earnings per share have not been presented because the effect of this acquisition was not material. During the second quarter of fiscal year 2005, a retained amount of $1.0 million relating to the Magnex closing balance sheet was paid by the Company.

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

Amount Allocated
(in millions)
Accounts receivable, net	$4.2
Inventories	2.0
Other current assets	0.1
Property, plant, and equipment	0.1
Goodwill	4.3
Identified intangible assets	6.3

Total assets acquired	17.0
Liabilities assumed	(3.1)

Net assets acquired	13.9
Purchased in-process research and development	0.1

Total consideration	$14.0

In connection with the Magnex and Digilab Business acquisitions, the Company has accrued but not yet paid a portion of the purchase price amounts that have been retained pending the final determination of the closing balance sheets and/or to secure the sellers’ indemnification obligations. As of April 1, 2005, retained amounts for the Magnex acquisition included $6.0 million relating to the sellers’ indemnification obligations, which is due to be paid (or received in the form of notes payable by the Company at the payees’ election) in two equal installments (net of any indemnification claims) on the first and second anniversaries of the closing of that acquisition. The retained amount for the Digilab Business acquisition, which is due to be paid during the fourth quarter of fiscal year 2005 (net of any indemnification claims), totaled approximately $2.1 million at April 1, 2005. In addition to these retained payments, the Company is, from time to time, obligated to pay additional cash purchase price amounts in the event that certain financial or operational milestones are met by the acquired businesses. As of April 1, 2005, up to a maximum of approximately $25.5 million could be payable through fiscal year 2007 under these contingent consideration arrangements. Of this maximum amount, a total of $10.0 million relates to the Digilab Business acquisition and can be earned if acquired product lines reach specific financial performance targets through fiscal year 2005, and $6.0 million relates to the Magnex acquisition and can be earned over a three-year period, depending on the performance of the Magnex business relative to certain financial targets. The balance of approximately $9.5 million relates to the acquisition of Bear Instruments, Inc. in fiscal year 2001 and can be earned if acquired product lines reach specific financial performance targets through fiscal year 2006. Any contingent payments made will be recorded as additional goodwill at the time they are earned.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17.    Income Taxes

During the first quarter of fiscal year 2005, the Company recorded a discrete, one-time reduction in income tax expense of approximately $3.0 million as a result of a change in the treatment of foreign tax credits under new U.S. tax law enacted during the quarter. This reduction was partially offset by an increase in tax expense of approximately $0.2 million relating to a non-deductible purchased in-process research and development charge recorded during the same period.

Note 18.    Recent Accounting Pronouncements

In December 2003, the FASB issued a proposed amendment to SFAS 128, Earnings per Share, to make it consistent with International Accounting Standard 33, Earnings per Share, so as to make earnings per share computations comparable on a global basis. As currently drafted, the amendment would require companies to use the year-to-date average stock price to compute the number of treasury shares that could theoretically be purchased with the proceeds from exercise of share contracts such as options or warrants. The current method of calculating earnings per share requires companies to calculate an average of the potential incremental common shares computed for each quarter when computing year-to-date incremental shares. The proposed amendment would also change other aspects of SFAS 128 that would not impact the Company’s earnings per share calculations. The amended standard is currently expected to be issued in the fourth quarter of the Company’s fiscal year 2005 and, once effective, will require retrospective application for all prior periods presented. If the proposed statement is finalized in its current form (including the proposed effective date), its adoption is not expected to have a material impact on the Company’s financial condition or results of operations.

In December 2004, the FASB issued SFAS 123 (revised 2004), Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95 (“SFAS 123(R)”), which addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of that company or liabilities that are based on the fair value of that company’s equity instruments, or that may be settled by the issuance of such equity instruments. The standard eliminates the companies’ ability to account for share-based compensation transactions using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and requires that such transactions be accounted for using a fair value-based method and recognized as expense in the Consolidated Statement of Earnings. Under SFAS 123(R), the Company is required to determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The Company currently uses the Black-Scholes option-pricing model to value options for financial statement disclosure purposes. The use of a different model to value options may result in a different fair value than the use of the Black-Scholes option-pricing model. In addition, the adoption of SFAS 123(R) will require additional accounting related to the tax benefit on employee stock options and for stock issued under the Company’s employee stock purchase plan. In March 2005, the SEC released Staff Accounting Bulletin No. (“SAB”) 107, Share-Based Payment, which provides interpretive guidance relating to the application of SFAS 123(R). The guidance contained in SAB 107 is intended to assist issuers in the initial implementation of SFAS 123(R) and to enhance the information received by investors and other users of financial statements. SAB 107 allows a flexible approach to the implementation of SFAS 123(R) and provides issuers with latitude in measuring the value of employee stock options under the new standard. As amended by the SEC in April 2005, SFAS 123(R) is now effective for the first quarter of the Company’s fiscal year 2006. The Company is currently evaluating the requirements of SFAS 123(R) and SAB 107 and expects that they are likely to have a material impact on the Company’s results of operations, although the Company is not currently able to estimate that impact.

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

In December 2004, the FASB issued FASB Staff Position No. (“FSP”) 109-1, Application of FASB 109, Accounting for Incomes Taxes, to the Tax Deduction on Qualified Production Activities provided by the American Jobs Creation Act of 2004 (the “Act”). The Act, which became law in October 2004, provides for a special tax deduction on qualified domestic production activities income that is defined by the Act. The FASB has decided that these amounts should be recorded as a special deduction, and recorded in the year earned. The adoption of FSP 109-1, which became effective when it was issued in December 2004, did not have a material impact on the Company’s financial condition or results of operations.

Note 19.    Subsequent Event

During the third quarter of fiscal year 2005, the Company committed to a plan to reorganize, consolidate and eliminate certain activities. This plan was undertaken in light of the divestiture of the Company’s Electronics Manufacturing business, the result of which is that the Company has lower revenues and reduced infrastructure requirements. Management determined that this required the Company to adjust its organization and reduce its cost structure.

Under part of this plan, certain administrative functions within the Company’s Corporate organization and Scientific Instruments segment are being reorganized and consolidated. This involves changes in reporting structures, consolidation of certain activities and the elimination of employee positions. The other part of this plan involves the elimination of employee positions in certain other operations to reduce the Company’s cost structure. Management expects these activities to be completed by the end of the first quarter of its fiscal year 2006.

The measures described above are expected to result in the elimination of a total of approximately 70 positions, of which approximately 45 are in North America and approximately 20 are in Europe. The costs associated with this plan will consist of one-time termination benefits and other related costs for employees in the Corporate organization and the Scientific Instruments segment whose positions are being eliminated.

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

Other risks and uncertainties that could cause actual results to differ materially from those in our forward-looking statements include, but are not limited to, the following: whether we will succeed in new product development, release, commercialization, performance, and acceptance; whether we can achieve continued growth in sales in life science applications; risks arising from the timing of shipments, installations, and the recognition of revenues on leading-edge magnetic resonance (“MR”) products including nuclear magnetic resonance (“NMR”) and MR imaging systems and superconducting magnets; whether we can increase margins on newer leading-edge MR products; the impact of shifting product mix on profit margins; competitive products and pricing; economic conditions in our product and geographic markets; whether we will see continued and timely delivery of key raw materials and components by suppliers; foreign currency fluctuations that could adversely impact revenue growth and earnings; whether we will see sustained or improved market investment in capital equipment; whether we will see reduced demand from customers that operate in cyclical industries; the impact of any delay or reduction in government funding for research; our ability to successfully integrate acquisitions; the actual cost of restructuring activities and their timing and impact on future costs; the timing and amount of discrete income tax events; whether the actual cost of complying with the requirements of Section 404 of the Sarbanes-Oxley Act will exceed our current estimates; and other risks detailed from time to time in our filings with the Securities and Exchange Commission (the “SEC”). We disclaim any intent or obligation to update publicly any forward-looking statements, whether in response to new information, future events, or otherwise.

Results of Operations

Sale of Electronics Manufacturing Business and Discontinued Operations. During the second quarter of fiscal year 2005, we sold the business formerly operated as our Electronics Manufacturing segment to Jabil Circuit, Inc. In connection with the sale, we determined that this business should be accounted for as discontinued operations in accordance with accounting principles generally accepted in the United States. Consequently, the results of operations of the Electronics Manufacturing business have been excluded from our results from continuing operations for all periods presented and have instead been presented on a discontinued operations basis. Earnings from discontinued operations for the second quarter and first six months of fiscal year 2005 are discussed separately below.

Second Quarter of Fiscal Year 2005 Compared to Second Quarter of Fiscal Year 2004

Segment Results

Our continuing operations are grouped into two reportable business segments: Scientific Instruments and Vacuum Technologies. The following table presents comparisons of our sales and operating earnings for each of those segments and in total for the second quarters of fiscal years 2005 and 2004:

	Fiscal Quarter Ended				Increase (Decrease)
	April 1, 2005		April 2, 2004
	$	% of Sales	$	% of Sales	$	%
(dollars in millions)
Sales by Segment:
Scientific Instruments	$161.2		$149.9		$11.3	7.5%
Vacuum Technologies	35.8		38.5		(2.7)	(7.0)

Total company	$197.0		$188.4		$8.6	4.6%

Operating Earnings by Segment:
Scientific Instruments	$12.6	7.8%	$14.2	9.5%	$(1.6)	(11.1)%
Vacuum Technologies	6.0	16.7	6.8	17.6	(0.8)	(11.5)

Total segments	18.6	9.4	21.0	11.1	(2.4)	(11.2)
General corporate	(4.5)	(2.3)	(3.4)	(1.8)	1.1	32.4

Total company	$14.1	7.2%	$17.6	9.3%	$(3.5)	(19.6)%

Scientific Instruments. The increase in Scientific Instruments sales was primarily attributable to higher volume, particularly in Europe and North America. Increased customer demand for our information rich detection products, including those obtained through the acquisitions of Magnex Scientific Limited (“Magnex”) in November 2004 and of product lines from Digilab LLC (the “Digilab Business”) in September 2004. Strong sales volume into life science applications was partially offset by continued weakness in demand for industrial applications.

Scientific Instruments operating earnings for the second quarters of fiscal years 2005 and 2004 include pretax restructuring and other related costs of $1.7 million and $0.4 million, respectively (see Restructuring Activities below), and acquisition-related intangible amortization of $1.7 million and $0.7 million, respectively. In addition, operating earnings for the second quarter of fiscal year 2005 includes amortization of $1.6 million related to inventory written up in connection with the acquisition of Magnex. Excluding the impact of these items, the increase in operating earnings as a percentage of sales resulted primarily from sales volume leverage and efficiency improvements.

Vacuum Technologies. Vacuum Technologies sales for the second quarter of fiscal year 2005 decreased from a particularly strong second quarter in fiscal year 2004, but increased 2.3% sequentially from the first quarter of fiscal year 2005. The decrease from the second quarter of fiscal year 2004 was primarily due to unusually high demand from certain OEMs in that quarter.

The decrease in Vacuum Technologies operating earnings as a percentage of sales was primarily attributable to lower sales volume leverage and higher spending on new product development.

Consolidated Results

The following table presents comparisons of our sales and other selected consolidated financial results for the second quarters of fiscal years 2005 and 2004:

	Fiscal Quarter Ended				Increase (Decrease)
	April 1, 2005		April 2, 2004
	$	% of Sales	$	% of Sales	$	%
(dollars in millions, except per share data)
Sales	$197.0	100.0%	$188.4	100.0%	$8.6	4.6%

Gross profit	84.9	43.1	83.0	44.0	1.9	2.4

Operating expenses:
Sales and marketing	41.9	21.2	40.5	21.5	1.4	3.4
Research and development	14.2	7.2	12.6	6.7	1.6	12.5
General and administrative	14.7	7.5	12.3	6.5	2.4	19.8

Total operating expenses	70.8	36.0	65.4	34.7	5.4	8.3

Operating earnings	14.1	7.2	17.6	9.3	(3.5)	(19.6)
Interest income	1.3	0.7	0.8	0.4	0.5	66.0
Interest expense	(0.5)	(0.3)	(0.6)	(0.3)	(0.1)	(6.7)
Income tax expense	(5.1)	(2.6)	(6.0)	(3.2)	(0.9)	(15.4)

Earnings from continuing operations	$9.8	5.0%	$11.8	6.3%	$(2.0)	(16.6)%

Net earnings per diluted share from continuing operations	$0.28		$0.33		$(0.05)

Sales. As discussed under the heading Segment Results above, sales by the Scientific Instruments and Vacuum Technologies segments in the second quarter of fiscal year 2005 increased (decreased) by 7.5% and (7.0%), respectively, compared to the prior-year quarter. The overall improvement in sales was primarily attributable to demand for our newer products for life science applications, including those obtained through the Magnex and Digilab Business acquisitions.

Geographically, sales in North America of $81.0 million, Europe of $76.3 million, and the rest of the world of $39.7 million in the second quarter of fiscal year 2005 represented increases of 4.9%, 6.0%, and 1.3%, respectively, compared to the second quarter of fiscal year 2004. Increases in Scientific Instruments sales into North America and Europe, which were partially due to higher NMR and MR imaging system sales, more than offset lower Vacuum Technologies sales into those regions. With regard to the rest of the world, sales into Latin America increased as a result of higher Scientific Instruments sales in the region. Sales into the Pacific Rim decreased as a result of lower Scientific Instruments sales into the region, due primarily to lower sales of NMR systems, which more than offset higher Vacuum Technologies sales in the region.

Gross Profit. Gross profit for the second quarter of fiscal year 2005 reflects the impact of $1.6 million in amortization expense related to inventory written up in connection with the Magnex acquisition (this amount was included in cost of sales). Excluding the impact of this amortization, the gross profit percentage was flat compared to the prior-year quarter, as higher sales volume leverage in the Scientific Instruments segment and the positive impact of operating efficiencies in the Vacuum Technologies segment were offset by the adverse impact of higher sales of lower margin high-field NMR systems and certain superconducting magnets (due in part to the Magnex acquisition) in the Scientific Instruments segment and lower sales volume leverage in the Vacuum Technologies segment.

Sales and Marketing. The decrease in sales and marketing expenses as a percentage of sales resulted primarily from higher sales volume leverage and the positive effects of efficiency improvements in the second quarter of fiscal year 2005. In absolute dollars, the increase in sales and marketing expenses was primarily attributable to the acquisitions of Magnex and the Digilab Business during the second half of calendar year 2004.

Research and Development. The increase in research and development expenses as a percentage of sales in the second quarter of fiscal year 2005 was primarily due to our continued focus within the Scientific Instruments and Vacuum Technologies segments on new product development, with an emphasis on life science applications, and the timing of new product release activity. In absolute dollars, the increase was also attributable to the acquisitions of Magnex and the Digilab Business.

General and Administrative. General and administrative expenses for the second quarter of fiscal year 2005 included approximately $1.7 million in pretax restructuring and other related costs and approximately $1.6 million in amortization expense relating to acquisition-related intangible assets. In comparison, general and administrative expenses for the second quarter of fiscal year 2004 included approximately $0.4 million in pretax restructuring costs and approximately $0.7 million in acquisition-related intangible amortization. Excluding the impact of these items, general and administrative expenses were relatively flat as a percentage of sales but increased slightly in absolute dollars. This increase, which was primarily due to higher Sarbanes-Oxley implementation costs and the acquisitions of Magnex and the Digilab Business, was partially offset by the positive impact of efficiency improvements.

We currently anticipate that general and administrative expenses will continue to be adversely impacted for the remainder of fiscal year 2005 and during the first quarter of fiscal year 2006 by high costs relating to the initial implementation of the requirements of Section 404 of the Sarbanes-Oxley Act.

Restructuring Activities.

    Fiscal Year 2005 Plans. During the first quarter of fiscal year 2005, we undertook certain restructuring actions to rationalize our Scientific Instruments field support administration in the United Kingdom following the completion of our acquisition of Magnex. These actions were undertaken to achieve operational efficiencies and eliminate redundant costs resulting from the acquisition which involved the termination of approximately 20 employees, the consolidation of certain field support administrative functions currently located in our Walton, U.K. location to Magnex’s location in Oxford, U.K. and the closure of the Walton facility. Restructuring and other related costs relating to this plan have been included in general and administrative expenses.

The following table sets forth changes in our liability relating to the foregoing restructuring plan during the second quarter of fiscal year 2005:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at December 31, 2004	$270	$—	$270
Charges to expense, net	—	1,527	1,527
Cash payments	(131)	(3)	(134)
Foreign currency impacts and other adjustments	(15)	(11)	(26)

Balance at April 1, 2005	$124	$1,513	$1,637

In addition to the foregoing restructuring costs, we incurred approximately $0.2 million in other costs relating directly to the consolidation of certain field support administrative functions from the Walton location to Magnex’s Oxford location during the second quarter of fiscal year 2005. This amount was comprised of non-cash charges for accelerated depreciation of assets to be disposed of upon the closure of the Walton facility and employee retention costs, which will be settled in cash. Since the inception of this plan, we have recorded approximately $1.8 million in restructuring charges and approximately $0.3 million of other related costs.

We currently anticipate that general and administrative expenses for the third and fourth quarters of fiscal year 2005 will include approximately $0.2 million and $0.1 million in other restructuring-related costs, respectively, comprised of facility and employee relocation and employee training costs, in connection with the Walton facility closure and consolidation in Oxford. Substantially all actions under the plan are expected to be completed by the end of the first quarter of fiscal year 2006.

    Fiscal Year 2004 Plans. During fiscal year 2004, we undertook certain restructuring actions to reorganize the management structure in our Scientific Instruments factories in Australia and the Netherlands. These actions were undertaken to narrow the strategic and operational focus of these factories and involved the termination of three employees. These actions were initiated in the fourth quarter of fiscal year 2004 and were completed in the second quarter of fiscal year 2005. All severance and other employee-related costs relating to this restructuring plan were initially recorded and included in general and administrative expenses in the fourth quarter of fiscal year 2004; an adjustment to these amounts was subsequently recorded in the first quarter of fiscal year 2005. This restructuring plan did not involve any non-cash components. Since the inception of this plan, we have recorded restructuring charges of approximately $1.4 million.

The following table sets forth changes in our liability relating to the foregoing restructuring plan during the second quarter of fiscal year 2005:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at December 31, 2004	$998	$—	$998
Cash payments	(981)	—	(981)
Foreign currency impacts and other adjustments	(17)	—	(17)

Balance at April 1, 2005	$—	$—	$—

Also during fiscal year 2004, we committed to a separate plan to reorganize our Scientific Instruments and corporate marketing organizations and to consolidate certain Scientific Instruments administrative functions in North America. This plan, which involved the termination of approximately 20 employees, was undertaken to more closely align the strategic and operational focus of these organizations across different product lines and to improve efficiency and reduce operating costs. These actions were initiated in the fourth quarter of fiscal year 2004 and were completed by the end of the second quarter of fiscal year 2005. All severance and other employee-related costs relating to this restructuring plan were initially recorded and included in general and administrative expenses in the fourth quarter of fiscal year 2004. This restructuring plan did not involve any non-cash components. Since the inception of this plan, we have recorded restructuring charges of approximately $0.9 million.

The following table sets forth changes in our liability relating to the foregoing restructuring plan during the second quarter of fiscal year 2005:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at December 31, 2004	$624	$—	$624
Cash payments	(371)	—	(371)
Foreign currency impacts and other adjustments	5	—	5

Balance at April 1, 2005	$258	$—	$258

    Fiscal Year 2003 Plan. During fiscal year 2003, we undertook certain restructuring actions to improve efficiency and more closely align employee skill sets and other resources with our evolving product mix as a result of our continued emphasis on NMR, mass spectroscopy, and consumable products, with a bias toward life science applications. In addition, actions were undertaken to create a more efficient consumable products operation. These actions primarily impacted the Scientific Instruments segment and involved the termination of approximately 160 employees (principally in sales and marketing, administration, service, and manufacturing functions), the closure of three sales offices, and the consolidation of three consumable products factories into one in Southern California. Substantially all of these activities were completed during fiscal year 2003 except for the termination of approximately 20 employees, which took place in the second and third quarters of fiscal year 2004, and the Southern California facility consolidation, which was initiated in the third quarter of fiscal year 2003 and was substantially completed in the first quarter of fiscal year 2005. Costs relating to restructuring activities recorded under this plan have been included in general and administrative expenses.

The following table sets forth changes in our liability relating to the foregoing restructuring activities during the second quarter of fiscal year 2005:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at December 31, 2004	$87	$952	$1,039
Cash payments	—	(217)	(217)
Foreign currency impacts and other adjustments	(3)	(6)	(9)

Balance at April 1, 2005	$84	$729	$813

The non-cash portion of restructuring costs recorded by the Company in connection with these restructuring actions was not significant, either in the aggregate or for any single period. Since the inception of this plan, we have recorded approximately $7.9 million in restructuring charges and approximately $2.3 million of other related costs.

    Restructuring Cost Savings. When they were initiated, each of the foregoing restructuring plans was eventually expected to result in a reduction in annual operating expenses. The following table sets forth the estimated annual cost savings for each plan as well as where those cost savings were expected to be realized:

Restructuring Plan	Estimated Annual Cost Savings
Fiscal Year 2003 Plan (Scientific Instruments resource realignment including employee terminations, sales office closures, and Southern California consumable product factory consolidation)	$9.0 million -$11.0 million

Fiscal Year 2004 Plan (Scientific Instruments factory management)	$0.6 million -$0.8 million

Fiscal Year 2004 Plan (Scientific Instruments and corporate marketing organizations; Scientific Instruments administrative functions)	$1.0 million -$1.5 million

Fiscal Year 2005 Plan (Scientific Instruments U.K. field support administration)	$0.8 million -$1.2 million

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

Income Tax Expense. The effective income tax rate was 34.0% for the second quarter of fiscal year 2005, compared to 33.7% for the second quarter of fiscal year 2004.

Earnings from Continuing Operations. Earnings from continuing operations for the second quarter of fiscal year 2005 reflect the impact of approximately $1.7 million in pretax restructuring and other related costs, approximately $1.6 million in pretax acquisition-related intangible amortization, and approximately $1.6 million in pretax amortization related to inventory written up in connection with the Magnex acquisition. Net earnings for the second quarter of fiscal year 2004 reflect the impact of approximately $0.4 million in pretax restructuring and other related costs and approximately $0.7 million in pretax acquisition-related intangible amortization. Excluding the impact of these items, the increase in earnings from continuing operations resulted primarily from higher sales and operating profit margins in our Scientific Instruments segment, partially offset by lower sales and operating profit margins in our Vacuum Technologies segment.

Earnings from Discontinued Operations. Earnings from discontinued operations include earnings from the operations of the disposed Electronics Manufacturing business as well as the one-time book gain on the sale transaction. During the second quarter of fiscal year 2005, we recorded approximately $2.0 million in earnings generated by the operations of the disposed business (net of tax) and approximately $70.1 million (net of tax) relating to the one-time gain on the sale transaction. Earnings generated by the operations of the disposed business were approximately $2.9 million (net of tax) in the second quarter of fiscal year 2004. Excluding the one-time gain on the sale transaction, the decrease in earnings from discontinued operations is primarily due to the inclusion of the results of only ten weeks of operations in the second quarter of fiscal year 2005 (as a result of the sale taking place during the quarter) compared to a full thirteen weeks of operations in the second quarter of the prior year.

First Six Months of Fiscal Year 2005 Compared to First Six Months of Fiscal Year 2004

Segment Results

The following table presents comparisons of our sales and operating earnings for each of our segments and in total for the first six months of fiscal years 2005 and 2004:

	Six Months Ended				Increase (Decrease)
	April 1, 2005		April 2, 2004
	$	% of Sales	$	% of Sales	$	%
(dollars in millions)
Sales by Segment:
Scientific Instruments	$317.2		$284.0		$33.2	11.7%
Vacuum Technologies	70.8		69.8		1.0	1.5

Total company	$388.0		$353.8		$34.2	9.7%

Operating Earnings by Segment:
Scientific Instruments	$23.8	7.5%	$26.9	9.5%	$(3.1)	(11.5)%
Vacuum Technologies	12.1	17.2	11.6	16.6	0.5	4.7

Total segments	35.9	9.3	38.5	10.9	(2.6)	(6.6)
General corporate	(8.6)	(2.2)	(5.7)	(1.6)	2.9	52.5

Total company	$27.3	7.0%	$32.8	9.3%	$(5.5)	(16.8)%

Scientific Instruments. The increase in Scientific Instruments sales was primarily attributable to higher volume, particularly in Europe and North America. Increased customer demand for our information rich detection products, including those obtained through the acquisitions of Magnex and the Digilab Business, drove higher sales volume in both life science and industrial applications.

Scientific Instruments operating earnings for the first six months of fiscal years 2005 and 2004 include pretax restructuring and other related costs of $2.9 million and $0.6 million, respectively (see Restructuring Activities below), and acquisition-related intangible amortization of $3.1 million and $1.4 million, respectively. In addition, operating earnings for the first six months of fiscal year 2005 include the impact of an in-process research and development charge of $0.7 million and amortization of $3.2 million related to inventory written up in connection with the acquisitions of Magnex and the Digilab Business. Excluding the impact of these items, the increase in operating earnings as a percentage of sales resulted primarily from sales volume leverage and efficiency improvements. The increase from these positive factors was partially offset by the adverse impact of higher sales of lower margin high-field NMR systems and certain superconducting magnets (due in part to the Magnex acquisition) and transition costs relating to the Magnex and Digilab Business acquisitions.

Vacuum Technologies. The increase in Vacuum Technologies sales resulted primarily from higher demand for products serving life science applications.

The increase in Vacuum Technologies operating earnings as a percentage of sales was primarily attributable to the positive impact of cost reduction initiatives on manufacturing costs.

Consolidated Results

The following table presents comparisons of our sales and other selected consolidated financial results for the first six months of fiscal years 2005 and 2004:

	Six Months Ended				Increase (Decrease)
	April 1, 2005		April 2, 2004
	$	% of Sales	$	% of Sales	$	%
(dollars in millions, except per share data)
Sales	$388.0	100.0%	$353.8	100.0%	$34.2	9.7%

Gross profit	166.5	42.9	156.2	44.2	10.3	6.5

Operating expenses:
Sales and marketing	81.6	21.0	77.5	21.9	4.1	5.3
Research and development	27.1	7.0	23.8	6.7	3.3	13.7
General and administrative	29.8	7.7	22.1	6.2	7.7	34.7
Purchased in-process research and development	0.7	0.2	—	—	0.7	100.0

Total operating expenses	139.2	35.9	123.4	34.9	15.8	12.8

Operating earnings	27.3	7.0	32.8	9.3	(5.5)	(16.8)
Interest income	2.3	0.6	1.4	0.4	0.9	67.5
Interest expense	(1.1)	(0.3)	(1.2)	(0.3)	(0.1)	(7.2)
Income tax expense	(6.9)	(1.8)	(11.1)	(3.1)	(4.2)	(37.6)

Earnings from continuing operations	$21.6	5.6%	$21.9	6.2%	$(0.3)	(1.4)%

Net earnings per diluted share from continuing operations	$0.60		$0.61		$(0.01)

Sales. As discussed under the heading Segment Results above, sales by the Scientific Instruments and Vacuum Technologies segments in the first six months of fiscal year 2005 increased by 11.7% and 1.5%, respectively, compared to the first six months of fiscal year 2004. The overall improvement in sales was primarily attributable to demand for our newer products for both life science and industrial applications, including those obtained through the Magnex and Digilab Business acquisitions.

Geographically, sales in North America of $157.8 million, Europe of $153.6 million, and the rest of the world of $76.6 million in the first six months of fiscal year 2005 represented increases of 5.0%, 16.5%, and 6.8%, respectively, compared to the first six months of fiscal year 2004. Sales by the Scientific Instruments segment increased across all major geographic regions, as did Vacuum Technologies segment sales into Europe and the Pacific Rim. However, Vacuum Technologies sales into North America decreased in the first six months of fiscal year 2005, primarily as a result of unusually high demand from certain OEMs in that region during the first six months of fiscal year 2004.

Gross Profit. Gross profit for the first six months of fiscal year 2005 reflects the impact of $3.2 million in amortization expense related to inventory written up in connection with the Magnex and the Digilab Business acquisitions (this amount was included in cost of sales). Excluding the impact of this amortization, the decrease in gross profit percentage resulted from higher sales of lower-margin high field NMR systems and from certain superconducting magnets (due in part to the Magnex acquisition) within the Scientific Instruments. This decrease was partially offset by the positive impact of sales volume leverage in the Scientific Instruments segment and operating efficiencies in the Vacuum Technologies segment.

Sales and Marketing. The decrease in sales and marketing expenses as a percentage of sales resulted primarily from higher sales volume leverage and the positive effects of efficiency improvements in the Scientific Instruments segment in the first six months of fiscal year 2005. In absolute dollars, the increase in sales and marketing expenses primarily related to the acquisitions of Magnex and the Digilab Business.

Research and Development. The increase in research and development as a percentage of sales was due primarily to our continued focus within both segments on new product development with an emphasis on life science applications and the timing of new product release activity. In absolute dollars, the increase was also attributable to the acquisitions of Magnex and the Digilab Business.

General and Administrative. General and administrative expenses for the first six months of fiscal year 2005 included approximately $2.9 million in pretax restructuring and other related costs, approximately $3.1 million in amortization expense relating to acquisition-related intangible assets, and a pretax loss of approximately $1.5 million relating to the settlement of a defined benefit pension plan in Australia (this settlement loss offset a related defined benefit plan curtailment gain of approximately $1.2 million recorded in the second half of fiscal year 2004). In comparison, general and administrative expenses for the first six months of fiscal year 2004 included approximately $0.6 million in pretax restructuring costs and approximately $1.4 million in acquisition-related intangible amortization. Excluding the impact of these items, general and administrative expenses were flat as a percentage of sales but increased in absolute dollars. The increase in absolute dollars was primarily due to higher Sarbanes-Oxley Section 404 implementation costs and general and administrative costs from the acquisitions of Magnex and the Digilab Business. This increase was partially offset by the positive impact of operating efficiencies.

Purchased In-Process Research and Development. In connection with the Magnex acquisition in November 2004, we recorded a one-time charge of approximately $0.7 million for purchased in-process research and development relating to several MR imaging products that were in process at the time the acquisition was completed. No such charges were recorded in the first six months of fiscal year 2004.

Restructuring Activities.

    Fiscal Year 2005 Plan. During the first quarter of fiscal year 2005, we undertook certain restructuring actions to rationalize our Scientific Instruments field support administration in the United Kingdom following the completion of our acquisition of Magnex. These actions were undertaken to achieve operational efficiencies and eliminate redundant costs resulting from the acquisition which involved the termination of approximately 20 employees, the consolidation of certain field support administrative functions previously located in our Walton, U.K. location to Magnex’s location in Oxford, U.K. and the closure of the Walton facility. Restructuring and other-related costs relating to this plan have been included in general and administrative expenses.

The following table sets forth changes in our liability relating to the foregoing restructuring plan during the first six months of fiscal year 2005:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at October 1, 2004	$—	$—	$—
Charges to expense, net	270	1,527	1,797
Cash payments	(131)	(3)	(134)
Foreign currency impacts and other adjustments	(15)	(11)	(26)

Balance at April 1, 2005	$124	$1,513	$1,637

In addition to the foregoing restructuring costs, we incurred approximately $0.3 million in other costs relating directly to the consolidation of certain field support administrative functions from the Walton location to Magnex’s Oxford location during the first six months of fiscal year 2005. This amount was comprised of non-cash charges for accelerated depreciation of assets to be disposed of upon the closure of the Walton facility and employee retention costs, which will be settled in cash.

    Fiscal Year 2004 Plans. During fiscal year 2004, we undertook certain restructuring actions to reorganize the management structure in our Scientific Instruments factories in Australia and the Netherlands. These actions were undertaken to narrow the strategic and operational focus of these factories and involved the termination of three employees. These actions were initiated in the fourth quarter of fiscal year 2004 and were completed in the second quarter of fiscal year 2005. All severance and other employee-related costs relating to this restructuring plan were initially recorded and included in general and administrative expenses in the fourth quarter of fiscal year 2004; an adjustment to these amounts was recorded during the first six months of fiscal year 2005. This restructuring plan did not involve any non-cash components.

The following table sets forth changes in our liability relating to the foregoing restructuring plan during the first six months of fiscal year 2005:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at October 1, 2004	$665	$—	$665
Charges to expense	335	—	335
Cash payments	(1,004)	—	(1,004)
Foreign currency impacts and other adjustments	4	—	4

Balance at April 1, 2005	$—	$—	$—

Also during fiscal year 2004, we committed to a separate plan to reorganize our Scientific Instruments and corporate marketing organizations and to consolidate certain Scientific Instruments administrative functions in North America. This plan, which involved the termination of approximately 20 employees, was undertaken to more closely align the strategic and operational focus of these organizations across different product lines and to improve efficiency and reduce operating costs. These actions were initiated in the fourth quarter of fiscal year 2004 and were completed by the end of the second quarter of fiscal year 2005. All severance and other employee-related costs relating to this restructuring plan were initially recorded and included in general and administrative expenses in the fourth quarter of fiscal year 2004. This restructuring plan did not involve any non-cash components.

The following table sets forth changes in our liability relating to the foregoing restructuring plan during the first six months of fiscal year 2005:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at October 1, 2004	$859	$—	$859
Reversals of expense, net	(11)	—	(11)
Cash payments	(595)	—	(595)
Foreign currency impacts and other adjustments	5	—	5

Balance at April 1, 2005	$258	$—	$258

    Fiscal Year 2003 Plan. During fiscal year 2003, we undertook certain restructuring actions to improve efficiency and more closely align employee skill sets and other resources with our evolving product mix as a result of our continued emphasis on NMR, mass spectroscopy, and consumable products, with a bias toward life science applications. In addition, actions were undertaken to create a more efficient consumable products operation. These actions primarily impacted the Scientific Instruments segment and involved the termination of approximately 160 employees (principally in sales and marketing, administration, service, and manufacturing functions), the closure of three sales offices, and the consolidation of three consumable products factories into one in Southern California. Substantially all of these activities were completed during fiscal year 2003 except for the termination of approximately 20 employees, which took place in the second and third quarters of fiscal year 2004, and the Southern California facility consolidation, which was initiated in the third quarter of fiscal year 2003 and was substantially completed in the first quarter of fiscal year 2005. Costs relating to restructuring activities recorded under this plan have been included in general and administrative expenses.

The following table sets forth changes in our liability relating to the foregoing restructuring activities during the first six months of fiscal year 2005:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at October 1, 2004	$149	$830	$979
Charges to expense, net	—	402	402
Cash payments	(63)	(513)	(576)
Foreign currency impacts and other adjustments	(2)	10	8

Balance at April 1, 2005	$84	$729	$813

In addition to the foregoing restructuring costs, we incurred approximately $0.1 million in other related costs relating directly to the Southern California facility consolidation during the first six months of fiscal year 2005. These costs primarily related to non-cash charges for accelerated depreciation of assets to be disposed of upon the closure of the facility. Since the inception of this plan, we have recorded approximately $7.9 million in restructuring charges and approximately $2.3 million in other related costs. The non-cash portion of restructuring costs recorded by us in connection with these restructuring actions was not significant, either in the aggregate or for any single period.

Income Tax Expense. The effective income tax rate was 24.3% for the first six months of fiscal year 2005, compared to 33.7% for the first six months of fiscal year 2004. The lower rate in the first six months of fiscal year 2005 was primarily due to a discrete, one-time reduction in income tax expense of $3.0 million recorded as a result of a change in the treatment of foreign tax credits under new U.S. law enacted during the period. This reduction was partially offset as a result of the purchased in-process research and development charge also recorded during the first six months, which increased the effective income tax rate slightly because it was not tax deductible. Excluding the impact of these two discrete items, the effective income tax rate of 34.0% for the first six months of fiscal year 2005 was slightly higher than the effective tax rate of 33.7% for the first six months of fiscal year 2004.

Earnings from Continuing Operations. Earnings from continuing operations for the first six months of fiscal year 2005 reflect the impact of approximately $2.9 million in pretax restructuring and other related costs, approximately $3.1 million in pretax acquisition-related intangible amortization, approximately $3.2 million in pretax amortization related to inventory written up in connection with acquisitions, an in-process research and development charge of approximately $0.7 million related to the Magnex acquisition, a pretax loss of approximately $1.5 million relating to the settlement of a defined benefit pension plan in Australia (this settlement loss offset a related defined benefit plan curtailment gain of approximately $1.2 million recorded in fiscal year 2004), and a discrete, one-time reduction in income tax expense of $3.0 million recorded during the period as a result of a change in the treatment of foreign tax credits under new U.S. law enacted during the period. Earnings from continuing operations for the first six months of fiscal year 2004 reflect the impact of approximately $0.6 million in pretax restructuring and other related costs and approximately $1.4 million in pretax acquisition-related intangible amortization. Excluding the impact of these items, the increase in earnings from continuing operations resulted primarily from higher sales and operating profit margins in both our Scientific Instruments and Vacuum Technologies segments in the first six months of fiscal year 2005.

Earnings from Discontinued Operations. Earnings from discontinued operations include earnings from the operations of the disposed Electronics Manufacturing business as well as the one-time book gain on the sale transaction. During the first six months of fiscal year 2005, we recorded approximately $5.2 million in earnings generated by the operations of the disposed business (net of tax) and approximately $70.1 million (net of tax) relating to the one-time gain on the sale transaction. Earnings generated by the operations of the disposed business were approximately $6.4 million (net of tax) in the first six months of fiscal year 2004. Excluding the one-time gain on the sale transaction, the decrease in earnings from discontinued operations is primarily due to the inclusion of the results of only 23 weeks of operations in the first six months of fiscal year 2005 (as a result of the sale taking place during that period) compared to a full 26 weeks of operations in the first six months of the prior year.

Liquidity and Capital Resources

We generated $30.0 million of cash from operating activities in the first six months of fiscal year 2005, which compares to $44.1 million generated in the first six months of fiscal year 2004. The decrease in cash from operating activities resulted primarily from cash outflows resulting from decreases in accrued liabilities ($26.4 million) and accounts payable ($14.9 million) compared to cash inflows from changes in these same balances in the first six months of fiscal year 2004. The relative decrease in cash flows from accrued liabilities was driven by the higher income tax payments and the conversion of several significant customer advances in connection with sales recorded during the first six months of fiscal year 2005. The relative decrease in cash flow from accounts payable was primarily the result of the timing of payments to vendors. The impact of the foregoing factors on operating cash flow was partially offset by a higher cash inflows resulting from decreases in accounts receivable ($15.6 million) and lower cash outflows from increases in inventories ($12.0 million). These changes were primarily attributable to the timing of customer shipments, invoicing, and cash collections and the timing of magnet purchases and deliveries for NMR systems.

We generated $176.5 million of cash from investing activities in the first six months of fiscal year 2005, which compares to $12.1 million used for investing activities in the first six months of fiscal year 2004. The increase in cash generated from investing activities (compared to cash used in the prior-year period) was primarily due to the pretax proceeds from the sale of the Electronics Manufacturing business in the second quarter of fiscal year 2005, partially offset by payments made for the acquisition of Magnex in the first quarter of fiscal year 2005. No significant acquisition-related cash payments were made in the first six months of fiscal year 2004. In addition, we generated $35.0 million from the sale of short-term investments, offset by purchases of $10.0 million, during the first six months of fiscal year 2005. There were no purchases or sales of short-term investments during the first six months of fiscal year 2004. During the second half of fiscal year 2005, we expect cash flows from investing activities to include income tax payments totaling approximately $43.0 million relating to the taxable gain on the sale of the Electronics Manufacturing business.

We used $29.8 million of cash for financing activities in the first six months of fiscal year 2005, which compares to $9.4 million used for financing activities in the first six months of fiscal year 2004. The increase in cash used for financing activities was principally due to higher cash expenditures to repurchase common stock (which was then retired), lower proceeds from the issuance of common stock, and higher debt repayments. The increased level of stock repurchases in the first half of fiscal year 2005 was the result of an increased effort to utilize excess cash, particularly the estimated net proceeds from the anticipated sale of the Electronics Manufacturing business, to reduce the number of outstanding common shares. The decrease in proceeds from the issuance of common stock was due to lower stock option exercise volume. The increase in debt repayments was primarily due to the repayment of a long-term note payable during the first half of fiscal year 2005.

As of April 1, 2005, we had a total of $83.3 million in uncommitted and unsecured credit facilities for working capital purposes with interest rates to be established at the time of borrowing. No borrowings were outstanding under these credit facilities as of April 1, 2005. All of these credit facilities contain certain customary conditions and events of default, with which we were in compliance at April 1, 2005. Of the $83.3 million in uncommitted and unsecured credit facilities, a total of $50.8 million was limited for use by, or in favor of, certain subsidiaries at April 1, 2005, and a total of $11.8 million of this $50.8 million was being utilized in the form of bank guarantees or short-term standby letters of credit. These guarantees and letters of credit related primarily to advance payments or deposits made to our subsidiaries by customers for which separate liabilities were recorded in the unaudited interim condensed consolidated financial statements at April 1, 2005. No amounts had been drawn by beneficiaries under these or any other outstanding guarantees or letters of credit as of that date.

As of April 1, 2005, we had $31.3 million in term loans outstanding compared to $32.5 million at October 1, 2004. As of both April 1, 2005 and October 1, 2004, fixed interest rates on the term loans ranged from 6.7% to 7.2% and the weighted-average interest rate was 6.8%. The term loans contain certain covenants that limit future borrowings and the payment of cash dividends and require the maintenance of certain levels of working capital and operating results. We were in compliance with all restrictive covenants of the term loan agreements at April 1, 2005. At October 1, 2004, we had other long-term notes payable of $4.2 million with a weighted-average interest rate of 0.0%. During the second quarter of fiscal year 2005, we paid the outstanding balance on this long-term note in advance of a significant increase in the applicable interest rate.

In connection with the Magnex and Digilab Business acquisitions, we have accrued but not yet paid a portion of the purchase price amounts that have been retained pending the final determination of the closing balance sheets and/or to secure the sellers’ indemnification obligations. As of April 1, 2005, retained amounts for the Magnex acquisition included $6.0 million relating to the sellers’ indemnification obligations, which is due to be paid (or received in the form of notes payable by us at the payees’ election) in two equal installments (net of any indemnification claims) on the first and second anniversaries of the closing of that acquisition, which occurred in November 2004. The retained amount for the Digilab Business acquisition, which is due to be paid during the fourth quarter of fiscal year 2005 (net of any indemnification claims), totaled approximately $2.1 million at April 1, 2005. In addition to these retained payments, we are, from time to time, obligated to pay additional cash purchase price amounts in the event that certain financial or operational milestones are met by the acquired businesses. As of April 1, 2005, up to a maximum of approximately $25.5 million could be payable through fiscal year 2007 under these contingent consideration arrangements. Of this maximum amount, a total of $10.0 million relates to the Digilab Business acquisition and can be earned if acquired product lines reach specific financial performance targets through fiscal year 2005, and $6.0 million relates to the Magnex acquisition and can be earned over a three-year period, depending on the performance of the Magnex business relative to certain financial targets. The balance of approximately $9.5 million relates to the acquisition of Bear Instruments, Inc. (“Bear”) in fiscal year 2001 and can be earned if acquired product lines reach specific financial performance targets through fiscal year 2006. Any contingent payments made will be recorded as additional goodwill at the time they are earned. During the second half of fiscal year 2005, we expect to make payments of approximately $0.7 million to the former Bear shareholders under their contingent consideration arrangement, and approximately $1.4 million to Digilab in settlement of a net asset adjustment based on the final closing balance sheet of the Digilab Business. Both of these payments will result in additional goodwill relating to the respective acquisitions when paid.

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

As of April 1, 2005, we had cancelable commitments to a contractor for capital expenditures totaling approximately $0.8 million relating to the ongoing consolidation of three consumable products factories into one in Southern California. In the event that these commitments are canceled for reasons other than the contractor’s default, we may be responsible for reimbursement of actual costs incurred by the contractor. We had no material non-cancelable commitments for capital expenditures as of April 1, 2005. In the aggregate, we currently anticipate that our capital expenditures will be between $10.0 million and $15.0 million during the remaining six months of fiscal year 2005.

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

Contractual Obligations and Other Commercial Commitments

The following table summarizes future principal payments on outstanding debt and minimum rentals due for certain facilities and other leased assets under long-term, non-cancelable operating leases as of April 1, 2005:

	Six Months Ending Sept. 30, 2005	Fiscal Years						Total
		2006	2007	2008	2009	2010	Thereafter
(in thousands)
Operating leases	$6,214	$8,226	$5,452	$3,837	$3,480	$3,022	$30,815	$61,046
Long-term debt (including current portion)	1,250	2,500	2,500	6,250	—	6,250	12,500	31,250

Total contractual cash obligations	$7,464	$10,726	$7,952	$10,087	$3,480	$9,272	$43,315	$92,296

In addition to the non-cancelable contractual obligations included in the above table and the cancelable commitments for capital expenditures of approximately $0.8 million described under Liquidity and Capital Resources above, we had cancelable commitments to purchase certain superconducting magnets intended for use with leading-edge NMR systems totaling approximately $13.4 million, net of deposits paid, as of April 1, 2005. In the event that these commitments are canceled for reasons other than the supplier’s default, we may be responsible for reimbursement of actual costs incurred by the supplier.

As of April 1, 2005, we did not have any off-balance sheet commercial commitments that could result in a significant cash outflow upon the occurrence of some contingent event, except for contingent payments of up to a maximum of $25.5 million related to acquisitions as discussed under Liquidity and Capital Resources above, the specific timing and amounts of which are not currently determinable.

Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) issued a proposed amendment to Statement of Financial Accounting Standards No. (“SFAS”) 128, Earnings per Share, to make it consistent with International Accounting Standard 33, Earnings per Share, so as to make earnings per share computations comparable on a global basis. As currently drafted, the amendment would require companies to use the year-to-date average stock price to compute the number of treasury shares that could theoretically be purchased with the proceeds from exercise of share contracts such as options or warrants. The current method of calculating earnings per share requires companies to calculate an average of the potential incremental common shares computed for each quarter when computing year-to-date incremental shares. The proposed amendment would also change other aspects of SFAS 128 that would not impact our earnings per share calculations. The amended standard is currently expected to be issued in the fourth quarter of our fiscal year 2005 and, once effective, will require retrospective application for all prior periods presented. If the proposed statement is finalized in its current form (including the proposed effective date), its adoption is not expected to have a material impact on our financial condition or results of operations.

In December 2004, the FASB issued SFAS 123 (revised 2004), Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95 (“SFAS 123(R)”), which addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of that company or liabilities that are based on the fair value of that company’s equity instruments, or that may be settled by the issuance of such equity instruments. The standard eliminates companies’ ability to account for share-based compensation transactions using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and requires that such transactions be accounted for using a fair value-based method and recognized as expense in our Consolidated Statement of Earnings. Under SFAS 123(R), we are required to determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. We currently use the Black-Scholes option-pricing model to value options for financial statement disclosure purposes. The use of a different model to value options may result in a different fair value than the use of the Black-Scholes option-pricing model. In addition, the adoption of SFAS 123(R) will require additional accounting related to the tax benefit on employee stock options and for stock issued under our employee stock purchase plan. In March 2005, the SEC released Staff Accounting Bulletin No. (“SAB”) 107, Share-Based Payment, which provides interpretive guidance relating to the application of SFAS 123(R). The guidance contained in SAB 107 is intended to assist issuers in the initial implementation of SFAS 123(R) and to enhance the information received by investors and other users of financial statements. SAB 107 allows a flexible approach to the implementation of SFAS 123(R) and provides issuers with latitude in measuring the value of employee stock options under the standard. As amended by the SEC in April 2005, SFAS 123(R) is now effective for the first quarter of our fiscal year 2006. We are currently evaluating the requirements of SFAS 123(R) and SAB 107 and expect that they are likely to have a material impact on our results of operations, although we are not currently able to estimate that impact.

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

In December 2004, the FASB issued FASB Staff Position No. (“FSP”) 109-1, Application of FASB 109, Accounting for Incomes Taxes, to the Tax Deduction on Qualified Production Activities provided by the American Jobs Creation Act of 2004 (the “Act”). The Act, which became law in October 2004, provides for a special tax deduction on qualified domestic production activities income that is defined by the Act. The FASB has decided that these amounts should be recorded as a special deduction, and recorded in the year earned. The adoption of FSP 109-1, which became effective when it was issued in December 2004, did not have a material impact on our financial condition or results of operations.

Risk Factors

Customer Demand. Demand for our products depends upon, among other factors, the level of capital expenditures by current and prospective customers, the rate of economic growth in the markets in which we compete, the level of government funding for research, and the competitiveness of our products and services. Changes in any of these factors could have an adverse effect on our financial condition or results of operations.

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

Variability of Operating Results. We experience some cyclical patterns in sales of our products. Generally, sales and earnings in the first quarter of our fiscal year are lower when compared to the preceding fourth fiscal quarter, primarily because there are fewer working days in our first fiscal quarter (October to December). Sales and earnings in our third fiscal quarter are usually flat to down sequentially compared to the second fiscal quarter, primarily because there are a number of holidays in the early part of the quarter, especially in Europe, and the June quarter-end has no significant customer year ends to influence orders. Our fourth fiscal quarter sales and earnings are often the highest in the fiscal year compared to the other three quarters, primarily because many customers spend budgeted money before their own fiscal years end. This cyclical pattern can be influenced by other factors, including general economic conditions, acquisitions, new product introductions, and products requiring long manufacturing and installation lead times (such as NMR and MR imaging systems and superconducting magnets). Consequently, our results of operations may fluctuate significantly from quarter to quarter.

For most of our products, we operate on a short backlog, as short as a few days for some products and less than a fiscal quarter for most others. We also experience significant shipments in the last few weeks of each quarter, in part because of how our customers place orders and schedule shipments. This can make it difficult for us to forecast our results of operations.

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

Changes to financial accounting standards can also create variability in our operating results. There has been an ongoing public debate as to whether the fair value of employee stock option and employee stock purchase plan shares should be treated as a compensation expense and, if so, how to appropriately determine the fair value of these instruments. As discussed under the heading Recent Accounting Pronouncements above, the FASB has published SFAS 123(R), which amends existing financial accounting standards to require that awards made under equity compensation plans be recorded as compensation expense using the fair value method. SFAS 123(R) will be effective for the first quarter of our fiscal year 2006. We are currently evaluating the requirements of SFAS 123(R).

Competition. The industries in which we operate are highly competitive. We compete against many U.S. and non-U.S. companies, most with global operations. Some of our competitors have greater financial resources than we have, which may enable them to respond more quickly to new or emerging technologies, take advantage of acquisition opportunities, compete on price, or devote greater resources to research and development, engineering, manufacturing, marketing, sales, or managerial activities. Others have greater name recognition and geographic and market presence or lower cost structures than we do. In addition, weaker demand and excess capacity in our industries could cause greater price competition as our competitors seek to maintain sales volumes and market share.

For the foregoing reasons, competition could result in lower revenues due to lost sales or price reductions, lower margins, and loss of market share, which could have an adverse effect on our financial condition or results of operations.

Key Suppliers. Some items we purchase for the manufacture of our products, including superconducting magnets used in NMR systems and wire used in superconducting magnets, are purchased from limited or single sources of supply. The loss of a key supplier or the inability to obtain certain key raw materials or components could cause delays or reductions in shipments of our products or increase our costs, which could have an adverse effect on our financial condition or results of operations.

We have experienced and could again experience delivery delays in superconducting magnets used in MR products, which has caused and could again cause delays in our product shipments. In addition, end-users of our NMR and MR imaging systems and superconducting magnets require helium to operate those products; shortages of helium could result in higher helium prices, and thus higher operating costs for NMR and MR imaging systems and superconducting magnets, which could impact demand for those products.

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

During the first six months of fiscal year 2005, the U.S. dollar has weakened in relation to other major world currencies including the Euro, the British pound, and the Japanese yen. Because of the variables detailed in the preceding paragraph, it is difficult to predict whether, and the extent to which, the weaker U.S. dollar will have an adverse effect on our financial condition or results of operations.

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

Certain Employee Benefit Plans. Many of our U.S. employees participate in health care plans under which the Company is self-insured. We maintain a stop-loss insurance policy that covers the cost of certain individually large claims under these plans. During each year, our expenses under these plans are recorded based on actuarial estimates of the number and costs of expected claims, administrative costs, and stop-loss premiums. These estimates are then adjusted at the end of each plan year to reflect actual costs incurred. Actual costs under the plan are subject to variability depending primarily upon employee enrollment and demographics, the actual number and costs of claims made, and whether and how much the stop-loss insurance we purchase covers the cost of these claims. In the event that our cost estimates differ from actual costs, our financial condition and results of operations could be adversely impacted.

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

For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further environmental-related activities or to estimate the future costs of such activities if undertaken. As of April 1, 2005, it was nonetheless estimated that our share of the future exposure for environmental-related costs for these sites and facilities ranged in the aggregate from $1.3 million to $2.6 million (without discounting to present value). The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 13 years as of April 1, 2005. No amount in the foregoing range of estimated future costs is believed to be more probable of being incurred than any other amount in such range, and we therefore had an accrual of $1.3 million as of April 1, 2005.

As to certain sites and facilities, sufficient knowledge has been gained to be able to better estimate the scope and certain costs of future environmental-related activities. As of April 1, 2005, it was estimated that our share of the future exposure for these environmental-related costs for these sites and facilities ranged in the aggregate from $4.6 million to $15.8 million (without discounting to present value). The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 30 years as of April 1, 2005. As to each of these sites and facilities, it was determined that a particular amount within the range of certain estimated costs was a better estimate of the future environmental-related cost than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. Together, the undiscounted amounts for these sites totaled $6.8 million at April 1, 2005. We therefore had an accrual of $4.5 million as of April 1, 2005, which represents the best estimate of our share of these future environmental-related costs discounted at 4%, net of inflation. This accrual is in addition to the $1.3 million described in the preceding paragraph.

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

An insurance company has agreed to pay a portion of certain of VAI’s (now VMS’) future environmental-related costs for which we have an indemnification obligation, and we therefore have a short-term receivable of $0.1 million in accounts receivable and a $1.1 million receivable (discounted at 4%, net of inflation) in other assets as of April 1, 2005 for our share of such recovery. We have not reduced any environmental-related liability in anticipation of recoveries from third parties.

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

As mandated by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include in their annual reports on Form 10-K a report issued by management containing their assessment of the effectiveness of the company’s internal control over financial reporting. In addition, the registered public accounting firm auditing the company’s financial statements must attest to and report on management’s assessment of the effectiveness of the company’s internal control over financial reporting. These new requirements are effective for our current fiscal year ending September 30, 2005. The requirements of Section 404 and their application to our operations are complex; as a result, it is difficult to estimate what the actual cost of our initial Section 404 implementation will be, but the cost is expected to be significant.

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

At April 1, 2005, there were no outstanding forward contracts designated as cash flow hedges of forecasted transactions. During the six months ended April 1, 2005, no foreign exchange gains or losses from cash flow hedge ineffectiveness were recognized.

Our foreign exchange forward contracts generally range from one to 12 months in original maturity. A summary of all foreign exchange forward contracts that were outstanding as of April 1, 2005 follows:

	Notional Value Sold	Notional Value Purchased
(in thousands)
Euro	$—	$61,253
Australian dollar	—	12,175
Japanese yen	3,001	—
British pound	15,131	—
Danish krona	1,182	—
Canadian dollar	8,374	—
Swiss franc	—	1,423

	$27,688	$74,851

Interest Rate Risk. We have no material exposure to market risk for changes in interest rates. We invest any excess cash primarily in short-term U.S. Treasury securities and money market funds, and changes in interest rates would not be material to our financial condition or results of operations. We enter into debt obligations principally to support general corporate purposes, including working capital requirements, capital expenditures, and acquisitions. At April 1, 2005, our debt obligations had fixed interest rates.

Based upon rates currently available to us for debt with similar terms and remaining maturities, the carrying amounts of long-term debt approximate their estimated fair values.

Although payments under certain of our operating leases for our facilities are tied to market indices, we are not exposed to material interest rate risk associated with our operating leases.

Debt Obligations.

Principal Amounts and Related Weighted-Average Interest Rates By Year of Maturity

	Six Months Ending Sept. 30, 2005	Fiscal Years						Total
		2006	2007	2008	2009	2010	Thereafter
(dollars in thousands)
Long-term debt (including current portion)	$1,250	$2,500	$2,500	$6,250	$—	$6,250	$12,500	$31,250
Average interest rate	7.2%	7.2%	7.2%	6.7%	—%	6.7%	6.7%	6.8%

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

PART II

OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c)    March 2005 Stock Repurchase Program. On February 4, 2005, the Company’s Board of Directors approved a new stock repurchase authorization under which the Company may repurchase up to $145 million of its common stock. This new authorization was conditioned upon the closing of the sale of the Company’s Electronics Manufacturing business and, upon becoming effective, was intended to replace the prior repurchase authorization approved in May 2004. The sale of the Electronics Manufacturing business closed on March 11, 2005, and the new repurchase authorization became effective on that date and will remain effective through September 30, 2006. No shares were repurchased under this new authorization during the fiscal quarter ended April 1, 2005. As of April 1, 2005, the Company had remaining authorization of $145 million for future repurchases of its common stock under this program.

May 2004 Stock Repurchase Program. The following table summarizes information relating to stock repurchases by the Company under the May 2004 stock repurchase program during the fiscal quarter ended April 1, 2005:

Fiscal Month	Shares Repurchased	Average Price Per Share	Shares Repurchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plan
Balance – December 31, 2004				807,897
January 1, 2005 – January 28, 2005	—	$—	—	807,897
January 29, 2005 – February 25, 2005	446,104	41.39	446,104	361,793
February 26, 2005 – March 10, 2005	355,449	42.47	355,449	6,344	(1)
March 11, 2005 – April 1, 2005	—	—	—	—

Total shares repurchased	801,553	$41.87	801,553

(1)	In May 2004, the Company’s Board of Directors authorized the Company to repurchase up to 1,000,000 shares of its common stock until September 30, 2007. Upon the closing of the sale of the Electronics Manufacturing business on March 11, 2005, this repurchase authorization was replaced and the remaining 6,344 shares under this authorization were no longer available for repurchase.

Item 4.    Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Stockholders held on February 3, 2005, the Company’s stockholders considered and voted on two matters. Those matters and the voting on those matters were as follows:

Proposal One—Election of three Class III directors for three-year terms:

Nominee Conrad W. Hewitt: 30,501,863 votes for; 2,756,645 votes withheld

Nominee Garry W. Rogerson: 32,835,210 votes for; 423,298 votes withheld

Nominee Elizabeth E. Tallett: 30,833,498 votes for; 2,425,008 votes withheld

Proposal Two—Approval of the Amended and Restated Varian, Inc. Omnibus Stock Plan:

20,905,841 votes for; 8,428,463 votes against; 260,333 votes abstaining

Pursuant to the rules of The Nasdaq Market, Inc., Proposal One allowed brokers to vote without receipt of instructions from clients, so there were no broker non-votes. There were 3,663,869 broker non-votes on Proposal Two.

Item 6.    Exhibits

(a)    Exhibits.

Exhibit No.	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Exhibit Number
10.19*	Description of Certain Compensatory Arrangements between Registrant and Executive Officers				X

10.24	Asset Purchase Agreement by and between Varian, Inc. and Jabil Circuit, Inc. dated as of February 4, 2005	8-K	March 17, 2005	2.1

10.25*	Retention, Incentive and Separation Agreement, dated as of February 4, 2005, between Varian, Inc. and C. Wilson Rudd, and Renewal Agreement, dated as of March 11, 2005, between Varian, Inc. and C. Wilson Rudd				X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARIAN, INC. (Registrant)

Date: May 11, 2005	By:	/s/ G. EDWARD MCCLAMMY
G. Edward McClammy Senior Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)