Form 10-Q
period 2005-07-01
VARIAN INC
filed 2005-08-10
CIK 1079028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2005

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

The number of shares of the registrant’s common stock outstanding as of August 4, 2005 was 32,049,081.

VARIAN, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JULY 1, 2005

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

VARIAN, INC. AND SUBSIDIARY COMPANIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

(In thousands, except per share amounts)

	Fiscal Quarter Ended		Nine Months Ended
	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
Sales	$186,755	$183,974	$574,705	$537,779
Cost of sales	102,243	102,883	323,733	300,455

Gross profit	84,512	81,091	250,972	237,324

Operating expenses
Sales and marketing	41,979	39,427	123,571	116,922
Research and development	14,021	12,522	41,094	36,326
General and administrative	16,586	12,743	46,348	34,837
Purchased in-process research and development	—	—	700	—

Total operating expenses	72,586	64,692	211,713	188,085

Operating earnings	11,926	16,399	39,259	49,239

Interest income (expense)
Interest income	1,870	747	4,162	2,115
Interest expense	(542)	(601)	(1,671)	(1,817)

Total interest income, net	1,328	146	2,491	298

Earnings from continuing operations before income taxes	13,254	16,545	41,750	49,537
Income tax expense	2,706	5,571	9,633	16,680

Earnings from continuing operations	10,548	10,974	32,117	32,857

Discontinued operations (Note 4)
Earnings from operations of disposed Electronics Manufacturing business, net of taxes	32	4,392	5,201	10,792
Gain on sale of Electronics Manufacturing business, net of taxes	3,964	—	74,049	—

Earnings from discontinued operations	3,996	4,392	79,250	10,792

Net earnings	$14,544	$15,366	$111,367	$43,649

Net earnings per basic share:
Continuing operations	$0.32	$0.32	$0.93	$0.95
Discontinued operations	0.11	0.12	2.31	0.31

Net earnings	$0.43	$0.44	$3.24	$1.26

Net earnings per diluted share:
Continuing operations	$0.31	$0.31	$0.92	$0.92
Discontinued operations	0.12	0.12	2.26	0.30

Net earnings	$0.43	$0.43	$3.18	$1.22

Shares used in per share calculations:
Basic	33,480	34,675	34,373	34,587

Diluted	34,067	35,794	35,073	35,798

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

VARIAN, INC. AND SUBSIDIARY COMPANIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands, except par value amounts)

	July 1, 2005	October 1, 2004
ASSETS

Current assets
Cash and cash equivalents	$219,204	$159,982
Short-term investments	—	25,000
Accounts receivable, net	142,877	182,843
Inventories	119,319	135,344
Deferred taxes	30,245	30,008
Other current assets	20,170	18,986

Total current assets	531,815	552,163
Property, plant, and equipment, net	102,531	120,239
Goodwill	146,412	131,441
Intangible assets, net	29,983	21,279
Other assets	9,592	5,543

Total assets	$820,333	$830,665

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current portion of long-term debt	$2,500	$6,673
Accounts payable	58,809	70,667
Deferred profit	10,750	11,306
Accrued liabilities	174,269	160,710

Total current liabilities	246,328	249,356
Long-term debt	27,500	30,000
Deferred taxes	5,249	9,411
Other liabilities	19,812	14,687

Total liabilities	298,889	303,454

Commitments and contingencies (Notes 7, 10, 11, and 13)

Stockholders’ equity
Preferred stock—par value $0.01, authorized—1,000 shares; issued—none	—	—
Common stock—par value $0.01, authorized—99,000 shares; issued and outstanding—31,950 shares at July 1, 2005 and 34,838 shares at October 1, 2004	140,494	257,083
Retained earnings	364,463	253,096
Accumulated other comprehensive income	16,487	17,032

Total stockholders’ equity	521,444	527,211

Total liabilities and stockholders’ equity	$820,333	$830,665

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

VARIAN, INC. AND SUBSIDIARY COMPANIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Nine Months Ended
	July 1, 2005	July 2, 2004
Cash flows from operating activities
Net earnings	$111,367	$43,649
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gain on sale of Electronics Manufacturing business	(74,049)	—
Depreciation and amortization	20,196	18,945
Loss on disposition of property, plant, and equipment	117	22
Purchased in-process research and development	700	—
Stock-based compensation expense	340	—
Tax benefit from stock option exercises	7,927	3,716
Deferred taxes	(7,679)	(1,152)
Changes in assets and liabilities, excluding effects of acquisitions and divestitures:
Accounts receivable, net	17,579	(3,107)
Inventories	320	(16,301)
Other current assets	(595)	(2,703)
Other assets	911	(40)
Accounts payable	(134)	11,230
Deferred profit	(1,376)	(3,637)
Accrued liabilities	(27,044)	12,393
Other liabilities	(718)	(493)

Net cash provided by operating activities	47,862	62,522

Cash flows from investing activities
Proceeds from sale of property, plant, and equipment	495	1,219
Purchase of property, plant, and equipment	(18,583)	(17,306)
Purchase of businesses, net of cash acquired	(28,278)	(1,070)
Private company equity investments	(4,000)	(1,318)
Proceeds from sale of short-term investments	35,000	—
Purchase of short-term investments	(10,000)	—
Proceeds from sale of Electronics Manufacturing business, net of transaction costs and taxes	171,987	—

Net cash provided by (used in) investing activities	146,621	(18,475)

Cash flows from financing activities
Repayment of debt	(7,106)	(2,815)
Issuance of debt	—	2,037
Repurchase of common stock	(140,374)	(23,895)
Issuance of common stock	15,517	20,121
Transfers to Varian Medical Systems, Inc.	(758)	(894)

Net cash used in financing activities	(132,721)	(5,446)

Effects of exchange rate changes on cash and cash equivalents	(2,540)	1,503

Net increase in cash and cash equivalents	59,222	40,104
Cash and cash equivalents at beginning of period	159,982	135,791

Cash and cash equivalents at end of period	$219,204	$175,895

Supplemental cash flow information
Income taxes paid, net of refunds received	$33,017	$10,679

Interest paid	$1,633	$1,768

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Unaudited Interim Condensed Consolidated Financial Statements

These unaudited interim condensed consolidated financial statements of Varian, Inc. and its subsidiary companies (collectively, the “Company”) have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The October 1, 2004 balance sheet data was derived from audited financial statements, but does not include all disclosures required in audited financial statements by U.S. GAAP. These unaudited interim condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 1, 2004 filed with the SEC. In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. The results of operations for the fiscal quarter and nine months ended July 1, 2005 are not necessarily indicative of the results to be expected for a full year or for any other periods.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

As described more fully in Note 4, the Company sold its Electronics Manufacturing business during the second quarter of fiscal year 2005. In connection with the sale, the Company determined that this business should be accounted for as discontinued operations under U.S. GAAP. Consequently, the results of operations of the Electronics Manufacturing business have been excluded from the Company’s results from continuing operations for all periods presented and have instead been presented on a discontinued operations basis.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3.	Summary of Significant Accounting Policies

Fiscal Periods. The Company’s fiscal years reported are the 52- or 53-week periods ending on the Friday nearest September 30. Fiscal year 2005 will comprise the 52-week period ending September 30, 2005, and fiscal year 2004 was comprised of the 52-week period ended October 1, 2004. The fiscal quarters and nine months ended July 1, 2005 and July 2, 2004 each comprised 13 weeks and 39 weeks, respectively.

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

If the Company had elected to recognize compensation cost based on the fair value of options granted under its Omnibus Stock Plan and shares issued under its Employee Stock Purchase Plan as prescribed by SFAS 123, net earnings and net earnings per share would have been reduced to the pro forma amounts shown below:

	Fiscal Quarter Ended		Nine Months Ended
	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
(in thousands, except per share amounts)
Net earnings:
As reported	$14,544	$15,366	$111,367	$43,649
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(1,137)	(1,493)	(3,871)	(4,566)

Pro forma	$13,407	$13,873	$107,496	$39,083

Net earnings per share:
Basic – as reported	$0.43	$0.44	$3.24	$1.26

Basic – pro forma	$0.40	$0.40	$3.13	$1.13

Diluted – as reported	$0.43	$0.43	$3.18	$1.22

Diluted – pro forma	$0.39	$0.39	$3.06	$1.09

Comprehensive Income. A summary of the components of the Company’s comprehensive income follows:

	Fiscal Quarter Ended		Nine Months Ended
	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
(in thousands)
Net earnings	$14,544	$15,366	$111,367	$43,649
Other comprehensive income:
Currency translation adjustment	(14,648)	(7,500)	(1,661)	5,652
Minimum pension liability adjustment, net of tax of $478 in the nine months ended July 1, 2005	—	—	1,116	—

Total other comprehensive income	(14,648)	(7,500)	(545)	5,652

Total comprehensive income	$(104)	$7,866	$110,822	$49,301

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

On February 4, 2005, the Company and Jabil Circuit, Inc. (“Jabil”) entered into an Asset Purchase Agreement (the “Purchase Agreement”) providing for the sale of substantially all of the assets and liabilities of the Company’s Electronics Manufacturing segment (the “Electronics Manufacturing Business”) to Jabil for $195.0 million in cash, subject to a post-closing working capital adjustment, which was subsequently settled during the third quarter of fiscal year 2005 and resulted in the receipt of $6.6 million in additional purchase price by the Company. On March 11, 2005, the Company completed the sale of the Electronics Manufacturing Business (the “Closing”) and transferred substantially all of the assets and certain liabilities and obligations of the Electronic Manufacturing Business to Jabil. In addition, effective as of the Closing, the Company and Jabil entered into a four-year Supply Agreement pursuant to which Jabil will continue to supply certain products to the Company that were manufactured by the Electronics Manufacturing Business for the Company as of the Closing.

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

Sales by the disposed Electronics Manufacturing Business and the components of earnings from discontinued operations for the fiscal quarters and nine months ended July 1, 2005 and July 2, 2004 are presented below:

	Fiscal Quarter Ended		Nine Months Ended
	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
(in thousands)
Sales	$—	$52,707	$80,245	$144,139

Earnings from operations of disposed Electronics Manufacturing Business	$52	$7,095	$8,389	$17,615
Income tax expense	(20)	(2,703)	(3,188)	(6,823)

Earnings from operations of disposed Electronics Manufacturing Business, net of taxes	32	4,392	5,201	10,792
Gain on sale of Electronics Manufacturing Business, net of taxes of $2,430 and $45,385 in the fiscal quarter and nine months ended July 1, 2005, respectively	3,964	—	74,049	—

Earnings from discontinued operations	$3,996	$4,392	$79,250	$10,792

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the calculation of the gain on the sale of the Electronics Manufacturing Business recorded by the Company during the fiscal quarter and nine months ended July 1, 2005:

	Fiscal Quarter Ended July 1, 2005	Nine Months Ended July 1, 2005
(in thousands)
Proceeds from sale	$6,560	$201,560
Transaction costs	(166)	(5,220)

Net proceeds	6,394	196,340
Net assets sold	—	(76,906)

Gain on sale before income taxes	6,394	119,434
Income tax expense	(2,430)	(45,385)

Gain on sale, net of taxes	$3,964	$74,049

The following table presents the carrying amounts of major classes of assets and liabilities relating to the Electronics Manufacturing Business at the time of the Closing:

Carrying Amount
(in millions)
Assets
Accounts receivable	$28.5
Inventories	41.0
Other current assets	0.3

Total current assets	69.8
Property, plant, and equipment	22.1
Goodwill	2.1

Total assets	94.0

Liabilities
Accounts payable	14.7
Accrued liabilities	2.4

Total current liabilities	17.1
Long-term liabilities	—

Total liabilities	17.1

Net assets sold	$76.9

Note 5.	Balance Sheet Detail

	July 1, 2005	October 1, 2004
(In thousands)
Inventories
Raw materials and parts	$54,519	$70,660
Work in process	20,553	12,076
Finished goods	44,247	52,608

	$119,319	$135,344

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6.	Forward Exchange Contracts

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

From time to time, the Company also enters into foreign exchange forward contracts to minimize the impact of foreign currency fluctuations on forecasted transactions. These contracts are designated as cash flow hedges under SFAS 133. At July 1, 2005, there were no outstanding foreign exchange forward contracts designated as cash flow hedges of forecasted transactions. During the nine months ended July 1, 2005, no foreign exchange gains or losses from hedge ineffectiveness were recognized.

The Company’s foreign exchange forward contracts generally range from one to 12 months in original maturity. A summary of all foreign exchange forward contracts that were outstanding as of July 1, 2005 follows:

	Notional Value Sold	Notional Value Purchased
(in thousands)
Euro	$—	$34,727
Australian dollar	—	8,610
Japanese yen	2,391	—
British pound	16,861	—
Danish krona	1,264	—
Canadian dollar	7,774	—
Swiss franc	—	1,051

	$28,290	$44,388

Note 7.	Acquisitions

Magnex Scientific Limited. In November 2004, the Company acquired Magnex Scientific Limited (“Magnex”) for approximately $32.3 million in cash and assumed net debt. The transaction also includes an opportunity for additional purchase price payments of up to $6.0 million over a three-year period, depending on the performance of the Magnex business relative to certain financial targets. Magnex designs, develops, manufactures, sells, and services superconducting magnets for human and other magnetic resonance (“MR”) imaging, NMR, and Fourier Transform mass spectroscopy, and gradients for MR microscopy. These magnets are used in the Company’s NMR and MR imaging systems and are also sold to original equipment manufacturers and end-users. Upon its acquisition, the Magnex business became part of the Company’s Scientific Instruments segment.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the third quarter of fiscal year 2005, certain adjustments were made to the initial purchase price allocation relating to inventory valuation. After reflecting these adjustments, the allocation of the purchase price paid for this acquisition is now as follows:

Amount Allocated
(in millions)
Accounts receivable, net	$1.7
Inventories	25.0
Other current assets	1.7
Property, plant, and equipment	3.1
Goodwill	14.5
Identified intangible assets	12.6

Total assets acquired	58.6
Liabilities assumed	(27.0)

Net assets acquired	31.6
Purchased in-process research and development	0.7

Total consideration	$32.3

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

The Magnex acquisition was accounted for using the purchase method of accounting. Accordingly, the unaudited condensed consolidated statement of earnings for the fiscal quarter and nine months ended July 1, 2005 includes the results of operations of Magnex since the effective date of its purchase. Significant purchase accounting adjustments were made to conform Magnex’s revenue recognition policy to the Company’s policy under U.S. GAAP (these adjustments are reflected in the purchase price allocation set forth above). Pro forma sales, earnings from operations, net earnings, and net earnings per share have not been presented because the effect of this acquisition was not material.

Digilab Business. In September 2004, the Company acquired certain assets of Digilab, LLC (the “Digilab Business”) for approximately $14.0 million in cash, subject to a net asset adjustment based on the final closing balance sheet of the Digilab Business. The transaction also includes an opportunity for an additional purchase price payment of up to $10.0 million if the acquired product lines reach specific financial performance targets during the 12-month period following completion of the acquisition. Upon its acquisition, the Digilab Business became part of the Company’s Scientific Instruments segment.

As a result of the completion of the final intangible asset valuation and certain other tasks completed during the first quarter of fiscal year 2005, certain adjustments were made to the initial purchase price allocation to reflect the Company’s final determination of the fair value of significant intangible assets acquired and to adjust certain other assets and liabilities. These adjustments, which primarily impacted inventories, identified intangible

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assets, and liabilities assumed had no impact on net assets acquired. Subsequently, during the third quarter of fiscal year 2005, the Company paid approximately $1.4 million in additional purchase price in settlement of the net asset adjustment based on the final closing balance sheet of the Digilab Business. This payment resulted in a corresponding increase in the total consideration paid and goodwill recorded relating to the Digilab Business. After reflecting these adjustments, the allocation of the purchase price paid for this acquisition is now as follows:

Amount Allocated
(in millions)
Accounts receivable, net	$4.2
Inventories	3.1
Other current assets	0.1
Property, plant, and equipment	0.1
Goodwill	5.0
Identified intangible assets	6.3

Total assets acquired	18.8
Liabilities assumed	(3.5)

Net assets acquired	15.3
Purchased in-process research and development	0.1

Total consideration	$15.4

In connection with the Magnex and Digilab Business acquisitions, the Company has accrued but not yet paid a portion of the purchase price amounts that have been retained to secure the sellers’ indemnification obligations. As of July 1, 2005, retained amounts for the Magnex acquisition included $6.0 million, which is due to be paid (or received in the form of notes payable by the Company at the payees’ election) in two equal installments (net of any indemnification claims) on the first and second anniversaries of the closing of that acquisition. The retained amount for the Digilab Business acquisition, which is due to be paid during the fourth quarter of fiscal year 2005 (net of any indemnification claims), totaled approximately $2.1 million at July 1, 2005. In addition to these retained payments, the Company is, from time to time, obligated to pay additional cash purchase price amounts in the event that certain financial or operational milestones are met by acquired businesses. As of July 1, 2005, up to a maximum of approximately $24.8 million could be payable through fiscal year 2007 under these contingent consideration arrangements. Of this maximum amount, a total of $10.0 million relates to the Digilab Business acquisition and can be earned if acquired product lines reach specific financial performance targets through September 2005, and $6.0 million relates to the Magnex acquisition and can be earned over a three-year period ending in November 2007, depending on the performance of the Magnex business relative to certain financial targets. The balance of approximately $8.8 million relates to the acquisition of Bear Instruments, Inc. in fiscal year 2001 and can be earned if acquired product lines reach specific financial performance targets through March 2006. During the third quarter of fiscal year 2005, the Company made a payment of approximately $0.7 million to the former Bear shareholders under their contingent consideration arrangement. This amount was recorded as additional purchase price and resulted in an increase in goodwill.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8.	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for each of the Company’s reporting segments in the first nine months of fiscal year 2005 were as follows:

	Scientific Instruments	Vacuum Technologies	Electronics Manufacturing (Disposed)	Total Company
(in thousands)
Balance as of October 1, 2004	$128,373	$966	$2,102	$131,441
Fiscal year 2005 acquisition (Note 7)	14,504	—	—	14,504
Contingent payments on prior years’ acquisitions	696	—	—	696
Closing balance sheet-related payment on prior year’s acquisitions	1,383	—	—	1,383
Foreign currency impacts and other adjustments	490	—	—	490
Fiscal year 2005 divestiture (Note 4)	—	—	(2,102)	(2,102)

Balance as of July 1, 2005	$145,446	$966	$—	$146,412

As required by SFAS 142, Goodwill and Other Intangible Assets, the Company performs an annual goodwill impairment assessment. This assessment is performed in the second quarter of each fiscal year. In the fiscal quarter ended April 1, 2005, the Company completed its annual impairment test and determined that there was no impairment of goodwill.

The following intangible assets have been recorded and are being amortized by the Company:

	July 1, 2005
	Gross	Accumulated Amortization	Net
(in thousands)
Intangible assets
Existing technology	$10,172	$(4,045)	$6,127
Patents and core technology	18,518	(2,874)	15,644
Trade names and trademarks	2,176	(855)	1,321
Customer lists	9,305	(3,427)	5,878
Other	2,427	(1,414)	1,013

Total	$42,598	$(12,615)	$29,983

	October 1, 2004
	Gross	Accumulated Amortization	Net
(in thousands)
Intangible assets
Existing technology	$10,172	$(2,988)	$7,184
Patents and core technology	6,777	(1,066)	5,711
Trade names and trademarks	2,176	(654)	1,522
Customer lists	7,505	(1,806)	5,699
Other	2,445	(1,282)	1,163

Total	$29,075	$(7,796)	$21,279

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization expense relating to intangible assets was $1.7 million and $0.7 million during the fiscal quarters ended July 1, 2005 and July 2, 2004, respectively, and $4.9 million and $2.1 million during the nine months ended July 1, 2005 and July 2, 2004, respectively. At July 1, 2005, estimated amortization expense for the remainder of fiscal 2005 and for each of the five succeeding fiscal years and thereafter follows:

Estimated Amortization Expense
(in thousands)
Three months ending September 30, 2005	$1,565
Fiscal year 2006	6,319
Fiscal year 2007	5,719
Fiscal year 2008	4,896
Fiscal year 2009	4,100
Fiscal year 2010	3,776
Thereafter	3,608

Total	$29,983

Note 9.	Restructuring Activities

Fiscal Year 2005 Plans. During the first quarter of fiscal year 2005, the Company undertook certain restructuring actions to rationalize its Scientific Instruments field support administration in the United Kingdom following the completion of the Company’s acquisition of Magnex. These actions were undertaken to achieve operational efficiencies and eliminate redundant costs resulting from the acquisition, which involved the termination of approximately 20 employees, the consolidation of certain field support administrative functions currently located in the Company’s Walton, U.K. location to Magnex’s location in Oxford, U.K., and the closure of the Walton facility. Restructuring and other related costs relating to this plan have been recorded and included in general and administrative expenses.

The following table sets forth changes in the Company’s liability relating to the foregoing restructuring plan during the first, second, and third quarters of fiscal year 2005:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at October 1, 2004	$—	$—	$—
Charges to expense	270	—	270

Balance at December 31, 2004	270	—	270
Charges to expense, net	—	1,527	1,527
Cash payments	(131)	(3)	(134)
Foreign currency impacts and other adjustments	(15)	(11)	(26)

Balance at April 1, 2005	124	1,513	1,637
Cash payments	(32)	—	(32)
Foreign currency impacts and other adjustments	(3)	(58)	(61)

Balance at July 1, 2005	$89	$1,455	$1,544

In addition to the foregoing restructuring costs, the Company incurred approximately $0.1 million in other costs relating directly to the consolidation of certain field support administrative functions from the Company’s

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Walton location to Magnex’s Oxford location during the third quarter of fiscal year 2005. This amount was comprised of non-cash charges for accelerated depreciation of assets to be disposed of upon the closure of the Walton facility and employee retention and relocation costs, which will be settled in cash. Since the inception of this plan, the Company has recorded approximately $1.8 million in restructuring charges and approximately $0.3 million of other related costs.

During the third quarter of fiscal year 2005, the Company committed to a separate plan to reorganize, consolidate and eliminate certain activities. This plan was undertaken due to of the divestiture of the Company’s Electronics Manufacturing Business, the result of which is that the Company has lower revenues and reduced infrastructure requirements. Management determined that this required the Company to adjust its organization and reduce its cost structure.

Under this plan, certain administrative functions within the Company’s Corporate organization and Scientific Instruments segment were reorganized and consolidated. This involved changes in reporting structures, consolidation of certain activities, and the elimination of employee positions. In addition, this plan involves the elimination of employee positions in certain other operations to reduce the Company’s cost structure. Management expects these activities to be completed by the end of the first quarter of its fiscal year 2006.

The measures described above resulted in the elimination of a total of approximately 70 employee positions, of which approximately 45 were in North America and approximately 20 are in Europe. The costs associated with this plan consist of one-time termination benefits and other related costs for employees in the Corporate organization and the Scientific Instruments segment whose positions were eliminated.

The following table sets forth changes in the Company’s liability relating to the foregoing restructuring plan during the third quarter of fiscal year 2005:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at April 1, 2005	$—	$—	$—
Charges to expense, net	3,615	—	3,615
Cash payments	(930)	—	(930)
Foreign currency impacts and other adjustments	(101)	—	(101)

Balance at July 1, 2005	$2,584	$—	$2,584

In addition to the foregoing restructuring costs, the Company incurred approximately $0.2 million in other costs, comprised of employee retention costs, relating directly to the reorganization and consolidation of certain activities and the elimination of employee positions. This amount will be settled in cash.

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

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth changes in the Company’s liability relating to the foregoing restructuring plan during the first and second quarters of fiscal year 2005:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at October 1, 2004	$665	$—	$665
Charges to expense	335	—	335
Cash payments	(23)	—	(23)
Foreign currency impacts and other adjustments	21	—	21

Balance at December 31, 2004	998	—	998
Cash payments	(981)	—	(981)
Foreign currency impacts and other adjustments	(17)	—	(17)

Balance at April 1, 2005 (plan completed)	$—	$—	$—

Also during fiscal year 2004, the Company committed to a separate plan to reorganize the Scientific Instruments and corporate marketing organizations and to consolidate certain Scientific Instruments administrative functions in North America. This plan, which involved the termination of approximately 20 employees, was undertaken to more closely align the strategic and operational focus of these organizations across different product lines and to improve efficiency and reduce operating costs. These actions were initiated in the fourth quarter of fiscal year 2004 and will be completed by the end of the fourth quarter of fiscal year 2005. All severance and other employee-related costs relating to this restructuring plan were initially recorded and included in general and administrative expenses in the fourth quarter of fiscal year 2004. This restructuring plan did not involve any non-cash components. Since the inception of this plan, the Company has recorded restructuring charges of approximately $0.9 million.

The following table sets forth changes in the Company’s liability relating to the foregoing restructuring plan during the first second, and third quarters of fiscal year 2005:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at October 1, 2004	$859	$—	$859
Reversals of expense, net	(11)	—	(11)
Cash payments	(224)	—	(224)

Balance at December 31, 2004	624	—	624
Cash payments	(371)	—	(371)
Foreign currency impacts and other adjustments	5	—	5

Balance at April 1, 2005	258	—	258
Cash payments	(180)	—	(180)
Foreign currency impacts and other adjustments	(13)	—	(13)

Balance at July 1, 2005	$65	$—	$65

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

The following table sets forth changes in the Company’s liability relating to the foregoing restructuring activities during the first, second, and third quarters of fiscal year 2005:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at October 1, 2004	$149	$830	$979
Charges to expense, net	—	402	402
Cash payments	(63)	(296)	(359)
Foreign currency impacts and other adjustments	1	16	17

Balance at December 31, 2004	87	952	1,039
Cash payments	—	(217)	(217)
Foreign currency impacts and other adjustments	(3)	(6)	(9)

Balance at April 1, 2005	84	729	813
Cash payments	—	(74)	(74)
Foreign currency impacts and other adjustments	(6)	—	(6)

Balance at July 1, 2005	$78	$655	$733

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

Product Warranties. The Company’s products are generally subject to warranties. Liabilities for the estimated future costs of repair or replacement are established and charged to cost of sales at the time the related sale is recognized. The amount of liability to be recorded is based on management’s best estimates of future warranty costs after considering historical and projected product failure rates and product repair costs. Changes in the Company’s estimated liability for product warranty during the nine months ended July 1, 2005 and July 2, 2004 follow:

	Nine Months Ended
	July 1, 2005	July 2, 2004
(in thousands)
Beginning balance	$10,475	$10,261
Charges to costs and expenses	5,495	5,649
Warranty expenditures	(7,139)	(5,312)
Acquired warranty liabilities (Note 7)	1,742	—

Ending balance	$10,573	$10,598

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

The Company is subject to certain indemnification obligations to Jabil in connection with the Company’s sale of its Electronics Manufacturing Business to Jabil. These indemnification obligations cover certain aspects of the Company’s conduct of the Electronics Manufacturing Business prior to its sale to Jabil, including, but not limited to, employee, tax, litigation and environmental matters. The agreement containing these indemnification obligations is disclosed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended April 1, 2005. The estimated fair value of these indemnification obligations is not considered to be material.

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

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11.	Debt and Credit Facilities

Credit Facilities. As of July 1, 2005, the Company and its subsidiaries had a total of $81.3 million in uncommitted and unsecured credit facilities for working capital purposes with interest rates to be established at the time of borrowing. No borrowings were outstanding under these credit facilities as of July 1, 2005. All of these credit facilities contain certain customary conditions and events of default, with which the Company was in compliance at July 1, 2005. Of the $81.3 million in uncommitted and unsecured credit facilities, a total of $48.8 million was limited for use by, or in favor of, certain subsidiaries at July 1, 2005, and a total of $15.4 million of this $48.8 million was being utilized in the form of bank guarantees and short-term standby letters of credit. These guarantees and letters of credit related primarily to advance payments and deposits made to the Company’s subsidiaries by customers for which separate liabilities were recorded in the unaudited condensed consolidated financial statements at July 1, 2005. No amounts had been drawn by beneficiaries under these or any other outstanding guarantees or letters of credit as of that date.

Long-term Debt. As of July 1, 2005, the Company had $30.0 million in term loans outstanding compared to $32.5 million at October 1, 2004. As of both July 1, 2005 and October 1, 2004, fixed interest rates on the term loans ranged from 6.7% to 7.2%. The weighted-average interest rate on the term loans was 6.8% at both July 1, 2005 and October 1, 2004. The term loans contain certain covenants that limit future borrowings and the payment of cash dividends and require the maintenance of certain levels of working capital and operating results. The Company was in compliance with all restrictive covenants of the term loan agreements at July 1, 2005. At October 1, 2004, the Company had other long-term notes payable of $4.2 million with a weighted-average interest rate of 0.0%. During fiscal year 2005, the Company paid the outstanding balance on this long-term note in advance of a significant scheduled increase in the applicable interest rate.

The following table summarizes future principal payments on borrowings under long-term debt outstanding as of July 1, 2005:

	Three Months Ending Sept. 30, 2005	Fiscal Years
		2006	2007	2008	2009	2010	Thereafter	Total
(in thousands)
Long-term debt (including current portion)	$—	$2,500	$2,500	$6,250	$—	$6,250	$12,500	$30,000

Note 12.	Defined Benefit Retirement Plans

Net Periodic Pension Cost. The components of net periodic pension cost relating to the Company’s defined benefit retirement plans follow:

	Fiscal Quarter Ended		Nine Months Ended
	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
(in thousands)
Service cost	$289	$725	$867	$2,174
Interest cost	810	749	2,430	2,248
Expected return on plan assets	(806)	(711)	(2,418)	(2,134)
Amortization of prior service cost and actuarial gains and losses	50	157	150	470
Curtailment gain	—	(1,284)	—	(1,284)
Settlement loss	—	—	1,477	—

Net periodic pension cost (income)	$343	$(364)	$2,506	$1,474

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

Employer Contributions. During the nine months ended July 1, 2005, the Company made contributions totaling $0.8 million to its defined benefit pension plans. The Company currently anticipates contributing an additional $0.4 million to these plans in the fourth quarter of fiscal year 2005.

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

For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further environmental-related activities or to estimate the future costs of such activities if undertaken. As of July 1, 2005, it was nonetheless estimated that the Company’s share of the future exposure for environmental-related costs for these sites and facilities ranged in the aggregate from $1.3 million to $2.6 million (without discounting to present value). The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 13 years as of July 1, 2005. No amount in the foregoing range of estimated future costs is believed to be more probable of being incurred than any other amount in such range, and the Company therefore had an accrual of $1.3 million as of July 1, 2005.

As to certain sites and facilities, sufficient knowledge has been gained to be able to better estimate the scope and certain costs of future environmental-related activities. As of July 1, 2005, it was estimated that the Company’s share of the future exposure for these environmental-related costs for these sites and facilities ranged in the aggregate from $4.5 million to $15.7 million (without discounting to present value). The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 30 years as of July 1, 2005. As to each of these sites and facilities, it was determined that a particular amount within the range of certain estimated costs was a better estimate of the future environmental-related cost than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. Together, the undiscounted amounts for these sites totaled $6.7 million at July 1, 2005. The Company therefore had an accrual of $4.5 million as of July 1, 2005, which represents the best estimate of its share of these future environmental-related costs discounted at 4%, net of inflation. This accrual is in addition to the $1.3 million described in the preceding paragraph.

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

An insurance company has agreed to pay a portion of certain of VAI’s (now VMS’) future environmental-related costs for which the Company has an indemnification obligation, and the Company therefore has a long-term receivable of $1.1 million (discounted at 4%, net of inflation) in other assets as of July 1, 2005 for the Company’s share of such recovery. The Company has not reduced any environmental-related liability in anticipation of recoveries from third parties.

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

Stock-Based Compensation. In November 2004, the Company granted 24,850 shares of nonvested common stock to its executive officers under the Company’s Omnibus Stock Plan. These shares, which were issued upon grant, remain restricted for three years from the grant date and will vest only if the employee is still actively employed by the Company on the vesting date. An aggregate of approximately $0.9 million, representing the fair market value of the unvested shares on the date of the grant, was recorded as deferred compensation (included as a component of stockholders’ equity) and is being recognized by the Company as stock-based compensation expense ratably over the three-year vesting period. During the fiscal quarter and nine months ended July 1, 2005, the Company recognized approximately $0.1 million and $0.2 million in stock-based compensation expense, respectively, relating to these nonvested stock grants.

In February 2005, the Company’s stockholders approved the amended and restated Varian, Inc. Omnibus Stock Plan (the “Plan”). Under the terms of the Plan, on the first business day following each annual meeting of the Company’s stockholders, each person then serving as a non-employee director is automatically granted stock units having an initial value of $25,000, which vest upon the director’s termination of service as a director and are paid out as soon as possible thereafter. Under the terms of the Stock Unit Agreement, the stock units will be paid out in shares. The non-employee director will not have rights as a stockholder with respect to the shares until such shares are paid out. The stock units are not transferable, except to the non-employee director’s designated beneficiary or estate in the event of his or her death. During the nine months ended July 1, 2005, the Company granted stock units with an aggregate value of $0.2 million to non-employee members of its Board of Directors (of which there were six) and recognized the total value of $0.2 million as stock-based compensation expense at the time of grant.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Repurchase Programs. In May 2004, the Company’s Board of Directors authorized the Company to repurchase up to 1,000,000 shares of its common stock until September 30, 2007. During the nine months ended July 1, 2005, the Company repurchased and retired 801,553 shares under this authorization at an aggregate cost of $33.6 million. As described in the following paragraph, this repurchase authorization was replaced upon the closing of the sale of the Electronics Manufacturing Business on March 11, 2005, and the remaining 6,344 shares under this authorization are no longer available for repurchase.

On February 4, 2005, the Company’s Board of Directors approved a new stock repurchase authorization under which the Company may repurchase up to $145.0 million of its common stock until September 30, 2006. This new authorization was conditioned upon the closing of the sale of the Electronics Manufacturing Business and, upon becoming effective, replaced the prior repurchase authorization approved in May 2004. The sale of the Electronics Manufacturing Business closed on March 11, 2005, and the new repurchase authorization became effective on that date. During the fiscal quarter ended July 1, 2005, the Company repurchased and retired approximately 2.9 million shares under this authorization at an aggregate cost of approximately $106.8 million. As of July 1, 2005, the Company had remaining authorization to repurchase approximately $38.2 million of its common stock under this program.

Note 15.	Income Taxes

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

During the third quarter of fiscal year 2005, the Company recorded a discrete, one-time reduction in income tax expense of approximately $1.8 million as a result of the elimination of withholding tax on certain dividends under a new tax law enacted in Switzerland during the quarter.

Note 16.	Net Earnings Per Share

Basic earnings per share are calculated based on net earnings and the weighted-average number of shares of common stock outstanding during the reported period. Diluted earnings per share include dilution from potential shares of common stock issuable pursuant to the exercise of outstanding stock options determined using the treasury stock method.

For the fiscal quarters ended July 1, 2005 and July 2, 2004, options to purchase approximately 619,000 and 53,000 shares, respectively, were excluded from the calculation of diluted earnings per share as their effect was anti-dilutive. For the nine months ended July 1, 2005 and July 2, 2004, options to purchase approximately 197,000 and 122,000 shares, respectively, were excluded from the calculation of diluted earnings per share as their effect was anti-dilutive.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of weighted-average basic shares outstanding to weighted-average diluted shares outstanding follows:

	Fiscal Quarter Ended		Nine Months Ended
	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
(in thousands)
Weighted-average basic shares outstanding	33,480	34,675	34,373	34,587
Net effect of dilutive stock options	587	1,119	700	1,211

Weighted-average diluted shares outstanding	34,067	35,794	35,073	35,798

Note 17.	Industry Segments

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

	Sales		Sales
	Fiscal Quarter Ended		Nine Months Ended
	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
(in millions)
Scientific Instruments	$152.0	$149.2	$469.2	$433.3
Vacuum Technologies	34.8	34.8	105.5	104.5

Total segment sales	$186.8	$184.0	$574.7	$537.8

	Pretax Earnings		Pretax Earnings
	Fiscal Quarter Ended		Nine Months Ended
	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
(in millions)
Scientific Instruments	$10.1	$13.4	$33.9	$40.3
Vacuum Technologies	5.6	5.3	17.8	16.9

Total industry segments	15.7	18.7	51.7	57.2
General corporate	(3.8)	(2.3)	(12.4)	(8.0)
Interest income	1.9	0.7	4.1	2.1
Interest expense	(0.5)	(0.6)	(1.6)	(1.8)

Total pretax earnings from continuing operations	$13.3	$16.5	$41.8	$49.5

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 18.	Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) issued a proposed amendment to Statement of Financial Accounting Standards (“SFAS”) 128, Earnings per Share, to make it consistent with International Accounting Standard 33, Earnings per Share, so as to make earnings per share computations comparable on a global basis. As currently drafted, the amendment would require companies to use the year-to-date average stock price to compute the number of treasury shares that could theoretically be purchased with the proceeds from exercise of share contracts such as options or warrants. The current method of calculating earnings per share requires companies to calculate an average of the potential incremental common shares computed for each quarter when computing year-to-date incremental shares. The proposed amendment would also change other aspects of SFAS 128 that would not impact the Company’s earnings per share calculations. The amended standard is currently expected to be issued in the fourth quarter of the Company’s fiscal year 2005 and, once effective, will require retrospective application for all prior periods presented. If the proposed statement is finalized in its current form (including the proposed effective date), its adoption is not expected to have a material impact on the Company’s financial condition or results of operations.

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

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS 154 requires retrospective application to prior period financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS 154 further requires a change in depreciation, amortization, or depletion method for long-lived, non-financial assets to be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material impact on its financial condition or results of operations.

In June 2005, the FASB issued FSP 143-1, Accounting for Electronic Equipment Waste Obligations. FSP 143-1 provides guidance on how companies should account for historical waste management obligations that arise from European Union (“EU”) Directive 2002/96/EC on Waste Electrical and Electronic Equipment (the “Directive”). The new guidance states that commercial users of electronic equipment subject to the Directive must apply SFAS No. 143, Accounting for Asset Retirement Obligations, and FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations. Commercial users will need to recognize an asset retirement obligation for the waste management obligation related to electrical and electronic equipment they own. FSP 143-1 is effective the later of the first reporting period that ends after June 8, 2005 or the date that the EU-member country adopts a law to implement the Directive. As of July 1, 2005, the EU member countries where the majority of the Company’s sales within the EU are made have not yet implemented the Directive. As a result, the Company is not yet able to determine whether the adoption of FSP 143-1 will have a material impact on its financial condition or results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution Regarding Forward-Looking Statements

Throughout this Report, and particularly in this Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations, there are forward-looking statements that are based upon our current expectations, estimates, and projections, and that reflect our beliefs and assumptions based upon information available to us at the date of this Report. In some cases, you can identify these statements by words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” and other similar terms. These forward-looking statements include those relating to the timing and amount of anticipated restructuring costs and related costs savings, our current expectations relating to our effective income tax rate, anticipated capital expenditures, and anticipated Sarbanes-Oxley Act Section 404 compliance costs.

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

Other risks and uncertainties that could cause actual results to differ materially from those in our forward-looking statements include, but are not limited to, the following: whether we will succeed in new product development, release, commercialization, performance, and acceptance; whether we can achieve continued growth in sales in life science applications; risks arising from the timing of shipments, installations, and the recognition of revenues on magnetic resonance (“MR”) products including nuclear magnetic resonance (“NMR”) and MR imaging systems and superconducting magnets; whether we can increase margins on newer MR products; the impact of shifting product mix on profit margins; competitive products and pricing; economic conditions in our product and geographic markets; whether we will see continued and timely delivery of key raw materials and components by suppliers; foreign currency fluctuations that could adversely impact revenue growth and earnings; whether we will see sustained or improved market investment in capital equipment; whether we will see reduced demand from customers that operate in cyclical industries; the impact of any delay or reduction in government funding for research; our ability to successfully integrate acquisitions; the actual cost of restructuring activities and their timing and impact on future costs; the timing and amount of discrete income tax events; whether the actual cost of complying with the requirements of Section 404 of the Sarbanes-Oxley Act will exceed our current estimates; and other risks detailed from time to time in our filings with the U.S. Securities and Exchange Commission (the “SEC”). We disclaim any intent or obligation to update publicly any forward-looking statements, whether in response to new information, future events, or otherwise.

Results of Operations

Sale of Electronics Manufacturing Business and Discontinued Operations. During the second quarter of fiscal year 2005, we sold the business formerly operated as our Electronics Manufacturing segment to Jabil Circuit, Inc. In connection with the sale, we determined that this business should be accounted for as discontinued operations in accordance with accounting principles generally accepted in the United States. Consequently, the results of operations of the Electronics Manufacturing business have been excluded from our results from continuing operations for all periods presented and have instead been presented on a discontinued operations basis. Earnings from discontinued operations for the third quarter and first nine months of fiscal year 2005 are discussed separately below.

Third Quarter of Fiscal Year 2005 Compared to Third Quarter of Fiscal Year 2004

Segment Results

Our continuing operations are grouped into two reportable business segments: Scientific Instruments and Vacuum Technologies. The following table presents comparisons of our sales and operating earnings for each of those segments and in total for the third quarters of fiscal years 2005 and 2004:

	Fiscal Quarter Ended
	July 1, 2005		July 2, 2004		Increase (Decrease)
	$	% of Sales	$	% of Sales	$	%
(dollars in millions)
Sales by Segment:
Scientific Instruments	$152.0		$149.2		$2.8	1.9%
Vacuum Technologies	34.8		34.8		—	—

Total company	$186.8		$184.0		$2.8	1.5%

Operating Earnings by Segment:
Scientific Instruments	$10.1	6.6%	$13.4	8.9%	$(3.3)	(24.6)%
Vacuum Technologies	5.6	16.3	5.3	15.3	0.3	6.7

Total segments	15.7	8.4	18.7	10.1	(3.0)	(15.7)
General corporate	(3.8)	(2.0)	(2.3)	(1.2)	1.5	68.6

Total company	$11.9	6.4%	$16.4	8.9%	$(4.5)	(27.3)%

Scientific Instruments. The increase in Scientific Instruments sales was primarily attributable to higher volume due to increased customer demand for certain information rich detection products, as well as magnet products obtained through the acquisition of Magnex Scientific Limited (“Magnex”) in November 2004 and product lines acquired from Digilab LLC (the “Digilab Business”) in September 2004. This stronger sales volume was partially offset by lower sales of high-field NMR systems. Scientific Instruments orders in the third quarter of fiscal year 2005 grew low double digits compared to the third quarter of fiscal year 2004 but were not converted to revenues at a corresponding rate due to a variety of temporary factors.

Scientific Instruments operating earnings for the third quarters of fiscal years 2005 and 2004 include pretax restructuring and other related costs of $3.6 million and $1.6 million, respectively (see Restructuring Activities below), and acquisition-related intangible amortization of $1.7 million and $0.6 million, respectively. In addition, operating earnings for the third quarter of fiscal year 2005 includes amortization of $0.8 million related to inventory written up in connection with the acquisition of Magnex. Excluding the impact of these items, operating earnings as a percentage of sales were relatively constant.

Vacuum Technologies. Vacuum Technologies sales were the same in both the third quarter of fiscal year 2005 and the third quarter in fiscal year 2004, as the growth of sales into life science applications was offset by a decrease in sales into industrial applications, particularly in North America.

The increase in Vacuum Technologies operating earnings as a percentage of sales in the third quarter of fiscal year 2005 was primarily attributable to manufacturing and quality improvements.

Consolidated Results

The following table presents comparisons of our sales and other selected consolidated financial results for the third quarters of fiscal years 2005 and 2004:

	Fiscal Quarter Ended
	July 1, 2005		July 2, 2004		Increase (Decrease)
	$	% of Sales	$	% of Sales	$	%
(dollars in millions, except per share data)
Sales	$186.8	100.0%	$184.0	100.0%	$2.8	4.6%

Gross profit	84.5	45.3	81.1	44.1	3.4	4.2

Operating expenses:
Sales and marketing	42.0	22.5	39.4	21.5	2.6	6.5
Research and development	14.0	7.5	12.5	6.8	1.5	12.0
General and administrative	16.6	8.9	12.8	6.9	3.8	30.2

Total operating expenses	72.6	38.9	64.7	35.2	7.9	12.1

Operating earnings	11.9	6.4	16.4	8.9	(4.5)	(27.3)
Interest income	1.8	1.0	0.8	0.4	1.0	150.3
Interest expense	(0.5)	(0.3)	(0.6)	(0.3)	0.1	10.9
Income tax expense	(2.7)	(1.4)	(5.6)	(2.9)	2.9	51.4

Earnings from continuing operations	$10.5	5.6%	$11.0	6.0%	$(0.5)	(3.9)%

Net earnings per diluted share from continuing operations	$0.31		$0.31		$—

Sales. As discussed under the heading Segment Results above, sales in the third quarter of fiscal year 2005 by the Scientific Instruments and Vacuum Technologies segments increased by 1.9% and remained constant, respectively, compared to the prior-year quarter. The overall improvement in sales was primarily attributable to demand for certain information rich detection products, including those obtained through the Magnex and Digilab Business acquisitions. During the third quarter, the stronger sales volume due to these factors was partially offset by the low order conversion rate and lower sales of high-field NMR systems in the Scientific Instruments segment and continued weakness in demand for industrial applications in the Vacuum Technologies segment.

Geographically, sales in North America of $77.5 million, Europe of $68.9 million, and the rest of the world of $40.3 million in the third quarter of fiscal year 2005 represented increases (decreases) of (2.1%), (4.5%), and 23.8%, respectively, compared to the third quarter of fiscal year 2004. Decreases in Scientific Instruments sales in North America and Europe were primarily due to lower sales of high-field NMR systems into those regions. Lower Vacuum Technologies sales into industrial applications in North America also contributed to the decrease in that region. With respect to the rest of the world, sales in the Pacific Rim and Latin America increased for both segments as a result of demand certain information rich detection products, including those obtained through the Digilab Business acquisition.

Gross Profit. Gross profit for the third quarter of fiscal year 2005 reflects the impact of $0.8 million in amortization expense related to inventory written up in connection with the Magnex acquisition (this amount was included in cost of sales). Excluding the impact of this amortization, the gross profit percentage increased compared to the third quarter of fiscal 2004 primarily as a result of changes in the Scientific Instruments sales mix. In particular, a decrease in sales of lower margin high-field NMR systems was offset by increased sales of higher margin mass spectrometry and optical spectroscopy products. Manufacturing and quality improvements in the Vacuum Technologies segment also contributed to the increased gross profit percentage.

Sales and Marketing. The increase in sales and marketing expenses was primarily attributable to the acquisitions of Magnex and the Digilab Business as well as higher order-based commissions in the third quarter of fiscal year 2005.

Research and Development. The increase in research and development expenses as a percentage of sales in the third quarter of fiscal year 2005 was primarily due to our continued focus within the Scientific Instruments and Vacuum Technologies segments on new product development, with an emphasis on information rich detection products, and the timing of new product release activity. In absolute dollars, the increase was also attributable to the acquisitions of Magnex and the Digilab Business.

General and Administrative. General and administrative expenses for the third quarter of fiscal year 2005 included approximately $3.9 million in pretax restructuring and other related costs and approximately $1.7 million in amortization expense relating to acquisition-related intangible assets. In comparison, general and administrative expenses for the third quarter of fiscal year 2004 included approximately $1.6 million in pretax restructuring and other related costs, approximately $0.7 million in acquisition-related intangible amortization and a pretax gain of $1.3 million relating to the curtailment of a defined benefit pension plan in Australia. Excluding the impact of these items, general and administrative expenses decreased as a percentage of sales and in absolute dollars. These decreases, which were primarily the result of efficiency improvements (including reduced employee-related costs due to restructuring activities), were partially offset by higher Sarbanes-Oxley Section 404 implementation costs and the acquisitions of Magnex and the Digilab Business.

We currently anticipate that general and administrative expenses will continue to be adversely impacted for the remainder of fiscal year 2005 and during the first quarter of fiscal year 2006 by high costs relating to the initial implementation of the requirements of Sarbanes-Oxley Section 404.

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

The following table sets forth changes in our liability relating to the foregoing restructuring plan during the third quarter of fiscal year 2005:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at April 1, 2005	$124	$1,513	$1,637
Cash payments	(32)	—	(32)
Foreign currency impacts and other adjustments	(3)	(58)	(61)

Balance at July 1, 2005	$89	$1,455	$1,544

In addition to the foregoing restructuring costs, we incurred approximately $0.1 million in other costs relating directly to the consolidation of certain field support administrative functions from the Walton location to Magnex’s Oxford location during the third quarter of fiscal year 2005. This amount was comprised of non-cash charges for accelerated depreciation of assets to be disposed of upon the closure of the Walton facility and employee retention costs, which will be settled in cash. Since the inception of this plan, we have recorded approximately $1.8 million in restructuring charges and approximately $0.3 million of other related costs.

We currently anticipate that general and administrative expenses for the fourth quarter of fiscal year 2005 and the first quarter of fiscal year 2006 will include approximately $0.2 million and $0.1 million in other restructuring-related costs, respectively, comprised of facility and employee relocation and employee training costs, in connection with the Walton facility closure and consolidation in Oxford. Substantially all actions under the plan are expected to be completed by the end of the first quarter of fiscal year 2006.

During the third quarter of fiscal year 2005, we committed to a separate plan to reorganize, consolidate and eliminate certain activities. This plan was undertaken due to the divestiture of our Electronics Manufacturing business, the result of which is that we have lower revenues and reduced infrastructure requirements. We determined that this required us to adjust our organization and reduce our cost structure.

Under this plan, certain administrative functions within our Corporate organization and Scientific Instruments segment were reorganized and consolidated. This involved changes in reporting structures, consolidation of certain activities and the elimination of employee positions. In addition, this plan involves the elimination of employee positions in certain other operations to reduce our cost structure. We expect these activities to be completed by the end of the first quarter of our fiscal year 2006.

The measures described above resulted in the elimination of a total of approximately 70 employee positions, of which approximately 45 were in North America and approximately 20 are in Europe. The costs associated with this plan consist of one-time termination benefits and other related costs for employees in the Corporate organization and the Scientific Instruments segment whose positions were eliminated.

The following table sets forth changes in our liability relating to the foregoing restructuring plan during the third quarter of fiscal year 2005:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at April 1, 2005	$—	$—	$—
Charges to expense, net	3,615	—	3,615
Cash payments	(930)	—	(930)
Foreign currency impacts and other adjustments	(101)	—	(101)

Balance at July 1, 2005	$2,584	$—	$2,584

In addition to the foregoing restructuring costs, we incurred approximately $0.2 million in other costs, comprised of employee retention costs, relating directly to the reorganization and consolidation of certain activities and the elimination of employee positions. This amount will be settled in cash.

Fiscal Year 2004 Plans. During fiscal year 2004, we committed to a plan to reorganize our Scientific Instruments and corporate marketing organizations and to consolidate certain Scientific Instruments administrative functions in North America. This plan, which involved the termination of approximately 20 employees, was undertaken to more closely align the strategic and operational focus of these organizations across different product lines and to improve efficiency and reduce operating costs. These actions were initiated in the fourth quarter of fiscal year 2004 and will be completed by the end of the fourth quarter of fiscal year 2005. All severance and other employee-related costs relating to this restructuring plan were initially recorded and included in general and administrative expenses in the fourth quarter of fiscal year 2004. This restructuring plan did not involve any non-cash components. Since the inception of this plan, we have recorded restructuring charges of approximately $0.9 million.

The following table sets forth changes in our liability relating to the foregoing restructuring plan during the third quarter of fiscal year 2005:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at April 1, 2005	$258	$—	$258
Cash payments	(180)	—	(180)
Foreign currency impacts and other adjustments	(13)	—	(13)

Balance at July 1, 2005	$65	$—	$65

Fiscal Year 2003 Plan. During fiscal year 2003, we undertook certain restructuring actions to improve efficiency and more closely align employee skill sets and other resources with our evolving product mix as a result of our continued emphasis on nuclear magnetic resonance (“NMR”), mass spectroscopy, and consumable products, with a bias toward life science applications. In addition, actions were undertaken to create a more efficient consumable products operation. These actions primarily impacted the Scientific Instruments segment and involved the termination of approximately 160 employees (principally in sales and marketing, administration, service, and manufacturing functions), the closure of three sales offices, and the consolidation of three consumable products factories into one in Southern California. Substantially all of these activities were completed during fiscal year 2003 except for the termination of approximately 20 employees, which took place in the second and third quarters of fiscal year 2004, and the Southern California facility consolidation, which was initiated in the third quarter of fiscal year 2003 and was substantially completed in the first quarter of fiscal year 2005. Costs relating to restructuring activities recorded under this plan have been included in general and administrative expenses.

The following table sets forth changes in our liability relating to the foregoing restructuring activities during the third quarter of fiscal year 2005:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at April 1, 2005	$84	$729	$813
Cash payments	—	(74)	(74)
Foreign currency impacts and other adjustments	(6)	—	(6)

Balance at July 1, 2005	$78	$655	$733

The non-cash portion of restructuring costs recorded in connection with these restructuring actions was not significant, either in the aggregate or for any single period. Since the inception of this plan, we have recorded approximately $7.9 million in restructuring charges and approximately $2.3 million of other related costs.

Restructuring Cost Savings. When they were initiated, each of the foregoing restructuring plans was eventually expected to result in a reduction in annual operating expenses. The following table sets forth the estimated annual cost savings for each plan as well as where those cost savings were expected to be realized:

Restructuring Plan	Estimated Annual Cost Savings
Fiscal Year 2003 Plan (Scientific Instruments resource realignment including employee terminations, sales office closures, and Southern California consumable product factory consolidation)	$9.0 million -$11.0 million

Fiscal Year 2004 Plan (Scientific Instruments factory management)	$0.6 million -$0.8 million

Fiscal Year 2004 Plan (Scientific Instruments and corporate marketing organizations; Scientific Instruments administrative functions)	$1.0 million -$1.5 million

Fiscal Year 2005 Plan (Scientific Instruments U.K. field support administration)	$0.8 million -$1.2 million

Fiscal Year 2005 Plan (Scientific Instruments and corporate administrative functions)	$4.5 million -$5.5 million

These estimated costs savings are primarily expected to impact selling, general, and administrative expenses and, to a lesser extent, cost of sales. Some of these cost savings have been and will continue to be reinvested in other parts of our business, for example, as part of our continued emphasis on NMR and MR imaging, mass spectroscopy, and consumable products. In addition, unrelated cost increases in other areas of our operations such as corporate compliance costs could offset some of these cost savings. Although it is difficult to quantify with any precision our actual cost savings to date from these activities, many of which are still ongoing, we currently believe that the ultimate savings realized will not differ materially from our initial estimate.

Income Tax Expense. The effective income tax rate was 20.4% for the third quarter of fiscal 2005, compared to 33.7% for the third quarter of fiscal 2004. The lower tax rate in the third quarter of fiscal 2005 was principally due to a discrete one-time reduction of income tax expense of approximately $1.8 million as a result of the elimination of withholding tax on certain dividends under a new tax law enacted in Switzerland during the quarter. Excluding the impact of this discrete item, the effective income tax rate for the third quarter of fiscal 2005 was relatively constant compared to the rate in the prior-year quarter.

Earnings from Continuing Operations. Earnings from continuing operations for the third quarter of fiscal year 2005 reflect the impact of approximately $3.9 million in pretax restructuring and other related costs, approximately $1.7 million in pretax acquisition-related intangible amortization, approximately $0.8 million in pretax amortization related to inventory written up in connection with the Magnex acquisition, and a discrete one-time reduction of income tax expense of approximately $1.8 million as a result of the elimination of withholding tax on certain dividends under a new tax law enacted in Switzerland during the quarter. Earnings from continuing operations for the third quarter of fiscal year 2004 reflect the impact of approximately $1.6 million in pretax restructuring and other related costs, approximately $0.7 million in pretax acquisition-related intangible amortization and a pretax gain of $1.3 million relating to the curtailment of a defined benefit pension plan in Australia. Excluding the impact of these items, the increase in earnings from continuing operations resulted primarily from improved gross profit margins, partially offset by higher operating expenses due primarily to higher Sarbanes-Oxley Section 404 implementation costs and the acquisitions of Magnex and the Digilab Business.

Earnings from Discontinued Operations. Earnings from discontinued operations include earnings from the operations of the disposed Electronics Manufacturing business as well as the gain on that transaction. During the third quarter of fiscal year 2005, we recorded approximately $4.0 million (net of tax) of additional gain on the sale transaction relating to the settlement for $6.6 million of a net working capital adjustment based on the final balance sheet of the disposed Electronics Manufacturing business.

First Nine Months of Fiscal Year 2005 Compared to First Nine Months of Fiscal Year 2004

Segment Results

The following table presents comparisons of our sales and operating earnings for each of our segments and in total for the first nine months of fiscal years 2005 and 2004:

	Nine Months Ended
	July 1, 2005		July 2, 2004		Increase (Decrease)
	$	% of Sales	$	% of Sales	$	%
(dollars in millions)
Sales by Segment:
Scientific Instruments	$469.2		$433.3		$35.9	8.3%
Vacuum Technologies	105.5		104.5		1.0	1.0

Total company	$574.7		$537.8		$36.9	6.9%

Operating Earnings by Segment:
Scientific Instruments	$33.9	7.2%	$40.3	9.3%	$(6.4)	(15.8)%
Vacuum Technologies	17.8	16.9	16.9	16.2	0.9	5.3

Total segments	51.7	9.0	57.2	10.6	(5.5)	(9.6)
General corporate	(12.4)	(2.2)	(8.0)	(1.6)	4.4	57.1

Total company	$39.3	6.8%	$49.2	9.2%	$(9.9)	(20.3)%

Scientific Instruments. The increase in Scientific Instruments sales was primarily attributable to higher sales volume in all regions, but particularly in Europe and the Pacific Rim. Increased customer demand for certain information rich detection products, including those obtained through the acquisitions of Magnex and the Digilab Business, drove the higher sales volume in both life science and industrial applications.

Scientific Instruments operating earnings for the first nine months of fiscal years 2005 and 2004 include pretax restructuring and other related costs of $6.6 million and $2.2 million, respectively (see Restructuring Activities below), and acquisition-related intangible amortization of $4.8 million and $2.0 million, respectively. In addition, operating earnings for the first nine months of fiscal year 2005 include the impact of an in-process research and development charge of $0.7 million and amortization of $3.9 million related to inventory written up in connection with the acquisitions of Magnex and the Digilab Business. Excluding the impact of these items, the slight increase in operating earnings as a percentage of sales resulted primarily from sales volume leverage and efficiency improvements. The increase from these positive factors was partially offset by the adverse impact of transition costs relating to the Magnex and Digilab Business acquisitions.

Vacuum Technologies. The increase in Vacuum Technologies sales resulted primarily from higher demand for products serving life science applications, which was partially offset by a decrease in sales into industrial applications, particularly in North America.

The increase in Vacuum Technologies operating earnings as a percentage of sales was primarily attributable to manufacturing and quality improvements.

Consolidated Results

The following table presents comparisons of our sales and other selected consolidated financial results for the first nine months of fiscal years 2005 and 2004:

	Nine Months Ended
	July 1, 2005		July 2, 2004		Increase (Decrease)
	$	% of Sales	$	% of Sales	$	%
(dollars in millions, except per share data)
Sales	$574.7	100.0%	$537.8	100.0%	$36.9	6.9%

Gross profit	251.0	43.7	237.3	44.1	13.7	5.8

Operating expenses:
Sales and marketing	123.6	21.5	116.9	21.7	6.7	5.7
Research and development	41.1	7.2	36.3	6.8	4.8	13.1
General and administrative	46.3	8.1	34.9	6.5	11.4	33.0
Purchased in-process research and development	0.7	0.1	—	—	0.7	100.0

Total operating expenses	211.7	36.9	188.1	35.0	23.6	12.6

Operating earnings	39.3	6.8	49.2	9.1	(9.9)	(20.3)
Interest income	4.1	0.7	2.1	0.4	2.0	96.8
Interest expense	(1.7)	(0.2)	(1.8)	(0.3)	0.1	8.0
Income tax expense	(9.6)	(1.7)	(16.6)	(3.1)	7.0	42.3

Earnings from continuing operations	$32.1	5.6%	$32.9	6.1%	$(0.8)	(2.3)%

Net earnings per diluted share from continuing operations	$0.92		$0.92		$—

Sales. As discussed under the heading Segment Results above, sales by the Scientific Instruments and Vacuum Technologies segments in the first nine months of fiscal year 2005 increased by 8.3% and 1.0%, respectively, compared to the first nine months of fiscal year 2004. The overall improvement in sales was primarily attributable to demand for certain information rich detection products, including those obtained through the Magnex and Digilab Business acquisitions.

Geographically, sales in North America of $235.3 million, Europe of $222.5 million, and the rest of the world of $116.9 million in the first nine months of fiscal year 2005 represented increases of 2.5%, 9.1%, and 12.1%, respectively, compared to the first nine months of fiscal year 2004. Sales by the Scientific Instruments segment increased across all major geographic regions, as did Vacuum Technologies segment sales into Europe and the Pacific Rim. However, Vacuum Technologies sales into North America decreased in the first nine months of fiscal year 2005, primarily as a result of lower demand from industrial customers.

Gross Profit. Gross profit for the first nine months of fiscal year 2005 reflects the impact of $3.9 million in amortization expense related to inventory written up in connection with the Magnex and the Digilab Business acquisitions (this amount was included in cost of sales). Excluding the impact of this amortization, the increase in gross profit percentage compared to the first nine months of fiscal year 2004 resulted primarily from manufacturing and quality improvements in the Vacuum Technologies segment during the period.

Sales and Marketing. The decrease in sales and marketing expenses as a percentage of sales resulted primarily from higher sales volume leverage and the positive effects of efficiency improvements in the Scientific Instruments segment in the first nine months of fiscal year 2005. In absolute dollars, the increase in sales and marketing expenses primarily related to the acquisitions of Magnex and the Digilab Business.

Research and Development. The increase in research and development as a percentage of sales was due primarily to our continued focus on new product development with an emphasis on information rich detection products and the timing of new product release activity. In absolute dollars, the increase was also attributable to the acquisitions of Magnex and the Digilab Business.

General and Administrative. General and administrative expenses for the first nine months of fiscal year 2005 included approximately $6.8 million in pretax restructuring and other related costs, approximately $4.8 million in amortization expense relating to acquisition-related intangible assets, and a pretax loss of approximately $1.5 million relating to the settlement of a defined benefit pension plan in Australia (this settlement loss offset a related defined benefit plan curtailment gain of approximately $1.2 million recorded in the second half of fiscal year 2004). In comparison, general and administrative expenses for the first nine months of fiscal year 2004 included approximately $2.2 million in pretax restructuring costs, approximately $2.1 million in acquisition-related intangible amortization and a pretax gain of approximately $1.3 million relating to the curtailment of a defined benefit pension plan in Australia. Excluding the impact of these items, general and administrative expenses decreased as a percentage of sales and in absolute dollars. These decreases, which were primarily the result of efficiency improvements (including reduced employee-related costs due to restructuring activities), were partially offset by higher Sarbanes-Oxley implementation costs and the acquisitions of Magnex and the Digilab Business.

Purchased In-Process Research and Development. In connection with the Magnex acquisition in November 2004, we recorded a one-time charge of approximately $0.7 million for purchased in-process research and development relating to several MR imaging products that were in process at the time the acquisition was completed. No such charges were recorded in the first nine months of fiscal year 2004.

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

The following table sets forth changes in our liability relating to the foregoing restructuring plan during the first nine months of fiscal year 2005:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at October 1, 2004	$—	$—	$—
Charges to expense, net	270	1,527	1,797
Cash payments	(163)	(3)	(166)
Foreign currency impacts and other adjustments	(18)	(69)	(87)

Balance at July 1, 2005	$89	$1,455	$1,544

In addition to the foregoing restructuring costs, we incurred approximately $0.3 million in other costs relating directly to the consolidation of certain field support administrative functions from the Walton location to Magnex’s Oxford location during the first nine months of fiscal year 2005. This amount was comprised of non-cash charges for accelerated depreciation of assets to be disposed of upon the closure of the Walton facility and employee retention costs, which will be settled in cash. Since the inception of this plan, we have recorded approximately $1.8 million in restructuring charges and approximately $0.3 million of other related costs.

Also during the third quarter of fiscal year 2005, we committed to a separate plan to reorganize, consolidate, and eliminate certain activities. This plan was undertaken due to the divestiture of our Electronics Manufacturing business, the result of which is that we have lower revenues and reduced infrastructure requirements. We determined that this required us to adjust our organization and reduce our cost structure.

Under this plan, certain administrative functions within our Corporate organization and Scientific Instruments segment were reorganized and consolidated. This involved changes in reporting structures, consolidation of certain activities, and the elimination of employee positions. In addition, this plan involves the elimination of employee positions in certain other operations to reduce our cost structure. We expect these activities to be completed by the end of the first quarter of our fiscal year 2006.

The measures described above resulted in the elimination of a total of approximately 70 employee positions, of which approximately 45 were in North America and approximately 20 are in Europe. The costs associated with this plan consist of one-time termination benefits and other related costs for employees in the Corporate organization and the Scientific Instruments segment whose positions were eliminated.

The following table sets forth changes in our liability relating to the foregoing restructuring plan during the first nine months of fiscal year 2005:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at October 1, 2004	$—	$—	$—
Charges to expense, net	3,615	—	3,615
Cash payments	(930)	—	(930)
Foreign currency impacts and other adjustments	(101)	—	(101)

Balance at July 1, 2005	$2,584	$—	$2,584

In addition to the foregoing restructuring costs, we incurred approximately $0.2 million in other costs, comprised of employee retention costs, relating directly to the reorganization and consolidation of certain activities and the elimination of employee positions. This amount will be settled in cash.

Fiscal Year 2004 Plans. During fiscal year 2004, we undertook certain restructuring actions to reorganize the management structure in our Scientific Instruments factories in Australia and the Netherlands. These actions were undertaken to narrow the strategic and operational focus of these factories and involved the termination of three employees. These actions were initiated in the fourth quarter of fiscal year 2004 and were completed in the second quarter of fiscal year 2005. All severance and other employee-related costs relating to this restructuring plan were initially recorded and included in general and administrative expenses in the fourth quarter of fiscal year 2004; an adjustment to these amounts was recorded during the first nine months of fiscal year 2005. This restructuring plan did not involve any non-cash components. Since the inception of this plan, we have recorded restructuring charges of approximately $1.4 million.

The following table sets forth changes in our liability relating to the foregoing restructuring plan during the first nine months of fiscal year 2005:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at October 1, 2004	$665	$—	$665
Charges to expense	335	—	335
Cash payments	(1,004)	—	(1,004)
Foreign currency impacts and other adjustments	4	—	4

Balance at April 1, 2005 (plan completed)	$—	$—	$—

Also during fiscal year 2004, we committed to a separate plan to reorganize our Scientific Instruments and corporate marketing organizations and to consolidate certain Scientific Instruments administrative functions in North America. This plan, which involved the termination of approximately 20 employees, was undertaken to more closely align the strategic and operational focus of these organizations across different product lines and to improve efficiency and reduce operating costs. These actions were initiated in the fourth quarter of fiscal year 2004 and will be completed by the end of the fourth quarter of fiscal year 2005. All severance and other employee-related costs relating to this restructuring plan were initially recorded and included in general and administrative expenses in the fourth quarter of fiscal year 2004. This restructuring plan did not involve any non-cash components. Since the inception of this plan, we have recorded restructuring charges of approximately $0.9 million.

The following table sets forth changes in our liability relating to the foregoing restructuring plan during the first nine months of fiscal year 2005:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at October 1, 2004	$859	$—	$859
Reversals of expense, net	(11)	—	(11)
Cash payments	(775)	—	(774)
Foreign currency impacts and other adjustments	(8)		(9)

Balance at July 1, 2005	$65	$—	$65

Fiscal Year 2003 Plan. During fiscal year 2003, we undertook certain restructuring actions to improve efficiency and more closely align employee skill sets and other resources with our evolving product mix as a result of our continued emphasis on nuclear magnetic resonance (“NMR”), mass spectroscopy, and consumable products, with a bias toward life science applications. In addition, actions were undertaken to create a more efficient consumable products operation. These actions primarily impacted the Scientific Instruments segment and involved the termination of approximately 160 employees (principally in sales and marketing, administration, service, and manufacturing functions), the closure of three sales offices, and the consolidation of three consumable products factories into one in Southern California. Substantially all of these activities were completed during fiscal year 2003 except for the termination of approximately 20 employees, which took place in the second and third quarters of fiscal year 2004, and the Southern California facility consolidation, which was initiated in the third quarter of fiscal year 2003 and was substantially completed in the first quarter of fiscal year 2005. Costs relating to restructuring activities recorded under this plan have been included in general and administrative expenses.

The following table sets forth changes in our liability relating to the foregoing restructuring activities during the first nine months of fiscal year 2005:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at October 1, 2004	$149	$830	$979
Charges to expense, net	—	402	402
Cash payments	(63)	(587)	(650)
Foreign currency impacts and other adjustments	(8)	10	2

Balance at July 1, 2005	$78	$655	$733

The non-cash portion of restructuring costs recorded in connection with these restructuring actions was not significant, either in the aggregate or for any single period. Since the inception of this plan, we have recorded approximately $7.9 million in restructuring charges and approximately $2.3 million in other related costs.

Income Tax Expense. The effective income tax rate was 23.1% for the first nine months of fiscal year 2005, compared to 33.7% for the first nine months of fiscal year 2004. The lower rate in the first nine months of fiscal year 2005 was primarily due to two separate discrete, one-time events that resulted in reductions of income tax expense during the period. The first discrete tax item, which resulted from a change in the treatment of foreign tax credits under new U.S. law enacted during the period, reduced income tax expense by approximately $3.0 million. The second discrete item, which resulted from the elimination of withholding tax on certain dividends under a new tax law enacted in Switzerland during the period, reduced income tax expense by approximately $1.8 million. The aggregate reduction in income tax expense due to these discrete items of $4.8 million was partially offset by the impact of a non-deductible purchased in-process research and development charge of approximately $0.7 million recorded in connection with the acquisition of Magnex. Excluding the impact of these items, the effective income tax rate for the first nine months of fiscal 2005 was relatively constant compared to the rate for the first nine months of fiscal 2004.

Earnings from Continuing Operations. Earnings from continuing operations for the first nine months of fiscal year 2005 reflect the impact of approximately $6.8 million in pretax restructuring and other related costs, approximately $4.8 million in pretax acquisition-related intangible amortization, approximately $3.9 million in pretax amortization related to inventory written up in connection with acquisitions, an in-process research and development charge of approximately $0.7 million related to the Magnex acquisition, a pretax loss of approximately $1.5 million relating to the settlement of a defined benefit pension plan in Australia (this settlement loss offset a related defined benefit plan curtailment gain of approximately $1.2 million recorded in fiscal year 2004), and a reduction of income tax expense of approximately $4.8 million relating to discrete, one-time tax events during the period. Earnings from continuing operations for the first nine months of fiscal year 2004 reflect the impact of approximately $2.2 million in pretax restructuring and other related costs, approximately $2.1 million in pretax acquisition-related intangible amortization and a pretax gain of approximately $1.3 million relating to the curtailment of a defined benefit pension plan in Australia. Excluding the impact of these items, the increase in earnings from continuing operations resulted primarily from improved gross profit margins, partially offset by higher Sarbanes-Oxley Section 404 implementation costs and the transition costs relating to the acquisitions of Magnex and the Digilab Business.

Earnings from Discontinued Operations. Earnings from discontinued operations include earnings from the operations of the disposed Electronics Manufacturing business as well as the one-time book gain on the sale transaction. During the first nine months of fiscal year 2005, we recorded approximately $5.2 million in earnings generated by the operations of the disposed business (net of tax) and approximately $74.0 million (net of tax) relating to the one-time gain on the sale transaction. Earnings generated by the operations of the disposed business were approximately $10.8 million (net of tax) in the first nine months of fiscal year 2004. Excluding the one-time gain on the sale transaction, the decrease in earnings from discontinued operations is primarily due to the inclusion of the results of only 23 weeks of operations in the first nine months of fiscal year 2005 (as a result of the sale taking place during that period) compared to a full 39 weeks of operations in the first nine months of the prior year.

Liquidity and Capital Resources

We generated $47.9 million of cash from operating activities in the first nine months of fiscal year 2005, which compares to $62.5 million generated in the first nine months of fiscal year 2004. These amounts include operating cash flows provided by discontinued operations of $1.9 million and $10.5 million in the first nine months of fiscal year 2005 and fiscal year 2004, respectively. The decrease in cash from operating activities resulted primarily from cash outflows resulting from decreases in accrued liabilities ($39.4 million) and accounts payable ($11.4 million) compared to cash inflows from changes in these same balances in the first nine months of fiscal year 2004. The relative decrease in cash flows from accrued liabilities was driven by the higher income tax payments and the conversion of several significant customer advances in connection with sales recorded during the first nine months of fiscal year 2005. The relative decrease in accounts payable was primarily the result of the timing of vendor payments. The impact of the foregoing factors on operating cash flow was partially offset by higher cash inflows resulting from decreases in accounts receivable ($20.7 million) and inventories ($16.6 million) compared to cash outflows from changes in these same balances in the first nine months of fiscal year 2004. These changes were primarily attributable to a lower volume of shipments late in the period, stronger cash collections, and improved inventory management during the first nine months of fiscal year 2005.

We generated $146.6 million of cash from investing activities in the first nine months of fiscal year 2005, which compares to $18.5 million used for investing activities in the first nine months of fiscal year 2004. The increase in cash generated from investing activities (compared to cash used in the prior-year period) was primarily due to the receipt of proceeds from the sale of the Electronics Manufacturing business in the first nine months of fiscal year 2005, net of payments made for transaction-related expenses and income taxes. We anticipate that the remaining transaction-related income taxes of approximately $21.0 million will be paid during the fourth quarter of fiscal year 2005 and the first quarter of fiscal year 2006. We also generated $35.0 million from the sale of short-term investments. The net cash inflows from these activities were partially offset by significant payments made in connection with the acquisition of Magnex and to purchase short-term investments during the first nine months of fiscal year 2005. No significant acquisition-related cash payments or purchases or sales of short-term investments were made in the first nine months of fiscal year 2004.

We used $132.7 million of cash for financing activities in the first nine months of fiscal year 2005, which compares to $5.4 million used for financing activities in the first nine months of fiscal year 2004. The increase in cash used for financing activities was principally due to higher cash expenditures to repurchase common stock (which was then retired), lower proceeds from the issuance of common stock, and higher debt repayments. The increased level of stock repurchases in the first nine months of fiscal year 2005 was the result of an increased effort to utilize excess cash, particularly the net proceeds from the sale of the Electronics Manufacturing business, to reduce the number of outstanding common shares. As of July 1, 2005, we had remaining authorization to repurchase $38.2 million of common stock through September 30, 2006. We anticipate that this remaining amount will be utilized for the repurchases during the fourth quarter of fiscal year 2005 and the first quarter of fiscal year 2006. The decrease in proceeds from the issuance of common stock was due to lower stock option exercise volume. The increase in debt repayments was primarily due to the repayment of a long-term note payable during the first nine months of fiscal year 2005.

As of July 1, 2005, we had a total of $81.3 million in uncommitted and unsecured credit facilities for working capital purposes with interest rates to be established at the time of borrowing. No borrowings were outstanding under these credit facilities as of July 1, 2005. All of these credit facilities contain certain customary conditions and events of default, with which we were in compliance at July 1, 2005. Of the $81.3 million in uncommitted and unsecured credit facilities, a total of $48.8 million was limited for use by, or in favor of, certain subsidiaries at July 1, 2005, and a total of $15.4 million of this $48.8 million was being utilized in the form of bank guarantees or short-term standby letters of credit. These guarantees and letters of credit related primarily to advance payments or deposits made to our subsidiaries by customers for whom separate liabilities were recorded in the unaudited interim condensed consolidated financial statements at July 1, 2005. No amounts had been drawn by beneficiaries under these or any other outstanding guarantees or letters of credit as of that date.

As of July 1, 2005, we had $30.0 million in term loans outstanding compared to $32.5 million at October 1, 2004. As of both July 1, 2005 and October 1, 2004, fixed interest rates on the term loans ranged from 6.7% to 7.2% and the weighted-average interest rate was 6.8%. The term loans contain certain covenants that limit future borrowings and the payment of cash dividends and require the maintenance of certain levels of working capital and operating results. We were in compliance with all restrictive covenants of the term loan agreements at July 1, 2005. At October 1, 2004, we had other long-term notes payable of $4.2 million with a weighted-average interest rate of 0.0%. During the second quarter of fiscal year 2005, we paid the outstanding balance on this long-term note in advance of a significant increase in the applicable interest rate.

In connection with the Magnex and Digilab Business acquisitions, we have accrued but not yet paid a portion of the purchase price amounts that have been retained to secure the sellers’ indemnification obligations.

As of July 1, 2005, retained amounts for the Magnex acquisition included $6.0 million relating to the sellers’ indemnification obligations, which is due to be paid (or received in the form of notes payable by us at the sellers’ elections) in two equal installments (net of any indemnification claims) on the first and second anniversaries of the closing of that acquisition, which occurred in November 2004. The retained amount for the Digilab Business acquisition, which is due to be paid during the fourth quarter of fiscal year 2005 (net of any indemnification claims), totaled approximately $2.1 million at July 1, 2005. In addition to these retained payments, we are, from time to time, obligated to pay additional cash purchase price amounts in the event that certain financial or operational milestones are met by acquired businesses. As of July 1, 2005, up to a maximum of approximately $24.8 million could be payable through fiscal year 2007 under these contingent consideration arrangements. Of this maximum amount, a total of $10.0 million relates to the Digilab Business acquisition and can be earned if acquired product lines reach specific financial performance targets through September 2005, and $6.0 million relates to the Magnex acquisition and can be earned over a three-year period ending in November 2007, depending on the performance of the Magnex business relative to certain financial targets. The balance of approximately $8.8 million relates to the acquisition of Bear Instruments, Inc. in fiscal year 2001 and can be earned if acquired product lines reach specific financial performance targets through March 2006.

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

As of July 1, 2005, we had cancelable commitments to contractors for capital expenditures totaling approximately $1.1 million relating to the ongoing facility-related construction activities. In the event that these commitments are canceled for reasons other than the contractor’s default, we may be responsible for reimbursement of actual costs incurred by the contractor. We had no material non-cancelable commitments for capital expenditures as of July 1, 2005. In the aggregate, we currently anticipate that our capital expenditures will be between $4.0 million and $8.0 million during the fourth quarter of fiscal year 2005.

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

Contractual Obligations and Other Commercial Commitments

The following table summarizes the amount and estimated timing of future cash expenditures relating to principal payments on outstanding debt, minimum rentals due for certain facilities and other leased assets under long-term, non-cancelable operating leases, and minimum purchase commitments (net of deposits paid) under long-term, non-cancelable vendor agreements as of July 1, 2005:

	Three Months Ending Sept. 30, 2005	Fiscal Years						Total
		2006	2007	2008	2009	2010	Thereafter
(in thousands)
Operating leases	$4,305	$8,285	$4,996	$3,870	$3,482	$3,023	$30,815	$58,776
Long-term debt (including current portion)	—	2,500	2,500	6,250	—	6,250	12,500	30,000
Purchase obligations, net of deposits paid	1,133	8,818	3,149	—	—	—	—	13,100

Total contractual cash obligations	$5,438	$19,603	$10,645	$10,120	$3,482	$9,273	$43,315	$101,876

In addition to the non-cancelable contractual obligations included in the above table and the cancelable commitments for capital expenditures of approximately $1.1 million described under Liquidity and Capital Resources above, we had cancelable commitments to purchase certain superconducting magnets intended for use with NMR systems totaling approximately $7.2 million, net of deposits paid, as of July 1, 2005. In the event that these commitments are canceled for reasons other than the supplier’s default, we may be responsible for reimbursement of actual costs incurred by the supplier.

As of July 1, 2005, we did not have any off-balance sheet commercial commitments that could result in a significant cash outflow upon the occurrence of some contingent event, except for contingent payments of up to a maximum of $24.8 million related to acquisitions as discussed under Liquidity and Capital Resources above, the specific amounts of which are not currently determinable.

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

In May 2005 the FASB issued SFAS 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS 154 requires retrospective application to prior period financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS 154 further requires a change in depreciation, amortization, or depletion method for long-lived, non-financial assets to be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS 154 to have a material impact on our financial condition or results of operations.

In June 2005, the FASB issued FSP 143-1, Accounting for Electronic Equipment Waste Obligations. FSP 143-1 provides guidance on how companies should account for historical waste management obligations that arise from European Union (“EU”) Directive 2002/96/EC on Waste Electrical and Electronic Equipment (the “Directive”). The new guidance states that commercial users of electronic equipment subject to the Directive must apply SFAS No. 143, Accounting for Asset Retirement Obligations, and FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations. Commercial users will need to recognize an asset retirement obligation for the waste management obligation related to electrical and electronic equipment they own. FSP 143-1 is effective the later of the first reporting period that ends after June 8, 2005 or the date that each EU-member country adopts a law to implement the Directive. As of July 1, 2005, the EU member countries where the majority of our sales are made have not yet implemented the Directive. As a result, we are not yet able to determine whether the adoption of FSP 143-1 will have a material impact on our financial condition or results of operations.

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

Certain of our NMR and MR imaging systems, NMR probes, superconducting magnets, and related components sell on long lead-times, for some products in excess of one year. These systems and components sell for high prices; are complex; require development of new technologies and, therefore, significant research and development resources; are often intended for evolving research applications; often have customer-specific features, custom capabilities, and specific acceptance criteria; and, in the case of NMR and MR imaging systems, require superconducting magnets that can be difficult to manufacture. Most superconducting magnets for our NMR systems are not manufactured by us, so our ability to ship, install, and obtain customer acceptance of our NMR systems is dependent upon the superconducting magnet supplier’s timely development, delivery, and installation of magnets that perform to customer specifications. If we are unable to meet these challenges, it could have an adverse effect on our financial condition or results of operations. In addition, all of these factors can make it difficult for us to forecast shipment, installation, and acceptance of, and installation and warranty costs on, NMR and MR imaging systems, NMR probes, and superconducting magnets, which in turn can make it difficult for us to forecast the timing of revenue recognition and the achieved gross profit margin on these products.

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

Key Suppliers. Some items we purchase for the manufacture of our products, including superconducting magnets used in NMR systems, wire used in superconducting magnets, and electronic subassemblies used in scientific instruments are purchased from limited or single sources of supply. The loss of a key supplier or the inability to obtain certain key raw materials or components could cause delays or reductions in shipments of our products or increase our costs, which could have an adverse effect on our financial condition or results of operations.

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

Additionally, the U.S. dollar value of our sales and operating costs varies with currency exchange rate fluctuations. Because we manufacture and sell in the U.S. and a number of other countries, the impact that currency exchange rate fluctuations have on us is dependent on the interaction of a number of variables. These variables include, but are not limited to, the relationships between various foreign currencies, the relative amount of our revenues that are denominated in U.S. dollars or in U.S. dollar-linked currencies, customer resistance to currency-driven price changes, and the suddenness and severity of changes in certain foreign currency exchange rates. In addition, we hedge most of our balance sheet exposures denominated in other-than-local currencies based upon forecasts of those exposures; in the event that these forecasts are overstated or understated during periods of currency volatility, foreign exchange losses could result. For all of these reasons, currency exchange fluctuations could have an adverse effect on our financial condition or results of operations. During the first nine months of fiscal year 2005, the U.S. dollar fluctuated significantly in relation to other major currencies including the Euro, the British pound, and the Japanese yen. Because of the variables detailed above, it is difficult to predict whether, and the extent to which, any continuing fluctuations in the U.S. dollar will have an adverse effect on our financial condition or results of operations.

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

Certain Employee Benefit Plans. Many of our U.S. employees participate in health care plans under which we are self-insured. We maintain a stop-loss insurance policy that covers the cost of certain individually large claims under these plans. During each year, our expenses under these plans are recorded based on actuarial estimates of the number and costs of expected claims, administrative costs, and stop-loss premiums. These estimates are then adjusted at the end of each plan year to reflect actual costs incurred. Actual costs under the plan are subject to variability depending primarily upon employee enrollment and demographics, the actual number and costs of claims made, and whether and how much the stop-loss insurance we purchase covers the cost of these claims. In the event that our cost estimates differ from actual costs, our financial condition and results of operations could be adversely impacted.

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

For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further environmental-related activities or to estimate the future costs of such activities if undertaken. As of July 1, 2005, it was nonetheless estimated that our share of the future exposure for environmental-related costs for these sites and facilities ranged in the aggregate from $1.3 million to $2.6 million (without discounting to present value). The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 13 years as of July 1, 2005. No amount in the foregoing range of estimated future costs is believed to be more probable of being incurred than any other amount in such range, and we therefore had an accrual of $1.3 million as of July 1, 2005.

As to certain sites and facilities, sufficient knowledge has been gained to be able to better estimate the scope and certain costs of future environmental-related activities. As of July 1, 2005, it was estimated that our share of the future exposure for these environmental-related costs for these sites and facilities ranged in the aggregate from $4.5 million to $15.7 million (without discounting to present value). The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 30 years as of July 1, 2005. As to each of these sites and facilities, it was determined that a particular amount within the range of certain estimated costs was a better estimate of the future environmental-related cost than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. Together, the undiscounted amounts for these sites totaled $6.7 million at July 1, 2005. We therefore had an accrual of $4.5 million as of July 1, 2005, which represents the best estimate of our share of these future environmental-related costs discounted at 4%, net of inflation. This accrual is in addition to the $1.3 million described in the preceding paragraph.

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

An insurance company has agreed to pay a portion of certain of VAI’s (now VMS’) future environmental-related costs for which we have an indemnification obligation, and we therefore have a long-term receivable of $1.1 million (discounted at 4%, net of inflation) in other assets as of July 1, 2005 for our share of such recovery. We have not reduced any environmental-related liability in anticipation of recoveries from third parties.

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

The EU has adopted the Waste Electrical and Electronic Equipment directive (“WEEE”) and the Restriction on the Certain Hazardous Substances in Electrical and Electronic Equipment directive (“RoHS”). WEEE imposes certain responsibilities on electronic equipment manufacturers with respect to the collection, recycling, treatment, and disposal of waste from electronic equipment, and RoHS bans the use of certain hazardous materials in electronic equipment. Certain requirements of WEEE take effect on August 13, 2005, and the prohibitions under RoHS go into effect on July 1, 2006. Each EU member country is required to transpose the WEEE and RoHS into national legislation including the specific legal requirements and timeframe for implementing these directives in that country. Member countries where the majority of the Company’s sales within the EU are made have not yet fully implemented WEEE and RoHS. It is therefore not yet possible for us to estimate the future impact of complying with WEEE and RoHS, although we have a program underway to ensure compliance with WEEE and RoHS. We may incur increased manufacturing costs, production delays, and waste collection and recycling costs to comply with future legislation implementing these directives, but we cannot currently estimate the extent of any increased costs or production delays. However, to the extent that any cost increases or delays are substantial, our financial condition or results of operations could be materially adversely affected. In addition, we are aware of similar legislation which may be enacted in other countries, and possible new federal and state legislation in the United States, the cumulative impact of which could significantly increase our operating costs and adversely affect our financial condition or results of operations.

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

At July 1, 2005, there were no outstanding forward contracts designated as cash flow hedges of forecasted transactions. During the first nine months of fiscal year 2005, no foreign exchange gains or losses from cash flow hedge ineffectiveness were recognized.

Our foreign exchange forward contracts generally range from one to 12 months in original maturity. A summary of all foreign exchange forward contracts that were outstanding as of July 1, 2005 follows:

	Notional Value Sold	Notional Value Purchased
(in thousands)
Euro	$—	$34,727
Australian dollar	—	8,610
Japanese yen	2,391	—
British pound	16,861	—
Danish krona	1,264	—
Canadian dollar	7,774	—
Swiss franc	—	1,051

	$28,290	$44,388

Interest Rate Risk. We have no material exposure to market risk for changes in interest rates. We invest any excess cash primarily in short-term U.S. Treasury securities and money market funds, and changes in interest rates would not be material to our financial condition or results of operations. We enter into debt obligations principally to support general corporate purposes, including working capital requirements, capital expenditures, and acquisitions. At July 1, 2005, our debt obligations had fixed interest rates.

Based upon rates currently available to us for debt with similar terms and remaining maturities, the carrying amounts of long-term debt approximate their estimated fair values.

Although payments under certain of our operating leases for our facilities are tied to market indices, we are not exposed to material interest rate risk associated with our operating leases.

Debt Obligations.

Principal Amounts and Related Weighted-Average Interest Rates By Year of Maturity

	Three Months Ending Sept. 30, 2005	Fiscal Years
		2006	2007	2008	2009	2010	Thereafter	Total
(dollars in thousands)
Long-term debt (including current portion)	$—	$2,500	$2,500	$6,250	$—	$6,250	$12,500	$30,000
Average interest rate	—%	7.2%	7.2%	6.7%	—%	6.7%	6.7%	6.8%

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

(c) March 2005 Stock Repurchase Program. The following table summarizes information relating to stock repurchases by the Company under the March 2005 stock repurchase program during the third quarter of fiscal year 2005:

Fiscal Month	Shares Repurchased	Average Price Per Share	Total Value of Shares Repurchased as Part of Publicly Announced Plan (1)	Maximum Total Value of Shares that May Yet Be Purchased Under the Plan
(In thousands, except per share amounts)
Balance – April 1, 2005				$145,000
April 2, 2005 – April 29, 2005	—	$—	$—
April 30, 2005 – May 27, 2005	2,036	36.18	73,639	71,361
May 28, 2005 – July 1, 2005	885	37.43	33,146	$38,215

Total shares repurchased	2,921	$36.56	$106,785

(1)	In February 2005, the Company’s Board of Directors approved a new stock repurchase authorization under which the Company may repurchase up to $145.0 million of its common stock. This new authorization was conditioned upon the closing of the sale of the Company’s Electronics Manufacturing business and, upon becoming effective, replaced the prior repurchase authorization approved in May 2004. The sale of the Electronics Manufacturing business closed on March 11, 2005, and the new repurchase authorization became effective on that date, replaced the May 2004 repurchase authorization, and will remain effective through September 30, 2006.

Item 6.	Exhibits

(a)	Exhibits.

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date	Exhibit Number	Filed Herewith
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARIAN, INC. (Registrant)

Date: August 10, 2005	By:	/s/ G. EDWARD MCCLAMMy
G. Edward McClammy
Senior Vice President, Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)