Form 10-K
period 2005-09-30
VARIAN INC
filed 2005-12-09
CIK 1079028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2005

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

Common Stock, $0.01 par value

Preferred Stock Purchase Rights

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Act).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant based upon the closing sale price of the Common Stock on April 1, 2005, as reported by the Nasdaq National Market, was approximately $1,272,163,000.

The number of shares of the registrant’s Common Stock outstanding as of December 2, 2005 was 31,125,707.

Documents Incorporated by Reference:

Document Description	10-K Part
Certain sections, identified by caption, of the definitive Proxy Statement for the registrant’s 2006 Annual Meeting of Stockholders (the “Proxy Statement”)	III

An index of exhibits filed with this Form 10-K is located on page 47.

VARIAN, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2005

PART I

Caution Regarding Forward-Looking Statements

Throughout this Report, and particularly in Item 1—Business, Item 1A—Risk Factors and Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, there are forward-looking statements that are based upon our current expectations, estimates and projections, and that reflect our beliefs and assumptions based on information available to us at the date of this Report. In some cases, you can identify these statements by words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or other similar terms. These forward-looking statements include (but are not limited to) those relating to the timing and amount of anticipated restructuring costs and related cost savings, whether and when backlog will result in actual sales and anticipated capital expenditures in fiscal year 2006.

We caution investors that forward-looking statements are only predictions, based upon our current expectations about future events. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements. Some of the important factors that could cause our results to differ are discussed in Item 1A—Risk Factors. We encourage you to read that section carefully.

Other risks and uncertainties that could cause actual results to differ materially from those in our forward-looking statements include, but are not limited to, the following: whether we will succeed in new product development, release, commercialization, performance and acceptance; whether we can achieve continued growth in sales in life science and industrial applications; risks arising from the timing of shipments, installations and the recognition of revenues on certain magnetic resonance (“MR”) products, including nuclear magnetic resonance (“NMR”) and MR imaging systems and superconducting magnets; whether we can increase margins on newer MR products; the impact of shifting product mix on profit margins; competitive products and pricing; economic conditions in our product and geographic markets; whether we will see continued and timely delivery of key raw materials and components by suppliers; foreign currency fluctuations that could adversely impact revenue growth and earnings; whether we will see sustained or improved market investment in capital equipment; whether we will see reduced demand from customers that operate in cyclical industries; the impact of any delay or reduction in government funding for research; our ability to successfully evaluate, negotiate and integrate acquisitions; the actual cost of restructuring activities and their timing and impact on future costs; the timing and amount of discrete tax events; the timing and amount of stock-based compensation expense; whether the actual cost of complying with the requirements of Section 404 of the Sarbanes-Oxley Act will exceed our current estimates; and other risks detailed from time to time in our filings with the U.S. Securities and Exchange Commission (the “SEC”). We disclaim any intent or obligation to update publicly any forward-looking statements, whether in response to new information, future events or otherwise.

Item 1. Business

GENERAL

Overview and History

Varian, Inc., together with its subsidiaries (collectively, the “Company”), designs, develops, manufactures, markets, sells and services scientific instruments (including related software, consumable products, accessories and services) and vacuum products (and related accessories and services). Our operations are grouped into two corresponding segments: Scientific Instruments and Vacuum Technologies. These segments, their products and the applications in which they are used are described below.

Varian, Inc. became a separate, public company on April 2, 1999. Until that date, our business was operated as the Instruments business of Varian Associates, Inc. (“VAI”). The Instruments business (which included the business units that designed, developed, manufactured, marketed, sold and serviced scientific instruments and vacuum technologies, and a business unit that provided contract electronics manufacturing services) was contributed by VAI to us. On that date, VAI distributed to holders of its common stock one share of our common stock and one share of common stock of Varian Semiconductor Equipment Associates, Inc. (“VSEA”), which was formerly operated as the Semiconductor Equipment business of VAI, for each share of VAI common stock outstanding on April 2, 1999 (the “Distribution”). VAI retained its Health Care Systems business and changed its name to Varian Medical Systems, Inc. (“VMS”). These transactions were accomplished under the terms of an Amended and Restated Distribution Agreement dated as of January 14, 1999 by and among us, VAI and VSEA (the “Distribution Agreement”). For purposes of allocating certain obligations and liabilities between and among us, VMS and VSEA after the Distribution, we, VMS and VSEA also entered into certain other agreements which include an Employee Benefits Allocation Agreement, an Intellectual Property Agreement and a Tax Sharing Agreement.

Until March 11, 2005, we operated an Electronics Manufacturing business, which was a contract manufacturer of electronic assemblies and subsystems such as printed circuit boards for original equipment manufacturers (“OEMs”). On that date, the Electronics Manufacturing business was sold to Jabil Circuit, Inc. As a result, our former Electronics Manufacturing business has been treated as a discontinued operation throughout this Annual Report on Form 10-K and is therefore excluded from all disclosures pertaining to our continuing operations.

Business Segments and Products

For financial reporting purposes, we have two business segments: Scientific Instruments and Vacuum Technologies, which are described below.

However, the products and activities of these two segments are related in certain important respects, particularly product applications. In many ways, therefore, we view, manage, operate and describe our Company as being comprised of a single business. Described below are our products by segment, but then separately described are the primary applications for those products.

Scientific Instruments Products

Our Scientific Instruments segment designs, develops, manufactures, markets, sells and services chromatography instruments, optical spectroscopy instruments, dissolution testing equipment, mass spectroscopy instruments, NMR spectroscopy systems, MR imaging systems, NMR, MR imaging and other superconducting magnets, and related software and consumable products for a broad range of life science and industrial applications requiring identification, quantification and analysis of the elemental, molecular, physical or biological composition or structure of liquids, solids or gases.

Chromatography is a technique for separating, identifying and quantifying the individual chemical components of substances based on the physical and chemical characteristics specific to each component. Our chromatography instruments include gas chromatographs (“GC”), high-performance liquid chromatographs (“HPLC”), sample automation products and data analysis software. For certain applications, mass spectrometers are sold as a detector for GC or HPLC systems. With these instruments, we offer related accessories and consumable products.

Optical spectroscopy is a technique for analyzing the individual chemical components of substances based on the absorption or emission of electromagnetic radiation of a specific wavelength of light. Our optical spectroscopy instruments include atomic absorption spectrometers (“AA”), inductively coupled plasma-optical emissions spectrometers (“ICP-OES”), inductively coupled plasma-mass spectrometers (“ICP-MS”), fluorescence spectrophotometers, ultraviolet-visible spectrophotometers (“UV-Vis”), Fourier Transform infrared imaging spectrophotometers (“FT-IR”), near-infrared (“NIR”) spectrophotometers, Raman spectrometers and sample automation products. We also offer related software, accessories and consumable products.

Dissolution testing is a technique for in-vitro analysis of the rate of release of a drug under controlled conditions. Our dissolution testing products include equipment, software and consumable products used in analyzing the rate of release and testing the physical characteristics of different dosage forms. Our UV-Vis spectrophotometers are often used with these products.

Mass spectrometry is a technique for analyzing the individual chemical components of substances by breaking molecules into multiple electrically charged ions that are then sorted for analysis according to their mass-to-charge ratios. Our mass spectrometry (“MS”) products incorporate various technologies for measuring mass, including single-quadrupole, triple-quadrupole and ion trap mass spectrometers. We combine our mass spectrometers with other instruments to create high-performance instruments such as liquid chromatograph mass spectrometers (“LC/MS”), liquid chromatograph nuclear magnetic resonance mass spectrometers (“LC-NMR/MS”), gas chromatograph/mass spectrometers (“GC/MS”) and ICP-MS. We also offer related software, accessories and consumable products.

NMR spectroscopy is a non-destructive instrumental technique that uses electromagnetic fields to interact with the magnetic property of atomic nuclei in order to determine and analyze the molecular content and structure of liquids and solids. Our NMR spectroscopy systems are used in the study of liquids containing chemical substances, including proteins, nucleic acids (DNA and RNA) and carbohydrates. They are also used for the analysis of solid materials such as membranes, crystals, plastics, rubbers, ceramics and polymers. MR imaging systems similarly use electromagnetic fields to obtain non-invasive images of primarily biological materials and to probe the chemical processes within these materials. Our MR imaging systems include human and other imaging systems used in research. We also offer probes, consoles, software and other accessories to customers seeking to enhance NMR and MR imaging performance.

Superconducting magnets are used in NMR spectroscopy, MR imaging and Fourier Transform mass spectroscopy (“FTMS”) systems. Our magnets are used in our NMR and MR imaging systems, and are also sold directly to OEMs and end-users.

Our software products are used to automate, process, collect, manage and store data generated by laboratory instruments, and are often used for regulatory compliance purposes with respect to such data. These products include: chromatography data systems that allow users to control LC and GC instruments from multiple vendors on a single platform; NMR data acquisition, processing, analysis and display software for our complete line of NMR spectroscopy systems; and other software products tailored to specific instruments and applications.

Our consumable products are used in numerous laboratory applications and include: sample preparation consumables such as solid phase extraction (“SPE”) and filtration products used in tube formats to clean up and extract complex samples for toxicology and environmental applications and in 96-well plate formats for drug discovery and clinical research applications; micro volume SPE pipette tips used in protein research; HPLC and GC columns used to separate target analytes prior to UV detection or mass spectrometry analysis; HPLC columns and media used in health science applications for the analysis of thermally labile compounds; GC columns used in industrial applications for the analysis and purification of thermally stabile compounds; and other HPLC and GC stationary phase chemistries and column dimensions for a wide range of life science and industrial science applications. Consumable products also include scientific instrument parts and supplies such as filters and fittings for GC and HPLC systems; xenon lamps and cuvettes for UV-Vis-NIR, fluorescence, FT-IR and Raman spectroscopy instruments; and graphite furnace tubes, hollow cathode lamps and specialized sample introduction glassware for AAs, ICP-OESs and ICP-MSs. Other consumable products include on-site screening and laboratory-based kits for drugs of abuse testing (“DAT”) on urine or saliva samples, such as in pre-employment screening, criminal justice and toxicology testing.

On November 8, 2005, we acquired PL International Limited (“Polymer Labs”), which designs, develops, manufactures, markets, sells and services consumables and instrumentation for advanced polymer analysis, including columns, standards and specialized chromatography systems for gel permeation chromatography (“GPC”) analysis, and systems for process monitoring of polymeric materials.

Vacuum Technologies Products

Our Vacuum Technologies segment designs, develops, manufactures, markets, sells and services a broad range of products used to create, control, measure and test vacuum environments in life science, industrial and scientific applications where ultra-clean, high-vacuum environments are needed. Vacuum Technologies’ customers are typically OEMs that manufacture equipment for these applications. Products include a wide range of high and ultra-high vacuum pumps (diffusion, turbomolecular and ion getter), intermediate vacuum pumps (rotary vane, sorption and dry scroll), vacuum instrumentation (vacuum control instruments, sensor gauges and meters) and vacuum components (valves, flanges and other mechanical hardware). Its products also include helium mass spectrometry and helium-sensing leak detection instruments used to identify and measure leaks in hermetic or vacuum environments. In addition to product sales, we also offer a wide range of services including an exchange and rebuild program, assistance with the design and integration of vacuum systems, applications support and training in basic and advanced vacuum technologies.

Information Rich Detection Products

We refer to certain of the products described above as “information rich detectors” (“IRD”). IRD products include mass spectrometers, NMR systems, MR imaging systems and FT-IR instruments. All of these products provide users with multi-dimensional layers of information, which are critical to the ability to optimize analyses and processes. IRD instruments typically provide broad-based qualitative capabilities for screening of compounds in complex mixtures, precise quantitative information for determining the relative concentrations of the compounds and dimensions of structural information for confirming the identify of the analytes. Our IRD products also include superconducting magnets, vacuum pumps, consumables and other products used either in or with our IRD instruments or sold directly to OEMs and end-users for use in IRD products, as well as various services we provide in connection with our IRD products.

Customers and Applications

Our products are sold principally for use in life science applications or for use in industrial applications (although many products are used in both applications). Life science applications include the study of biological processes and the testing of biological materials.

Almost all of the Scientific Instruments products described above are or can be used in life science applications, such as by pharmaceutical companies in drug development, manufacturing and quality control; and by research hospitals and universities in basic chemistry, biological, biochemistry and health care research. Life science customers include branded and generic pharmaceutical companies, biotechnology and toxicology companies, governmental agencies and numerous academic institutions and research hospitals. The Vacuum Technologies products described above similarly are or can be used in a broad range of life science applications, such as in mass spectrometers for analytical analysis and in linear accelerators for cancer therapy. In fiscal years 2005, 2004 and 2003, sales into life science applications accounted for nearly half of our total sales (these are estimates based on assumptions of how our products are likely to be used by customers, and are provided only as an indication of a historical trend).

Almost all of the Scientific Instruments products described above are or can also be used in industrial applications, such as by environmental laboratories in performing chemical analyses of water, soil, air, solids and food products; by petroleum and natural gas companies in performing chemical analyses in refining and quality control; by petroleum, agriculture, chemical, mining and metallurgy and food and beverage processing companies in conducting research and quality control; and by other industrial, governmental and academic research laboratories in forensic analysis, materials science and general research. The Vacuum Technologies products described above are or can be used in a broad range of industrial applications, such as in the manufacture of flat-panel displays, television tubes, decorative coating, architectural glass, optical lenses, light bulbs and automobile components; in food packaging; in the testing of aircraft components, automobile airbags, refrigeration components and industrial processing equipment; in high-energy physics research; and in the manufacture of semiconductors and fabrication and metrology equipment.

Marketing and Sales

In the U.S., we market and sell the largest portion of our products through our own direct sales organizations, although a few products and services are marketed and sold through independent sales representatives and distributors. Sales outside of the U.S. are generally made by our direct sales organizations, although some sales are made directly from the U.S. to customers outside of the U.S. In addition, in certain countries outside of the U.S., sales are made through various sales representative and distributor arrangements. To support this marketing and sales structure, we have sales and service offices in various locations in the U.S. and, through our subsidiaries, in various non-U.S. locations.

The markets in which we compete are, for the most part, global. Sales outside of North America accounted for 59%, 58% and 56% of sales for fiscal years 2005, 2004 and 2003, respectively. As a result, our customers increasingly require service and support on a worldwide basis. In addition to the U.S., we have sales and service offices located throughout Europe, Asia and Latin America. We have invested substantial financial and management resources to develop an international infrastructure to meet the needs of our customers worldwide.

Demand for our products depends on many factors, including the level of capital expenditures of our customers, the rate of economic growth in our major markets and competitive considerations. No single customer accounted for 10% or more of our sales in fiscal year 2005, 2004 or 2003.

We experience some cyclical patterns in sales of our products. Generally, sales and earnings in the first quarter of our fiscal year are lower when compared to the preceding fourth fiscal quarter, primarily because there are fewer working days in the first fiscal quarter (October to December). Sales and earnings in our third fiscal quarter are usually flat to down sequentially compared to the second fiscal quarter, primarily because there are a number of holidays in the early part of the quarter, especially in Europe, and the June quarter-end has no significant customer year ends to influence orders. Our fourth fiscal quarter sales and earnings are often the highest in the fiscal year compared to the other three quarters, primarily because many government- and research-related customers spend budgeted money before their own fiscal years end. This cyclical pattern can be influenced by other factors, including the timing of revenue recognition on large systems, general economic conditions, acquisitions, new product introductions and products requiring long manufacturing and installation lead times (such as NMR and MR imaging systems and superconducting magnets).

We believe that we differentiate our products from those of our competitors by our responsiveness to customer requirements, as determined through market research. Although specific customer requirements can vary depending on applications, customers generally demand superior performance, ease of use, high quality, high productivity and low cost of ownership. We have responded to these customer demands by introducing new products focused on these requirements in the markets we serve.

Backlog

Our recorded backlog (including deferred revenue included in the Consolidated Balance Sheet) was $218.4 million at September 30, 2005, $171.7 million at October 1, 2004 and $174.8 million at October 3, 2003. Backlog increased from October 1, 2004 to September 30, 2005 primarily due to stronger order volume for Scientific Instruments products, particularly with respect to MR imaging systems, and the acquisition of Magnex Scientific Limited (“Magnex”) in November 2004. The change in backlog from October 3, 2003 to October 1, 2004 was not significant.

We include in backlog purchase orders or production releases under blanket purchase orders that have firm delivery dates. Recorded backlog in U.S. dollars is impacted by foreign currency fluctuations. In addition, recorded backlog might not result in sales because of cancellations or other factors.

Most of our products are shipped soon after they are ordered by customers, with the time between order receipt and shipment being as short as a few days for some products and less than a fiscal quarter for most others. However, other products, in particular certain NMR and MR imaging systems and superconducting magnets, can have significantly longer lead times, sometimes in excess of one year. Significant shipments often occur in the last month of each quarter, in part because of how customers place orders and schedule shipments.

We believe that over 90% of orders included in our backlog at September 30, 2005 will result in revenue before the end of fiscal year 2006. However, this percentage should not be taken as an indicator for orders received after September 30, 2005 because of the longer lead times associated with our superconducting magnets, particularly those for use in MR imaging systems.

Competition

Competition in markets we serve is primarily based upon the performance capabilities of products, technical support and after-market service, the manufacturer’s reputation as a technological leader and product pricing. We believe that performance capabilities are the most important of these criteria.

The markets in which we compete are highly competitive and are characterized by the application of advanced technology. There are numerous companies that specialize in, and a number of larger companies that devote a significant portion of their resources to, the development, manufacture, sale and service of products that compete with those that we manufacture, sell or service. Many of our competitors are well-known manufacturers with a high degree of technical proficiency. In addition, competition is intensified by the ever-changing nature of the technologies in the industries in which we are engaged. The markets for our products are characterized by specialized manufacturers that often have strength in narrow segments of these markets. While the absence of reliable statistics makes it difficult to determine our relative market position in our industry segments, we are one of the principal manufacturers in our primary fields.

Both of our business segments compete with many companies that address the same markets. Our Scientific Instruments segment competes primarily with Agilent, Bruker, JEOL, PerkinElmer, Shimadzu, Thermo Electron, Waters and other smaller suppliers. Our Vacuum Technologies segment competes primarily with Adixen (Alcatel), BOC Edwards, Inficon, Leybold, Pfeiffer, Ulvac and other smaller suppliers.

Manufacturing

Our principal manufacturing activities consist of precision assembly, test, calibration and certain specialized machining activities. For most of our products, we subcontract a portion of the assembly and machining, but perform all other assembly, test and calibration functions.

We believe that the ability to manufacture reliable products in a cost-effective manner is critical to meeting the “just-in-time” delivery and other demanding requirements of our OEM and end-user customers. We monitor and analyze product lead times, warranty data, process yields, supplier performance, field data on mean time between failures, inventory turns, repair response times and other indicators so that we can continuously improve our manufacturing processes.

As of September 30, 2005, we operated 13 significant manufacturing facilities located throughout the world. Our Scientific Instruments segment had manufacturing facilities in Palo Alto, California; Walnut Creek, California; Lake Forest, California; Ft. Collins, Colorado; Randolph, Massachusetts; Cary, North Carolina; Melbourne, Australia; Grenoble, France; Middelburg, Netherlands; and Yarnton, United Kingdom. In November 2005, we acquired a manufacturing facility in Church Stretton, United Kingdom, as a result of our acquisition of Polymer Labs, which is now part of our Scientific Instruments segment. Our Vacuum Technologies segment had manufacturing facilities in Lexington, Massachusetts, and Turin, Italy.

All of our significant manufacturing facilities, other than Grenoble, France, have been certified as complying with the International Organization for Standardization Series 9000 Quality Standards (“ISO 9000”).

Raw Materials

There are no specialized raw materials that are particularly essential to the operation of our business. Our manufacturing operations require a wide variety of raw materials, electronic and mechanical components, chemical and biochemical materials and other supplies, some of which are occasionally in short supply. In addition, use of certain of our products requires reliable and cost-effective supply of certain raw materials. For example, end-users of our NMR and MR imaging systems and superconducting magnets require helium to operate those systems; shortages of helium could result in higher helium prices, and thus higher operating costs for NMR and MR imaging systems and superconducting magnets, which could impact demand for those products.

We manufacture some components used in our products. Other components, including certain superconducting magnets and electronic subassemblies, are purchased from other manufacturers. Most of the raw materials, components and supplies we purchase are available from a number of different suppliers; however, a number of items—in particular, certain superconducting magnets for NMR systems, wire used in superconducting magnets and electronic subassemblies used in Scientific Instruments—are purchased from limited or single sources of supply. Disruption of these sources could cause delays or reductions in shipment of our products or increases in our costs, which could have an adverse effect on our financial condition or results of operations.

Research and Development

We are actively engaged in basic and applied research, development and engineering programs designed to develop new products and to improve existing products. During fiscal years 2005, 2004 and 2003, we spent $53.9 million, $48.7 million and $45.7 million, respectively, on research, development and engineering activities. Over this period, the focus of our research and development activities has been shifting more toward information rich detection products. We intend to continue to conduct extensive research and development activities, with a continued emphasis on information rich detection products such as NMR and MR imaging systems, superconducting magnets, mass spectrometers (including vacuum products for use in OEM mass spectrometers) and certain consumable products. There can be no assurance that we will be able to develop and market new products on a cost-effective and timely basis, that such products will compete favorably with products developed by others or that our existing technology will not be superseded by new discoveries or developments.

Customer Support and Service

We believe that our customer service and support are an integral part of our competitive strategy. As part of our support services, our applications and technical support staff provides individual assistance in supporting customers’ specific applications needs, solving analysis problems and integrating vacuum components. We offer training courses and periodically send our customers information on applications development.

Our products generally include a 90-day to one-year warranty, but in some countries and for some products we offer longer warranties. Service contracts may be purchased by customers to cover equipment no longer under warranty. Service work not performed under warranty or service contract is generally performed on a time-and-materials basis. We install and service our products primarily through our own field service organization, although certain distributors and sales representatives are able and contracted to perform some field services.

Patent and Other Intellectual Property Rights

We have a policy of seeking patent, copyright, trademark and trade secret protection in the U.S. and other countries for developments, improvements and inventions originating within our organization that are incorporated in our products or that fall within our fields of interest. As of September 30, 2005, we owned approximately 306 patents in the U.S. and approximately 504 patents throughout the world, and had numerous patent applications on file with various patent agencies worldwide. We intend to continue to file patent applications as we deem appropriate.

We rely on a combination of copyright, trade secret and other legal, as well as contractual, restrictions on disclosure, copying and transferring title to protect our proprietary rights. We have trademarks, both registered and unregistered, that are maintained and enforced to provide customer recognition for our products in the marketplace. We also have agreements with third parties that provide for licensing of patented or proprietary technology. These agreements include royalty-bearing licenses and technology cross-licenses.

Environmental Matters

Our operations are subject to various federal, state and local laws in the U.S., as well as laws in other countries, regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. These regulations increase the costs and potential liabilities of our operations. However, our compliance with these regulations is not expected to have a material effect upon our capital expenditures, earnings or competitive position. For additional information on environmental matters, see Item 1A—Risk Factors—Environmental Matters and—Governmental Regulations.

Employees

At September 30, 2005, we had approximately 3,500 full-time and temporary employees and contract workers worldwide—approximately 1,600 in North America, 1,000 in Europe, 300 in Asia, 500 in Australia and 100 in Latin America.

Item 1A. Risk Factors

Customer Demand.    Demand for our products depends upon, among other factors, the level of capital expenditures by current and prospective customers, the rate of economic growth in the markets in which we compete, the level of government funding for research and the competitiveness of our products and services. Changes in any of these factors could have an adverse effect on our financial condition or results of operations.

We must continue to assess and predict customer needs, regulatory requirements and evolving technologies. We must develop new products, including enhancements to existing products, new services and new applications, successfully commercialize, manufacture, market and sell these products and protect our intellectual property in these products. If we are unsuccessful in these areas, our financial condition or results of operations could be adversely affected.

Variability of Operating Results.    We experience some cyclical patterns in sales of our products. Generally, sales and earnings in the first quarter of our fiscal year are lower when compared to the preceding fourth fiscal quarter, primarily because there are fewer working days in our first fiscal quarter (October to December). Sales and earnings in our third fiscal quarter are usually flat to down sequentially compared to the second fiscal quarter, primarily because there are a number of holidays in the early part of the quarter, especially in Europe, and the June quarter-end has no significant customer year ends to influence orders. Our fourth fiscal quarter sales and earnings are often the highest in the fiscal year compared to the other three quarters, primarily because many government- and research-related customers spend budgeted money before their own fiscal years end. This cyclical pattern can be influenced by other factors, including the timing of revenue recognition on large systems, general economic conditions, acquisitions, new product introductions and products requiring long manufacturing and installation lead times (such as NMR and MR imaging systems and superconducting magnets). Consequently, our results of operations may fluctuate significantly from quarter to quarter.

For most of our products, we operate on a short backlog, as short as a few days for some products and less than a fiscal quarter for most others. We also experience significant shipments in the last few weeks of each quarter, in part because of how our customers place orders and schedule shipments. This can make it difficult for us to forecast our results of operations.

Certain of our NMR and MR imaging systems, NMR probes, superconducting magnets and other related components sell on long lead-times, sometimes in excess of one year. These systems and components sell for high prices; are complex; require development of new technologies and, therefore, significant research and development resources; are often intended for evolving research applications; often have customer-specific features, custom capabilities and specific acceptance criteria; and, in the case of NMR and MR imaging systems, require superconducting magnets that can be difficult to manufacture. Some superconducting magnets for our NMR systems are not manufactured by us, so our ability to ship, install and obtain customer acceptance of certain of our NMR systems is dependent upon the superconducting magnet supplier’s timely development, delivery and installation of magnets that perform to customer specifications. If we are unable to meet these challenges, it could have an adverse effect on our financial condition or results of operations. In addition, all of these factors can make it difficult for us to forecast shipment, installation and acceptance of, and installation and warranty costs on, NMR and MR imaging systems, NMR probes and superconducting magnets, which in turn can make it difficult for us to forecast the timing of revenue recognition and the achieved gross profit margin on these products.

Changes to financial accounting standards can also create variability in our operating results. As discussed in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Accounting Pronouncements, the Financial Accounting Standards Board (“FASB”) has published Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123(R)”), Share-Based Payments, which amends existing financial accounting standards to require that awards made under equity compensation plans be recorded as compensation expense using the fair value method. SFAS 123(R) will be effective for the first quarter of our fiscal year 2006. We are still assessing the impact of this new accounting standard, but we expect that it will have a significant impact on our results of operations.

Changes in our effective tax rate can also create variability in our operating results. In the future, effective tax rates could be adversely affected by earnings being lower than anticipated in countries having lower statutory rates and higher than anticipated in countries having higher statutory rates, by changes in the valuation of deferred tax assets or liabilities or by changes in tax laws or interpretations thereof. In addition, we are subject to examination of our income tax returns by the U.S. Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our income tax reserves and expense. Should actual events or results differ from our current expectations, charges or credits to our income tax reserves and income tax expense may become necessary. Any such adjustments could have a significant impact on our results of operations.

Competition.    The industries in which we operate are highly competitive. We compete against many U.S. and non-U.S. companies, most with global operations. Some of our competitors have greater financial resources than we have, which may enable them to respond more quickly to new or emerging technologies, take advantage of acquisition opportunities, compete on price, or devote greater resources to research and development, engineering, manufacturing, marketing, sales or managerial activities. Others have greater name recognition and geographic and market presence or lower cost structures than we do. In addition, weaker demand and excess capacity in our industries could cause greater price competition as our competitors seek to maintain sales volumes and market share. For the foregoing reasons, competition could result in lower revenues due to lost sales or price reductions, lower margins and loss of market share, which could have an adverse effect on our financial condition or results of operations.

Key Suppliers.    Some items we purchase for the manufacture of our products, including certain superconducting magnets used in NMR systems, wire used in superconducting magnets and electronic subassemblies used in scientific instruments, are purchased from limited or single sources of supply. The loss of a key supplier or the inability to obtain certain key raw materials or components could cause delays or reductions in shipments of our products or increase our costs, which could have an adverse effect on our financial condition or results of operations.

We have experienced and could again experience delivery delays in superconducting magnets used in our NMR systems, which has caused and could again cause delays in our product shipments. In addition, end-users of our NMR and MR imaging systems and superconducting magnets require helium to operate those products; shortages of helium could result in higher helium prices and thus higher operating costs for NMR and MR imaging systems and superconducting magnets, which could impact demand for those products.

Business Interruption.    Our facilities, operations and systems could be impacted by fire, flood, terrorism or other natural or man-made disasters. In particular, we have significant facilities in areas prone to earthquakes and fires, such as our production facilities and headquarters in California. Due to their limited availability, broad exclusions and prohibitive costs, we do not have insurance policies that would cover losses resulting from an earthquake. If any of our facilities or surrounding areas were to be significantly damaged in an earthquake, fire, flood or other disaster, it could disrupt our operations, delay shipments and cause us to incur significant repair or replacement costs, which could have an adverse effect on our financial condition or results of operations.

Our employees based in certain countries outside of the U.S. are subject to factory-specific and/or industry-wide collective bargaining agreements. Of these, certain of our employees in Australia are subject to a collective bargaining agreement that will need to be renewed in April 2006. A work stoppage, strike or other labor action at this or other of our facilities could have an adverse effect on our financial condition or results of operations.

Intellectual Property.    Our success depends on our intellectual property. We rely on a combination of patents, copyrights, trademarks, trade secrets, confidentiality agreements and licensing arrangements to establish and protect that intellectual property, but these protections might not be available in all countries, might not be enforceable, might not fully protect our intellectual property and might not provide meaningful competitive advantages. Moreover, we might be required to spend significant resources to police and enforce our intellectual property rights, and we might not detect infringements of those intellectual property rights. If we fail to protect our intellectual property and enforce our intellectual property rights, our competitive position could suffer, which could have an adverse effect on our financial condition or results of operations.

Other third parties might claim that we infringe their intellectual property rights, and we may be unaware of intellectual property rights that we are infringing. Any litigation regarding intellectual property of others could be costly and could divert personnel and resources from our operations. Claims of intellectual property infringement might also require us to develop non-infringing alternatives or enter into royalty-bearing license agreements. We might also be required to pay damages or be enjoined from developing, manufacturing or selling infringing products. We sometimes rely on licenses to avoid these risks, but we cannot be assured that these licenses will be available in the future or on favorable terms. These risks could have an adverse effect on our financial condition or results of operations.

Acquisitions.    We have acquired companies and operations and made minority equity investments in private companies, and intend to acquire companies and operations (and make minority equity investments in private companies) in the future, as part of our growth strategy. These acquisitions must be carefully evaluated and negotiated if they are to be successful. Once completed, acquired operations must be carefully integrated to realize expected synergies, efficiencies and financial results. Some of the challenges in doing this include retaining key employees, managing operations in new geographic areas, retaining key customers, integrating data systems and internal controls and managing transaction costs. All of this must be done without diverting management and other resources from other operations and activities. Additionally, acquisition-related goodwill and minority equity investments in private companies are subject to regular impairment testing and potential impairment charges. For all of these reasons, failure to successfully evaluate, negotiate and integrate acquisitions could have an adverse effect on our financial condition or results of operations.

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

Non-U.S. Operations and Currency Exchange Rates.    A significant portion of our sales, manufacturing activities and employees are outside of the U.S. As a result, we are subject to various risks, including the following: duties, tariffs and taxes; restrictions on currency conversions, fund transfers or profit repatriations; import, export and other trade restrictions; protective labor regulations and union contracts; compliance with local laws and regulations, as well as U.S. laws and regulations (such as the Foreign Corrupt Practices Act) as they relate to our non-U.S. operations; travel and transportation difficulties; and adverse developments in political or economic environments in countries where we operate. These risks could have an adverse effect on our financial condition or results of operations.

Additionally, the U.S. dollar value of our sales and operating costs varies with currency exchange rate fluctuations. Because we manufacture and sell in the U.S. and a number of other countries, the impact that currency exchange rate fluctuations have on us is dependent on the interaction of a number of variables. These variables include, but are not limited to, the relationships between various foreign currencies, the relative amount of our revenues that are denominated in U.S. dollars or in U.S. dollar-linked currencies, customer resistance to currency-driven price changes and the suddenness and severity of changes in certain foreign currency exchange rates. In addition, we hedge most of our balance sheet exposures denominated in other-than-local currencies based upon forecasts of those exposures; in the event that these forecasts are overstated or understated during periods of currency volatility, foreign exchange losses could result. For all of these reasons, currency exchange fluctuations could have an adverse effect on our financial condition or results of operations.

Key Personnel.    Our success depends upon the efforts and abilities of key personnel, including research and development, engineering, manufacturing, finance, administrative, marketing, sales and management personnel. The availability of qualified personnel can vary significantly based on factors such as the strength of the general economy. However, even in weak economic periods, there is still intense competition for personnel with certain expertise in the geographic areas where we compete for personnel. In addition, certain employees have significant institutional and proprietary technical knowledge, which could be difficult to quickly replace. Failure to attract and retain qualified personnel, who generally do not have employment agreements or post-employment non-competition agreements, could have an adverse effect on our financial condition or results of operations.

Certain Employee Benefit Plans.    Many of our U.S. employees participate in health care plans under which we are self-insured. We maintain a stop-loss insurance policy that covers the cost of certain individually large claims under these plans. During each year, our expenses under these plans are recorded based on actuarial estimates of the number and costs of expected claims, administrative costs, and stop-loss premiums. These estimates are then adjusted at the end of each plan year to reflect actual costs incurred. Actual costs under these plans are subject to variability depending primarily upon employee enrollment and demographics, the actual number and costs of claims made and whether and how much the stop-loss insurance we purchase covers the cost of these claims. In the event that our cost estimates differ from actual costs, our financial condition and results of operations could be adversely impacted.

We also maintain defined benefit pension plans for our employees in several countries outside of the U.S. In accordance with Statement of Financial Accounting Standards No. (“SFAS”) 87, Employers’ Accounting for Pensions, we utilize a number of assumptions including the expected long-term rate of return on plan assets and the discount rate in order to determine our defined benefit pension plan costs each year. These assumptions are set based on relevant debt, equity and other market conditions in the countries in which the plans are maintained. We adjust these assumptions each year in response to corresponding changes in the underlying market conditions. Changes in these market conditions result in corresponding changes in our defined benefit pension plan assumptions, liabilities and costs. These changes could have an adverse effect on our financial condition or results of operations.

Environmental Matters.    Our operations are subject to various federal, state and local laws in the U.S., as well as laws in other countries, regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. These regulations increase the costs and potential liabilities of our operations. However, we do not currently anticipate that our compliance with these regulations will have a material effect on our capital expenditures, earnings or competitive position.

As is described in Item 1—Business, we are obligated (under the terms of the Distribution Agreement) to indemnify VMS for one-third of certain costs (after adjusting for any insurance proceeds and tax benefits recognized or realized by VMS for such costs) relating to environmental matters. In that regard, VMS has been named by the U.S. Environmental Protection Agency or third parties as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, at nine sites where VAI is alleged to have shipped manufacturing waste for recycling, treatment or disposal. In addition, VMS is overseeing and, as applicable, reimbursing third parties for environmental investigation, monitoring, and/or remediation activities, in most cases under the direction of, or in consultation with, federal, state and/or local agencies in the U.S., at certain current VMS or former VAI facilities. We are obligated to indemnify VMS for one-third of these environmental investigation, monitoring and/or remediation costs (after adjusting for any insurance proceeds and taxes).

For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further environmental-related activities or to estimate the future costs of such activities if undertaken. As of September 30, 2005, it was nonetheless estimated that our share of the future exposure for environmental-related costs for these sites and facilities ranged in the aggregate from $1.3 million to $2.5 million (without discounting to present value). The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 14 years as of September 30, 2005. No amount in the foregoing range of estimated future costs is believed to be more probable of being incurred than any other amount in such range, and we therefore had an accrual of $1.3 million as of September 30, 2005.

As to certain sites and facilities, sufficient knowledge has been gained to be able to better estimate the scope and certain costs of future environmental-related activities. As of September 30, 2005, it was estimated that our share of the future exposure for these environmental-related costs for these sites and facilities ranged in the aggregate from $3.7 million to $16.1 million (without discounting to present value). The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 30 years as of September 30, 2005. As to each of these sites and facilities, it was determined that a particular amount within the range of certain estimated costs was a better estimate of the future environmental-related cost than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. Together, the undiscounted amounts for these sites totaled $6.7 million at September 30, 2005. We therefore had an accrual of $4.5 million as of September 30, 2005, which represents the best estimate of our share of these future environmental-related costs discounted at 4%, net of inflation. This accrual is in addition to the $1.3 million described in the preceding paragraph.

At September 30, 2005, our reserve for environmental-related costs, based upon future environmental-related costs estimated by us as of that date, was calculated as follows:

	Recurring Costs	Non- Recurring Costs	Total Anticipated Future Costs
(in millions)
Fiscal Year
2006	$0.3	$0.7	$1.0
2007	0.3	0.5	0.8
2008	0.3	0.3	0.6
2009	0.3	0.1	0.4
2010	0.3	0.1	0.4
Thereafter	4.1	0.7	4.8

Total costs	$5.6	$2.4	8.0

Less imputed interest			(2.2)

Reserve amount			5.8
Less current portion			(1.1)

Long-term (included in Other liabilities)			$4.7

The foregoing amounts are only estimates of anticipated future environmental-related costs, and the amounts actually spent in the years indicated may be greater or less than such estimates. The aggregate range of cost estimates reflects various uncertainties inherent in many environmental investigation, monitoring and remediation activities and the large number of sites where such investigation, monitoring and remediation activities are being undertaken.

An insurance company has agreed to pay a portion of certain of VAI’s (now VMS’) future environmental-related costs for which we have an indemnification obligation, and we therefore have a long-term receivable of $1.1 million (discounted at 4%, net of inflation) in other assets as of September 30, 2005 for our share of such recovery. We have not reduced any environmental-related liability in anticipation of recoveries from third parties.

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

Governmental Regulations.    Our businesses are subject to many governmental regulations in the U.S. and other countries, including with respect to protection of the environment, employee health and safety, labor matters, product safety, medical devices, import, export, competition and sales to governmental entities. These regulations are complex and change frequently. We incur significant costs to comply with governmental regulations, costs to comply with new or changed regulations could be significant, and failure to comply could result in suspension of or restrictions on our operations, product recalls, fines, other civil and criminal penalties, private party litigation and damage to our reputation, which could have an adverse effect on our financial condition or results of operations.

As mandated by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include in their annual reports on Form 10-K a report issued by management containing their assessment of the effectiveness of the company’s internal control over financial reporting. In addition, the registered public accounting firm auditing the company’s financial statements must attest to and report on management’s assessment of the effectiveness of the company’s internal control over financial reporting. These new requirements were effective beginning with our fiscal year ending September 30, 2005. The requirements of Section 404 and their application to our operations are complex; as a result, it is difficult to estimate the cost of our Section 404 compliance activities, but those costs have been and are expected to continue to be significant.

In January 2003, the European Union (“EU”) adopted Directive 2002/96/EC on Waste Electrical and Electronic Equipment (the “WEEE Directive”). The WEEE Directive requires EU-member countries to adopt implementing legislation imposing certain responsibilities on producers (manufacturers and importers) in the EU of electrical and electronic equipment with respect to the collection and disposal of waste from that equipment. Certain requirements of the WEEE Directive took effect on August 13, 2005, in particular the requirement that each EU-member country adopt legislation implementing the WEEE Directive in that country.

Certain EU-member countries where we manufacture or import products have adopted such implementing legislation (although in some cases to be effective at a future date), while other EU-member countries have either not yet adopted implementing legislation or have not yet adopted rules under their implementing legislation. It is therefore not yet possible for us to fully determine or estimate the impact on us of complying with the WEEE Directive, although we have a program underway to ensure compliance with the WEEE Directive. We will incur waste collection and disposal costs to comply with implementing legislation under the WEEE Directive, but we cannot currently estimate those costs because of uncertainties on how the WEEE Directive will be implemented in each EU-member country where we manufacture or import electrical or electronic equipment. To the extent those costs are substantial, our financial condition or results of operations could be materially adversely affected. In addition, similar legislation has been or could be enacted in other countries outside the EU, the cumulative impact of which could similarly impact our financial condition or results of operations.

In January 2003, the EU also adopted Directive 2002/95/EC on Restriction on the Certain Hazardous Substances in Electrical and Electronic Equipment (the “RoHS Directive”). The RoHS Directive bans in the EU the use of certain hazardous materials in electrical and electronic equipment. The RoHS Directive goes into effect on July 1, 2006, the date by which each EU-member country is required to adopt legislation implementing the Directive in that country. Certain EU-member countries where we manufacture or import products have adopted such implementing legislation to be effective on July 1, 2006, while other EU-member countries have either not yet adopted implementing legislation or have not yet adopted rules under their implementing legislation. It is therefore not yet possible for us to fully determine or estimate the impact on us of complying with the RoHS Directive, although we have a program underway to ensure compliance with the Directive. We might incur increased manufacturing costs and/or production delays in complying with implementing legislation under the RoHS Directive, but we cannot currently estimate those costs because of uncertainty on how the Directive will be implemented in each EU-member country where we manufacture or import electrical or electronic equipment. To the extent those costs or delays are substantial, our financial condition or results of operations could be materially adversely affected. In addition, similar legislation has been or could be enacted in other countries outside the EU, the cumulative impact of which could similarly impact our financial condition or results of operations.

Executive Officers

The following table sets forth the names and ages of our executive officers, together with positions and offices held within the last five years by such executive officers.

Name	Age	Position (Business Experience)	Period
Garry W. Rogerson	53	President and Chief Executive Officer	2004-Present
		President and Chief Operating Officer	2002-2004
		Senior Vice President, Scientific Instruments	2001-2002
		Vice President, Analytical Instruments	1999-2001

G. Edward McClammy	56	Senior Vice President, Chief Financial Officer and Treasurer	2002-Present
		Vice President, Chief Financial Officer and Treasurer	2001-2002
		Vice President and Chief Financial Officer	1999-2001

A. W. Homan	46	Vice President, General Counsel and Secretary	1999-Present

Martin O’Donoghue	47	Vice President, Scientific Instruments	2003-Present
		Vice President, Analytical Instruments	2002-2003
		Vice President and General Manager, Chromatography Systems and Analytical Supplies	2000-2002
		Engineering Manager, Chromatography Systems	1999-2000

Sergio Piras	56	Vice President, Vacuum Technologies	2000-Present
		Vice President and General Manager, Vacuum Technologies—Torino	1999-2000

Sean M. Wirtjes	36	Controller	2004-Present
		Assistant Controller	2002-2004
		Corporate Controller, Quova, Inc.	2000-2002
		Senior Manager, PricewaterhouseCoopers LLP	1999-2000

Investor Information

Financial and other information relating to us can be accessed on the Investors page at our website. This can be reached from our main Internet website (http://www.varianinc.com) by clicking on “Investors.” On the Investors page at our website, we make available, free of charge, copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing them with or furnishing them to the SEC.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of September 30, 2005, we had manufacturing, warehouse, research and development, sales, service and administrative facilities that had an aggregate floor space of approximately 607,000 square feet in the U.S. and 761,000 square feet outside of the U.S., for a total of approximately 1,368,000 square feet worldwide. Of these facilities, aggregate floor space of approximately 548,000 square feet was leased, and we owned the remainder. We believe that our facilities and equipment generally are well maintained, in good operating condition, suitable for our purposes and adequate for current operations.

As of September 30, 2005, we owned or leased 13 significant manufacturing facilities located throughout the world. Our Scientific Instruments segment had manufacturing facilities in Palo Alto, California; Walnut Creek, California; Lake Forest, California; Ft. Collins, Colorado; Randolph, Massachusetts; Cary, North Carolina; Melbourne, Australia; Grenoble, France; Middleburg, Netherlands; and Yarnton, United Kingdom. In November 2005, we acquired a manufacturing facility in Church Stretton, United Kingdom, as a result of our acquisition of Polymer Labs, which is now part of our Scientific Instruments segment. Our Vacuum Technologies segment had manufacturing facilities in Lexington, Massachusetts, and Turin, Italy. We own or lease 48 sales and service facilities located throughout the world, 42 of which are located outside of the U.S., including in Argentina, Australia, Brazil, Canada, China, France, Germany, India, Italy, Japan, Korea, Mexico, Netherlands, Russia, Spain, Sweden, Switzerland, Taiwan and the United Kingdom.

Item 3. Legal Proceedings

We are involved in pending legal proceedings that are ordinary, routine and incidental to our business. While the ultimate outcome of these and other legal matters is not determinable, we believe that these matters are not reasonably likely to have a material adverse effect on our financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Our high and low common stock selling prices in each of the four quarters of fiscal year 2005 and 2004 follow:

	Fiscal Year 2005 Common Stock Selling Prices
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$41.43	$43.31	$39.61	$40.64
Low	$31.90	$33.75	$32.71	$33.05

	Fiscal Year 2004 Common Stock Selling Prices
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$42.40	$46.50	$44.90	$41.55
Low	$33.50	$36.43	$38.53	$34.21

Our common stock is traded on the Nasdaq National Market under the trading symbol VARI.

We have never paid cash dividends on our capital stock and do not currently anticipate paying any cash dividends in the foreseeable future.

There were 3,127 holders of record of our common stock on December 2, 2005.

(b) Not applicable.

(c) March 2005 Stock Repurchase Program.    The following table summarizes information relating to stock repurchases during the fiscal quarter ended September 30, 2005.

Fiscal Month	Shares Repurchased	Average Price Per Share	Total Value of Shares Repurchased as Part of Publicly Announced Plan (1)	Maximum Total Value of Shares that May Yet Be Purchased Under the Plan
(In thousands, except per share amounts)
Balance – July 1, 2005				$38,361
July 2, 2005 – July 29, 2005	—	$—	$—
July 30, 2005 – August 26, 2005	1,039	36.60	38,059	302
August 27, 2005 – September 30, 2005	9	35.29	302	$—

Total shares repurchased	1,048	$36.59	$38,361

(1)	In February 2005, our Board of Directors approved a stock repurchase program under which we were authorized to repurchase up to $145 million of our common stock. As of September 30, 2005, we had fully utilized our authorization under this program and repurchased and retired approximately 4.0 million shares for an aggregate cost of $145 million.

Item 6. Selected Financial Data

	Fiscal Year Ended
	Sept. 30, 2005	Oct. 1, 2004	Oct. 3, 2003	Sept. 27, 2002	Sept. 28, 2001
(in millions, except per share amounts)
Statement of Earnings Data
Sales	$772.8	$724.4	$668.8	$605.0	$568.8
Earnings from continuing operations before income taxes and cumulative effect of change in accounting principle	$63.5	$68.4	$52.8	$61.4	$59.6
Income tax expense	$16.8	$23.1	$17.8	$21.7	$22.6
Earnings from continuing operations	$46.7	$45.3	$35.0	$39.7	$37.0
Earnings from discontinued operations	$79.3	$14.2	$14.1	$11.9	$7.3
Cumulative effect of change in accounting principle, net of tax	$—	$—	$—	$—	$(7.5)
Net earnings	$126.0	$59.5	$49.1	$51.6	$36.8
Net earnings per basic share:
Continuing operations	$1.39	$1.31	$1.03	$1.18	$1.12
Discontinued operations	$2.35	$0.41	$0.42	$0.36	$0.22
Cumulative effect of change in accounting principle	$—	$—	$—	$—	$(0.22)
Net earnings	$3.74	$1.72	$1.45	$1.54	$1.12
Net earnings per diluted share:
Continuing operations	$1.36	$1.27	$1.00	$1.14	$1.07
Discontinued operations	$2.31	$0.39	$0.40	$0.34	$0.22
Cumulative effect of change in accounting principle	$—	$—	$—	$—	$(0.22)
Net earnings	$3.67	$1.66	$1.40	$1.48	$1.07

	Fiscal Year End
	Sept. 30, 2005	Oct. 1, 2004	Oct. 3, 2003	Sept. 27, 2002	Sept. 28, 2001
Balance Sheet Data
Total assets	$796.0	$830.7	$737.1	$634.6	$559.3
Long-term debt	$27.5	$30.0	$36.3	$37.6	$39.7

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our fiscal years reported are the 52- or 53-week periods that ended on the Friday nearest September 30. Fiscal year 2005 was the 52-week period that ended on September 30, 2005. Fiscal year 2004 was the 52-week period that ended on October 1, 2004. Fiscal year 2003 was the 53-week period that ended on October 3, 2003.

The discussion below should be read together with the risks to our business as described in Part I—Caution Regarding Forward-Looking Statements and Item 1A—Risk Factors.

Results of Operations

Sale of Electronics Manufacturing Business and Discontinued Operations.    During the second quarter of fiscal year 2005, we sold the business formerly operated as our Electronics Manufacturing segment (the “Electronics Manufacturing Business”) to Jabil Circuit, Inc. As a result of the sale, we determined that this business should be accounted for as discontinued operations in accordance with accounting principles generally accepted in the U.S. Consequently, the results of operations of the Electronics Manufacturing Business have been excluded from our results from continuing operations for all periods presented and have instead been presented on a discontinued operations basis. Earnings from these discontinued operations for fiscal years 2005, 2004 and 2003 are discussed separately below.

Fiscal Year 2005 Compared to Fiscal Year 2004

Segment Results

The following table presents comparisons of our sales and operating earnings for both of our segments and in total for fiscal years 2005 and 2004:

	Fiscal Year Ended
	September 30, 2005		October 1, 2004		Increase (Decrease)
	$	% of Sales	$	% of Sales	$	%
(dollars in millions)
Sales by Segment:
Scientific Instruments	$632.9		$584.9		$48.0	8.2%
Vacuum Technologies	139.9		139.5		0.4	0.2

Total company	$772.8		$724.4		$48.4	6.7%

Operating Earnings by Segment:
Scientific Instruments	$50.7	8.0%	$54.0	9.2%	$(3.3)	(6.1)%
Vacuum Technologies	25.4	18.2	23.5	16.9	1.9	8.0

Total segments	76.1	9.8	77.5	10.7	(1.4)	(1.8)
General corporate	(15.9)	(2.1)	(9.7)	(1.3)	(6.2)	(62.8)

Total company	$60.2	7.8%	$67.8	9.4%	$(7.6)	(11.1)%

Scientific Instruments.    The increase in Scientific Instruments sales was primarily attributable to higher sales volume in all regions, but particularly outside of North America. Increased customer demand for certain information-rich detection products, including those obtained through the acquisitions of Magnex Scientific Limited (“Magnex”) in the first quarter of fiscal year 2005 and product lines acquired from Digilab, LLC (the “Digilab Business”) in the fourth quarter of fiscal year 2004, drove the higher sales volume in both life science and industrial applications.

Scientific Instruments operating earnings for fiscal years 2005 and 2004 include pretax restructuring and other related costs of $6.5 million and $4.5 million, respectively (see Restructuring Activities below), acquisition-related intangible amortization of $6.5 million and $2.8 million, respectively, and the impact of in-process research and development charges of $0.7 million and $0.1 million, respectively. In addition, operating earnings for fiscal year 2005 include amortization of $4.3 million related to inventory written up in connection with the acquisitions of Magnex and the Digilab Business. Excluding the impact of these items, the increase in operating earnings as a percentage of sales resulted primarily from sales volume leverage and the positive effect of efficiency improvements. The increase from these positive factors was partially offset by the adverse impact of integration and transition costs relating to the Magnex and Digilab Business acquisitions.

Vacuum Technologies.    Vacuum Technologies sales were flat when comparing fiscal year 2005 to fiscal year 2004. Higher demand for products for life science applications in fiscal year 2005 was offset by lower demand for products for industrial applications, particularly in North America.

The increase in Vacuum Technologies operating earnings as a percentage of sales was primarily attributable to a favorable product mix shift and manufacturing and quality improvements.

Consolidated Results

The following table presents comparisons of our sales and other selected consolidated financial results for fiscal years 2005 and 2004:

	Fiscal Year Ended
	September 30, 2005		October 1, 2004		Increase (Decrease)
	$	% of Sales	$	% of Sales	$	%
(dollars in millions, except per share data)
Total sales	$772.8	100.0%	$724.4	100.0%	$48.4	6.7%

Gross profit	340.5	44.1	321.1	44.3	19.4	6.1

Operating expenses:
Selling, general and administrative	225.6	29.2	204.5	28.2	21.1	10.4
Research and development	54.0	7.0	48.7	6.7	5.3	10.7
Purchased in-process research and development	0.7	0.1	0.1	—	0.6	593.0

Total operating expenses	280.3	36.3	253.3	34.9	27.0	10.6

Operating earnings	60.2	7.8	67.8	9.4	(7.6)	(11.1)
Interest income	5.4	0.7	3.0	0.4	2.4	77.3
Interest expense	(2.2)	(0.3)	(2.4)	(0.3)	0.2	7.9
Income tax expense	(16.7)	(2.2)	(23.1)	(3.2)	(6.4)	(27.3)

Earnings from continuing operations	$46.7	6.0%	$45.3	6.3%	$1.4	3.0%

Net earnings per diluted share from continuing operations	$1.36		$1.27		$0.09

Sales.    As discussed under the heading Segment Results above, sales by the Scientific Instruments and Vacuum Technologies segments in fiscal year 2005 increased by 8.2% and 0.2%, respectively, compared to fiscal year 2004. The overall improvement in sales was primarily attributable to demand for certain information rich detection products, including those obtained through the Magnex and Digilab Business acquisitions.

Geographically, sales in North America of $317.0 million, Europe of $296.1 million and the rest of the world of $159.7 million in fiscal year 2005 represented increases of 3.3%, 8.6% and 10.3%, respectively, compared to fiscal year 2004. Sales by the Scientific Instruments segment increased across all major geographic regions, as did Vacuum Technologies segment sales into Europe and the Pacific Rim. However, Vacuum Technologies sales into North America decreased in fiscal year 2005, primarily as a result of lower demand from industrial customers.

Gross Profit.    Gross profit for fiscal year 2005 reflects the impact of $4.3 million in amortization expense related to inventory written up in connection with the Magnex and the Digilab Business acquisitions (this amount was included in cost of sales). Excluding the impact of this amortization, the increase in gross profit percentage compared to fiscal year 2004 resulted primarily from a favorable product mix shift and manufacturing and quality improvements in the Vacuum Technologies segment during the period.

Selling, General and Administrative.    Selling, general and administrative expenses for fiscal year 2005 included approximately $6.9 million in pretax restructuring and other related costs, approximately $6.5 million in amortization expense relating to acquisition-related intangible assets and a pretax loss of approximately $1.5 million relating to the settlement of a defined benefit pension plan. In comparison, selling, general and administrative expenses for fiscal year 2004 included approximately $4.6 million in pretax restructuring costs, approximately $2.9 million in acquisition-related intangible amortization and a pretax gain of approximately $1.5 million relating to the curtailment of two defined benefit pension plans. Excluding the impact of these items, selling, general and administrative expenses were basically unchanged as a percentage of sales. Higher sales volume leverage and the positive impact of efficiency improvements were offset primarily by high Sarbanes-Oxley Act Section 404 implementation costs of approximately $5.0 million in fiscal year 2005. In absolute dollars, the increase in selling, general and administrative expenses was also attributable to the Magnex and the Digilab Business acquisitions.

Research and Development.    The increase in research and development expense as a percentage of sales was due primarily to our continued focus on new product development with an emphasis on information rich detection products and the timing of new product release activity. In absolute dollars, the increase was also attributable to the Magnex and the Digilab Business acquisitions.

Purchased In-Process Research and Development.    In connection with the Magnex acquisition in the first quarter of fiscal year 2005, we recorded a one-time charge of approximately $0.7 million for purchased in-process research and development relating to several magnetic resonance (“MR”) imaging products that were in process at the time of the acquisition. In fiscal year 2004, we recorded a one-time charge of approximately $0.1 million for purchased in-process research and development relating to several new Digilab Business products that were in process at the time of the acquisition.

Restructuring Activities.

Fiscal Year 2005 Plans.    During the first quarter of fiscal year 2005, we undertook certain restructuring actions to rationalize our Scientific Instruments field support administration in the United Kingdom following the completion of our acquisition of Magnex. These actions were undertaken to achieve operational efficiencies and eliminate redundant costs resulting from the acquisition which involved the termination of approximately 20 employees, the consolidation of certain field support administrative functions previously located in our Walton, United Kingdom location to Magnex’s location in Yarnton, United Kingdom and the closure of the Walton facility. Restructuring and other costs directly attributable to this plan have been included in selling, general and administrative expenses.

The following table sets forth changes in our restructuring liability during fiscal year 2005 in connection with this plan:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at October 1, 2004	$—	$—	$—

Charges to expense	270	1,527	1,797
Cash payments	(170)	(305)	(475)
Foreign currency impacts and other adjustments	(18)	(69)	(87)

Balance at September 30, 2005	$82	$1,153	$1,235

In addition to these restructuring costs, we incurred approximately $0.5 million in other costs relating directly to the consolidation of certain field support administrative functions from the Walton location to Magnex’s Yarnton location during fiscal year 2005. This amount was comprised of non-cash charges for accelerated depreciation of assets to be disposed of upon the closure of the Walton facility and employee retention costs, which will be settled in cash. Since the inception of this plan, we have recorded approximately $1.8 million in related restructuring expense and approximately $0.5 million of other related costs.

During the third quarter of fiscal year 2005, we committed to a separate plan to reorganize, consolidate and eliminate certain activities. This plan was undertaken due to the divestiture of our Electronics Manufacturing Business, the result of which was that we had lower revenues and reduced infrastructure requirements after the divestiture. We determined that this required us to adjust our organization and reduce our cost structure.

Under this plan, certain administrative functions within our Corporate organization and Scientific Instruments segment were reorganized and consolidated. This involved changes in reporting structures, consolidation of certain activities and the elimination of employee positions. In addition, this plan involved the elimination of employee positions in certain other operations to reduce our cost structure. We expect these activities to be completed by the second quarter of fiscal year 2006.

The measures described above resulted in the elimination of a total of approximately 70 employee positions, of which approximately 45 were in North America and approximately 20 were in Europe. The costs associated with this plan consist of one-time termination benefits and other related costs for employees in the Corporate organization and the Scientific Instruments segment whose positions were eliminated.

The following table sets forth changes in our restructuring liability during fiscal year 2005 in connection with this plan:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at October 1, 2004	$—	$—	$—

Charges to expense	3,425	—	3,425
Cash payments	(2,470)	—	(2,470)
Foreign currency impacts and other adjustments	(111)	—	(111)

Balance at September 30, 2005	$844	$—	$844

In addition to the foregoing restructuring costs, we incurred approximately $0.4 million in other costs, comprised of employee retention costs, relating directly to the reorganization and consolidation of certain activities and the elimination of employee positions. This amount will be settled in cash. Since the inception of this plan, we have recorded approximately $3.4 million in related restructuring expense and approximately $0.4 million of other related costs.

Fiscal Year 2004 Plans.    During fiscal year 2004, we undertook certain restructuring actions to reorganize the management structure in our Scientific Instruments factories in Australia and the Netherlands. These actions were undertaken to narrow the strategic and operational focus of these factories and involved the termination of three employees. These actions were initiated in the fourth quarter of fiscal year 2004 and were completed in the second quarter of fiscal year 2005. All severance and other employee-related costs relating to this restructuring plan were initially recorded and included in selling, general and administrative expenses in the fourth quarter of fiscal year 2004; an adjustment to these amounts was recorded during fiscal year 2005. This restructuring plan did not involve any non-cash components. Under this plan, we recorded related restructuring expense of approximately $1.4 million.

The following table sets forth changes in our liability during fiscal year 2005 in connection with this plan:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at October 1, 2004	$665	$—	$665

Charges to expense	335	—	335
Cash payments	(1,004)	—	(1,004)
Foreign currency impacts and other adjustments	4	—	4

Balance at September 30, 2005 (plan completed)	$—	$—	$—

Also during fiscal year 2004, we committed to a separate plan to reorganize our Scientific Instruments and corporate marketing organizations and to consolidate certain Scientific Instruments administrative functions in North America. This plan, which involved the termination of approximately 20 employees, was undertaken to more closely align the strategic and operational focus of these organizations across different product lines and to improve efficiency and reduce operating costs. These actions were initiated in the fourth quarter of fiscal year 2004 and were completed in the fourth quarter of fiscal year 2005. All severance and other employee-related costs relating to this restructuring plan were initially recorded and included in selling, general and administrative expenses in the fourth quarter of fiscal year 2004. This restructuring plan did not involve any non-cash components. Under this plan, we recorded related restructuring expense of approximately $0.8 million.

The following table sets forth changes in our restructuring liability during fiscal year 2005 in connection with this plan:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at October 1, 2004	$859	$—	$859

Reversals of expense, net	(11)	—	(11)
Cash payments	(846)	—	(846)
Foreign currency impacts and other adjustments	(2)		(2)

Balance at September 30, 2005 (plan completed)	$—	$—	$—

Fiscal Year 2003 Plan.    During fiscal year 2003, we undertook certain restructuring actions to improve efficiency and more closely align employee skill sets and other resources with our evolving product mix as a result of our continued emphasis on nuclear magnetic resonance (“NMR”), mass spectroscopy and consumable products, with a bias toward life science applications. In addition, actions were undertaken to create a more efficient consumable products operation. These actions primarily impacted the Scientific Instruments segment and involved the termination of approximately 160 employees (principally in sales and marketing, administration, service and manufacturing functions), the closure of three sales offices and the consolidation of three consumable products factories into one in Southern California. Substantially all of these activities were completed during fiscal year 2003 except for the termination of approximately 20 employees, which took place in the second and third quarters of fiscal year 2004 and the Southern California facility consolidation, which was initiated in the third quarter of fiscal year 2003 and was substantially completed in the first quarter of fiscal year 2005. Costs relating to restructuring activities recorded under this plan have been included in selling, general and administrative expenses.

The following table sets forth changes in our restructuring liability during fiscal year 2005 in connection with this plan:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at October 1, 2004	$149	$830	$979

Charges to expense, net	—	395	395
Cash payments	(63)	(687)	(750)
Foreign currency impacts and other adjustments	(10)	1	(9)

Balance at September 30, 2005	$76	$539	$615

We expect to settle all remaining employee-related liabilities by the end of fiscal year 2006, while facility-related payments are currently expected to run through fiscal year 2010. The non-cash portion of restructuring costs recorded in connection with these restructuring actions was not significant, either in the aggregate or for any single fiscal period. Since the inception of this plan, we have recorded approximately $7.9 million in related restructuring expense and approximately $2.3 million in other related costs.

Restructuring Cost Savings.    When they were initiated, each of the foregoing restructuring plans was eventually expected to result in a reduction in annual operating expenses. The following table sets forth the estimated annual cost savings for each plan as well as where those cost savings were expected to be realized:

Restructuring Plan	Estimated Annual Cost Savings
Fiscal Year 2003 Plan (Scientific Instruments resource realignment including employee terminations, sales office closures and Southern California consumable product factory consolidation)	$ 9.0 million - $ 11.0 million
Fiscal Year 2004 Plan (Scientific Instruments factory management)	$ 0.6 million - $ 0.8 million
Fiscal Year 2004 Plan (Scientific Instruments and corporate marketing organizations; Scientific Instruments administrative functions)	$ 1.0 million - $ 1.5 million
Fiscal Year 2005 Plan (Scientific Instruments United Kingdom field support administration)	$ 0.8 million - $ 1.2 million
Fiscal Year 2005 Plan (Scientific Instruments and corporate administrative functions)	$ 4.5 million - $ 5.5 million

These estimated cost savings are expected to primarily impact selling, general and administrative expenses and, to a lesser extent, cost of sales. Some of these cost savings have been and will continue to be reinvested in other parts of our business, for example, as part of our continued emphasis on information-rich detection and consumable products. In addition, unrelated cost increases in other areas of our operations have and could in the future offset some or all of these cost savings. Although it is difficult to quantify with any precision our actual cost savings to date from these activities, many of which are still ongoing, we currently believe that the ultimate savings realized will not differ materially from our initial estimates.

Interest Income.    The increase in interest income in fiscal year 2005 reflects the impact of net cash received from the sale of the Electronics Manufacturing Business and, to a lesser extent, some increase in interest rates on invested cash.

Income Tax Expense.    The effective income tax rate was 26.4% for fiscal year 2005, compared to 33.7% for fiscal year 2004. The lower rate in fiscal year 2005 was primarily due to two separate discrete, one-time events that resulted in reductions of income tax expense during fiscal year 2005. The first discrete tax item, which resulted from a change in the treatment of foreign tax credits under a new U.S. law enacted during fiscal year 2005, reduced income tax expense by approximately $3.0 million. The second discrete item, which resulted from the elimination of withholding tax on certain dividends under a new tax law enacted in Switzerland during fiscal year 2005, reduced income tax expense by approximately $1.8 million. The aggregate reduction in income tax expense due to these discrete items of approximately $4.8 million was partially offset by the impact of a non-deductible purchased in-process research and development charge of approximately $0.7 million recorded in connection with the acquisition of Magnex. Excluding the impact of these items, the effective income tax rate for fiscal year 2005 was relatively constant compared to the rate for fiscal year 2004.

Earnings from Continuing Operations.    Earnings from continuing operations for fiscal year 2005 reflect the impact of approximately $6.9 million in pretax restructuring and other related costs, approximately $6.5 million in pretax acquisition-related intangible amortization, approximately $4.3 million in pretax amortization related to inventory written up in connection with acquisitions, an in-process research and development charge of approximately $0.7 million related to the Magnex acquisition, a pretax loss of approximately $1.5 million relating to the settlement of a defined benefit pension plan and a reduction of income tax expense of approximately $4.8 million relating to discrete, one-time tax events during the period. Earnings from continuing operations for fiscal year 2004 reflect the impact of approximately $4.6 million in pretax restructuring and other related costs, approximately $2.9 million in pretax acquisition-related intangible amortization, a pretax gain of approximately $1.5 million relating to the curtailment of two defined benefit pension plans and an in-process research and development charge of approximately $0.1 million related to the Digilab acquisition. Excluding the impact of these items, the increase in earnings from continuing operations resulted primarily from increased sales volume due, in part, to the Magnex and the Digilab Business acquisitions, partially offset by integration and transition costs relating to these acquisitions and by high Sarbanes-Oxley Act Section 404 implementation costs.

Earnings from Discontinued Operations.    Earnings from discontinued operations include earnings from the operations of the disposed Electronics Manufacturing Business as well as the one-time gain recorded on the sale of that business. During fiscal year 2005, we recorded approximately $5.4 million in earnings generated by the operations of the disposed business (net of tax) and approximately $73.9 million (net of tax) relating to the one-time gain on the sale. Earnings generated by the operations of the disposed business were approximately $14.2 million (net of tax) in fiscal year 2004. Excluding the one-time gain on the sale transaction, the decrease in earnings from discontinued operations was primarily due to the inclusion of the results of only 23 weeks of operations in fiscal year 2005 (the period prior to when the sale was completed) compared to a full 52 weeks of operations in fiscal year 2004.

Subsequent Event

Acquisition of PL International Limited.    On November 8, 2005, we acquired PL International Limited (“Polymer Labs”) for approximately $42.0 million in cash (net of acquired cash), subject to certain net asset adjustments. Under the terms of that acquisition, we might make additional purchase price payments of up to $23.0 million over a three-year period, depending on the performance of the Polymer Labs business relative to certain financial targets. Polymer Labs designs, develops, manufactures, markets, sells and services consumable products and instrumentation for advanced polymer analysis, including columns, standards and specialized chromatography systems for gel permeation chromatography (“GPC”) analysis, and systems for process monitoring of polymeric materials.

Fiscal Year 2004 Compared to Fiscal Year 2003

Segment Results

The following table presents comparisons of our sales and operating earnings for both of our segments and in total for fiscal years 2004 and 2003:

	Fiscal Year Ended
	October 1, 2004		October 3, 2003		Increase (Decrease)
	$	% of Sales	$	% of Sales	$	%
(dollars in millions)
Sales by Segment:
Scientific Instruments	$584.9		$552.0		$32.9	6.0%
Vacuum Technologies	139.5		116.8		22.7	19.5

Total company	$724.4		$668.8		$55.6	8.3%

Operating Earnings by Segment:
Scientific Instruments	$54.0	9.2%	$51.7	9.4%	$2.3	4.4%
Vacuum Technologies	23.5	16.9	13.0	11.2	10.5	80.5

Total segments	77.5	10.7	64.7	9.7	12.8	19.7
General corporate	(9.7)	(1.3)	(10.9)	(1.6)	1.2	11.0

Total company	$67.8	9.4%	$53.8	8.0%	$14.0	26.0%

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

Scientific Instruments operating earnings reflect pretax restructuring and other related costs of approximately $4.5 million and approximately $5.7 million in fiscal years 2004 and 2003, respectively (see Restructuring Activities below), and acquisition-related intangible amortization of approximately $2.8 million and approximately $2.6 million, respectively. In addition, operating earnings in fiscal year 2004 include the impact of an in-process research and development charge of approximately $0.1 million. Excluding the impact of these items, the decrease in operating earnings as a percentage of sales resulted primarily from lower gross profit margins, which were adversely affected by a mix shift toward lower margin high-field NMR systems and leading-edge cold probes for NMR and away from higher margin low-field NMR systems and by higher sales and marketing costs. Sales and marketing costs were higher as a percentage of sales due to higher order-based commissions and the weaker U.S. dollar, which increased costs for most non-U.S. operations. The decrease in operating earnings as a percentage of sales from these factors was partially offset by stronger sales of higher margin mass spectrometry products.

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

Consolidated Results

The following table presents comparisons of our sales and other selected consolidated financial results for fiscal years 2004 and 2003:

	Fiscal Year Ended
	October 1, 2004		October 3, 2003		Increase (Decrease)
	$	% of Sales	$	% of Sales	$	%
(dollars in millions, except per share data)
Sales	$724.4	100.0%	$668.8	100.0%	$55.6	8.3%

Gross profit	$321.1	44.3	$293.2	43.8	$27.9	9.5

Operating expenses:
Selling, general and administrative	204.5	28.2	193.8	29.0	10.7	5.5
Research and development	48.7	6.7	45.6	6.8	3.1	6.7
Purchased in-process research and development	0.1	—	—	—	0.1	100.0

Total operating expenses	253.3	34.9	239.4	35.8	13.9	5.8

Operating earnings	67.8	9.4	53.8	8.0	14.0	26.0
Interest income	3.0	0.4	1.5	0.2	1.5	104.3
Interest expense	(2.4)	(0.3)	(2.5)	(0.3)	0.1	3.9
Income tax expense	(23.1)	(3.2)	(17.8)	(2.7)	(5.3)	29.9

Earnings from continuing operations	$45.3	6.3%	$35.0	5.2%	$10.3	29.4%

Net earnings per diluted share from continuing operations	$1.27		$1.00		$0.27

Sales.    As shown above, fiscal year 2004 sales by the Scientific Instruments and Vacuum Technologies segments increased by 6.0% and 19.5%, respectively, compared to fiscal year 2003 sales. The improvement in sales was primarily attributable to general economic improvement and continued acceptance of our newer products, which was partially offset by the shorter fiscal year 2004 (which comprised 52 weeks) compared to fiscal year 2003 (which comprised 53 weeks).

Geographically, sales in North America of $307.0 million, Europe of $272.6 million and the rest of the world of $144.8 million in fiscal year 2004 represented increases of 4.1%, 16.1% and 4.0%, respectively, compared to fiscal year 2003. Both segments experienced an increase in sales across all major geographic regions that they served except for Scientific Instruments sales into North America, which were flat and the Pacific Rim, which were lower. The decrease in sales in the Pacific Rim in fiscal year 2004 was primarily due to lower sales of high-field NMR systems into that region as compared to fiscal year 2003. This decrease was partially offset by continued growth in sales of other Scientific Instruments and Vacuum Technologies products into the Pacific Rim and higher Scientific Instruments sales into Latin America. The overall increase in North America sales was primarily due to higher demand for products from the Vacuum Technologies segment. The increase in Europe was driven by improved Scientific Instruments and Vacuum Technologies sales; in part, this reflects the currency effect of the stronger Euro in fiscal year 2004.

Gross Profit.    Gross profit as a percentage of sales was higher due to an increased gross profit percentage in the Vacuum Technologies segment, primarily as a result of sales volume leverage and a mix shift toward higher margin products. In the Scientific Instruments segment, the adverse impact of a mix shift toward lower margin high-field NMR systems and NMR cold probes and away from higher margin low-field NMR systems was offset by the impact of stronger sales of higher margin mass spectrometry products and application-based consumable products in fiscal year 2004.

Selling, General and Administrative.    Selling, general and administrative expenses for fiscal year 2004 included approximately $4.6 million in pretax restructuring and other related costs, approximately $2.9 million in amortization expense relating to acquisition-related intangible assets and a pretax gain of approximately $1.5 million relating to the curtailment of two defined benefit pension plans. In comparison, selling, general and administrative expenses for fiscal year 2003 included approximately $6.9 million in pretax restructuring costs, approximately $2.6 million in acquisition-related intangible amortization and a pretax patent suit settlement of $1.1 million. Excluding the impact of these items, selling, general and administrative expenses as a percentage of sales decreased in fiscal year 2004 primarily as a result of higher sales volume leverage.

Research and Development.    Research and development spending was relatively constant as a percentage of sales, as we increased our investment in research and development, particularly in the areas of NMR and MR imaging, mass spectroscopy and consumable products, with a bias toward life science applications.

Restructuring Activities.

Fiscal Year 2004 Plans.    During fiscal year 2004, we undertook certain restructuring actions to reorganize the management structure in our Scientific Instruments factories in Australia and the Netherlands. These actions were undertaken to narrow the strategic and operational focus of these factories and involved the termination of three employees. These actions were initiated in the fourth quarter of fiscal year 2004 and were completed by the end of the second quarter of fiscal year 2005. All severance and other employee-related costs relating to this restructuring plan were initially recorded and included in selling, general and administrative expenses in the fourth quarter of fiscal year 2004. This restructuring plan did not involve any non-cash components.

The following table sets forth changes in our restructuring liability during fiscal year 2004 in connection with this plan:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at October 3, 2003	$—	$—	$—

Charges to expense	1,024	—	1,024
Cash payments	(359)	—	(359)

Balance at October 1, 2004	$665	$—	$665

Also during fiscal year 2004, we committed to a separate plan to reorganize our Scientific Instruments and corporate marketing organizations and to consolidate certain Scientific Instruments administrative functions in North America. This plan, which involved the termination of approximately 20 employees, was undertaken to more closely align the strategic and operational focus of these organizations across different product lines and to improve efficiency and reduce operating costs. These actions were initiated in the fourth quarter of fiscal year 2004 and were completed by the end of the fourth quarter of fiscal year 2005. All severance and other employee-related costs relating to this restructuring plan were initially recorded and included in selling, general and administrative expenses in the fourth quarter of fiscal year 2004. This restructuring plan did not involve any non-cash components.

The following table sets forth changes in our restructuring liability during fiscal year 2004 in connection with this plan:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at October 3, 2003	$—	$—	$—

Charges to expense	859	—	859

Balance at October 1, 2004	$859	$—	$859

Fiscal Year 2003 Plan.    During fiscal year 2003, we undertook certain restructuring actions to improve efficiency and more closely align employee skill sets and other resources with our evolving product mix as a result of our continued emphasis on NMR, mass spectroscopy and consumable products, with a bias toward life science applications. In addition, actions were undertaken to create a more efficient consumable products operation. These actions primarily impacted the Scientific Instruments segment and involved the termination of approximately 160 employees (principally in our sales and marketing, administration, service and manufacturing functions), the closure of three sales offices and the consolidation of three consumable products factories into one in Southern California. Substantially all of these activities were completed during fiscal year 2003 except for the termination of approximately 20 employees, which took place in the second and third quarters of fiscal year 2004 and the Southern California facility consolidation, which was initiated in the third quarter of fiscal year 2003 and was substantially completed in the first quarter of fiscal year 2005. Costs relating to these restructuring activities have been included in selling, general and administrative expenses.

The following table sets forth changes in our restructuring liability during fiscal year 2004 in connection with this plan:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at October 3, 2003	$1,172	$1,197	$2,369

Charges to expense, net	558	(22)	536
Cash payments	(1,750)	(338)	(2,088)
Foreign currency impacts and other adjustments	169	(7)	162

Balance at October 1, 2004	$149	$830	$979

During fiscal year 2004, we incurred approximately $2.2 million in other costs relating directly to the Southern California facility consolidation that were in addition to the restructuring costs described above. These costs included approximately $1.7 million of non-cash charges for accelerated depreciation of assets to be disposed of upon the closure of facilities, approximately $0.1 million in facility relocation costs and approximately $0.4 million in employee retention and relocation costs.

Purchased In-Process Research and Development.    In connection with the acquisition of the Digilab Business in the fourth quarter of fiscal year 2004, we recorded a one-time pretax charge of $0.1 million for purchased in-process research and development relating to several new Digilab Business products that were in process at the time of the acquisition. No such charges were recorded during fiscal year 2003.

Interest Income.    The increase in interest income in fiscal year 2004 resulted primarily from higher levels of invested cash and some increase in interest rates on invested cash.

Income Tax Expense.    The effective income tax rate was 33.7% for fiscal year 2004, compared to 33.6% for fiscal year 2003.

Earnings from Continuing Operations.    Earnings from continuing operations in fiscal year 2004 reflect the impact of approximately $4.6 million in pretax restructuring and other related costs, approximately $2.9 million in amortization expense relating to acquisition-related intangible assets and a pretax gain of approximately $1.5 million relating to the curtailment of two defined benefit pension plans. Earnings from continuing operations in fiscal year 2003 included approximately $6.9 million in pretax restructuring costs, approximately $2.6 million in amortization expense relating to acquisition-related intangible assets and a pretax patent suit settlement of $1.1 million. Excluding the impact of these items, the increase in net earnings resulted primarily from increased sales volume.

Earnings from Discontinued Operations.    Earnings from discontinued operations include earnings from the operations of the disposed Electronics Manufacturing Business. During fiscal year 2004, we recorded approximately $14.2 million in earnings generated by the operations of the disposed business (net of tax). Earnings generated by the operations of the disposed business were approximately $14.1 million (net of tax) in fiscal year 2003.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires us to exercise certain judgments in selecting and applying accounting policies and methods. The following is a summary of what we consider to be our most critical accounting policies—those that are most important to the portrayal of our financial condition and results of operations and that require our most difficult, subjective or complex judgments—the effects of those accounting policies applied and the judgments made in their application.

Revenue Recognition.    We derive revenues from product sales (including accessory sales) and services. We recognize revenue on product sales and accessory sales when persuasive evidence of an arrangement exists, the contract price is fixed or determinable, the product or accessory has been delivered, title and risk of loss have passed to the customer and collection of the resulting receivable is reasonably assured. Our sales are typically not subject to rights of return and, historically, actual sales returns have not been significant. Product sales that do not involve unique customer acceptance terms or new specifications or technology with customer acceptance provisions, but that do involve installation services, are accounted for as multiple-element arrangements, where the larger of the contractual billing holdback or the fair value of the installation service is deferred when the product is delivered and subsequently recognized when the installation is complete. For certain other product sales that do involve unique customer acceptance terms or new specifications or technology with customer acceptance provisions, all revenue is deferred until all contractually required customer acceptance provisions and product specifications have been satisfied. Revenue related to service contracts is recognized ratably over the term of the contracts. Unearned maintenance and service contract revenue is included in accrued liabilities on the accompanying Consolidated Balance Sheet. Revenue related to incident-based paid service and training services is recognized when the related services are provided to the customer.

In all cases, the fair value of undelivered elements is deferred until those items are delivered to the customer. Sales arrangements involving undelivered elements are primarily confined to the Scientific Instruments segment and involve product accessories, installation services and/or training services that are delivered after the related product has been delivered. Product accessories generally enhance the functionality of the product but are not essential to the functionality of the product. In determining relative fair values for product accessories and training services, we utilize published price list values as the basis for allocating the overall arrangement consideration. List prices are representative of fair value, as stand-alone sales of products, product accessories and training have occurred at list price. The fair value of installation services is calculated by applying standard service billing rates to the estimate of the number of hours to install a specific product based on historical experience. Estimates of installation hours have historically been accurate.

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

Allowances for Doubtful Accounts Receivable.    We sell our products and extend trade credit to a large number of customers. These customers are dispersed across many different industries and geographies and, historically, no single customer has accounted for 10% or more of our total revenues or trade accounts receivable. We perform ongoing credit evaluations of our customers and generally do not require collateral from them. Although bad debt write-offs have historically been insignificant, allowances are established for amounts that are considered to be uncollectible. These allowances represent our best estimates and are based on our judgment after considering a number of factors including third-party credit reports, actual payment history, customer-specific financial information and broader market and economic trends and conditions. In the event that actual uncollectible amounts differ from these best estimates, changes in allowances for doubtful accounts might become necessary.

Inventory Valuation.    Inventories are stated at the lower of cost or market, with cost being computed on an average-cost basis. Provisions are made to write down potentially excess, obsolete or slow-moving inventories to their net realizable value. These provisions are based on our best estimates after considering historical demand, projected future demand (including current backlog), inventory purchase commitments, industry and market trends and conditions and other factors. In the event that actual excess, obsolete or slow-moving inventories differ from these best estimates, changes to inventory reserves might become necessary.

Product Warranty.    Our products are generally subject to warranties and liabilities are therefore established for the estimated future costs of repair or replacement through charges to cost of sales at the time the related sale is recognized. These liabilities are adjusted based on our best estimates of future warranty costs after considering historical and projected product failure rates and product repair costs. In the event that actual experience differs from these best estimates, changes in our warranty liabilities might become necessary.

Environmental Liabilities.    As discussed more fully in Item 1—Business and Item 1A—Risk Factors—Environmental Matters, we entered into a Distribution Agreement in connection with becoming a separate, public company on April 2, 1999. Under the terms of that Distribution Agreement, we are obligated to indemnify Varian Medical Systems, Inc. (“VMS”) for one-third of certain environmental investigation, monitoring and/or remediation costs (after adjusting for any insurance proceeds and tax benefits recognized or realized by VMS for such costs). The liabilities recorded by us relating to these matters are based on our best estimates after considering currently available information regarding the cost and timing of remediation efforts, related legal matters, insurance recoveries and other environmental-related events. As additional information becomes available, these amounts are adjusted accordingly. Should the cost or timing of remediation efforts, legal matters, insurance recoveries or other environmental-related events (including any which may be currently unidentified) differ from our current expectations and best estimates, changes to our reserves for environmental matters might become necessary.

Income Taxes.    We are subject to income taxes in the U.S. and numerous jurisdictions outside of the U.S. Significant judgment is required in evaluating our tax positions and determining our income tax expense. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We establish reserves for tax-related uncertainties based on our best estimates of whether and the extent to which, additional taxes and interest will be due. These reserves are established when, despite our belief that our tax return positions are fully supportable, we believe that certain positions are likely to be challenged and may not be sustained on review by tax authorities. These reserves are adjusted in light of changing facts and circumstances. Our income tax expense includes the impact of reserve provisions and changes to reserves that are considered appropriate. Should the ultimate resolution of any tax-related uncertainties (including any which may be currently identified) differ from our current expectations, charges or credits to our income tax reserves and income tax expense will become necessary.

Liquidity and Capital Resources

We generated $79.3 million of cash from operating activities in fiscal year 2005, which compares to $92.9 million generated in fiscal year 2004. Cash from operating activities provided by discontinued operations comprised $2.1 million and $16.1 million for fiscal year 2005 and fiscal year 2004, respectively. Excluding the effect of the disposition of our Electronics Manufacturing Business, cash from operating activities remained flat. The relative decrease in accrued liabilities ($37.5 million), which was driven by the higher income tax payments and the conversion of several significant customer advances in connection with sales recorded during fiscal year 2005, was offset by changes in other working capital, including relative decreases in accounts receivable ($14.7 million) and inventories ($12.1 million). These decreases were primarily attributable to stronger cash collections and improved inventory management during fiscal year 2005.

We generated $120.8 million of cash from investing activities in fiscal year 2005, which compares to $59.7 million used for investing activities in fiscal year 2004. This relative increase of $180.5 million in cash generated from investing activities was primarily due to the receipt of $150.8 million in net proceeds from the sale of the Electronics Manufacturing Business in fiscal year 2005. We also generated $25.0 million in cash from the sale of short-term investments, net of purchases in fiscal year 2005, which compares to $25.0 million in cash used for purchases of short-term investments in fiscal year 2004. We used $28.7 million for acquisition-related payments in fiscal year 2005, which compares to $13.0 million used in fiscal year 2004. Payments made in fiscal year 2005 primarily related to the acquisitions of Magnex and the Digilab Business, while payments in fiscal year 2004 primarily related to the Digilab Business.

We used $168.4 million of cash for financing activities in fiscal year 2005, which compares to $12.5 million used for financing activities in fiscal year 2004. The increase in cash used for financing activities was primarily due to increased expenditures to repurchase and retire common stock. We used $178.8 million to repurchase common stock in fiscal year 2005, compared to $31.7 million in fiscal year 2004. The increased level of stock repurchases in fiscal year 2005 was the result of an effort to utilize excess cash, particularly the net proceeds from the sale of the Electronics Manufacturing Business, to reduce the number of outstanding common shares. In addition, compared to fiscal year 2004, we generated lower proceeds from the issuance of common stock due to lower stock option exercise volume and made larger debt repayments due to the repayment of a long-term note payable during fiscal year 2005.

As of September 30, 2005, we had a total of $71.3 million in uncommitted and unsecured credit facilities for working capital purposes with interest rates to be established at the time of borrowing. No borrowings were outstanding under these credit facilities as of September 30, 2005. Of the $71.3 million in uncommitted and unsecured credit facilities, a total of $44.6 million was limited for use by, or in favor of, certain subsidiaries at September 30, 2005, and a total of $15.9 million of this $44.6 million was being utilized in the form of bank guarantees and short-term standby letters of credit. These guarantees and letters of credit related primarily to advance payments and deposits made to our subsidiaries by customers for which separate liabilities were recorded in the consolidated financial statements at September 30, 2005. No amounts had been drawn by beneficiaries under these or any other outstanding guarantees or letters of credit as of that date.

As of September 30, 2005, we had $30.0 million in term loans outstanding, compared to $32.5 million at October 1, 2004. As of both September 30, 2005 and October 1, 2004, fixed interest rates on the term loans ranged from 6.7% to 7.2%. The weighted-average interest rate on the term loans was 6.8% at both September 30, 2005 and October 1, 2004. The term loans contain certain covenants that limit future borrowings and the payment of cash dividends and require the maintenance of certain levels of working capital and operating results. We were in compliance with all restrictive covenants of the term loan agreements at September 30, 2005. At October 1, 2004, we had other long-term notes payable of $4.2 million with a weighted-average interest rate of 0.0%. During fiscal year 2005, we paid the outstanding balance on this long-term note in advance of a significant scheduled increase in the applicable interest rate.

In connection with the Magnex and Digilab Business acquisitions, we have accrued but not yet paid a portion of the purchase price amounts that have been retained to secure the sellers’ indemnification obligations. As of September 30, 2005, retained amounts for the Magnex acquisition included $6.0 million relating to the sellers’ indemnification obligations, which is due to be paid (or received in the form of notes payable by us at the sellers’ elections) in two equal installments (net of any indemnification claims) on the first and second anniversaries of the closing of that acquisition, which occurred in November 2004. Of this amount, $3.0 million was paid during the first quarter of fiscal year 2006. The retained amount for the Digilab Business acquisition, which was also paid during the first quarter of fiscal year 2006, totaled approximately $2.1 million at September 30, 2005. In addition to these retained payments, we are, from time to time, obligated to pay additional cash purchase price amounts in the event that certain financial or operational milestones are met by acquired businesses. During fiscal year 2005, we accrued a contingent payment and recorded additional goodwill of approximately $4.2 million based on the financial performance of the Digilab Business through September 2005. This amount was paid in the first quarter of fiscal year 2006. As of September 30, 2005, up to a maximum of approximately $14.8 million could be payable through fiscal year 2007 under other contingent consideration arrangements. Of this maximum amount, a total of $6.0 million relates to the Magnex acquisition and can be earned over a three-year period ending in November 2007, depending on the performance of the Magnex business relative to certain financial targets. The balance of approximately $8.8 million relates to the acquisition of Bear Instruments, Inc. in fiscal year 2001 and can be earned if acquired product lines reach specific financial performance targets through March 2006.

The Distribution Agreement provides that we are responsible for certain litigation to which VAI was a party and further provides that we will indemnify VMS and VSEA for one-third of the costs, expenses and other liabilities relating to certain discontinued, former and corporate operations of VAI, including certain environmental liabilities (see under Item 1A—Risk Factors—Environmental Matters and—Governmental Regulations).

We had no material cancelable or non-cancelable commitments for capital expenditures as of September 30, 2005. In the aggregate, we currently anticipate that our capital expenditures will be between $22.0 million and $27.0 million during fiscal year 2006.

On November 9, 2005, our Board of Directors approved a stock repurchase program under which we are authorized to utilize up to $100 million to repurchase shares of our common stock. This repurchase program is effective until September 30, 2007.

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

Contractual Obligations and Other Commercial Commitments

The following table summarizes the amount and estimated timing of future cash expenditures relating to principal payments on outstanding debt, minimum rentals due for certain facilities and other leased assets under long-term, non-cancelable operating leases, and minimum purchase commitments (net of deposits paid) under long-term, non-cancelable vendor agreements as of September 30, 2005:

	Fiscal Years
	2006	2007	2008	2009	2010	Thereafter	Total
(in thousands)
Operating leases	$9,528	$4,883	$3,638	$2,923	$2,267	$8,244	$31,483
Long-term debt (including current portion)	2,500	2,500	6,250	—	6,250	12,500	30,000
Purchase obligations, net of deposits paid	8,818	3,148	—	—	—	—	11,966

Total contractual cash obligations	$20,846	$10,531	$9,888	$2,923	$8,517	$20,744	$73,449

In addition to the non-cancelable contractual obligations included in the above table, we had cancelable commitments to purchase certain superconducting magnets intended for use with NMR systems totaling approximately $3.2 million, net of deposits paid, as of September 30, 2005. In the event that these commitments are canceled for reasons other than the supplier’s default, we may be responsible for reimbursement of certain costs incurred by the supplier.

As of September 30, 2005, we did not have any off-balance sheet commercial commitments that could result in a significant cash outflow upon the occurrence of some contingent event, except for contingent payments of up to a maximum of $14.8 million related to acquisitions as discussed under Liquidity and Capital Resources above, the specific amounts of which are not currently determinable.

Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) issued a proposed amendment to SFAS 128, Earnings per Share, to make it consistent with International Accounting Standard 33, Earnings per Share, so as to make earnings per share computations comparable on a global basis. As currently drafted, the amendment would require companies to use the year-to-date average stock price to compute the number of treasury shares that could theoretically be purchased with the proceeds from exercise of share contracts such as options or warrants. The current method of calculating earnings per share requires companies to calculate an average of the potential incremental common shares computed for each quarter when computing year-to-date incremental shares. The proposed amendment would also change other aspects of SFAS 128 that would not impact our earnings per share calculations. The proposed amendment is currently expected to be effective for interim and annual periods ending after June 15, 2006 and, once effective, will require retrospective application for all prior periods presented. If the proposed amendment is finalized in its current form (including the proposed effective date), its adoption is not expected to have a material impact on our financial condition or results of operations.

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

In December 2004, the FASB issued SFAS 123(R), which addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of that company or liabilities that are based on the fair value of that company’s equity instruments, or that may be settled by the issuance of such equity instruments. The standard eliminates companies’ ability to account for share-based compensation transactions using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and requires that such transactions be accounted for using a fair value-based method and recognized as expense in our Consolidated Statement of Earnings. Under SFAS 123(R), we are required to determine an appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. In addition, the adoption of SFAS 123(R) will require additional accounting related to the tax benefit on share-based payments made under our Omnibus Stock Plan and Employee Stock Purchase Plan. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as cash flows from financing activities, rather than as cash flows from operating activities. In March 2005, the SEC released Staff Accounting Bulletin No. (“SAB”) 107, Share-Based Payment, which provides interpretive guidance relating to the application of SFAS 123(R). The guidance contained in SAB 107 is intended to assist issuers in the initial implementation of SFAS 123(R) and to enhance the information received by investors and other users of financial statements. SAB 107 allows a flexible approach to the implementation of SFAS 123(R) and provides issuers with latitude in measuring the value of employee stock options under the standard. As amended by the SEC in April 2005, SFAS 123(R) is now effective for the first quarter of our fiscal year 2006.

We plan to adopt SFAS 123(R) using the modified prospective method, and anticipate using the Black-Scholes model to determine the fair value of share-based payments made under our Omnibus Stock Plan and Employee Stock Purchase Plan. Because of the complexities involved in determining appropriate assumptions for use in the Black-Scholes model, we are not yet able to accurately estimate the impact of adopting SFAS 123(R). However, we expect this impact to be material to our results of operations and operating cash flows.

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

In June 2005, the FASB issued FSP 143-1, Accounting for Electronic Equipment Waste Obligations. FSP 143-1 provides guidance on how companies should account for their obligations, if any, under European Union (“EU”) Directive 2002/96/EC on Waste Electrical and Electronic Equipment (the “WEEE Directive”) with respect to the disposal of certain electrical and electronic equipment put onto the market in the EU prior to August 13, 2005 (“Historical Waste Equipment”) and held by commercial users or private households. In the case of Historical Waste Equipment held by commercial users, the WEEE Directive states that the disposal obligation remains with the commercial user unless the legislation (implementing the WEEE Directive) adopted by the applicable EU-member country provides for the transfer of the obligation back to the producer (manufacturer or importer). Whichever is the responsible party (the commercial user or the manufacturer/importer) must apply SFAS No. 143, Accounting for Asset Retirement Obligations, and FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, in accounting under FSP 143-1 for its disposal obligations. In the case of Historical Waste Equipment held by private households, the WEEE Directive dictates that the disposal obligation must be borne collectively by equipment manufacturers and importers selling in the EU-member country, with the method used to compute and allocate this obligation to be determined by each EU-member country. Any such disposal obligations must be recognized, with an offsetting amount to expense, over the applicable measurement period.

FSP 143-1 is effective the later of the first reporting period that ends after June 8, 2005 or the date that each EU-member country adopts legislation implementing the WEEE Directive. As of September 30, 2005, most of the EU-member countries had adopted legislation to implement the WEEE Directive (although in some cases to be effective at a future date), but a number of EU-member countries had not. With respect to those EU-member countries that had implemented the WEEE Directive as of September 30, 2005, we have adopted FSP 143-1 and such adoption did not have a material impact on our financial condition or results of operations. With respect to those EU-member countries that had not adopted legislation to implement the Directive as of September 30, 2005, we do not expect the adoption of FSP 143-1 to have a material impact on our financial condition or results of operations.

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

At September 30, 2005, there were no outstanding forward contracts designated as cash flow hedges of forecasted transactions. During the fiscal year ended September 30, 2005, no foreign exchange gains or losses from cash flow hedge ineffectiveness were recognized.

Our foreign exchange forward contracts generally range from one to 12 months in original maturity. A summary of all foreign exchange forward contracts that were outstanding as of September 30, 2005 follows:

	Notional Value Sold	Notional Value Purchased
(in thousands)
Euro	$—	$36,427
British pound	20,050	—
Australian dollar	—	15,630
Canadian dollar	5,789	—
Japanese yen	1,832	—
Danish krone	1,197	—
Swiss franc	—	925

Total	$28,868	$52,982

Interest Rate Risk.    We have no material exposure to market risk for changes in interest rates. We invest any excess cash primarily in short-term U.S. Treasury securities and money market funds, and changes in interest rates would not be material to our financial condition or results of operations. We enter into debt obligations principally to support general corporate purposes, including working capital requirements, capital expenditures, and acquisitions. At September 30, 2005, our debt obligations had fixed interest rates.

Based upon rates currently available to us for debt with similar terms and remaining maturities, the carrying amounts of long-term debt and notes payable approximate their estimated fair values.

Although payments under certain operating leases for our facilities are tied to market indices, we are not exposed to material interest rate risk associated with our operating leases.

Debt Obligations.

Principal Amounts and Related Weighted-Average Interest Rates By Year of Maturity

	Fiscal Years
	2006	2007	2008	2009	2010	Thereafter	Total
(dollars in thousands)
Long-term debt (including current portion)	$2,500	$2,500	$6,250	$—	$6,250	$12,500	$30,000
Average interest rate	7.2%	7.2%	6.7%	—%	6.7%	6.7%	6.8%

Defined Benefit Retirement Plans.    Most of our retirement plans, including all U.S.-based plans, are defined contribution plans. However, we also provide defined benefit pension plans in certain countries outside of the U.S. Our obligations under these defined benefit plans will ultimately be settled in the future and are therefore subject to estimation. Defined benefit pension accounting under SFAS 87, Employers’ Accounting for Pensions, is intended to reflect the recognition of future benefit costs over the employees’ estimated service periods based on the terms of the pension plans and the investment and funding decisions made by us.

For our defined benefit pension plans, we make assumptions regarding several variables including the expected long-term rate of return on plan assets and the discount rate in order to determine defined benefit pension plan expense for the year. This expense is referred to as “net periodic pension cost.” We assess the expected long-term rate of return on plan assets and discount rate assumption for each defined benefit plan based on relevant market conditions as prescribed by SFAS 87 and make adjustments to the assumptions as appropriate. On an annual basis, we analyze the rates of return on plan assets and discount rates used and determine that these rates are reasonable. For rates of return, this analysis is based on a review of the nature of the underlying assets, the allocation of those assets and their historical performance relative to the overall markets in the countries where the related plans are effective. Historically, our assumed asset allocations have not varied significantly from the actual allocations. Discount rates are based on the prevailing market long-term interest rates in the countries where the related plans are effective. As of September 30, 2005, the estimated long-term rate of return on our defined benefit pension plan assets ranged from 0.5% to 6.5% (weighted-average of 5.2%), and the assumed discount rate for our defined benefit pension plan obligations ranged from 2.0% to 5.1% (weighted-average of 4.6%).

If any of these assumptions were to change, our net periodic pension cost would also change. We incurred net periodic pension cost relating to our defined benefit pension plans of $1.6 million in fiscal year 2005 (excluding a settlement loss), $2.7 million in fiscal year 2004 (excluding curtailment gains) and $2.3 million in fiscal year 2003, and expect our net periodic pension cost to be approximately $2.3 million in fiscal year 2006. A one percent decrease in the weighted-average estimated return on plan assets or assumed discount rate would increase our net periodic pension cost for fiscal year 2006 by $0.9 million or $0.3 million, respectively. As of September 30, 2005, our projected benefit obligation relating to defined benefit pension plans was $46.1 million. A one percent decrease in the weighted-average estimated discount rate would increase this obligation by $12.3 million.

During fiscal year 2004, we ceased future benefit accruals to our existing defined benefit pension plans in Australia and the Netherlands and commenced contributions to new defined contribution plans for the benefit of their participants. In connection with these actions, we recorded curtailment gains of approximately $1.5 million during fiscal year 2004. These curtailment gains were offset by a related defined benefit plan settlement loss of approximately $1.5 million in fiscal year 2005.

Item 8. Financial Statements and Supplementary Data

The response to this Item is submitted as a separate section to this Report. See Item 15—Exhibits, Financial Statement Schedules.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure controls and procedures.    Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our Chief Executive Officer and the Chief Financial Officer have concluded that as of the end of the period covered by this report (September 30, 2005), our disclosure controls and procedures were effective.

Management’s annual report on internal control over financial reporting.    Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our management (including the Chief Executive Officer and the Chief Financial Officer) evaluated the effectiveness of our internal control over financial reporting as of September 30, 2005 based on the framework defined in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of September 30, 2005.

Attestation report of independent registered public accounting firm.    PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited management’s assessment of the effectiveness of our internal control over financial reporting as of September 30, 2005, and the effectiveness of our internal control over financial reporting, as stated in their report included on page F-2 of this Annual Report on Form 10-K.

Changes in internal control over financial reporting.    There was no change in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this Item with respect to our executive officers is incorporated herein by reference from the information contained in Item 1 of Part I of this Report under the caption Executive Officers. The information required by this Item with respect to our directors and nominees for director is incorporated herein by reference from the information provided under the heading Election of Directors in our Proxy Statement. The information required by this Item with respect to our audit committee financial expert is incorporated herein by reference from the information provided under the heading Audit Committee Financial Expert in our Proxy Statement. The information required by Item 405 of Regulation S-K is incorporated herein by reference from the information provided under the heading Section 16(a) Beneficial Ownership Reporting Compliance in our Proxy Statement.

We have adopted a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer and Controller. This code of ethics, which is included in our Code of Business Conduct and Ethics that applies to all officers, directors and employees is posted on our website. The Internet address for our main website is http://www.varianinc.com, and the Code of Business Conduct and Ethics may be found as follows:

1.	From our main Web page, click on “Investors.”

2.	Next, click on “Corporate Governance.”

3.	Finally, click on “Code of Business Conduct and Ethics.”

We intend to satisfy the disclosure requirement under Item 10 of Form 8-K, regarding an amendment to, or waiver from, a provision of this Code of Business Conduct and Ethics with respect to directors and executive officers, by posting such information on its website, at the address and location specified above.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference from the information provided under the heading Executive Compensation Information in our Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference from the information provided under the heading Stock Ownership of Certain Beneficial Owners in our Proxy Statement.

Item 13. Certain Relationships and Related Transactions

None.

Item 14. Principal Accounting Fees and Services

The information required by this Item with respect to our principal accountant is incorporated herein by reference from the information provided under the heading Independent Registered Public Accounting Firm in our Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	(1) Consolidated Financial Statements: (see Index on page F-1 of this Report)

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Statement of Earnings for fiscal years 2005, 2004 and 2003

•	Consolidated Balance Sheet at fiscal year end 2005 and 2004

•	Consolidated Statement of Stockholders’ Equity for fiscal years 2005, 2004 and 2003

•	Consolidated Statement of Cash Flows for fiscal years 2005, 2004 and 2003

•	Notes to the Consolidated Financial Statements

(2)	Consolidated Financial Statement Schedule: (see Index on page F-1 of this Report)

The following Financial Statement Schedule for fiscal years 2005, 2004 and 2003 is filed as a part of this Report and should be read in conjunction with our Consolidated Financial Statements.

Schedule
II	Valuation and Qualifying Accounts.

All other required schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the Consolidated Financial Statements or the Notes thereto.

(3)	Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date Filed	Exhibit Number(s)	Filed Herewith
2.1	Amended and Restated Distribution Agreement, dated as of January 14, 1999, among Varian Associates, Inc., Varian Semiconductor Equipment Associates, Inc. and Varian, Inc.	10-Q	May 17, 1999	2.1

3.1	Restated Certificate of Incorporation of Varian, Inc.	10-Q	May 17, 1999	3.1, 3.2

3.2	By-Laws of Varian, Inc.	10-Q	May 17, 1999	3.3

4.1	Specimen Common Stock Certificate.	10/A	March 8, 1999	4.1

4.2	Rights Agreement, dated as of February 18, 1999, between Varian, Inc. and First Chicago Trust Company of New York.	10/A	March 8, 1999	4.2

4.3	First Amendment to Rights Agreement, dated as of November 2, 2001, between Varian, Inc. and First Chicago Trust Company of New York.	8-A/A	November 21, 2001	2

4.4	Second Amendment to Rights Agreement, dated as of May 12, 2004, between Varian, Inc. and EquiServe Trust Company, N.A.	10-Q	May 17, 2004	4.4

10.1	Employee Benefits Allocation Agreement, dated as of April 2, 1999, among Varian Associates, Inc., Varian Semiconductor Equipment Associates, Inc. and Varian, Inc.	10-Q	May 17, 1999	10.1

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date Filed	Exhibit Number(s)	Filed Herewith
10.2	Intellectual Property Agreement, dated as of April 2, 1999, among Varian Associates, Inc., Varian Semiconductor Equipment Associates, Inc. and Varian, Inc.	10-Q	May 17, 1999	10.2

10.3	Tax Sharing Agreement, dated as of April 2, 1999, among Varian Associates, Inc., Varian Semiconductor Equipment Associates, Inc. and Varian, Inc.	10-Q	May 17, 1999	10.3

10.4	Varian, Inc. Amended and Restated Note Purchase and Private Shelf Agreement and Assumption dated as of April 2, 1999.	10-Q	May 17, 1999	10.6

10.5	Asset Purchase Agreement, dated as of February 4, 2005, between Varian, Inc. and Jabil Circuit, Inc.	8-K	March 17, 2005	2.1

10.6	Form of Amended and Restated Indemnity Agreement between Varian, Inc. and its Directors and Officers.	10-K	December 9, 2004	10.5

10.7*	Amended and Restated Varian, Inc. Omnibus Stock Plan.	10-Q	February 8, 2005	10.6

10.8*	Amended and Restated Varian, Inc. Management Incentive Plan.	10-Q	February 11, 2004	10.7

10.9*	Amended and Restated Varian, Inc. Supplemental Retirement Plan.	10-K	December 9, 2004	10.9

10.10*	Varian, Inc. Employee Stock Purchase Plan.	10-Q	May 10, 2000	10.1

10.11*	Form of Nonqualified Stock Option Agreement between Varian, Inc. and Executive Officers.	8-K	November 12, 2004	9.01 (c)1

10.12*	Form of Nonqualified Stock Option Agreement between Varian, Inc. and Non-Employee Directors.	10-K	December 9, 2004	10.12

10.13*	Form of Restricted Stock Agreement between Varian, Inc. and Executive Officers.	8-K	November 12, 2004	9.01 (c)2

10.14*	Form of Stock Unit Agreement between Varian, Inc. and Non-Employee Directors.	10-Q	February 8, 2005	10.23

10.15*	Amended and Restated Change in Control Agreement, dated as of February 7, 2003, and Amendment to Amended and Restated Change in Control Agreement, dated as of May 7, 2003, between Varian, Inc. and G. Edward McClammy.	10-Q	May 9, 2003	10.12

10.16*	Amended and Restated Change in Control Agreement, dated as of February 7, 2003, between Varian, Inc. and Sergio Piras.	10-Q	May 9, 2003	10.13

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date Filed	Exhibit Number(s)	Filed Herewith
10.17*	Amended and Restated Change in Control Agreement, dated as of February 7, 2003, between Varian, Inc. and C. Wilson Rudd.	10-Q	May 9, 2003	10.14

10.18*	Amended and Restated Change in Control Agreement, dated as of February 7, 2003, between Varian, Inc. and Arthur W. Homan.	10-Q	May 9, 2003	10.15

10.19*	Amended and Restated Change in Control Agreement, dated as of February 7, 2003, between Varian, Inc. and Martin O’Donoghue.	10-Q	May 9, 2003	10.19

10.20*	Amended and Restated Change in Control Agreement, dated as of December 31, 2003, between Varian, Inc. and Garry W. Rogerson.	10-Q	February 11, 2004	10.16

10.21*	Change in Control Agreement, dated as of July 1, 2004, between Varian, Inc. and Sean M. Wirtjes.	10-Q	August 16, 2004	10.20

10.22*	Description of Compensatory Arrangements between Varian, Inc. and Non-Employee Directors.				X

10.23*	Description of Certain Compensatory Arrangements between Varian, Inc. and Executive Officers.	10-Q	May 11, 2005	10.19

10.24*	Retention, Incentive and Separation Agreement, dated as of February 4, 2005, between Varian, Inc. and C. Wilson Rudd, and Renewal Agreement, dated as of March 11, 2005, between Varian, Inc. and C. Wilson Rudd.	10-Q	May 11, 2005	10.25

18.1	Preferability letter regarding inventory accounting principle change.	10-K	December 7, 2000	18.1

21	Subsidiaries of the Registrant.				X

23	Consent of Independent Registered Public Accounting Firm.				X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

(b) Reports	on Form 8-K.

We furnished a Current Report on Form 8-K on July 27, 2005 for our press release reporting the results for the third quarter of our fiscal year 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VARIAN, INC. (Registrant)

Dated: December 9, 2005	By:	/s/ G. EDWARD MCCLAMMY
G. Edward McClammy Senior Vice President, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GARRY W. ROGERSON Garry W. Rogerson	President and Chief Executive Officer (Principal Executive Officer)	December 9, 2005

/s/ G. EDWARD MCCLAMMY G. Edward McClammy	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	December 9, 2005

/s/ SEAN M. WIRTJES Sean M. Wirtjes	Controller (Principal Accounting Officer)	December 9, 2005

/s/ ALLEN J. LAUER Allen J. Lauer	Chairman of the Board	December 9, 2005

/s/ RICHARD U. DE SCHUTTER Richard U. De Schutter	Director	December 9, 2005

/s/ CONRAD W. HEWITT Conrad W. Hewitt	Director	December 9, 2005

/s/ JOHN G. MCDONALD John G. McDonald	Director	December 9, 2005

/s/ WAYNE R. MOON Wayne R. Moon	Director	December 9, 2005

/s/ ELIZABETH E. TALLETT Elizabeth E. Tallett	Director	December 9, 2005

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date Filed	Exhibit Number(s)	Filed Herewith
2.1	Amended and Restated Distribution Agreement, dated as of January 14, 1999, among Varian Associates, Inc., Varian Semiconductor Equipment Associates, Inc. and Varian, Inc.	10-Q	May 17, 1999	2.1

3.1	Restated Certificate of Incorporation of Varian, Inc.	10-Q	May 17, 1999	3.1, 3.2

3.2	By-Laws of Varian, Inc.	10-Q	May 17, 1999	3.3

4.1	Specimen Common Stock Certificate.	10/A	March 8, 1999	4.1

4.2	Rights Agreement, dated as of February 18, 1999, between Varian, Inc. and First Chicago Trust Company of New York.	10/A	March 8, 1999	4.2

4.3	First Amendment to Rights Agreement, dated as of November 2, 2001, between Varian, Inc. and First Chicago Trust Company of New York.	8-A/A	November 21, 2001	2

4.4	Second Amendment to Rights Agreement, dated as of May 12, 2004, between Varian, Inc. and EquiServe Trust Company, N.A.	10-Q	May 17, 2004	4.4

10.1	Employee Benefits Allocation Agreement, dated as of April 2, 1999, among Varian Associates, Inc., Varian Semiconductor Equipment Associates, Inc. and Varian, Inc.	10-Q	May 17, 1999	10.1

10.2	Intellectual Property Agreement, dated as of April 2, 1999, among Varian Associates, Inc., Varian Semiconductor Equipment Associates, Inc. and Varian, Inc.	10-Q	May 17, 1999	10.2

10.3	Tax Sharing Agreement, dated as of April 2, 1999, among Varian Associates, Inc., Varian Semiconductor Equipment Associates, Inc. and Varian, Inc.	10-Q	May 17, 1999	10.3

10.4	Varian, Inc. Amended and Restated Note Purchase and Private Shelf Agreement and Assumption dated as of April 2, 1999.	10-Q	May 17, 1999	10.6

10.5	Asset Purchase Agreement, dated as of February 4, 2005, between Varian, Inc. and Jabil Circuit, Inc.	8-K	March 17, 2005	2.1

10.6	Form of Amended and Restated Indemnity Agreement between Varian, Inc. and its Directors and Officers.	10-K	December 9, 2004	10.5

10.7*	Amended and Restated Varian, Inc. Omnibus Stock Plan.	10-Q	February 8, 2005	10.6

10.8*	Amended and Restated Varian, Inc. Management Incentive Plan.	10-Q	February 11, 2004	10.7

10.9*	Amended and Restated Varian, Inc. Supplemental Retirement Plan.	10-K	December 9, 2004	10.9

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date Filed	Exhibit Number(s)	Filed Herewith
10.10*	Varian, Inc. Employee Stock Purchase Plan.	10-Q	May 10, 2000	10.1

10.11*	Form of Nonqualified Stock Option Agreement between Varian, Inc. and Executive Officers.	8-K	November 12, 2004	9.01 (c)1

10.12*	Form of Nonqualified Stock Option Agreement between Varian, Inc. and Non-Employee Directors.	10-K	December 9, 2004	10.12

10.13*	Form of Restricted Stock Agreement between Varian, Inc. and Executive Officers.	8-K	November 12, 2004	9.01 (c)2

10.14*	Form of Stock Unit Agreement between Varian, Inc. and Non-Employee Directors.	10-Q	February 8, 2005	10.23

10.15*	Amended and Restated Change in Control Agreement, dated as of February 7, 2003, and Amendment to Amended and Restated Change in Control Agreement, dated as of May 7, 2003, between Varian, Inc. and G. Edward McClammy.	10-Q	May 9, 2003	10.12

10.16*	Amended and Restated Change in Control Agreement, dated as of February 7, 2003, between Varian, Inc. and Sergio Piras.	10-Q	May 9, 2003	10.13

10.17*	Amended and Restated Change in Control Agreement, dated as of February 7, 2003, between Varian, Inc. and C. Wilson Rudd.	10-Q	May 9, 2003	10.14

10.18*	Amended and Restated Change in Control Agreement, dated as of February 7, 2003, between Varian, Inc. and Arthur W. Homan.	10-Q	May 9, 2003	10.15

10.19*	Amended and Restated Change in Control Agreement, dated as of February 7, 2003, between Varian, Inc. and Martin O’Donoghue.	10-Q	May 9, 2003	10.19

10.20*	Amended and Restated Change in Control Agreement, dated as of December 31, 2003, between Varian, Inc. and Garry W. Rogerson.	10-Q	February 11, 2004	10.16

10.21*	Change in Control Agreement, dated as of July 1, 2004, between Varian, Inc. and Sean M. Wirtjes.	10-Q	August 16, 2004	10.20

10.22*	Description of Compensatory Arrangements between Varian, Inc. and Non-Employee Directors.				X

10.23*	Description of Certain Compensatory Arrangements between Varian, Inc. and Executive Officers.	10-Q	May 11, 2005	10.19

10.24*	Retention, Incentive and Separation Agreement, dated as of February 4, 2005, between Varian, Inc. and C. Wilson Rudd, and Renewal Agreement, dated as of March 11, 2005, between Varian, Inc. and C. Wilson Rudd.	10-Q	May 11, 2005	10.25

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date Filed	Exhibit Number(s)	Filed Herewith
18.1	Preferability letter regarding inventory accounting principle change.	10-K	December 7, 2000	18.1

21	Subsidiaries of the Registrant.				X

23	Consent of Independent Registered Public Accounting Firm.				X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

VARIAN, INC. AND SUBSIDIARY COMPANIES

ANNUAL REPORT ON FORM 10-K

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

The following Consolidated Financial Statements of the Registrant and its subsidiaries are required to be included in Item 8:

The following Consolidated Financial Statement Schedule of the Registrant and its subsidiaries for fiscal years 2005, 2004 and 2003 is filed as a part of this Report as required to be included in Item 15(a) and should be read in conjunction with the Consolidated Financial Statements of the Registrant and its subsidiaries:

Schedule		Page
II	Valuation and Qualifying Accounts	F-43

All other required schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the Consolidated Financial Statements or the Notes thereto.

VARIAN, INC. AND SUBSIDIARY COMPANIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Varian, Inc.:

We have completed an integrated audit of Varian, Inc.’s 2005 consolidated financial statements and of its internal control over financial reporting as of September 30, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated Financial Statements and Financial Statement Schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Varian, Inc. and its subsidiaries at September 30, 2005 and October 1, 2004, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements and this schedule in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal Control Over Financial Reporting

Also, in our opinion, management’s assessment, included in Item 9A. of this Annual Report on Form 10-K, that the Company maintained effective internal control over financial reporting as of September 30, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP

San Jose, California

December 8, 2005

VARIAN, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF EARNINGS

(In thousands, except per share amounts)

	Fiscal Year Ended
	Sept. 30, 2005	Oct. 1, 2004	Oct. 3, 2003
Sales
Products	$666,018	$630,300	$584,817
Services	106,777	94,140	83,997

Total sales	772,795	724,440	668,814

Cost of sales
Products	375,047	353,330	332,152
Services	57,229	50,035	43,449

Total cost of sales	432,276	403,365	375,601

Gross profit	340,519	321,075	293,213
Operating expenses
Selling, general and administrative	225,636	204,482	193,764
Research and development	53,942	48,731	45,653
Purchased in-process research and development	700	101	—

Total operating expenses	280,278	253,314	239,417

Operating earnings	60,241	67,761	53,796
Interest income (expense)
Interest income	5,416	3,055	1,495
Interest expense	(2,204)	(2,393)	(2,490)

Total interest income (expense), net	3,212	662	(995)

Earnings from continuing operations before income taxes	63,453	68,423	52,801
Income tax expense	16,766	23,074	17,762

Earnings from continuing operations	46,687	45,349	35,039

Discontinued operations (Note 3)
Earnings from operations of disposed Electronics Manufacturing business, net of taxes	5,385	14,181	14,108
Gain on sale of Electronics Manufacturing business, net of taxes	73,885	—	—

Earnings from discontinued operations	79,270	14,181	14,108

Net earnings	$125,957	$59,530	$49,147

Net earnings per basic share:
Continuing operations	$1.39	$1.31	$1.03
Discontinued operations	2.35	0.41	0.42

Net earnings	$3.74	$1.72	$1.45

Net earnings per diluted share:
Continuing operations	$1.36	$1.27	$1.00
Discontinued operations	2.31	0.39	0.40

Net earnings	$3.67	$1.66	$1.40

Shares used in per share calculations:
Basic	33,673	34,640	33,929

Diluted	34,355	35,773	35,057

See accompanying Notes to the Consolidated Financial Statements.

VARIAN, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEET

(In thousands, except par value amounts)

	Fiscal Year End
	Sept. 30, 2005	Oct. 1, 2004
ASSETS

Current assets
Cash and cash equivalents	$188,494	$159,982
Short-term investments	—	25,000
Accounts receivable, net	154,525	182,843
Inventories	114,427	135,344
Deferred taxes	26,842	30,008
Prepaid expenses and other current assets	21,744	18,986

Total current assets	506,032	552,163
Property, plant and equipment, net	102,290	120,239
Goodwill	149,934	131,441
Intangible assets, net	28,245	21,279
Other assets	9,494	5,543

Total assets	$795,995	$830,665

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current portion of long-term debt	$2,500	$6,673
Accounts payable	61,435	70,667
Deferred profit	11,587	11,306
Accrued liabilities	165,626	160,710

Total current liabilities	241,148	249,356
Long-term debt	27,500	30,000
Deferred taxes	5,888	9,411
Other liabilities	21,937	14,687

Total liabilities	296,473	303,454

Commitments and contingencies (Notes 5, 6, 8, 9, 10, 11, 12 and 13)

Stockholders’ equity
Preferred stock—par value $0.01, authorized—1,000 shares; issued—none	—	—
Common stock—par value $0.01, authorized—99,000 shares; issued and outstanding — 31,016 shares at September 30, 2005 and 34,838 shares at October 1, 2004	106,188	257,083
Retained earnings	379,053	253,096
Accumulated other comprehensive income	14,281	17,032

Total stockholders’ equity	499,522	527,211

Total liabilities and stockholders’ equity	$795,995	$830,665

See accompanying Notes to the Consolidated Financial Statements.

VARIAN, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance, fiscal year end 2002	33,951	$251,904	$144,419	$—	$(16,602)	$379,721
Issuance of common stock	583	9,184	—	—	—	9,184
Tax benefits from stock option exercises	—	1,910	—	—	—	1,910
Repurchase of common stock	—	—	—	(10,368)	—	(10,368)
Retirement of treasury stock	(353)	(10,368)	—	10,368	—	—
Currency translation adjustment	—	—	—	—	27,744	27,744
Cash flow hedge fair value adjustments	—	—	—	—	231	231
Net earnings	—	—	49,147	—	—	49,147

Balance, fiscal year end 2003	34,181	252,630	193,566	—	11,373	457,569
Issuance of common stock	1,446	22,855	—	—	—	22,855
Tax benefits from stock option exercises	—	13,266	—	—	—	13,266
Repurchase of common stock	—	—	—	(31,668)	—	(31,668)
Retirement of treasury stock	(789)	(31,668)	—	31,668	—	—
Currency translation adjustment	—	—	—	—	9,297	9,297
Minimum pension liability, net of tax of $1,559	—	—	—	—	(3,638)	(3,638)
Net earnings	—	—	59,530	—	—	59,530

Balance, fiscal year end 2004	34,838	257,083	253,096	—	17,032	527,211
Issuance of common stock and stock units	949	18,778	—	—	—	18,778
Tax benefits from stock option exercises	—	9,113	—	—	—	9,113
Repurchase of common stock	—	—	—	(178,786)	—	(178,786)
Retirement of treasury stock	(4,771)	(178,786)	—	178,786	—	—
Currency translation adjustment	—	—	—	—	(2,653)	(2,653)
Minimum pension liability, net of tax of $209	—	—	—	—	(98)	(98)
Net earnings	—	—	125,957	—	—	125,957

Balance, fiscal year end 2005	31,016	$106,188	$379,053	$—	$14,281	$499,522

See accompanying Notes to the Consolidated Financial Statements.

VARIAN, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Fiscal Year Ended
	Sept. 30, 2005	Oct. 1, 2004	Oct. 3, 2003
Cash flows from operating activities
Net earnings	$125,957	$59,530	$49,147
Adjustments to reconcile net earnings to net cash provided by operating activities
Gain on sale of Electronics Manufacturing business	(73,885)	—	—
Depreciation and amortization	26,249	25,481	24,082
Loss (gain) on disposition of property, plant and equipment	12	(163)	(93)
Purchased in-process research and development	700	101	—
Stock-based compensation expense	415	—	—
Tax benefit from stock option exercises	9,113	13,266	1,910
Deferred taxes	(5,553)	(12,573)	8,735
Changes in assets and liabilities, excluding effects of acquisitions and divestitures:
Accounts receivable, net	5,398	(9,271)	17,628
Inventories	6,304	(5,800)	1,332
Prepaid expenses and other current assets	(2,212)	643	6,595
Other assets	543	(589)	677
Accounts payable	3,615	6,287	5,351
Deferred profit	(414)	(3,130)	(6,715)
Accrued liabilities	(18,398)	19,066	12,630
Other liabilities	1,431	72	318

Net cash provided by operating activities	79,275	92,920	121,597

Cash flows from investing activities
Proceeds from sale of property, plant and equipment	765	2,551	588
Purchase of property, plant and equipment	(23,080)	(22,968)	(26,656)
Purchase of businesses, net of cash acquired	(28,698)	(12,968)	(25,013)
Proceeds from sale of short-term investments	35,000	—	—
Purchase of short-term investments	(10,000)	(25,000)	—
Private company equity investments	(4,000)	(1,318)	—
Proceeds from sale of Electronics Manufacturing business, net of transaction costs and taxes	150,791	—	—

Net cash provided by (used in) investing activities	120,778	(59,703)	(51,081)

Cash flows from financing activities
Repayment of debt	(7,106)	(4,602)	(5,905)
Issuance of debt	—	2,037	3,198
Repurchase of common stock	(178,786)	(31,668)	(10,368)
Issuance of common stock	18,363	22,855	9,184
Transfers to Varian Medical Systems, Inc.	(882)	(1,110)	(901)

Net cash used in financing activities	(168,411)	(12,488)	(4,792)

Effects of exchange rate changes on cash and cash equivalents	(3,130)	3,462	4,922

Net increase in cash and cash equivalents	28,512	24,191	70,646
Cash and cash equivalents at beginning of period	159,982	135,791	65,145

Cash and cash equivalents at end of period	$188,494	$159,982	$135,791

Supplemental cash flow information
Income taxes paid, net of refunds received	$66,961	$16,029	$14,717

Interest paid	$2,151	$2,330	$2,485

See accompanying Notes to the Consolidated Financial Statements.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Description of Business and Basis of Presentation

Varian, Inc., together with its subsidiaries (collectively, the “Company”), designs, develops, manufactures, markets, sells and services scientific instruments (including related software, consumable products, accessories and services) and vacuum products (and related accessories and services). These businesses primarily serve life science, industrial, academic and research customers.

Until April 2, 1999, the business of the Company was operated as the Instruments business of Varian Associates, Inc. (“VAI”). On that date, VAI distributed to the holders of its common stock one share of common stock of the Company and one share of common stock of Varian Semiconductor Equipment Associates, Inc. (“VSEA”), which was formerly operated as the Semiconductor Equipment business of VAI, for each share of VAI (the “Distribution”). VAI retained its Health Care Systems business and changed its name to Varian Medical Systems, Inc. (“VMS”). Transfers made to VMS under the terms of the Distribution are reflected as financing activities in the Consolidated Statement of Cash Flows.

As described more fully in Note 3, the Company sold its Electronics Manufacturing business during the second quarter of fiscal year 2005. In connection with the sale, the Company determined that this business should be accounted for as discontinued operations under accounting principles generally accepted in the U.S. (“U.S. GAAP”). Consequently, the results of operations of the Electronics Manufacturing business have been excluded from the Company’s results from continuing operations for all periods presented and have instead been presented on a discontinued operations basis.

Note 2.    Summary of Significant Accounting Policies

Fiscal Year.    The Company’s fiscal years reported are the 52- or 53-week periods that ended on the Friday nearest September 30. Fiscal year 2005 was the 52-week period ended on September 30, 2005. Fiscal year 2004 was the 52-week period ended on October 1, 2004. Fiscal year 2003 was the 53-week period ended on October 3, 2003.

Principles of Consolidation.    The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates.    The preparation of the Consolidated Financial Statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in these Consolidated Financial Statements include revenue recognition, allowances for doubtful accounts receivable, inventory valuation reserves, product warranty reserves, environmental liabilities and income taxes. Actual results could differ from these estimates.

Revenue Recognition.    The Company accounts for its revenue recognition in accordance with the provisions of U.S. Securities and Exchange Commission (the “SEC”) Staff Accounting Bulletin No. (“SAB”) 104, Revenue Recognition. The Company’s revenues are derived from product sales (including accessory sales) and services. For product sales and accessory sales, revenue is recognized when persuasive evidence of an arrangement exists, the contract price is fixed or determinable, the product or accessory has been delivered, title and risk of loss have passed to the customer and collection of the resulting receivable is reasonably assured. Product sales that do not involve unique customer acceptance terms or new specifications or technology with

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

customer acceptance provisions, but that do involve installation services, are accounted for as multiple-element arrangements, where the larger of the contractual billing holdback or the fair value of the installation service is deferred when the product is delivered and subsequently recognized when the installation is complete. For certain other product sales that do involve unique customer acceptance terms or new specifications or technology with customer acceptance provisions, all revenue is deferred until all contractually required customer acceptance provisions and product specifications have been satisfied. In all cases, the fair value of undelivered elements, such as accessories or services purchased by customers in connection with a product sale, is deferred until the related items are delivered to the customer. Revenue related to service contracts is recognized ratably over the term of the contracts. Unearned maintenance and service contract revenue is included in accrued liabilities on the accompanying Consolidated Balance Sheet. Revenue related to incident-based paid service and training services is recognized when the related services are provided to the customer.

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

In certain other cases, products are delivered but post-delivery obligations (e.g., installation) remain and a portion of the contract value is not billable until such obligations have been met (the “holdback”). In these cases, recognition of revenue equal to the greater of the holdback or the fair value of the undelivered service element is deferred. However, since holdbacks are not billable until the related undelivered element (typically installation) has been delivered, no invoice is issued and no receivable is recorded for the holdback amount and the related revenue is not recorded. Accordingly, deferred revenue relating to holdbacks is not recorded and does not otherwise impact the accompanying Consolidated Balance Sheet.

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

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s products are generally subject to warranties and the Company provides for the estimated future costs of repair or replacement in cost of sales at the time the related sale is recognized.

Foreign Currency Translation.    The Company uses the local currency as the functional currency in each country in which it operates. The functional currencies of the Company’s operations are primarily the U.S. dollar and the Euro and, to a lesser extent, the British pound, Australian dollar, Japanese yen and various other currencies. Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at exchange rates at the end of the fiscal year and income and expense items are translated at exchange rates prevailing during the year. Translation gains and losses are included in the cumulative translation adjustment component of accumulated other comprehensive income (loss). Gains (losses) arising from transactions denominated in currencies other than a subsidiary’s functional currency are reflected in selling, general and administrative expenses and amounted to approximately $(0.9) million during fiscal year 2005, $0.3 million during fiscal year 2004 and $(0.8) million during fiscal year 2003.

Concentration of Credit Risk.    Financial instruments that potentially subject the Company to concentrations of credit risk include cash equivalents, trade accounts receivable, notes receivable and foreign exchange forward contracts. The Company invests primarily in short-term U.S. Treasury securities and money market funds. The Company sells its products and extends trade credit to a large number of customers, who are dispersed across many different industries and geographies. The Company performs ongoing credit evaluations of these customers and generally does not require collateral from them. Trade accounts receivable include allowances for doubtful accounts as of fiscal year end 2005 and 2004 of $1.8 million and $1.9 million, respectively. The Company seeks to minimize credit risk relating to foreign exchange forward contracts by limiting its counter-parties to major financial institutions. No single customer represented 10% or more of the Company’s total sales in fiscal year 2005, 2004 and 2003 or trade accounts receivable at fiscal year end 2005 or 2004.

Cash and Cash Equivalents.    The Company considers currency on hand, demand deposits, money market accounts and all highly liquid debt securities with an original maturity of three months or less to be cash and cash equivalents. The cost basis of cash and cash equivalents approximates fair value due to the short period of time to maturity.

Reclassification.    As of October 1, 2004, the Company held $25.0 million in auction rate securities which were previously included in cash and cash equivalents. This amount has been reclassified as short-term investments in accordance with guidance issued by the SEC during fiscal year 2005. Purchases and sales of these auction rate securities have been included in the Consolidated Statement of Cash Flows as components of cash flows from investing activities. These reclassifications had no impact on the Company’s results of operations, stockholders’ equity or cash flows from operating activities.

Inventories.    Inventories are stated at the lower of cost or market, with cost being computed on an average-cost basis. Provisions are made for potentially excess or slow-moving inventories.

Property, Plant and Equipment.    Property, plant and equipment are stated at cost. Major improvements are capitalized, while maintenance and repairs are expensed currently. Plant and equipment are depreciated over their estimated useful lives using the straight-line method for financial reporting purposes and accelerated methods for tax purposes. Machinery and equipment lives vary from three to 10 years and buildings are depreciated over 20 to 40 years. Purchased software is depreciated over five to 10 years. Leasehold improvements are depreciated using the straight-line method over their estimated useful lives or the remaining term of the lease, whichever is

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

less. Depreciation expense totaled $17.1 million, $16.8 million and $15.7 million, in fiscal years 2005, 2004 and 2003, respectively. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation are removed from the accounts.

Goodwill and Other Intangible Assets.    Under Financial Accounting Standards Board (the “FASB”) Statement of Financial Accounting Standards No. (“SFAS”) 142, Goodwill and Other Intangible Assets, goodwill is not amortized, but must be tested for impairment annually and whenever events or circumstances occur indicating that goodwill might be impaired. The Company performed annual goodwill impairment tests during fiscal years 2005, 2004 and 2003 and determined that there was no impairment of goodwill.

Identifiable intangible assets recorded in connection with acquisitions are amortized on a straight-line basis over their estimated useful lives, which range from two to 20 years. Acquired in-process research and development is immediately expensed.

Investments in Privately Held Companies.    The Company has equity investments in privately held companies which, because of our ownership interest and other factors, are carried at cost. These investments are evaluated under the requirements of FASB Interpretation (“FIN”) 46(R), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, and other applicable guidance to determine the appropriate accounting treatment, including whether the Company must consolidate the investee company. Based on these evaluations, the Company has determined that no consolidation is required. These investments are included in other assets in the Consolidated Balance Sheet. The Company monitors these investments for impairment and makes appropriate reductions in carrying values if the Company determines that an impairment charge is required based primarily on the near-term prospects and financial condition of these companies.

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

Stock-Based Compensation.    The Company has adopted the pro forma disclosure provisions of SFAS 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123. Accordingly, the Company applies the intrinsic value method as prescribed by Accounting Principles Board Opinion No. (“APB”) 25, Accounting for Stock Issued to Employees and related interpretations in accounting for its employee stock compensation plans.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

If the Company had elected to recognize compensation cost based on the fair value of options granted under its Omnibus Stock Plan (the “Stock Plan”) and shares issued under its Employee Stock Purchase Plan (the “ESPP”) as prescribed by SFAS 123, net earnings and net earnings per share would have been reduced to the pro forma amounts shown below:

	Fiscal Year Ended
	Sept. 30, 2005	Oct. 1, 2004	Oct. 3, 2003
(in thousands, except per share amounts)
Net earnings:
As reported	$125,957	$59,530	$49,147
Add: Stock-based compensation expense included in reported net earnings, net of related tax effects	257	—	—
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(5,682)	(5,657)	(7,098)

Pro forma	$120,532	$53,873	$42,049

Net earnings per share:
Basic—as reported	$3.74	$1.72	$1.45

Basic—pro forma	$3.58	$1.56	$1.24

Diluted—as reported	$3.67	$1.66	$1.40

Diluted—pro forma	$3.51	$1.51	$1.20

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Omnibus Stock Plan			Employee Stock Purchase Plan
	Fiscal Year Ended			Fiscal Year Ended
	Sept. 30, 2005	Oct. 1, 2004	Oct. 3, 2003	Sept. 30, 2005	Oct. 1, 2004	Oct. 3, 2003
Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	3.6%	2.9%	2.9%	2.0%	1.0%	1.6%
Expected volatility	40%	40%	40%	40%	40%	40%
Expected life (in years)	4.1	5.7	5.7	0.5	0.5	0.5

The weighted-average estimated fair value of employee stock options granted under the Stock Plan was $13.37 per share for fiscal year 2005, $16.26 per share for fiscal year 2004 and $13.15 per share for fiscal year 2003. The weighted-average estimated fair value of shares sold under the ESPP was $9.50 for fiscal year 2005, $9.41 for fiscal year 2004 and $7.66 for fiscal year 2003.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive Income.    A summary of the components of the Company’s comprehensive income follows:

	Fiscal Year Ended
	Sept. 30, 2005	Oct. 1, 2004	Oct. 3, 2003
(in thousands)
Net earnings	$125,957	$59,530	$49,147
Other comprehensive (loss) income:
Currency translation adjustment	(2,653)	9,297	27,744
Cash flow hedge fair value adjustments	—	—	231
Minimum pension liability adjustment, net of tax of $209 and $1,559 in fiscal year 2005 and 2004, respectively	(98)	(3,638)	—

Total other comprehensive (loss) income	(2,751)	5,659	27,975

Total comprehensive income	$123,206	$65,189	$77,122

Recent Accounting Pronouncements.    In December 2003, the Financial Accounting Standards Board (“FASB”) issued a proposed amendment to Statement of Financial Accounting Standards (“SFAS”) 128, Earnings per Share, to make it consistent with International Accounting Standard 33, Earnings per Share, so as to make earnings per share computations comparable on a global basis. As currently drafted, the amendment would require companies to use the year-to-date average stock price to compute the number of treasury shares that could theoretically be purchased with the proceeds from exercise of share contracts such as options or warrants. The current method of calculating earnings per share requires companies to calculate an average of the potential incremental common shares computed for each quarter when computing year-to-date incremental shares. The proposed amendment would also change other aspects of SFAS 128 that would not impact the Company’s earnings per share calculations. The proposed amendment is currently expected to be effective for interim and annual periods ending after June 15, 2006 and, once effective, will require retrospective application for all prior periods presented. If the proposed amendment is finalized in its current form (including the proposed effective date), its adoption is not expected to have a material impact on the Company’s financial condition or results of operations.

In December 2004, the FASB issued SFAS 123 (revised 2004), Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95 (“SFAS 123(R)”), which addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of that company or liabilities that are based on the fair value of that company’s equity instruments, or that may be settled by the issuance of such equity instruments. The standard eliminates companies’ ability to account for share-based compensation transactions using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and requires that such transactions be accounted for using a fair value-based method and recognized as expense in the Consolidated Statement of Earnings. Under SFAS 123(R), the Company is required to determine an appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. In addition, the adoption of SFAS 123(R) will require additional accounting related to the tax benefit on share-based payments made under the Company’s Omnibus Stock Plan and Employee Stock Purchase Plan. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as cash flows from financing activities, rather than as cash flows from operating activities. In March 2005, the SEC released Staff Accounting Bulletin No. (“SAB”) 107, Share-Based Payment, which provides interpretive guidance relating to the application of SFAS 123(R). The guidance contained in SAB 107 is intended to assist issuers in the initial implementation of SFAS 123(R) and to enhance the information received by

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

investors and other users of financial statements. SAB 107 allows a flexible approach to the implementation of SFAS 123(R) and provides issuers with latitude in measuring the value of employee stock options under the new standard. As amended by the SEC in April 2005, SFAS 123(R) is now effective for the first quarter of the Company’s fiscal year 2006.

The Company plans to adopt SFAS 123(R) using the modified prospective method, and anticipates using the Black-Scholes model to determine the fair value of share-based payments made under its Omnibus Stock Plan and Employee Stock Purchase Plan. Because of the complexities involved in determining appropriate assumptions for use in the Black-Scholes model, the Company is not yet able to accurately estimate the impact of adopting SFAS 123(R). However, the Company expects this impact to be material to its results of operations and operating cash flows.

In November 2004, the FASB issued SFAS 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect the adoption of SFAS 151 to have a material impact on its financial condition or results of operations.

In December 2004, the FASB issued FASB Staff Position No. (“FSP”) 109-1, Application of FASB 109, Accounting for Incomes Taxes, to the Tax Deduction on Qualified Production Activities provided by the American Jobs Creation Act of 2004 (the “Act”). The Act, which became law in October 2004, provides for a special tax deduction on qualified domestic production activities income that is defined by the Act. The FASB has decided that these amounts should be recorded as a special deduction and recorded in the year earned. The adoption of FSP 109-1, which became effective when it was issued in December 2004, did not have a material impact on the Company’s financial condition or results of operations.

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

In June 2005, the FASB issued FSP 143-1, Accounting for Electronic Equipment Waste Obligations. FSP 143-1 provides guidance on how companies should account for their obligations, if any, under European Union (“EU”) Directive 2002/96/EC on Waste Electrical and Electronic Equipment (the “WEEE Directive”) with respect to the disposal of certain electrical and electronic equipment put onto the market in the EU prior to August 13, 2005 (“Historical Waste Equipment”) and held by commercial users or private households. In the case of Historical Waste Equipment held by commercial users, the WEEE Directive states that the disposal obligation remains with the commercial user unless the legislation (implementing the WEEE Directive) adopted

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

by the applicable EU-member country provides for the transfer of the obligation back to the producer (manufacturer or importer). Whichever is the responsible party (the commercial user or the manufacturer/importer) must apply SFAS No. 143, Accounting for Asset Retirement Obligations, and FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, in accounting under FSP 143-1 for its disposal obligations. In the case of Historical Waste Equipment held by private households, the WEEE Directive dictates that the disposal obligation must be borne collectively by equipment manufacturers and importers selling in the EU-member country, with the method used to compute and allocate this obligation to be determined by each EU-member country. Any such disposal obligations must be recognized, with an offsetting amount to expense, over the applicable measurement period.

FSP 143-1 is effective the later of the first reporting period that ends after June 8, 2005 or the date that each EU-member country adopts legislation implementing the WEEE Directive. As of September 30, 2005, most of the EU-member countries had adopted legislation to implement the WEEE Directive (although in some cases to be effective at a future date), but a number of EU-member countries had not. With respect to those EU-member countries that had implemented the WEEE Directive as of September 30, 2005, the Company has adopted FSP 143-1 and such adoption did not have a material impact on its financial condition or results of operations. With respect to those EU-member countries that had not adopted legislation to implement the Directive as of September 30, 2005, the Company does not expect the adoption of FSP 143-1 to have a material impact on its financial condition or results of operations.

Note 3.    Sale of Electronics Manufacturing Business and Discontinued Operations

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

The Company has determined that the disposed Electronics Manufacturing Business should be accounted for as discontinued operation in accordance with SFAS 144, Accounting for the Disposal of or Impairment of Long-Lived Assets and EITF Issue No. 03-13, Applying the Conditions in Paragraph 42 of FAS 144 in Determining Whether to Report Discontinued Operations. Consequently, the results of operations of the Electronics Manufacturing Business have been excluded from the Company’s results from continuing operations for all periods presented and have instead been presented on a discontinued operations basis.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Sales by the disposed Electronics Manufacturing Business and the components of earnings from discontinued operations for fiscal years 2005, 2004 and 2003 are presented below:

	Fiscal Year Ended
	Sept. 30, 2005	Oct. 1, 2004	Oct. 3, 2003
(in thousands)
Sales	$80,245	$191,523	$178,926

Earnings from operations of disposed Electronics Manufacturing Business	$8,713	$23,162	$22,809
Income tax expense	(3,328)	(8,981)	(8,701)

Earnings from operations of disposed Electronics Manufacturing Business, net of taxes	5,385	14,181	14,108
Gain on sale of Electronics Manufacturing Business, net of taxes of $45,653 in fiscal year 2005	73,885	—	—

Earnings from discontinued operations	$79,270	$14,181	$14,108

The following table presents the calculation of the gain on the sale of the Electronics Manufacturing Business recorded by the Company during fiscal year 2005:

Fiscal Year Ended Sept. 30, 2005
(in thousands)
Proceeds from sale	$201,560
Transaction costs	(5,116)

Net proceeds	196,444
Net assets sold	(76,906)

Gain on sale before income taxes	119,538
Income tax expense	(45,653)

Gain on sale, net of taxes	$73,885

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the carrying amounts of major classes of assets and liabilities relating to the Electronics Manufacturing Business at the time of the Closing:

Carrying Amount
(in thousands)
Assets
Accounts receivable	$28,496
Inventories	41,046
Prepaid expenses and other current assets	260

Total current assets	69,802
Property, plant and equipment, net	22,131
Goodwill	2,102

Total assets	94,035

Liabilities
Accounts payable	14,705
Accrued liabilities	2,424

Total current liabilities	17,129
Long-term liabilities	—

Total liabilities	17,129

Net assets sold	$76,906

Note 4.    Balance Sheet Detail

	Fiscal Year End
	Sept. 30, 2005	Oct. 1, 2004
(in thousands)
Inventories
Raw materials and parts	$53,625	$70,660
Work in process	17,618	12,076
Finished goods	43,184	52,608

	$114,427	$135,344

Property, plant and equipment
Land and land improvements	$5,112	$8,280
Buildings	86,188	94,876
Machinery and equipment	147,500	179,577
Construction in progress	11,336	16,438

	250,136	299,171
Accumulated depreciation	(147,846)	(178,932)

	$102,290	$120,239

Accrued liabilities
Payroll and employee benefits	$45,556	$47,678
Income taxes	10,337	18,035
Deferred service revenue	27,250	26,213
Contract advances	29,911	21,819
Other	52,572	46,965

	$165,626	$160,710

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5.    Forward Exchange Contracts

The Company enters into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations on assets and liabilities denominated in non-functional currencies. These contracts are accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. The Company records these contracts at fair value with the related gains and losses recorded in selling, general and administrative expenses. The gains and losses on these contracts are substantially offset by transaction losses and gains on the underlying balance being hedged.

From time to time, the Company also enters into foreign exchange forward contracts to minimize the impact of foreign currency fluctuations on forecasted transactions. These contracts are designated as cash flow hedges under SFAS 133. There were no outstanding foreign exchange forward contracts designated as cash flow hedges of forecasted transactions as of September 30, 2005 or October 1, 2004. In addition, no foreign exchange gains or losses from hedge ineffectiveness were recognized during fiscal years 2005 or 2004. During fiscal year 2003, a loss of $0.1 million from hedge ineffectiveness was recognized and included in selling, general and administrative expenses.

The Company’s foreign exchange forward contracts generally range from one to 12 months in original maturity. A summary of all foreign exchange forward contracts that were outstanding as of September 30, 2005 follows:

	Notional Value Sold	Notional Value Purchased
(in thousands)
Euro	$—	$36,427
British pound	20,050	—
Australian dollar	—	15,630
Canadian dollar	5,789	—
Japanese yen	1,832	—
Danish krone	1,197	—
Swiss franc	—	925

Total	$28,868	$52,982

Note 6.    Acquisitions

Magnex Scientific Limited.    In November 2004, the Company acquired Magnex Scientific Limited (“Magnex”) for approximately $32.3 million in cash and assumed net debt. The transaction also includes an opportunity for additional purchase price payments of up to $6.0 million over a three-year period, depending on the performance of the Magnex business relative to certain financial targets. Magnex designs, develops, manufactures, markets, sells and services superconducting magnets for human and other magnetic resonance (“MR”) imaging, nuclear magnetic resonance (“NMR”) and Fourier Transform mass spectroscopy, and gradients for MR microscopy. These magnets are used in the Company’s NMR and MR imaging systems, and are also sold directly to original equipment manufacturers and end-users. Upon its acquisition, the Magnex business became part of the Company’s Scientific Instruments segment.

Of the total purchase price of approximately $32.3 million, approximately $25.3 million was settled at closing and approximately $1.0 million was paid by the Company later in fiscal year 2005 to settle a net asset adjustment based on the closing balance sheet. During the first quarter of fiscal year 2006, an additional payment of approximately $3.0 million was made relating to the initial purchase price holdback. The remaining initial purchase price holdback of approximately $3.0 million will be settled (net of any indemnification claims) during fiscal year 2007.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant purchase accounting adjustments were made to conform Magnex’s revenue recognition policy to the Company’s policy under U.S. GAAP (these adjustments are reflected in the purchase price allocation set forth below). In addition, during fiscal year 2005, certain adjustments were made to the initial purchase price allocation relating to inventory valuation and to record deferred taxes. After reflecting these adjustments, which had no impact on total net assets acquired, the allocation of the purchase price paid for this acquisition is now as follows:

Amount Allocated
(in millions)
Accounts receivable, net	$1.7
Inventories	25.0
Prepaid expenses and other current assets	1.7
Property, plant and equipment	3.1
Goodwill	13.2
Identified intangible assets	12.6
Other assets	1.3

Total assets acquired	58.6
Liabilities assumed	(27.0)

Net assets acquired	31.6
Purchased in-process research and development	0.7

Total consideration	$32.3

The amounts allocated to identified intangible assets are based upon an analysis which utilized the income approach, the royalty savings approach and the cost approach to determine the fair value of significant identified intangible assets acquired in the transaction. The identified intangible assets are being amortized using the straight-line method over their respective estimated useful lives (weighted average of 6.0 years). The amount allocated to in-process research and development (which was immediately expensed) related to MR imaging products that were in the research and development stage at the time of the acquisition. Risk-adjusted discount rates ranging from 15.0% to 18.0% were applied to cash flow projections to determine the present value of the different intangible assets including the in-process research and development.

Digilab Business.    In September 2004, the Company acquired certain assets of Digilab, LLC (the “Digilab Business”) for approximately $19.8 million in cash. The Digilab Business, which has become part of the Company’s Scientific Instruments segment, designs, develops, manufactures, markets, sells and services Fourier Transform infrared (“FT-IR”) spectroscopy instruments, FT-IR imaging microscopes, near infrared (“NIR”) spectroscopy instruments and Raman spectroscopy instruments. These products expanded the Company’s product range of information rich detectors and spectrometers for life science and industrial materials research applications and are now being marketed and sold through the Company’s existing distribution channels worldwide.

Of the total purchase price of approximately $19.8 million, approximately $11.9 million was settled at closing. During fiscal year 2005, approximately $1.4 million was paid by the Company to settle a net asset adjustment based on the closing balance sheet and approximately $4.2 million was accrued related to a contingent payment based on the financial performance of the Digilab Business through September 2005. This contingent payment, as well as $2.3 million relating to the initial purchase price holdback, was paid in the first quarter of fiscal year 2006.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of the completion of the final intangible asset valuation and certain other tasks completed during fiscal year 2005, certain adjustments were made to the initial purchase price allocation to reflect the Company’s final determination of the fair value of significant intangible assets acquired and to adjust certain other assets and liabilities. These adjustments, which primarily impacted inventories, identified intangible assets and liabilities assumed had no impact on total net assets acquired. After reflecting these adjustments, the allocation of the purchase price paid for this acquisition is now as follows:

Amount Allocated
(in millions)
Accounts receivable, net	$4.2
Inventories	3.1
Prepaid expenses and other current assets	0.1
Property, plant and equipment	0.1
Goodwill	9.8
Identified intangible assets	6.3

Total assets acquired	23.6
Liabilities assumed	(3.9)

Net assets acquired	19.7
Purchased in-process research and development	0.1

Total consideration	$19.8

The amounts allocated to identified intangible assets are based upon an analysis which utilized the income approach, the royalty savings approach and the cost approach to determine the fair value of significant identified intangible assets acquired in the transaction. The identified intangible assets are being amortized using the straight-line method over their respective estimated useful lives (weighted average of 7.0 years). The amount allocated to in-process research and development (which was immediately expensed) related to new NIR and Raman products that were in the research and development stage at the time of the acquisition. Risk-adjusted discount rates ranging from 14.5% to 18.5% were applied to cash flow projections to determine the present value of the different intangible assets including the in-process research and development.

Roche DAT Business.    In January 2003, the Company acquired the non-clinical, drugs of abuse testing business (the “DAT Business”) of Roche Diagnostics Corporation (“Roche”) for approximately $22.2 million in cash. The DAT Business designs, develops, markets and sells consumable products for detecting drugs of abuse, including several products manufactured by the Company for Roche prior to the acquisition. The Company added the DAT Business’ sales and distribution capabilities to the Company’s existing consumables business, which is part of the Scientific Instruments segment.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company allocated the purchase price paid for this acquisition to the estimated fair value of assets acquired and liabilities assumed as follows:

Amount Allocated
(in millions)
Inventories	$3.2
Property, plant and equipment	2.4
Goodwill	9.5
Identified intangible assets	7.2

Total assets acquired	22.3
Liabilities assumed	(0.1)

Net assets acquired	$22.2

The amounts allocated to identified intangible assets are based upon an analysis which utilized the income approach, the royalty savings approach and the cost approach to determine the fair value of significant identified intangible assets acquired in the transaction. The identified intangible assets are being amortized using the straight-line method over their respective estimated useful lives (weighted-average of 6.7 years). A risk-adjusted discount rate of 12% was applied to cash flow projections to determine the present value of the different intangible assets.

All of the above acquisitions were accounted for using the purchase method of accounting. Accordingly, the Company’s Consolidated Statement of Earnings for fiscal years 2005, 2004 and 2003 include the results of operations of the acquired companies since the effective dates of their respective purchases. Except for Magnex, there were no significant differences between the accounting policies of the Company and any of the acquired companies. Pro forma sales, earnings from operations, net earnings and net earnings per share have not been presented because the effects of these acquisitions were not material on either an individual or an aggregated basis.

The Company is, from time to time, obligated to pay additional cash purchase price amounts in the event that certain financial or operational milestones are met by the acquired businesses. As of September 30, 2005, up to a maximum of $14.8 million could be payable through fiscal year 2007 under these contingent consideration arrangements. Of this maximum amount, a total of $6.0 million relates to the Magnex acquisition and can be earned over a three-year period ending November 2007, depending on the performance of the Magnex business relative to certain financial targets. The remaining $8.8 million relates to the acquisition of Bear Instruments, Inc. in fiscal year 2001 and can be earned if acquired product lines reach specific financial performance targets through March 2006. Any contingent payments made will be recorded as additional goodwill at the time they are earned.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7.    Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for each of the Company’s reportable segments in fiscal years 2005 and 2004 follow:

	Scientific Instruments	Vacuum Technologies	Electronics Manufacturing	Total
(in thousands)
Balance as of October 3, 2003	$123,343	$966	$2,102	$126,411
Fiscal year 2004 acquisitions (Note 6)	4,016	—	—	4,016
Contingent payments on prior years’ acquisitions	1,070	—	—	1,070
Foreign currency impacts and other adjustments	(56)	—	—	(56)

Balance as of October 1, 2004	128,373	966	2,102	131,441
Fiscal year 2005 acquisitions (Note 6)	13,223	—	—	13,223
Contingent payments on prior years’ acquisitions	5,059	—	—	5,059
Closing balance sheet-related payments on prior year’s acquisitions	1,383	—	—	1,383
Foreign currency impacts and other adjustments	930	—	—	930
Fiscal year 2005 divestiture (Note 3)	—	—	(2,102)	(2,102)

Balance as of September 30, 2005	$148,968	$966	$—	$149,934

The following intangible assets have been recorded and are being amortized by the Company:

	September 30, 2005
	Gross	Accumulated Amortization	Net
(in thousands)
Intangible assets
Existing technology	$10,172	$(4,398)	$5,774
Patents and core technology	18,474	(3,517)	14,957
Trade names and trademarks	2,176	(922)	1,254
Customer lists	9,305	(3,984)	5,321
Other	2,424	(1,485)	939

	$42,551	$(14,306)	$28,245

	October 1, 2004
	Gross	Accumulated Amortization	Net
(in thousands)
Intangible assets
Existing technology	$10,172	$(2,988)	$7,184
Patents and core technology	6,777	(1,066)	5,711
Trade names and trademarks	2,176	(654)	1,522
Customer lists	7,505	(1,806)	5,699
Other	2,445	(1,282)	1,163

	$29,075	$(7,796)	$21,279

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Actual aggregate amortization expense relating to intangible assets recorded in the three most recent fiscal years as well as estimated amortization expense for the next five fiscal years and thereafter follow:

(in thousands)
Actual amortization expense
Fiscal year 2003	$2,641
Fiscal year 2004	$2,892
Fiscal year 2005	$6,600

Estimated amortization expense
Fiscal year 2006	$6,317
Fiscal year 2007	5,721
Fiscal year 2008	4,896
Fiscal year 2009	4,081
Fiscal year 2010	3,776
Thereafter	3,454

Total	$28,245

Note 8.    Restructuring Costs

Summary of Restructuring Plans.    During fiscal years 2005, 2004 and 2003, the Company committed to several restructuring plans in order to adjust its organizational structure, improve operational efficiencies and eliminate redundant or excess costs resulting from acquisitions or dispositions during those periods.

The following table sets forth changes in the Company’s restructuring liability relating to the foregoing plans during fiscal years 2005, 2004 and 2003:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at September 27, 2002	$—	$392	$392
Charges to expense	5,242	1,729	6,971
Cash payments	(4,043)	(387)	(4,430)
Foreign currency impacts and other adjustments	(27)	(537)	(564)

Balance at October 3, 2003	1,172	1,197	2,369
Charges to expense, net	2,441	(22)	2,419
Cash payments	(2,109)	(338)	(2,447)
Foreign currency impacts and other adjustments	169	(7)	162

Balance at October 1, 2004	1,673	830	2,503
Charges to expense, net	4,019	1,922	5,941
Cash payments	(4,553)	(992)	(5,545)
Foreign currency impacts and other adjustments	(137)	(68)	(205)

Balance at September 30, 2005	$1,002	$1,692	$2,694

In addition to the restructuring costs included above, the Company incurred approximately $3.1 million in other costs relating directly to the same restructuring actions. These costs related primarily to employee retention and relocation costs and accelerated depreciation of assets disposed of upon the closure of facilities.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Year 2005 Plans.    During the first quarter of fiscal year 2005, the Company undertook certain restructuring actions to rationalize its Scientific Instruments field support administration in the United Kingdom following the completion of the Company’s acquisition of Magnex. These actions were undertaken to achieve operational efficiencies and eliminate redundant costs resulting from the acquisition, which involved the termination of approximately 20 employees, the consolidation of certain field support administrative functions previously located in the Company’s Walton, United Kingdom location to Magnex’s location in Yarnton, United Kingdom and the closure of the Walton facility. Restructuring and other costs directly attributable to this plan have been recorded and included in selling, general and administrative expenses.

The following table sets forth changes in the Company’s restructuring liability during fiscal year 2005 in connection with this plan:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at October 1, 2004	$—	$—	$—
Charges to expense	270	1,527	1,797
Cash payments	(170)	(305)	(475)
Foreign currency impacts and other adjustments	(18)	(69)	(87)

Balance at September 30, 2005	$82	$1,153	$1,235

In addition to these restructuring costs, the Company incurred approximately $0.5 million in other costs relating directly to the consolidation of certain field support administrative functions from the Company’s Walton location to Magnex’s Yarnton location during fiscal year 2005. This amount was comprised of non-cash charges for accelerated depreciation of assets to be disposed of upon the closure of the Walton facility and employee retention and relocation costs, which will be settled in cash. Since the inception of this plan, the Company has recorded approximately $1.8 million in related restructuring expense and approximately $0.5 million of other related costs.

During the third quarter of fiscal year 2005, the Company committed to a separate plan to reorganize, consolidate and eliminate certain activities. This plan was undertaken due to of the divestiture of the Company’s Electronics Manufacturing Business, the result of which was that the Company had lower revenues and reduced infrastructure requirements after the divestiture. Management determined that this required the Company to adjust its organization and reduce its cost structure.

Under this plan, certain administrative functions within the Company’s Corporate organization and Scientific Instruments segment were reorganized and consolidated. This involved changes in reporting structures, consolidation of certain activities and the elimination of employee positions. In addition, this plan involved the elimination of employee positions in certain other operations to reduce the Company’s cost structure. Management expects these activities to be completed by the second quarter of its fiscal year 2006.

The measures described above resulted in the elimination of a total of approximately 70 employee positions, of which approximately 45 were in North America and approximately 20 were in Europe. The costs associated with this plan consist of one-time termination benefits and other related costs for employees in the Corporate organization and the Scientific Instruments segment whose positions were eliminated.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth changes in the Company’s restructuring liability during fiscal year 2005 in connection with this plan:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at October 1, 2004	$—	$—	$—
Charges to expense	3,425	—	3,425
Cash payments	(2,470)	—	(2,470)
Foreign currency impacts and other adjustments	(111)	—	(111)

Balance at September 30, 2005	$844	$—	$844

In addition to these restructuring costs, the Company incurred approximately $0.4 million in other costs, comprised of employee retention costs, relating directly to the reorganization and consolidation of certain activities and the elimination of employee positions. This amount will be settled in cash. Since the inception of this plan, the Company has recorded approximately $3.4 million in related restructuring expense and approximately $0.4 million of other related costs.

Fiscal Year 2004 Plans.    During fiscal year 2004, the Company undertook certain restructuring actions to reorganize the management structure in its Scientific Instruments factories in Australia and the Netherlands. These actions were undertaken to narrow the strategic and operational focus of these factories and involved the termination of three employees. These actions were initiated in the fourth quarter of fiscal year 2004. All severance and other employee-related costs relating to this restructuring plan were recorded and included in selling, general and administrative expenses in the fourth quarter of fiscal year 2004. This restructuring plan did not involve any non-cash components. Under this plan, the Company recorded related restructuring expense of approximately $1.4 million.

The following table sets forth changes in the Company’s restructuring liability during fiscal year 2005 and 2004 in connection with this plan:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at October 3, 2003	$—	$—	$—
Charges to expense	1,024	—	1,024
Cash payments	(359)	—	(359)

Balance at October 1, 2004	665	—	665
Charges to expense	335	—	335
Cash payments	(1,004)	—	(1,004)
Foreign currency impacts and other adjustments	4		4

Balance at September 30, 2005 (plan completed)	$—	$—	$—

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Also during fiscal year 2004, the Company committed to a separate plan to reorganize the Scientific Instruments and corporate marketing organizations and to consolidate certain Scientific Instruments administrative functions in North America. This plan, which involved the termination of approximately 20 employees, was undertaken to more closely align the strategic and operational focus of these organizations across different product lines and to improve efficiency and reduce operating costs. These actions were initiated in the fourth quarter of fiscal year 2004 and were completed in the fourth quarter of fiscal year 2005. All severance and other employee-related costs relating to this restructuring plan were initially recorded and included in selling, general and administrative expenses in the fourth quarter of fiscal year 2004. This restructuring plan did not involve any non-cash components. Under this plan, the Company recorded related restructuring expense of approximately $0.8 million.

The following table sets forth changes in the Company’s restructuring liability during fiscal years 2005 and 2004 in connection with this plan:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at October 3, 2003	$—	$—	$—
Charges to expense	859	—	859

Balance at October 1, 2004	859	—	859
Reversals of expense, net	(11)	—	(11)
Cash payments	(846)		(846)
Foreign currency impacts and other adjustments	(2)		(2)

Balance at September 30, 2005 (plan completed)	$—	$—	$—

Fiscal Year 2003 Plan.    During fiscal year 2003, the Company undertook certain restructuring actions to improve efficiency and more closely align employee skill sets and other resources with the Company’s evolving product mix as a result of the Company’s continued emphasis on NMR, mass spectroscopy and consumable products, with a bias toward life science applications. In addition, actions were undertaken to create a more efficient consumable products operation. These actions primarily impacted the Scientific Instruments segment and involved the termination of approximately 160 employees (principally in sales and marketing, administration, service and manufacturing functions), the closure of three sales offices and the consolidation of three consumable products factories into one in Southern California. Substantially all of these activities were completed during fiscal year 2003 except for the termination of approximately 20 employees, which took place in the second and third quarters of fiscal year 2004 and the Southern California facility consolidation, which was initiated in the third quarter of fiscal year 2003 and was substantially completed in the first quarter of fiscal year 2005. Costs relating to restructuring activities recorded under this plan have been included in selling, general and administrative expenses.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth changes in the Company’s restructuring liability relating to the foregoing plan during fiscal years 2005, 2004 and 2003:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at September 27, 2002	$—	$392	$392
Charges to expense	5,242	1,729	6,971
Cash payments	(4,043)	(387)	(4,430)
Foreign currency impacts and other adjustments	(27)	(537)	(564)

Balance at October 3, 2003	1,172	1,197	2,369
Charges to expense, net	558	(22)	536
Cash payments	(1,750)	(338)	(2,088)
Foreign currency impacts and other adjustments	169	(7)	162

Balance at October 1, 2004	149	830	979
Charges to expense	—	395	395
Cash payments	(63)	(687)	(750)
Foreign currency impacts and other adjustments	(10)	1	(9)

Balance at September 30, 2005	$76	$539	$615

In addition to the foregoing restructuring costs, the Company incurred other costs relating directly to the Southern California facility consolidation of approximately $0.1 million and approximately $2.2 million in fiscal years 2005 and 2004, respectively. These costs included approximately $1.8 million of non-cash charges for accelerated depreciation of assets disposed of upon the closure of facilities, approximately $0.1 million in facility relocation costs and approximately $0.4 million in employee retention and relocation costs. Since the inception of this plan, the Company has recorded approximately $7.9 million in related restructuring expense and approximately $2.3 million of other related costs.

Note 9.    Warranty and Indemnification Obligations

Product Warranties.    The Company’s products are generally subject to warranties. Liabilities for the estimated future costs of repair or replacement are established and charged to cost of sales at the time the related sale is recognized. The amount of liability to be recorded is based on management’s best estimates of future warranty costs after considering historical and projected product failure rates and product repair costs. Changes in the Company’s estimated liability for product warranty during fiscal years 2005 and 2004 follow:

	Fiscal Year Ended
	Sept. 30, 2005	Oct. 1, 2004
(in thousands)
Beginning balance	$10,475	$10,261
Charges to costs and expenses	6,053	8,109
Warranty expenditures	(5,805)	(7,895)

Ending balance	$10,723	$10,475

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company is subject to certain indemnification obligations to VMS (formerly VAI) and VSEA in connection with the Instruments business as conducted by VAI prior to the Distribution (described in Note 1). These indemnification obligations cover a variety of aspects of the Company’s business, including, but not limited to, employee, tax, intellectual property, litigation and environmental matters. The agreements containing these indemnification obligations are disclosed as exhibits to the Company’s Annual Report on Form 10-K (see Exhibits 2.1, 10.1, 10.2 and 10.3). The estimated fair value of these indemnification obligations is not considered to be material.

The Company is subject to certain indemnification obligations to Jabil in connection with the Company’s sale of its Electronics Manufacturing Business to Jabil. These indemnification obligations cover certain aspects of the Company’s conduct of the Electronics Manufacturing Business prior to its sale to Jabil, including, but not limited to, employee, tax, litigation and environmental matters. The agreement containing these indemnification obligations is disclosed as an exhibit to the Company’s Annual Report on Form 10-K (see Exhibit 10.5). The estimated fair value of these indemnification obligations is not considered to be material.

The Company’s By-Laws require it to indemnify its officers and directors, as well as those who act as directors and officers of other entities at the request of the Company, against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceedings arising out of their services to the Company. In addition, the Company has entered into separate indemnity agreements with each director and officer that provide for indemnification of these directors and officers under certain circumstances. The form of these indemnity agreements is disclosed as an exhibit to the Company’s Annual Report on Form 10-K (see Exhibit 10.6). The indemnification obligations are more fully described in these indemnity agreements and the Company’s By-Laws (see Exhibit 10.6 to the Company’s Annual Report on Form 10-K). The Company purchases insurance to cover claims or a portion of any claims made against its directors and officers. Since a maximum obligation is not explicitly stated in the Company’s By-Laws or these indemnity agreements and will depend on the facts and circumstances that arise out of any future claims, the overall maximum amount of the obligations cannot reasonably be estimated. Historically, the Company has not made payments related to these indemnification obligations and the estimated fair value of these indemnification obligations is not considered to be material.

As is customary in the Company’s industry and as provided for in local law in the U.S. and other jurisdictions, many of the Company’s standard contracts provide remedies to customers and other third parties with whom the Company enters into contracts, such as defense, settlement or payment of judgment for intellectual property claims related to the use of its products. From time to time, the Company also agrees to indemnify customers, suppliers, contractors, lessors, lessees and others with whom it enters into contracts, against loss, expense and/or liability arising from various triggering events related to the sale and the use of the Company’s products and services, the use of their goods and services, the use of facilities and other matters covered by such contracts, usually up to a specified maximum amount. In addition, from time to time, the Company sometimes also agrees to indemnify these parties against claims related to undiscovered liabilities, additional product liability or environmental obligations. Claims made under such indemnification obligations have been insignificant and the estimated fair value of these indemnification obligations is not considered to be material.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10.    Debt and Credit Facilities

Credit Facilities.    As of September 30, 2005, the Company and its subsidiaries had a total of $71.3 million in uncommitted and unsecured credit facilities for working capital purposes with interest rates to be established at the time of borrowing. No borrowings were outstanding under these credit facilities as of September 30, 2005. Of the $71.3 million in uncommitted and unsecured credit facilities, a total of $44.6 million was limited for use by, or in favor of, certain subsidiaries at September 30, 2005, and a total of $15.9 million of this $44.6 million was being utilized in the form of bank guarantees and short-term standby letters of credit. These guarantees and letters of credit related primarily to advance payments and deposits made to the Company’s subsidiaries by customers for which separate liabilities were recorded in the consolidated financial statements at September 30, 2005. No amounts had been drawn by beneficiaries under these or any other outstanding guarantees or letters of credit as of that date.

Long-term Debt.    As of September 30, 2005, the Company had $30.0 million in term loans outstanding, compared to $32.5 million at October 1, 2004. As of both September 30, 2005 and October 1, 2004, fixed interest rates on the term loans ranged from 6.7% to 7.2%. The weighted-average interest rate on the term loans was 6.8% at both September 30, 2005 and October 1, 2004. The term loans contain certain covenants that limit future borrowings and the payment of cash dividends and require the maintenance of certain levels of working capital and operating results. The Company was in compliance with all restrictive covenants of the term loan agreements at September 30, 2005. At October 1, 2004, the Company had other long-term notes payable of $4.2 million with a weighted-average interest rate of 0.0%. During fiscal year 2005, the Company paid the outstanding balance on these long-term notes in advance of a significant scheduled increase in the applicable interest rate.

The following table summarizes future principal payments on borrowings under long-term debt outstanding as of September 30, 2005:

	Fiscal Years
	2006	2007	2008	2009	2010	Thereafter	Total
(in thousands)
Long-term debt (including current portion)	$2,500	$2,500	$6,250	$—	$6,250	$12,500	$30,000

Note 11.    Operating Lease Commitments

As of September 30, 2005, the Company was committed to minimum rentals for certain facilities and other leased assets under long-term non-cancelable operating leases (net of non-cancelable sublease income) as follows:

(in thousands)
Fiscal Year
2006	$9,528
2007	4,883
2008	3,638
2009	2,923
2010	2,267
Thereafter	8,244

Total	$31,483

Rent expense for fiscal years 2005, 2004 and 2003, was $9.4 million, $7.8 million and $7.5 million, respectively.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12.    Retirement Plans

Certain employees of the Company in the U.S. are eligible to participate in the Company’s sponsored, defined contribution retirement plan. For employee contributions made after certain minimum employment conditions have been met, the Company is obligated to match the participant’s contribution up to 6% of their eligible compensation. Participants are entitled, upon termination or retirement, to receive their account balances, which are held by a third party trustee. The Company has no defined benefit plans in the U.S. In addition to the U.S. retirement plan, a number of the Company’s non-U.S. subsidiaries have retirement plans for regular full-time employees. Several of these plans are defined benefit plans. Total expenses for all retirement plans amounted to $10.8 million, $10.0 million and $9.1 million for fiscal years 2005, 2004 and 2003, respectively. As discussed more fully below, the Company also recorded a defined benefit pension plan settlement loss of approximately $1.5 million in fiscal year 2005 and related curtailment gains of approximately $1.5 million in fiscal year 2004.

Net periodic pension cost for defined benefit pension plans is determined in accordance with SFAS 87, Employers’ Accounting for Pensions, and is made up of several components that reflect different aspects of the Company’s pension-related financial arrangements and the cost of benefits earned by participating employees. These components are determined using certain actuarial assumptions.

Changes in the projected benefit obligation, fair value of plan assets and funded status relating to the Company’s defined benefit pension plans follows:

	Fiscal Year Ended
	Sept. 30, 2005	Oct. 1, 2004	Oct. 3, 2003
(in thousands)
Change in projected benefit obligation
Projected benefit obligation at beginning of fiscal year	$59,286	$57,386	$43,075
Service cost, including plan participant contributions	1,490	2,772	2,908
Interest cost	2,190	3,051	2,569
Actuarial loss (gain)	9,800	(41)	2,665
Foreign currency changes	181	3,302	8,133
Benefit payments	(632)	(2,329)	(1,964)
Curtailment	—	(4,870)	—
Settlement	(26,230)	—	—
Plan amendments and other adjustments	—	15	—

Projected benefit obligation at end of fiscal year	$46,085	$59,286	$57,386

Change in fair value of plan assets and funded status
Fair value of plan assets at beginning of fiscal year	$51,405	$44,079	$36,694
Actual return on plan assets	3,782	5,414	930
Employer and plan participant contributions	2,779	1,618	2,643
Foreign currency changes	648	2,558	6,826
Benefit and expense payments	(598)	(2,264)	(1,998)
Settlement	(26,230)	—	—
Other adjustments	—	—	(1,016)

Fair value of plan assets at end of fiscal year	31,786	51,405	44,079
Projected benefit obligation at end of fiscal year	(46,085)	(59,286)	(57,386)

Projected benefit obligation in excess of fair value of plan assets	(14,299)	(7,881)	(13,307)
Unrecognized prior service cost	143	156	498
Unrecognized net actuarial loss	10,758	6,697	12,059

Net accrued benefit cost at end of fiscal year	$(3,398)	$(1,028)	$(750)

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additional information pertaining to the Company’s defined benefit pension plans as of the end of fiscal years 2005 and 2004 is outlined below.

	Fiscal Year End
	Sept. 30, 2005	Oct. 1, 2004
(dollars in thousands)
Amounts included in the Consolidated Balance Sheet
Prepaid benefit cost	$543	$2,146
Accrued benefit cost	(9,452)	(10,241)
Intangible assets	249	287
Accumulated other comprehensive loss	5,262	6,780

Net accrued benefit cost at end of fiscal year	$(3,398)	$(1,028)

Accumulated benefit obligation for all defined benefit pension plans	$39,684	$55,269

Weighted-average assumptions used to determine benefit obligations
Discount rate	4.6%	5.5%
Rate of compensation increases	3.9%	3.6%

Weighted-average asset allocations by asset category
Equity securities	44%	42%
Debt securities	43	48
Real estate	1	1
Other	12	9

Total	100%	100%

Additional information
Increase in minimum liability included in other comprehensive income after tax	$98	$3,638

Information relating to defined benefit pension plans with an accumulated benefit obligation in excess of the fair value of plan assets follows:

	Fiscal Year End
	Sept. 30, 2005	Oct. 1, 2004
(in thousands)
Projected benefit obligation	$34,903	$51,047
Accumulated benefit obligation	$28,502	$47,030
Fair value of plan assets	$19,470	$39,060

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Periodic Pension Cost.    The components of the Company’s net periodic cost relating to defined benefit pension plans and the weighted-average assumptions used to determine that cost follow:

	Fiscal Year Ended
	Sept. 30, 2005	Oct. 1, 2004	Oct. 3, 2003
(dollars in thousands)
Components of net periodic pension cost
Service cost, net of plan participant contributions	$1,186	$2,133	$2,146
Interest cost	2,190	3,051	2,569
Expected return on plan assets	(1,959)	(2,955)	(2,775)
Amortization of prior service cost and actuarial gains and losses	148	501	366
Curtailment gain	—	(1,439)	—
Settlement loss	1,477	—	—

Net periodic pension cost	$3,042	$1,291	$2,306

Weighted-average assumptions used to determine net periodic pension cost
Discount rate	5.5%	5.3%	5.7%
Expected return on plan assets	6.2%	6.4%	7.0%
Rate of compensation increases	3.7%	3.6%	4.0%

Basis for Assumptions.    The Company utilizes yields on country-specific, long-term Corporate AA bond indices (typically 10- or 15-year indices) as the basis for its discount rate assumptions for each of its defined benefit pension plans. With regard to the expected return assumption, plan assets in most countries are invested in low-risk, long-term fixed income investments such as direct insurance policies and guaranteed insurance contracts. For these asset types, the expected rate of return is established either by reference to yields on comparable long-term corporate bond indices in that country or the return guaranteed by the issuer of the investment security (net of expenses). The exception to this is in the United Kingdom, where the majority of plan assets are invested in equity securities, with the remainder invested in corporate bonds, real estate and cash. Due to the nature of these investments, long-term money and corporate bond yields and an implied equity risk premium are considered in establishing the asset return assumption for the defined benefit pension plan in the United Kingdom.

Defined Benefit Pension Plan Curtailments and Settlement.    During fiscal year 2004, the Company ceased future benefit accruals to its existing defined benefit pension plans in Australia and the Netherlands and commenced contributions to new defined contribution plans for the benefit of their participants. In connection with these actions, the Company recorded curtailment gains of approximately $1.5 million during fiscal year 2004. During fiscal year 2005, the Company settled the defined benefit pension plan in Australia, which resulted in a corresponding settlement loss of approximately $1.5 million.

Employer Contributions.    During fiscal year ended September 30, 2005, the Company made contributions totaling approximately $2.5 million to its defined benefit pension plans, which included contributions of approximately $1.5 million related to the settlement of the Company’s defined benefit pension plan in Australia. The Company currently anticipates contributing an additional $1.5 million to its remaining defined benefit pension plans in fiscal year 2006, primarily in the United Kingdom.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Estimated Future Benefit Payments.    As of September 30, 2005, benefit payments, which reflect expected future service (as appropriate) are expected to be as follows:

(in millions)
Fiscal Year
2006	$0.5
2007	0.7
2008	0.7
2009	0.9
2010	0.9
2011-2015	6.1

Other Postretirement Benefits.    At the Distribution (described in Note 1), the Company assumed responsibility for certain post-employment and post-retirement benefits for active employees of the Company; the responsibility for all others, principally retirees of VAI, remained with VMS, although the Company is obligated to reimburse VMS for certain costs relating to certain VAI retirees. The Company’s portion of assets and liabilities as well as related expenses for shared post-employment and post-retirement benefits, which are not material, have been included in these Consolidated Financial Statements.

Note 13.    Contingencies

Environmental Matters.    The Company’s operations are subject to various federal, state and local laws in the U.S. as well as laws in other countries regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. These regulations increase the costs and potential liabilities of the Company’s operations. However, the Company does not currently anticipate that its compliance with these regulations will have a material effect on the Company’s capital expenditures, earnings, or competitive position.

The Company and VSEA are each obligated (under the terms of the Distribution described in Note 1) to indemnify VMS for one-third of certain costs (after adjusting for any insurance proceeds and tax benefits recognized or realized by VMS for such costs) relating to environmental matters. In that regard, VMS has been named by the U.S. Environmental Protection Agency or third parties as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, at nine sites where VAI is alleged to have shipped manufacturing waste for recycling, treatment, or disposal. In addition, VMS is overseeing and, as applicable, reimbursing third parties for environmental investigation, monitoring and/or remediation activities, in most cases under the direction of, or in consultation with, federal, state and/or local agencies in the U.S. at certain current VMS or former VAI facilities. The Company and VSEA are each obligated to indemnify VMS for one-third of these environmental investigation, monitoring and/or remediation costs (after adjusting for any insurance proceeds and taxes).

For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further environmental-related activities or to estimate the future costs of such activities if undertaken. As of September 30, 2005, it was nonetheless estimated that the Company’s share of the future exposure for environmental-related costs for these sites and facilities ranged in the aggregate from $1.3 million to $2.5 million (without discounting to present value). The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 14 years as of September 30, 2005. No amount in the foregoing range of estimated future costs is believed to be more probable of being incurred than any other amount in such range and the Company therefore had an accrual of $1.3 million as of September 30, 2005.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As to certain sites and facilities, sufficient knowledge has been gained to be able to better estimate the scope and certain costs of future environmental-related activities. As of September 30, 2005, it was estimated that the Company’s share of the future exposure for these environmental-related costs for these sites and facilities ranged in the aggregate from $3.7 million to $16.1 million (without discounting to present value). The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 30 years as of September 30, 2005. As to each of these sites and facilities, it was determined that a particular amount within the range of certain estimated costs was a better estimate of the future environmental-related cost than any other amount within the range and that the amount and timing of these future costs were reliably determinable. Together, these amounts totaled $6.7 million at September 30, 2005. The Company therefore had an accrual of $4.5 million as of September 30, 2005, which represents the best estimate of its share of these future environmental-related costs discounted at 4%, net of inflation. This accrual is in addition to the $1.3 million described in the preceding paragraph.

At September 30, 2005, the Company’s reserve for environmental-related costs, based upon future environmental-related costs estimated by the Company as of that date, was calculated as follows:

	Recurring Costs	Non- Recurring Costs	Total Anticipated Future Costs
(in millions)
Fiscal Year
2006	$0.3	$0.7	$1.0
2007	0.3	0.5	0.8
2008	0.3	0.3	0.6
2009	0.3	0.1	0.4
2010	0.3	0.1	0.4
Thereafter	4.1	0.7	4.8

Total costs	$5.6	$2.4	8.0

Less imputed interest			(2.2)

Reserve amount			5.8
Less current portion			(1.1)

Long-term (included in Other liabilities)			$4.7

The foregoing amounts are only estimates of anticipated future environmental-related costs and the amounts actually spent in the years indicated may be greater or less than such estimates. The aggregate range of cost estimates reflects various uncertainties inherent in many environmental investigation, monitoring and remediation activities and the large number of sites where such investigation, monitoring and remediation activities are being undertaken.

An insurance company has agreed to pay a portion of certain of VAI’s (now VMS’) future environmental-related costs for which the Company has an indemnification obligation and the Company therefore has a long-term receivable of $1.1 million (discounted at 4%, net of inflation) in other assets as of September 30, 2005, for the Company’s share of such recovery. The Company has not reduced any environmental-related liability in anticipation of recoveries from third parties.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company believes that its reserves for the foregoing and other environmental-related matters are adequate, but as the scope of its obligation becomes more clearly defined, these reserves may be modified and related charges against or credits to earnings may be made. Although any ultimate liability arising from environmental-related matters could result in significant expenditures that, if aggregated and assumed to occur within a single fiscal year, would be material to the Company’s financial statements, the likelihood of such occurrence is considered remote. Based on information currently available and its best assessment of the ultimate amount and timing of environmental-related events, the Company believes that the costs of environmental-related matters are not reasonably likely to have a material adverse effect on the Company’s financial condition or results of operations.

Legal Proceedings.    The Company is involved in pending legal proceedings that are ordinary, routine and incidental to its business. While the ultimate outcome of these legal matters is not determinable, the Company believes that these matters are not reasonably likely to have a material adverse effect on the Company’s financial condition or results of operations.

During fiscal year 2003, the Company settled a patent infringement lawsuit brought by Unaxis Balzers Aktiengesellschaft Liechtenstein (“Unaxis”), in which Unaxis sought infringement damages for the period beginning when the Company’s alleged infringing product (a Vacuum Technologies leak detection system) was introduced in 1997 until the patent expired in 2001. In exchange for a $1.1 million cash payment, Unaxis agreed to dismiss all pending claims against the Company and released the Company from any future claims relating to this matter.

Note 14.    Stockholders’ Equity and Stock Plans

On April 2, 1999, stockholders of record of VAI on March 24, 1999 received in the Distribution (described in Note 1) one share of the Company’s common stock for each share of VAI common stock held on April 2, 1999. Each stockholder also received one preferred stock purchase right (“Right”) for each share of common stock distributed, entitling the stockholder to purchase one one-thousandth of a share of Participating Preferred Stock, par value $0.01 per share, for $200.00 (subject to adjustment), in the event of certain changes in the Company’s ownership. The Participating Preferred Stock is designed so that each one one-thousandth of a share has economic and voting terms similar to those of one share of common stock. The Rights will expire no later than March 2009. As of September 30, 2005, no Rights were eligible to be exercised and none had been exercised through that date.

Omnibus Stock Plan

Effective April 2, 1999, the Company adopted the Stock Plan under which shares of common stock can be issued to officers, directors, consultants and key employees. The maximum number of shares of the Company’s common stock available for awards under the Stock Plan was initially 4,200,000 plus 4,512,000 shares granted in substitution for other options in connection with the Distribution (described in Note 1). During fiscal year 2002, the Company’s stockholders approved an amendment of the Stock Plan to increase the number of shares of common stock reserved for issuance under the Stock Plan by 1,000,000. During fiscal year 2005, the Company’s stockholders approved an amendment of the Stock Plan to increase the number of shares of common stock reserved for issuance under the Stock Plan by an additional 5,000,000.

The Stock Plan is administered by the Compensation Committee of the Company’s Board of Directors. The exercise price for stock options granted under the Stock Plan may not be less than 100% of the fair market value at the date of the grant. Options granted are exercisable at the times and on the terms established by the Compensation Committee, but not later than ten years after the date of grant. Options granted generally become exercisable in cumulative installments of one-third each year commencing one year following the date of grant.

At September 30, 2005, options with respect to 5,354,000 shares were available for grant under the Stock Plan.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Option Activity Under the Stock Plan

	Fiscal Year Ended
	September 30, 2005		Oct. 1, 2004		Oct. 3, 2003
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
(shares in thousands)
Outstanding at beginning of fiscal year	3,640	$25.54	4,429	$20.65	4,358	$18.64
Granted	512	$36.66	567	$38.76	520	$31.36
Exercised	(806)	$18.01	(1,310)	$14.46	(422)	$12.70
Cancelled or expired	(100)	$37.21	(46)	$33.10	(27)	$27.18

Outstanding at end of fiscal year	3,246	$28.80	3,640	$25.54	4,429	$20.65

Shares exercisable at end of fiscal year	2,381	$26.00	2,730	$22.48	3,334	$17.57

Outstanding and Exercisable Options at September 30, 2005

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
	(in thousands)	(in years)		(in thousands)
$ 8.25–$12.69	448	3.2	$9.73	448	$9.73
$12.69–$27.57	848	4.9	$23.12	841	$23.08
$27.57–$35.50	908	6.2	$32.95	805	$33.13
$35.50–$54.94	1,042	7.2	$38.01	287	$39.91

Total	3,246	5.8	$28.80	2,381	$26.00

In November 2004, the Company granted 24,850 shares of restricted (nonvested) common stock to its executive officers under the Stock Plan. These shares, which were issued upon grant, remain restricted for three years from the grant date and will vest only if the employee is still actively employed by the Company on the vesting date. An aggregate of approximately $0.9 million, representing the fair market value of the restricted shares on the date of the grant, was recorded as deferred compensation (included as a component of stockholders’ equity) and is being recognized by the Company as stock-based compensation expense ratably over the three-year vesting period. During fiscal year 2005, the Company recognized approximately $0.2 million in stock-based compensation expense relating to these restricted stock grants.

Under the terms of the Stock Plan, on the first business day following each annual meeting of the Company’s stockholders, each person then serving as a non-employee director is automatically granted stock units having an initial value of $25,000, which vest upon the director’s termination of service as a director and are paid out as soon as possible thereafter in shares of the Company’s common stock. The non-employee director will not have rights as a stockholder with respect to the stock units until such shares are paid out. The stock units are not transferable, except to the non-employee director’s designated beneficiary or estate in the event of his or her death. During fiscal year 2005, the Company granted stock units with an aggregate value of $0.2 million to non-employee members of its Board of Directors (of which there were six) and recognized the total value of $0.2 million as stock-based compensation expense at the time of grant.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Stock Purchase Plan

During fiscal year 2000, the Company’s Board of Directors approved the ESPP for which the Company set aside 1,200,000 shares of common stock for issuance. In February 2003, the Company’s stockholders approved the ESPP.

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

During fiscal years 2005, 2004 and 2003 employees purchased approximately 118,700 shares for $3.9 million, 136,600 shares for $3.9 million and 161,000 shares for $3.8 million, respectively. As of September 30, 2005, a total of approximately 478,000 shares remained available for issuance under the ESPP.

Stock Repurchase Programs

In February 2005, the Company’s Board of Directors approved a stock repurchase program under which the Company was authorized to repurchase up to $145 million of its common stock. This authorization was conditioned upon the closing of the sale of the Electronics Manufacturing Business, and upon becoming effective replaced the prior repurchase authorization approved in May 2004. The sale of the Electronics Manufacturing business closed on March 11, 2005, and the repurchase authorization became effective on that date and replaced the previous (May 2004) repurchase authorization. During fiscal year 2005, the Company repurchased and retired approximately 4.0 million shares for an aggregate cost of approximately $145 million. As of September 30, 2005, the Company had fully utilized its authorization under this program.

In May 2004, the Company’s Board of Directors authorized the Company to repurchase up to 1,000,000 shares of its common stock until September 30, 2007. During fiscal year 2005, the Company repurchased and retired approximately 802,000 shares at an aggregate cost of $33.6 million. During fiscal year 2004, the Company repurchased and retired approximately 192,000 shares for an aggregate cost of approximately $7.5 million. As described in the preceding paragraph, this repurchase authorization was replaced upon the closing of the sale of the Electronics Manufacturing Business on March 11, 2005, and the remaining approximately 6,000 shares under this authorization were no longer available for repurchase.

In November 2002, the Company’s Board of Directors authorized the Company to repurchase up to 1,000,000 shares of its common stock until October 1, 2004. During fiscal years 2004, 2003 and 2002, the Company repurchased and retired 597,000 shares for an aggregate cost of $24.2 million, 353,000 shares for an aggregate cost of $10.4 million and 50,000 shares for an aggregate cost of $1.6 million, respectively.

Note 15.    Income Taxes

The sources of earnings from continuing operations before income taxes follow:

	Fiscal Year Ended
	Sept. 30, 2005	Oct. 1, 2004	Oct. 3, 2003
(in thousands)
United States	$1,176	$1,884	$1,363
Foreign	62,277	66,539	51,438

Earnings from continuing operations before income taxes	$63,453	$68,423	$52,801

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income tax expense on earnings from continuing operations consists of the following:

	Fiscal Year Ended
	Sept. 30, 2005	Oct. 1, 2004	Oct. 3, 2003
(in thousands)
Current
U.S. federal	$(5,659)	$3,295	$(6,905)
Foreign	22,777	23,270	17,301
State and local	1,183	1,568	888

Total current	18,301	28,133	11,284

Deferred
U.S. federal	4,356	(4,931)	3,470
Foreign	(5,817)	(373)	2,618
State and local	(74)	245	390

Total deferred	(1,535)	(5,059)	6,478

Income tax expense	$16,766	$23,074	$17,762

Deferred tax assets and liabilities are recognized for the temporary differences between the tax basis and reported amounts of assets and liabilities, tax loss and credit carry-forwards and the remittance of earnings from foreign subsidiaries. Their significant components follow:

	Fiscal Year End
	Sept. 30, 2005	Oct. 1, 2004
(in thousands)
Assets
Inventory	$9,702	$9,532
Revenue recognition	3,952	3,402
Capitalized research costs	9,933	11,016
Loss and credit carry-forwards	2,505	3,928
Deferred compensation	6,996	6,857
Product warranty	2,610	3,125
Other	1,819	6,102

Gross deferred tax assets	37,517	43,962
Valuation allowance	(732)	(3,500)

Total deferred tax assets	36,785	40,462

Liabilities
Depreciation and amortization	14,871	13,984
Unremitted earnings of foreign subsidiaries	—	4,800

Total deferred tax liabilities	14,871	18,784

Net deferred tax assets	$21,914	$21,678

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of September 30, 2005, the Company’s foreign manufacturing and sales subsidiaries had accumulated approximately $73.0 million of earnings that have been reinvested in their operations. The Company has not provided U.S. tax on these earnings. Determination of the amount of unrecognized deferred tax liability on such earnings is not practicable.

As of September 30, 2005, the Company had a U.S. foreign tax credit carry-forward of approximately $0.7 million that expires in 2012. A full valuation allowance has been provided against this carry-forward. If recognized, this carry-forward will be accounted for as a credit to stockholders’ equity.

As of September 30, 2005, the Company had foreign loss carry-forwards of approximately $5.9 million that were recognized as a tax benefit in fiscal year 2005. This benefit resulted in a decrease in income tax expense of approximately $0.3 million and a reduction in goodwill of approximately $1.4 million relating to acquired Magnex loss carry-forwards.

The difference between the reported income tax rate on earnings from continuing operations and the federal statutory income tax rate is attributable to the following:

	Fiscal Year Ended
	Sept. 30, 2005	Oct. 1, 2004	Oct. 3, 2003
Federal statutory income tax rate	35.0%	35.0%	35.0%
State and local taxes, net of federal benefit	1.1	1.7	1.6
Foreign taxes	(2.8)	(3.4)	(5.0)
Deferred tax on unremitted earnings of foreign subsidiaries	(7.6)	—	2.8
Other	0.7	0.4	(0.8)

Reported income tax rate	26.4%	33.7%	33.6%

In fiscal year 2005, the Company reversed approximately $4.8 million of deferred tax liability previously accrued on unremitted earnings of foreign subsidiaries and recognized a credit to income tax expense in an equal amount. This resulted from a combination of a change in the treatment of foreign tax credits under new U.S. law enacted during fiscal year 2005 and the elimination of withholding tax on certain dividends under new tax law enacted in Switzerland during fiscal year 2005.

The Company’s income taxes payable has been reduced and deferred tax assets increased by the tax benefits associated with exercises of employee stock options. These benefits were credited directly to stockholders’ equity and amounted to approximately $9.1 million, $13.3 million and $1.9 million for fiscal years 2005, 2004 and 2003, respectively.

In fiscal year 2005 and 2004, accumulated other comprehensive loss was decreased approximately $0.2 million and approximately $1.6 million, respectively, due to the tax benefit of additional minimum pension liabilities recorded during those periods.

Note 16.    Net Earnings Per Share

Basic earnings per share are calculated based on net earnings and the weighted-average number of shares of common stock outstanding during the reported period. Diluted earnings per share include dilution from potential shares of common stock issuable pursuant to the exercise of outstanding stock options determined using the treasury stock method.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In fiscal years 2005, 2004 and 2003, the impact of options to purchase approximately 561,000, 129,000 and 1,154,000 shares, respectively, was excluded from the calculation of diluted earnings per share as the effect of these options was anti-dilutive.

A reconciliation of weighted-average basic shares outstanding to weighted-average diluted shares outstanding follows:

	Fiscal Year Ended
	Sept. 30, 2005	Oct. 1, 2004	Oct. 3, 2003
(in thousands)
Weighted-average basic shares outstanding	33,673	34,640	33,929
Net effect of dilutive stock options	682	1,133	1,128

Weighted-average diluted shares outstanding	34,355	35,773	35,057

Note 17.    Industry and Geographic Segments

Industry Segments.    The Company’s operations are grouped into two business segments: Scientific Instruments and Vacuum Technologies. The Scientific Instruments segment designs, develops, manufactures, sells and services equipment and related software, consumable products, accessories and services for a broad range of life science and industrial applications requiring identification, quantification and analysis of the composition or structure of liquids, solids or gases. The Vacuum Technologies segment designs, develops, manufactures, sells and services vacuum products and related accessories and services used to create, contain, control, measure and test vacuum environments in a broad range of life science and industrial applications requiring ultra-clean or high-vacuum environments. These segments were determined based on how management views and evaluates the Company’s operations as required by SFAS 131, Disclosures about Segments of an Enterprise and Related Information.

General corporate costs include shared costs of legal, tax, accounting, human resources, real estate, information technology, treasury, insurance and other management costs. A portion of the indirect and common costs has been allocated to the segments through the use of estimates. Also, transactions between segments are accounted for at cost and are not included in sales. Accordingly, the following information is provided for purposes of achieving an understanding of operations, but might not be indicative of the financial results of the reported segments were they independent organizations. In addition, comparisons of the Company’s operations to similar operations of other companies might not be meaningful.

The Company operates various manufacturing and marketing operations outside of the U.S. In fiscal years 2005, 2004 and 2003, no single country outside of the U.S. accounted for more than 10% of total sales (based on the geographic location of the customer) or more than 10% of total assets. Transactions between geographic areas are accounted for at cost and are not included in sales.

Included in the total of International sales are export sales recorded by U.S. entities in fiscal years 2005, 2004 and 2003, of approximately $53 million, $55 million and $47 million, respectively.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Industry Segments

	Total Sales			Pretax Earnings			Identifiable Assets			Capital Expenditures			Depreciation And Amortization
	2005	2004	2003	2005	2004	2003	2005	2004	2003	2005	2004	2003	2005	2004	2003
(in millions)
Scientific Instruments	$633	$585	$552	$51	$54	$52	$501	$437	$402	$17	$14	$19	$18	$13	$12
Vacuum Technologies	140	139	117	25	23	13	55	59	56	3	4	2	4	4	4

Total industry segments	773	724	669	76	77	65	556	496	458	20	18	21	22	17	16
General corporate	—	—	—	(16)	(10)	(11)	240	242	188	5	2	5	2	2	2
Interest income	—	—	—	5	3	1	—	—	—	—	—	—	—	—	—
Interest expense	—	—	—	(2)	(2)	(2)	—	—	—	—	—	—	—	—	—

Continuing operations	$773	$724	$669	$63	$68	$53	796	738	646	$25	$20	$26	$24	$19	$18

Discontinued operations (Note 3)							—	93	91

Total							$796	$831	$737

Geographic Information

	Sales to Unaffiliated Customers (1)			Intergeographic Sales to Affiliates			Total Sales			Pretax Earnings			Identifiable Assets
	2005	2004	2003	2005	2004	2003	2005	2004	2003	2005	2004	2003	2005	2004	2003
(in millions)
United States	$306	$302	$300	$100	$271	$251	$406	$573	$551	$23	$22	$20	$330	$387	$376
International	467	422	369	325	133	108	792	555	477	65	64	51	221	199	173

Total geographic segments	773	724	669	425	404	359	1,198	1,128	1,028	88	86	71	551	586	549
Eliminations, corporate and other	—	—	—	(425)	(404)	(359)	(425)	(404)	(359)	(25)	(18)	(18)	245	245	188

Total company	$773	$724	$669	$—	$—	$—	$773	$724	$669	$63	$68	$53	$796	$831	$737

	Long-Lived Assets (2)
	2005	2004	2003
(in millions)
United States	$69	$84	$81
Italy	14	15	14
Other international	27	25	27

Total company	$110	$124	$122

(1)	Sales to unaffiliated customers are generally reported based on the geographic location of the customer. No single customer accounted for more than 10% of sales in any of the fiscal years presented.
(2)	Excludes goodwill, intangible assets and long-term deferred tax assets.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 18.    Subsequent Events

Acquisition of PL International Limited.    On November 8, 2005, the Company acquired PL International Limited (“Polymer Labs”) for approximately $42.0 million in cash (net of acquired cash), subject to certain net asset adjustments. Under the terms of the acquisition, the Company might make additional purchase price payments of up to $23.0 million over a three-year period, depending on the performance of the Polymer Labs business relative to certain financial targets. Polymer Labs designs, develops, manufactures, markets, sells and services consumable products and instrumentation for advanced polymer analysis, including columns, standards and specialist chromatography systems dedicated to gel permeation chromatography (“GPC”) analysis, and systems for process monitoring of polymeric materials. Polymer Labs became part of the Scientific Instruments segment.

The Company will complete its initial allocation of the purchase price paid for Polymer Labs following the completion of the closing balance sheet, a valuation of acquired intangible assets and certain other matters. This is expected to occur by the end of the first quarter of fiscal year 2006.

Stock Repurchase Program.    On November 9, 2005, the Company’s Board of Directors approved a stock repurchase program under which the Company is authorized to utilize up to $100 million to repurchase shares of its common stock. This repurchase program is effective until September 30, 2007.

SCHEDULE II

VARIAN, INC. AND SUBSIDIARY COMPANIES

VALUATION AND QUALIFYING ACCOUNTS

for fiscal years 2005, 2004 and 2003

(In thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions		Balance at End of Period
			Description	Amount
Allowance for Doubtful Accounts Receivable:
Fiscal year 2005	$1,916	$276	Write-offs & adjustments	$402	$1,790

Fiscal year 2004	$2,010	$318	Write-offs & adjustments	$412	$1,916

Fiscal year 2003	$2,286	$295	Write-offs & adjustments	$571	$2,010

VARIAN, INC. AND SUBSIDIARY COMPANIES

Quarterly Consolidated Financial Data (Unaudited)

Sale of Electronics Manufacturing Business and Discontinued Operations.    During the second quarter of fiscal year 2005, the Company sold the business formerly operated as its Electronics Manufacturing segment to Jabil Circuit, Inc. In connection with the sale, the Company determined that this business should be accounted for as discontinued operations in accordance with accounting principles generally accepted in the U.S. Consequently, the results of operations of the Electronics Manufacturing business have been excluded from the Company’s results from continuing operations for all periods presented and have instead been presented on a discontinued operations basis.

Amounts for each quarterly period in fiscal years 2005 and 2004 follow:

	Fiscal Year 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(in millions, except per share amounts)
Sales	$190.9	$197.0	$186.8	$198.1

Gross profit	$81.5	$84.9	$84.5	$89.6

Earnings from continuing operations	$11.7	$9.8	$10.6	$14.6
Earnings from discontinued operations	$3.2	$72.1	$4.0	$—

Net earnings	$14.9	$81.9	$14.6	$14.6

Net earnings per basic share
Continuing operations	$0.34	$0.28	$0.32	$0.46
Discontinued operations	$0.09	$2.07	$0.11	$—

Net earnings	$0.43	$2.35	$0.43	$0.46

Net earnings per diluted share
Continuing operations	$0.33	$0.28	$0.31	$0.46
Discontinued operations	$0.09	$2.01	$0.12	$—

Net earnings	$0.42	$2.29	$0.43	$0.46

	Fiscal Year 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(in millions, except per share amounts)
Sales	$165.4	$188.4	$183.9	$186.7

Gross profit	$73.2	$83.0	$81.1	$83.8

Earnings from continuing operations	$10.1	$11.8	$11.0	$12.4
Earnings from discontinued operations	$3.5	$2.9	$4.4	$3.4

Net earnings	$13.6	$14.7	$15.4	$15.8

Net earnings per basic share
Continuing operations	$0.29	$0.34	$0.32	$0.36
Discontinued operations	$0.10	$0.08	$0.12	$0.10

Net earnings	$0.39	$0.42	$0.44	$0.46

Net earnings per diluted share
Continuing operations	$0.28	$0.33	$0.31	$0.35
Discontinued operations	$0.10	$0.08	$0.12	$0.09

Net earnings	$0.38	$0.41	$0.43	$0.44

Net earnings per share for the four quarters of each fiscal year may not sum to the total for the fiscal year because of the different number of shares outstanding during each period.