Form 10-Q
period 2005-12-30
VARIAN INC
filed 2006-02-08
CIK 1079028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2005

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

(650) 213-8000

(Telephone Number)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding as of February 3, 2006 was 31,105,024.

VARIAN, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 30, 2005

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

VARIAN, INC. AND SUBSIDIARY COMPANIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

(In thousands, except per share amounts)

	Fiscal Quarter Ended
	December 30, 2005	December 31, 2004
Sales
Products	$163,708	$164,646
Services	32,029	26,295

Total sales	195,737	190,941

Cost of sales
Products	89,572	95,384
Services	19,220	14,034

Total cost of sales (1)	108,792	109,418

Gross profit	86,945	81,523
Operating expenses
Selling, general and administrative (1)	57,600	54,761
Research and development (1)	13,939	12,840
Purchased in-process research and development	756	700

Total operating expenses	72,295	68,301

Operating earnings	14,650	13,222
Interest income (expense)
Interest income	1,095	959
Interest expense	(537)	(571)

Total interest income (expense), net	558	388

Earnings from continuing operations before income taxes	15,208	13,610
Income tax expense	5,549	1,866

Earnings from continuing operations	9,659	11,744

Discontinued operations (Note 5)
Earnings from operations of disposed Electronics Manufacturing business, net of taxes	—	3,194

Net earnings	$9,659	$14,938

Net earnings per basic share:
Continuing operations	$0.31	$0.34
Discontinued operations	—	0.09

Net earnings	$0.31	$0.43

Net earnings per diluted share:
Continuing operations	$0.30	$0.33
Discontinued operations	—	0.09

Net earnings	$0.30	$0.42

Shares used in per share calculations:
Basic	31,112	34,965

Diluted	31,713	35,704

(1) Includes the following amounts of share-based compensation expense:
Cost of sales	$90	$—
Selling, general and administrative	1,773	40
Research and development	106	—

Total	$1,969	$40

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

VARIAN, INC. AND SUBSIDIARY COMPANIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands, except par value amounts)

	December 30, 2005	September 30, 2005
ASSETS

Current assets
Cash and cash equivalents	$146,689	$188,494
Accounts receivable, net	145,786	154,525
Inventories	121,627	114,427
Deferred taxes	27,031	26,842
Prepaid expense and other current assets	18,410	21,744

Total current assets	459,543	506,032
Property, plant and equipment, net	104,590	102,290
Goodwill	174,015	149,934
Intangible assets, net	36,106	28,245
Other assets	9,993	9,494

Total assets	$784,247	$795,995

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current portion of long-term debt	$2,500	$2,500
Accounts payable	64,640	61,435
Deferred profit	12,284	11,587
Accrued liabilities	149,001	165,626

Total current liabilities	228,425	241,148
Long-term debt	26,250	27,500
Deferred taxes	9,354	5,888
Other liabilities	20,800	21,937

Total liabilities	284,829	296,473

Commitments and contingencies (Notes 7, 8, 10, 11, 12, 13 and 14)

Stockholders’ equity
Preferred stock—par value $0.01, authorized—1,000 shares; issued—none	—	—
Common stock—par value $0.01, authorized—99,000 shares; issued and outstanding—31,044 shares at December 30, 2005 and 31,016 shares at September 30, 2005	292,317	282,923
Retained earnings	200,126	202,318
Accumulated other comprehensive income	6,975	14,281

Total stockholders’ equity	499,418	499,522

Total liabilities and stockholders’ equity	$784,247	$795,995

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

VARIAN, INC. AND SUBSIDIARY COMPANIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Fiscal Quarter Ended
	December 30, 2005	December 31, 2004
Cash flows from operating activities
Net earnings	$9,659	$14,938
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	6,344	7,204
Loss on disposition of property, plant and equipment	89	69
Purchased in-process research and development	756	700
Share-based compensation expense	1,969	40
Tax benefit from stock option exercises	1,856	900
Excess tax benefit from share-based compensation expense	(1,799)	—
Deferred taxes	(645)	(3,000)
Changes in assets and liabilities, excluding effects of acquisitions and divestitures:
Accounts receivable, net	11,497	21,914
Inventories	(3,628)	(337)
Prepaid expenses and other current assets	1,804	(206)
Other assets	(27)	(610)
Accounts payable	3,849	(8,856)
Deferred profit	1,431	(520)
Accrued liabilities	(13,412)	(6,982)
Other liabilities	1,047	(416)

Net cash provided by operating activities	20,790	24,838

Cash flows from investing activities
Proceeds from sale of property, plant and equipment	463	77
Purchase of property, plant and equipment	(4,074)	(6,517)
Purchase of businesses, net of cash acquired	(51,304)	(25,198)
Proceeds from sale of short-term investments	—	15,000
Purchase of short-term investments	—	(10,000)

Net cash used in investing activities	(54,915)	(26,638)

Cash flows from financing activities
Repayment of debt	(1,250)	(1,250)
Repurchase of common stock	(15,262)	—
Issuance of common stock	8,976	3,796
Excess tax benefit from share-based compensation expense	1,799	—
Transfers to Varian Medical Systems, Inc.	(131)	(406)

Net cash (used in) provided by financing activities	(5,868)	2,140

Effects of exchange rate changes on cash and cash equivalents	(1,812)	9,218

Net (decrease) increase in cash and cash equivalents	(41,805)	9,558
Cash and cash equivalents at beginning of period	188,494	159,982

Cash and cash equivalents at end of period	$146,689	$169,540

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Unaudited Interim Condensed Consolidated Financial Statements

These unaudited interim condensed consolidated financial statements of Varian, Inc. and its subsidiary companies (collectively, the “Company”) have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The September 30, 2005 balance sheet data was derived from audited financial statements, but does not include all disclosures required in audited financial statements by U.S. GAAP. These unaudited interim condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005 filed with the SEC. In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. The results of operations for the fiscal quarter ended December 30, 2005 are not necessarily indicative of the results to be expected for a full year or for any other periods.

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

Note 2.    Description of Business and Basis of Presentation

The Company designs, develops, manufactures, markets, sells and services scientific instruments (including related software, consumable products, accessories and services) and vacuum products (and related accessories and services). These businesses primarily serve life science, industrial, academic and research customers.

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

As described more fully in Note 5, the Company sold its Electronics Manufacturing business during the second quarter of fiscal year 2005. In connection with the sale, the Company determined that this business should be accounted for as discontinued operations under U.S. GAAP. Consequently, the results of operations of the Electronics Manufacturing business have been excluded from the Company’s results from continuing operations for all periods presented and have instead been presented on a discontinued operations basis.

Note 3.    Summary of Significant Accounting Policies

Fiscal Periods. The Company’s fiscal years reported are the 52- or 53-week periods ending on the Friday nearest September 30. Fiscal year 2006 will comprise the 52-week period ending September 29, 2006, and fiscal year 2005 was comprised of the 52-week period ended September 30, 2005. The fiscal quarters ended December 30, 2005 and December 31, 2004 each comprised 13 weeks.

Stockholders’ Equity. Certain revisions have been made to the components of stockholders’ equity at September 30, 2005 to conform to the current-year presentation. These revisions, which increased common stock and decreased retained earnings by $176.7 million, had no impact on the Company’s results of operations, total stockholders’ equity or cash flows.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive Income. A summary of the components of the Company’s comprehensive income follows:

	Fiscal Quarter Ended
	December 30, 2005	December 31, 2004
(in thousands)
Net earnings	$9,659	$14,938
Other comprehensive income:
Currency translation adjustment	(7,306)	20,317
Minimum pension liability adjustment, net of tax of $478 in the fiscal quarter ended December 31, 2004	—	1,116

Total other comprehensive income	(7,306)	21,433

Total comprehensive income	$2,353	$36,371

Share-Based Compensation. Effective October 1, 2005, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. (“SFAS”) 123(R), Share-Based Payment, which establishes the accounting for share-based awards and the inclusion of their fair value in net earnings in the respective periods the awards were earned. Prior to adoption of SFAS 123(R), the Company applied the intrinsic value method as prescribed by Accounting Principles Board Opinion No. (“APB”) 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee stock compensation plans and provided the required pro forma disclosures of SFAS 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.

The following table provides the net earnings and net earnings per share for the first quarter of fiscal year 2005, as if the Company had elected to recognize compensation cost based on the fair value of options granted under its Omnibus Stock Plan and shares issued under its Employee Stock Purchase Plan (“ESPP”) as prescribed by SFAS 123:

Fiscal Quarter Ended December 31, 2004
(in thousands, except per share amounts)
Net earnings:
As reported	$14,938
Add: Share-based compensation expense included in reported net earnings, net of related tax effects	25
Deduct: Total share-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(1,255)

Pro forma	$13,708

Net earnings per share:
Basic – as reported	$0.43

Basic – pro forma	$0.39

Diluted – as reported	$0.42

Diluted – pro forma	$0.38

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4.    Share-Based Compensation

The Company elected to adopt SFAS 123(R) using the modified prospective application method. Accordingly, during the first quarter of fiscal year 2006, the Company recorded share-based compensation cost that would have been recognized had the fair value method been applied since the effective date of SFAS 123, and prior year periods have not been restated. The effect on net earnings and net earnings per share for the first quarter of fiscal year 2006 is as follows:

Fiscal Quarter Ended December 30, 2005
(in thousands, except per share amounts)
Share-based compensation expense by award type:
Employee stock options	$1,580
Employee stock purchase plan	261
Restricted stock (Note 15)	128 (1)

Total share-based compensation	1,969
Tax effect on share-based compensation	(714)

Effect on net earnings	$1,255

Effect of excess tax benefits from share-based compensation expense on:
Cash flows from operating activities	$(1,799)

Cash flows from financing activities	$1,799

Effect on net earnings per share:
Basic	$0.04

Diluted	$0.04

(1)	This expense would also have been recorded under the provisions of APB 25.

As of October 1, 2005, the Company had an unrecorded deferred share-based compensation balance related to stock options of $7.4 million before estimated forfeitures. In the Company’s pro forma disclosures prior to the adoption of SFAS 123(R), the Company accounted for forfeitures when they actually occurred. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. Under SFAS 123 (R), the Company estimated that $0.7 million of the unrecorded deferred share-based compensation amount as of October 1, 2005, will not be recognized due to forfeiture.

During the first quarter of fiscal year 2006, the Company granted 478,000 stock options with an estimated total grant-date fair value of $6.6 million. Of this amount, the Company estimated that the amount of unrecorded deferred share-based compensation relating to awards not expected to vest due to forfeiture was $1.0 million.

As of December 30, 2005, the unrecorded deferred share-based compensation balance related to stock options was $10.7 million and will be recognized using the straight-line attribution method over an estimated weighted-average amortization period of 2.2 years.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Share-based compensation expense recorded during the first quarter of fiscal year 2006 has been included in the Company’s unaudited condensed consolidated statement of earnings as follows:

Fiscal Quarter Ended December 30, 2005
(in thousands)
Cost of sales	$90
Selling, general and administrative	1,773
Research and development	106

Total	$1,969

Capitalizable share-based compensation expense relating to inventory or deferred cost of sales (a component of deferred profit) was not significant at December 30, 2005.

Valuation Assumptions

The Company estimates the fair value of employee stock options and ESPP using a Black-Scholes option-pricing model, consistent with the provisions of SFAS 123(R), SEC Staff Accounting Bulletin No. (“SAB”) 107, Share-Based Payment, and the Company’s prior period pro forma disclosures of net earnings, including share-based compensation (determined under a fair value method as prescribed by SFAS 123). The fair value of each option grant and each share issuance under the ESPP were estimated on the date of grant using the Black-Scholes model using the following weighted-average assumptions:

	Fiscal Quarter Ended
	December 30, 2005	December 31, 2004
Employee stock options:
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	4.5%	3.6%
Expected volatility	30%	40%
Expected life (in years)	4.5	4.1

Employee stock purchases:
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	3.5%	2.0%
Expected volatility	30%	40%
Expected life (in years)	0.3	0.4

Option-pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The expected stock price volatility assumption was determined using a combination of historical and implied volatility of the Company’s common stock. Prior to the adoption of SFAS 123(R), the Company used only historical volatility in deriving its expected volatility assumption. The Company believes that using a combination of historical and implied volatility is more reflective of current market conditions and a better indicator of expected future volatility.

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

The Company has determined that the disposed Electronics Manufacturing Business should be accounted for as discontinued operations in accordance with SFAS 144, Accounting for the Disposal of or Impairment of Long-Lived Assets, and Emerging Issues Task Force (“EITF”) Issue No. 03-13, Applying the Conditions in Paragraph 42 of SFAS 144 in Determining Whether to Report Discontinued Operations. Consequently, the results of operations of the Electronics Manufacturing Business have been excluded from the Company’s results from continuing operations for all periods presented and have instead been presented on a discontinued operations basis.

Sales by the disposed Electronics Manufacturing Business and the components of earnings from discontinued operations for the fiscal quarters ended December 30, 2005 and December 31, 2004 are presented below:

	Fiscal Quarter Ended
	December 30, 2005	December 31, 2004
(in thousands)
Sales	$—	$44,917

Earnings from operations of disposed Electronics Manufacturing Business	$—	$5,133
Income tax expense	—	(1,939)

Earnings from discontinued operations, net of taxes	$—	$3,194

Note 6.    Balance Sheet Detail

	December 31, 2005	September 30, 2005
(In thousands)
Inventories
Raw materials and parts	$59,418	$53,625
Work in process	15,451	17,618
Finished goods	46,758	43,184

	$121,627	$114,427

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

From time to time, the Company also enters into foreign exchange forward contracts to minimize the impact of foreign currency fluctuations on forecasted transactions. These contracts are designated as cash flow hedges under SFAS 133. At December 30, 2005, there were no outstanding foreign exchange forward contracts designated as cash flow hedges of forecasted transactions. During the fiscal quarter ended December 30, 2005, no foreign exchange gains or losses from hedge ineffectiveness were recognized.

The Company’s foreign exchange forward contracts generally range from one to 12 months in original maturity. A summary of all foreign exchange forward contracts that were outstanding as of December 30, 2005 follows:

	Notional Value Sold	Notional Value Purchased
(in thousands)
Euro	$—	$34,207
British pound	19,198	—
Australian dollar	—	16,762
Canadian dollar	8,260	—
Japanese yen	3,574	—
Danish krona	1,240	—
Swiss franc	—	898

	$32,272	$51,867

Note 8.	Acquisitions

PL International Limited. In November 2005, the Company acquired PL International Limited (“Polymer Labs”) for $44.1 million in cash (net of acquired cash). Under the terms of the acquisition, the Company might make additional purchase price payments of up to $23.0 million over a three-year period, depending on the performance of the Polymer Labs business relative to certain financial targets. Polymer Labs designs, develops, manufactures, markets, sells and services consumable products and instrumentation for advanced polymer analysis, including columns, standards and specialist chromatography systems dedicated to gel permeation chromatography (“GPC”) analysis, and systems for process monitoring of polymeric materials. Polymer Labs became part of the Scientific Instruments segment.

Of the total purchase price of $44.1 million, $41.6 million was paid at the closing of the acquisition and $1.7 million was paid in the second quarter of fiscal year 2006 to settle a net asset adjustment based on the closing balance sheet. The remainder of $0.8 million relates to transaction costs.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has completed a preliminary allocation of the purchase price paid for the Polymer Labs acquisition to the estimated fair value of assets acquired and liabilities assumed as follows:

Amount Allocated
(in millions)
Accounts receivable	$4.1
Inventories	4.7
Deferred tax assets	0.3
Property, plant and equipment	3.9
Goodwill	23.4
Identified intangible assets	10.7

Total assets acquired	47.1
Liabilities assumed	(3.8)

Net assets acquired	43.3
Purchased in-process research and development	0.8

Total consideration	$44.1

The amounts allocated to identified intangible assets are based upon a preliminary analysis which utilized the income approach and the royalty savings approach to determine the fair value of significant identified intangible assets acquired in the transaction. The identified intangible assets are being amortized using the straight-line method over their respective estimated useful lives (weighted average of 4.8 years). The amount allocated to in-process research and development (which was immediately expensed) related to new products that were in the research and development stage at the time of the acquisition. A risk-adjusted discount rate of 14.5% was applied to cash flow projections to determine the present value of the different intangible assets including the in-process research and development.

The Polymer Labs acquisition was accounted for using the purchase method of accounting. Accordingly, the unaudited condensed consolidated statement of earnings for the first quarter of fiscal year 2006 includes the results of operations of Polymer Labs since the effective date of its purchase. Pro forma sales, earnings from operations, net earnings and net earnings per share have not been presented because the effect of this acquisition was not material.

The purchase price allocation for Polymer Labs is preliminary pending finalization of the intangible asset valuation and certain other matters, which is expected during the second quarter of fiscal year 2006. Upon completion of these matters, any necessary adjustments will be made to the preliminary purchase price allocation and will result in corresponding adjustments to goodwill.

Magnex Scientific Limited. In connection with the acquisition of Magnex Scientific Limited (“Magnex”) in November 2004, the Company accrued but did not pay $6.0 million of the purchase price, with such amount being retained to secure the sellers’ indemnification obligations. During the first quarter of fiscal year 2006, $3.0 million of this amount was paid to the sellers. As of December 30, 2005, the Company continued to retain the remaining holdback of $3.0 million, which is due to be paid (or received in the form of notes payable by the Company at the sellers’ election), net of any indemnification claims, in November 2006. In addition to this retained payment, the Company may become obligated to pay up to a maximum of $6.0 million in contingent purchase price consideration that can be earned by the Magnex sellers over a three-year period ending in November 2007, depending on the performance of the Magnex business relative to certain financial targets. Of this amount, $1.0 million was accrued as of December 30, 2005 for targets met for the first annual period.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Bear Instruments, Inc. The Company may become obligated to pay up to $8.8 million in contingent consideration related to the acquisition of Bear Instruments, Inc. that can be earned if acquired product lines reach specific financial performance targets through March 2006.

Note 9.	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for each of the Company’s reporting segments in the first quarter of fiscal year 2006 were as follows:

	Scientific Instruments	Vacuum Technologies	Total Company
(in thousands)
Balance as of September 30, 2005	$148,968	$966	$149,934
Fiscal year 2006 acquisition (Note 8)	23,431	—	23,431
Contingent payment on prior year acquisition	1,000		1,000
Foreign currency impacts and other adjustments	(350)	—	(350)

Balance as of December 30, 2005	$173,049	$966	$174,015

The following intangible assets have been recorded and are being amortized by the Company:

	December 30, 2005
	Gross	Accumulated Amortization	Net
(in thousands)
Intangible assets
Existing technology	$15,054	$(4,766)	$10,288
Patents and core technology	23,093	(4,659)	18,434
Trade names and trademarks	2,419	(1,001)	1,418
Customer lists	9,305	(4,541)	4,764
Other	2,750	(1,548)	1,202

Total	$52,621	$(16,515)	$36,106

	September 30, 2005
	Gross	Accumulated Amortization	Net
(in thousands)
Intangible assets
Existing technology	$10,172	$(4,398)	$5,774
Patents and core technology	18,474	(3,517)	14,957
Trade names and trademarks	2,176	(922)	1,254
Customer lists	9,305	(3,984)	5,321
Other	2,424	(1,485)	939

Total	$42,551	$(14,306)	$28,245

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization expense relating to intangible assets was $1.8 million and $1.5 million during the fiscal quarters ended December 30, 2005 and December 31, 2004, respectively. At December 30, 2005, estimated amortization expense for the remainder of fiscal year 2006 and for each of the five succeeding fiscal years and thereafter follows:

Estimated Amortization Expense
(in thousands)
Nine months ending September 29, 2006	$5,595
Fiscal year 2007	6,909
Fiscal year 2008	6,084
Fiscal year 2009	5,094
Fiscal year 2010	4,770
Fiscal year 2011	2,178
Thereafter	5,476

Total	$36,106

Note 10.	Restructuring Activities

Summary of Restructuring Plans. During fiscal years 2005, 2004 and 2003, the Company committed to several restructuring plans in order to adjust its organizational structure, improve operational efficiencies and eliminate redundant or excess costs resulting from acquisitions or dispositions during those periods.

The following table sets forth changes in the Company’s restructuring liability relating to the foregoing plans during the first quarter of fiscal year 2006:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at September 30, 2005	$1,002	$1,692	$2,694
Cash payments	(432)	(158)	(590)
Foreign currency impacts and other adjustments	(6)	197	191

Balance at December 30, 2005	$564	$1,731	$2,295

Under these restructuring plans, the Company has incurred $15.3 million in restructuring expense and $3.2 million in other costs which related primarily to employee retention and relocation costs and accelerated depreciation of assets disposed of upon the closure of facilities.

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

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth changes in the Company’s restructuring liability during the first quarter of fiscal year 2006 in connection with this plan:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at September 30, 2005	$82	$1,153	$1,235
Cash payments	—	(104)	(104)
Foreign currency impacts and other adjustments	(3)	197	194

Balance at December 30, 2005	$79	$1,246	$1,325

The Company incurred $0.1 million in other costs relating directly to this restructuring plan during the first quarter of fiscal year 2006. This amount was comprised of employee retention and relocation costs, which will be settled in cash. Since the inception of this plan, the Company has recorded $1.8 million in related restructuring expense and $0.5 million of other related costs.

During the third quarter of fiscal year 2005, the Company committed to a separate plan to reorganize, consolidate and eliminate certain activities. This plan was undertaken due to the divestiture of the Company’s Electronics Manufacturing Business, the result of which was that the Company had lower revenues and reduced infrastructure requirements after the divestiture. Management determined that this required the Company to adjust its organization and reduce its cost structure. Costs relating to restructuring activities recorded under this plan have been included in selling, general and administrative expenses.

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

The following table sets forth changes in the Company’s restructuring liability during the first quarter of fiscal year 2006 in connection with this plan:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at September 30, 2005	$844	$—	$844
Cash payments	(432)	—	(432)
Foreign currency impacts and other adjustments	2	—	2

Balance at December 30, 2005	$414	$—	$414

This amount will be settled in cash. Since the inception of this plan, the Company has recorded $3.4 million in related restructuring expense and $0.4 million of other related costs.

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

The following table sets forth changes in the Company’s restructuring liability relating to the foregoing plan during the first quarter of fiscal year 2006:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at September 30, 2005	$76	$539	$615
Cash payments	—	(54)	(54)
Foreign currency impacts and other adjustments	(5)	—	(5)

Balance at December 30, 2005	$71	$485	$556

Since the inception of this plan, the Company has recorded $7.9 million in related restructuring expense and $2.3 million of other related costs.

Note 11.    Warranty and Indemnification Obligations

Product Warranties. The Company’s products are generally subject to warranties. Liabilities for the estimated future costs of repair or replacement are established and charged to cost of sales at the time the related sale is recognized. The amount of liability to be recorded is based on management’s best estimates of future warranty costs after considering historical and projected product failure rates and product repair costs. Changes in the Company’s estimated liability for product warranty during the fiscal quarters ended December 30, 2005 and December 31, 2004 follow:

	Fiscal Quarter Ended
	December 30, 2005	December 31, 2004
(in thousands)
Beginning balance	$10,723	$10,475
Charges to costs and expenses	1,147	2,496
Warranty expenditures	(1,127)	(1,865)
Acquired warranty liabilities	—	1,742

Ending balance	$10,743	$12,848

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

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12.    Debt and Credit Facilities

Credit Facilities. As of December 30, 2005, the Company and its subsidiaries had a total of $68.5 million in uncommitted and unsecured credit facilities for working capital purposes with interest rates to be established at the time of borrowing. No borrowings were outstanding under these credit facilities as of December 30, 2005. Of the $68.5 million in uncommitted and unsecured credit facilities, a total of $41.9 million was limited for use by, or in favor of, certain subsidiaries at December 30, 2005, and a total of $15.0 million of this $41.9 million was being utilized in the form of bank guarantees and short-term standby letters of credit. These guarantees and letters of credit related primarily to advance payments and deposits made to the Company’s subsidiaries by customers for which separate liabilities were recorded in the unaudited condensed consolidated financial statements at December 30, 2005. No amounts had been drawn by beneficiaries under these or any other outstanding guarantees or letters of credit as of that date.

Long-term Debt. As of December 30, 2005, the Company had $28.8 million in term loans outstanding, compared to $30.0 million at September 30, 2005. As of both December 30, 2005 and September 30, 2005, fixed interest rates on the term loans ranged from 6.7% to 7.2%. The weighted-average interest rate on the term loans was 6.8% at both December 30, 2005 and September 30, 2005. The term loans contain certain covenants that limit future borrowings and the payment of cash dividends and require the maintenance of certain levels of working capital and operating results. The Company was in compliance with all restrictive covenants of the term loan agreements at December 30, 2005.

The following table summarizes future principal payments on borrowings under long-term debt outstanding as of December 30, 2005:

	Nine Months Ending Sept. 29, 2006	Fiscal Years
		2007	2008	2009	2010	2011	Thereafter	Total
(in thousands)
Long-term debt (including current portion)	$1,250	$2,500	$6,250	$—	$6,250	$—	$12,500	$28,750

Note 13.    Defined Benefit Retirement Plans

Net Periodic Pension Cost. The components of net periodic pension cost relating to the Company’s defined benefit retirement plans follow:

	Fiscal Quarter Ended
	December 30, 2005	December 31, 2004
(in thousands)
Service cost	$329	$289
Interest cost	527	810
Expected return on plan assets	(419)	(806)
Amortization of prior service cost and actuarial gains and losses	129	50
Settlement loss	—	1,477

Net periodic pension cost	$566	$1,820

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Defined Benefit Pension Plan Settlement. During the first quarter of fiscal year 2005, the Company settled a defined benefit pension plan in Australia, which resulted in a settlement loss of $1.5 million. This loss offset a net curtailment gain of $1.2 million relating to this pension plan recorded in the third and fourth quarters of fiscal year 2004.

Employer Contributions. During the fiscal quarter ended December 30, 2005, the Company made contributions totaling $0.3 million to its defined benefit pension plans. The Company currently anticipates contributing an additional $1.2 million to these plans in fiscal year 2006.

Note 14.    Contingencies

Environmental Matters. The Company’s operations are subject to various federal, state and local laws in the U.S. as well as laws in other countries regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. These regulations increase the costs and potential liabilities of the Company’s operations. However, the Company does not currently anticipate that its compliance with these regulations will have a material effect on the Company’s capital expenditures, earnings, or competitive position

The Company and VSEA are each obligated (under the terms of the Distribution described in Note 1) to indemnify VMS for one-third of certain costs (after adjusting for any insurance proceeds and tax benefits recognized or realized by VMS for such costs) relating to environmental matters. In that regard, VMS has been named by the U.S. Environmental Protection Agency or third parties as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, at nine sites where VAI is alleged to have shipped manufacturing waste for recycling, treatment, or disposal. In addition, VMS is overseeing and, as applicable, reimbursing third parties for environmental investigation, monitoring and/or remediation activities, in most cases under the direction of, or in consultation with, federal, state and/or local agencies in the U.S. at certain current VMS or former VAI facilities. The Company and VSEA are each obligated to indemnify VMS for one-third of these environmental investigation, monitoring and/or remediation costs (after adjusting for any insurance proceeds and taxes).

For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further environmental-related activities or to estimate the future costs of such activities if undertaken. As of December 30, 2005, it was nonetheless estimated that the Company’s share of the future exposure for environmental-related costs for these sites and facilities ranged in the aggregate from $1.3 million to $2.5 million (without discounting to present value). The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 14 years as of December 30, 2005. No amount in the foregoing range of estimated future costs is believed to be more probable of being incurred than any other amount in such range and the Company therefore had an accrual of $1.3 million as of December 30, 2005.

As to certain sites and facilities, sufficient knowledge has been gained to be able to better estimate the scope and certain costs of future environmental-related activities. As of December 30, 2005, it was estimated that the Company’s share of the future exposure for these environmental-related costs for these sites and facilities ranged in the aggregate from $3.6 million to $16.0 million (without discounting to present value). The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 30 years as of December 30, 2005. As to each of these sites and facilities, it was determined that a particular amount within the range of certain estimated costs was a better estimate of the future environmental-related cost than any other amount within the range and that the amount and timing of these future costs were reliably determinable. Together, these amounts totaled $6.5 million at December 30, 2005. The Company therefore had an accrual of $4.4 million as of December 30, 2005, which represents the best estimate of its share of these future environmental-related costs discounted at 4%, net of inflation. This accrual is in addition to the $1.3 million described in the preceding paragraph.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

An insurance company has agreed to pay a portion of certain of VAI’s (now VMS’) future environmental-related costs for which the Company has an indemnification obligation and the Company therefore has a long-term receivable of $1.1 million (discounted at 4%, net of inflation) in other assets as of December 30, 2005, for the Company’s share of such recovery. The Company has not reduced any environmental-related liability in anticipation of recoveries from third parties.

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

Note 15.	Common Stock

Restricted (Nonvested) Stock. In November 2005 and November 2004, the Company granted under its Omnibus Stock Plan 27,500 shares and 24,850 shares, respectively, of restricted (nonvested) common stock to its executive officers. These shares, which were issued upon grant, remain restricted for three years from the grant date and will vest only if the employee is still actively employed by the Company on the vesting date. The restricted stock granted during the first quarters of fiscal year 2006 and 2005, had an aggregate value of $1.2 million and $0.9 million, respectively, representing the fair market value of the restricted shares on the dates of grant. These amounts are being recognized by the Company as share-based compensation expense ratably over their respective three-year vesting periods. During the fiscal quarters ended December 30, 2005 and December 31, 2004, the Company recognized $128,000 and $40,000, respectively, in share-based compensation expense relating to these restricted stock grants.

Stock Repurchase Program. In November 2005, the Company’s Board of Directors approved a stock repurchase program under which the Company is authorized to utilize up to $100 million to repurchase shares of its common stock. This repurchase program is effective through September 30, 2007. During the first quarter of fiscal year 2006, the Company repurchased and retired 361,000 shares under this authorization at an aggregate cost of $15.2 million. As of December 30, 2005, the Company had remaining authorization to repurchase $84.8 million of its common stock under this program.

Employee Stock Purchase Plan. Beginning in October 2005, the Company reduced the length of each offering period under its ESPP from six months to three months.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 16.	Income Taxes

The effective income tax rate was 36.5% for the first quarter of fiscal year 2006, compared to 13.7% for the first quarter of fiscal year 2005. These effective tax rates were impacted by in-process research and development charges of $0.8 million and $0.7 million, respectively. In addition, the tax rate for the first quarter of fiscal year 2005 reflects a discrete one-time reduction of income tax expense of $3.0 million, which resulted from a change in the treatment of foreign tax credits under new U.S tax law enacted during that quarter.

Note 17.	Net Earnings Per Share

Basic earnings per share are calculated based on net earnings and the weighted-average number of shares of common stock outstanding during the reported period. Diluted earnings per share is calculated by increasing the weighted-average number of common shares outstanding during the period by the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. The dilutive effect of potential common stock (including outstanding stock options, ESPP shares, non-employee director stock units and restricted stock) is reflected in diluted earnings per share by application of the treasury stock method, which includes consideration of stock-based compensation as required by SFAS 123(R) in the first quarter of fiscal year 2006.

For the fiscal quarters ended December 30, 2005 and December 31, 2004, options to purchase 636,000 and 618,000 shares, respectively, were excluded from the calculation of diluted earnings per share as their effect was anti-dilutive.

A reconciliation of weighted-average basic shares outstanding to weighted-average diluted shares outstanding follows:

	Fiscal Quarter Ended
	December 30, 2005	December 31, 2004
(in thousands)
Weighted-average basic shares outstanding	31,112	34,965
Net effect of dilutive potential common stock	601	739

Weighted-average diluted shares outstanding	31,713	35,704

Note 18.	Industry Segments

The Company’s operations are grouped into two business segments: Scientific Instruments and Vacuum Technologies. The Scientific Instruments segment designs, develops, manufactures, markets, sells and services equipment and related software, consumable products, accessories and services for a broad range of life science and industrial applications requiring identification, quantification and analysis of the composition or structure of liquids, solids or gases. The Vacuum Technologies segment designs, develops, manufactures, markets, sells and services vacuum products and related accessories and services used to create, contain, control, measure and test vacuum environments in a broad range of life science and industrial applications requiring ultra-clean or high-vacuum environments. These segments were determined in accordance with SFAS 131, Disclosures about Segments of an Enterprise and Related Information.

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

	Sales		Pretax Earnings
	Fiscal Quarter Ended		Fiscal Quarter Ended
	December 30, 2005	December 31, 2004	December 30, 2005	December 31, 2004
(in millions)
Scientific Instruments	$161.3	$156.0	$12.6	$11.2
Vacuum Technologies	34.4	34.9	6.1	6.1

Total industry segments	195.7	190.9	18.7	17.3
General corporate	—	—	(4.1)	(4.1)
Interest income	—	—	1.1	1.0
Interest expense	—	—	(0.5)	(0.6)

Total	$195.7	$190.9	$15.2	$13.6

Note 19.	Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company’s adoption of SFAS 151 in the first quarter of fiscal year 2006 did not have a material impact on its financial condition or results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution Regarding Forward-Looking Statements

Throughout this Report, and particularly in this Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations, there are forward-looking statements that are based upon our current expectations, estimates, and projections, and that reflect our beliefs and assumptions based upon information available to us at the date of this Report. In some cases, you can identify these statements by words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” and other similar terms. These forward-looking statements include those relating to the timing and amount of anticipated restructuring costs and related costs savings, our current expectations relating to our effective income tax rate and anticipated capital expenditures.

We caution investors that forward-looking statements are only predictions, based upon our current expectations about future events. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict. Our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements. Some of the important factors that could cause our results to differ are discussed in Item 1A—Risk Factors in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005. We encourage you to read that section carefully.

Other risks and uncertainties that could cause actual results to differ materially from those in our forward-looking statements include, but are not limited to, the following: whether we will succeed in new product development, release, commercialization, performance and acceptance; whether we can achieve continued growth in sales in both life science and industrial applications; risks arising from the timing of shipments, installations and the recognition of revenues on certain magnetic resonance (“MR”) products, including nuclear magnetic resonance (“NMR”) and MR imaging systems and superconducting magnets; whether we can increase margins on newer MR products; the impact of shifting product mix on profit margins; competitive products and pricing; economic conditions in our product and geographic markets; whether we will see continued and timely delivery of key raw materials and components by suppliers; foreign currency fluctuations that could adversely impact revenue growth and earnings; whether we will see sustained or improved market investment in capital equipment; whether we will see reduced demand from customers that operate in cyclical industries; the impact of any delay or reduction in government funding for research; our ability to successfully integrate acquisitions; the actual cost of restructuring activities and their timing and impact on future costs; the timing and amount of discrete tax events; the timing and amount of share-based compensation expense; whether the actual cost of complying with the requirements of Section 404 of the Sarbanes-Oxley Act will exceed our current estimates; and other risks detailed from time to time in our filings with the U.S. Securities and Exchange Commission. We disclaim any intent or obligation to update publicly any forward-looking statements, whether in response to new information, future events or otherwise.

Results of Operations

Sale of Electronics Manufacturing Business and Discontinued Operations. During the second quarter of fiscal year 2005, we sold the business formerly operated as our Electronics Manufacturing segment to Jabil Circuit, Inc. In connection with the sale, we determined that this business should be accounted for as discontinued operations in accordance with accounting principles generally accepted in the United States. Consequently, the results of operations of the Electronics Manufacturing business have been excluded from our results from continuing operations for all periods presented and have instead been presented on a discontinued operations basis. Earnings from discontinued operations are discussed separately below.

First Quarter of Fiscal Year 2006 Compared to First Quarter of Fiscal Year 2005

Segment Results

Our continuing operations are grouped into two reportable business segments: Scientific Instruments and Vacuum Technologies. The following table presents comparisons of our sales and operating earnings for each of those segments and in total for the first quarters of fiscal years 2006 and 2005:

	Fiscal Quarter Ended
	December 30, 2005		December 31, 2004		Increase (Decrease)
	$	% of Sales	$	% of Sales	$	%
(dollars in millions)
Sales by Segment:
Scientific Instruments	$161.3		$156.0		$5.3	3.4%
Vacuum Technologies	34.4		34.9		(0.5)	(1.5)

Total company	$195.7		$190.9		$4.8	2.5%

Operating Earnings by Segment:
Scientific Instruments	$12.6	7.8%	$11.2	7.2%	$1.4	12.9%
Vacuum Technologies	6.1	17.7	6.1	17.6	—	—

Total segments	18.7	9.6	17.3	9.1	1.4	8.0
General corporate	(4.1)	(2.1)	(4.1)	(2.1)	—	—

Total company	$14.6	7.5%	$13.2	6.9%	$1.4	10.8%

Scientific Instruments. The increase in Scientific Instruments sales was attributable to the higher sales of many of our information rich detection products and the November 2005 acquisition of PL International Limited (“Polymer Labs”), partially offset by lower sales of certain NMR products, particularly high-field NMR systems.

Scientific Instruments operating earnings for the first quarters of fiscal years 2006 and 2005 reflect in-process research and development charges of $0.8 million and $0.7 million, respectively, acquisition-related intangible amortization of $1.8 million and $1.5 million, respectively, and amortization of $1.9 million and $1.6 million, respectively, related to inventory written up in connection with the acquisitions of Magnex Scientific Limited (“Magnex”) in November 2004 and Polymer Labs in November 2005. In addition, operating earnings for the first quarter of fiscal year 2006 include the impact of share-based compensation expense of $1.0 million as a result of our adoption of SFAS 123(R) during the quarter. Operating earnings for the first fiscal quarter of fiscal year 2005 also include restructuring and other related costs of $1.2 million. Excluding the impact of these items, the increase in operating earnings as a percentage of sales resulted primarily from a favorable shift in overall product mix toward higher margin products.

Vacuum Technologies. Vacuum Technologies sales increases in North America were more than offset by decreases in Europe during the first quarter of fiscal year 2006. Vacuum Technologies operating earnings for the first quarter of fiscal year 2006 includes the impact of share-based compensation expense of $0.3 million as a result of our adoption of SFAS 123(R) during the quarter. Excluding the impact of this amount, the increase in Vacuum Technologies operating earnings as a percentage of sales was primarily attributable to manufacturing efficiency improvements.

Consolidated Results

The following table presents comparisons of our sales and other selected consolidated financial results for the first quarters of fiscal years 2006 and 2005:

	Fiscal Quarter Ended
	December 30, 2005		December 31, 2004		Increase (Decrease)
	$	% of Sales	$	% of Sales	$	%
(dollars in millions, except per share data)
Sales	$195.7	100.0%	$190.9	100.0%	$4.8	2.5%

Gross profit	86.9	44.4	81.5	42.7	5.4	6.7

Operating expenses:
Selling, general and administrative	57.6	29.4	54.8	28.7	2.8	5.2
Research and development	13.9	7.1	12.8	6.7	1.1	8.6
Purchased in-process research and development	0.8	0.4	0.7	0.4	0.1	8.0

Total operating expenses	72.3	36.9	68.3	35.8	4.0	5.8

Operating earnings	14.6	7.5	13.2	6.9	1.4	10.8
Interest income	1.1	0.5	1.0	0.5	0.1	14.2
Interest expense	(0.5)	(0.3)	(0.6)	(0.3)	0.1	6.0
Income tax expense	(5.5)	(2.8)	(1.9)	(0.9)	(3.6)	(197.4)

Earnings from continuing operations	$9.7	4.9%	$11.7	6.2%	$(2.0)	(17.8)%

Net earnings per diluted share from continuing operations	$0.30		$0.33		$(0.3)

Sales. As discussed under the heading Segment Results above, sales by the Scientific Instruments and Vacuum Technologies segments in the first quarter of fiscal year 2006 increased (decreased) by 3.4% and (1.5%), respectively, compared to the prior-year quarter. Revenues for the prior year period do not include the revenues of Polymer Labs, which was acquired in November 2005.

Geographically, sales in North America of $81.0 million, Europe of $75.4 million, and the rest of the world of $39.3 million in the first quarter of fiscal year 2006 represented increases (decreases) of 5.6%, (2.4%), and 6.3%, respectively, compared to the first quarter of fiscal year 2005. The growth in North America resulted from higher sales across a broad range of product lines. In Europe, sales increased for many product lines and benefited from the Polymer Labs acquisition, but these increases were more than offset by lower sales of certain NMR products, particularly high-field NMR systems. The sales increase in the rest of the world was primarily driven by strong growth in Latin America.

Gross Profit. Gross profit for the first quarters of fiscal years 2006 and 2005 reflect the impact of $1.9 million and $1.6 million in amortization expense related to inventory written up in connection with the Polymer Labs and Magnex acquisitions (these amounts were included in cost of sales). In addition, gross profit for the first quarter of fiscal year 2006 reflects the impact of share-based compensation expense of $0.1 million. Excluding the impact of these items, the gross profit percentage increased compared to the first quarter of fiscal year 2005 primarily as a result of a favorable shift in overall product mix toward higher-margin products and manufacturing efficiency improvements.

Selling, General and Administrative. Selling, general and administrative expenses for the first quarter of fiscal year 2006 included $1.8 million in amortization expense relating to acquisition-related intangible assets and $1.8 million in share-based compensation expense. In comparison, selling, general and administrative expenses for the first quarter of fiscal year 2005 included $1.2 million in restructuring and other related costs, $1.5 million in acquisition-related intangible amortization and a loss of $1.5 million relating to the settlement of a defined benefit pension plan. Excluding the impact of these items, selling, general and administrative expenses were higher as a percentage of sales in the first quarter of fiscal year 2006 due to increased marketing costs for new product releases and sales commissions. In absolute dollars, the increase in selling, general and administrative expenses was also attributable to the Polymer Labs and Magnex acquisitions.

Costs of complying with the requirements of Section 404 of the Sarbanes-Oxley Act in the first quarter of fiscal year 2006 were approximately the same as the first quarter of fiscal year 2005. We currently anticipate that lower costs of complying with Section 404 will have a positive impact on selling, general and administrative expense for the remainder of fiscal year 2006 as compared to the same periods in fiscal year 2005.

Research and Development. Research and development expenses for the first quarter of fiscal year 2006 reflect the impact of share-based compensation expense of $0.1 million. The increase in research and development expenses as a percentage of sales was primarily due to our continued focus within the Scientific Instruments and Vacuum Technologies segments on new product development, with an increased emphasis on information rich detection and consumables products.

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

The following table sets forth changes in our restructuring liability during the first quarter of fiscal year 2006 in connection with this plan:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at September 30, 2005	$82	$1,153	$1,235
Cash payments	—	(104)	(104)
Foreign currency impacts and other adjustments	(3)	197	194

Balance at December 30, 2005	$79	$1,246	$1,325

We incurred $0.1 million in other costs relating directly to this restructuring plan during the first quarter of fiscal year 2006. This amount was comprised of employee relocation and retention costs, which will be settled in cash. Since the inception of this plan, we have recorded $1.8 million in related restructuring expense and $0.5 million of other related costs.

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

The following table sets forth changes in our restructuring liability during the first quarter of fiscal year 2006 in connection with this plan:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at September 30, 2005	$844	$—	$844
Cash payments	(432)	—	(432)
Foreign currency impacts and other adjustments	2	—	2

Balance at December 30, 2005	$414	$—	$414

This amount will be settled in cash. Since the inception of this plan, we have recorded $3.4 million in related restructuring expense and $0.4 million of other related costs.

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

The following table sets forth changes in our restructuring liability during the first quarter of fiscal year 2006 in connection with this plan:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at September 30, 2005	$76	$539	$615
Cash payments	—	(54)	(54)
Foreign currency impacts and other adjustments	(5)	—	(5)

Balance at December 30, 2005	$71	$485	$556

We expect to settle all remaining employee-related liabilities by the end of fiscal year 2006, while facility-related payments are currently expected to run through fiscal year 2010. The non-cash portion of restructuring costs recorded in connection with these restructuring actions was not significant, either in the aggregate or for any single fiscal period. Since the inception of this plan, we have recorded $7.9 million in related restructuring expense and $2.3 million in other related costs.

Restructuring Cost Savings. When they were initiated, each of the foregoing restructuring plans was eventually expected to result in a reduction in annual operating expenses. The following table sets forth the estimated annual cost savings for each plan as well as where those cost savings were expected to be realized:

Restructuring Plan	Estimated Annual Cost Savings
Fiscal Year 2003 Plan (Scientific Instruments resource realignment including employee terminations, sales office closures and Southern California consumable product factory consolidation)	$9.0 million - $11.0 million
Fiscal Year 2005 Plan (Scientific Instruments United Kingdom field support administration)	$0.8 million - $1.2 million
Fiscal Year 2005 Plan (Scientific Instruments and corporate administrative functions)	$4.5 million - $5.5 million

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

Income Tax Expense. The effective income tax rate was 36.5% for the first quarter of fiscal year 2006, compared to 13.7% for the first quarter of fiscal year 2005. These effective income tax rates were impacted by in-process research and development charges of $0.8 million and $0.7 million, respectively. In addition, the tax rate for the first quarter of fiscal year 2005 reflects a discrete one-time reduction of income tax expense of $3.0 million, which resulted from a change in the treatment of foreign tax credits under new U.S tax law enacted during that quarter. Excluding the impact of the in-process research and development charges and the discrete item, the effective income tax rates for the first quarters of fiscal year 2006 and 2005 were 35.0% and 34.0%, respectively.

Earnings from Continuing Operations. Earnings from continuing operations for the first quarter of fiscal year 2006 reflect the impact of $2.0 million in share-based compensation expense, $1.8 million in acquisition-related intangible amortization, $1.9 million in amortization related to inventory written up in connection with recent acquisitions and an in-process research and development charge of $0.8 million. Earnings from continuing operations for the first quarter of fiscal year 2005 reflect the impact of $1.2 million in restructuring and other related costs, $1.5 million in acquisition-related intangible amortization, $1.6 million in amortization related to inventory written up in connection with recent acquisitions, an in-process research and development charge of $0.7 million and a settlement loss of $1.5 million relating to a defined benefit pension plan in Australia. Excluding the impact of these items, the increase in earnings from continuing operations resulted primarily from improved gross profit margins and the Polymer Labs acquisition.

Earnings from Discontinued Operations. Earnings from discontinued operations for the first quarter of fiscal year 2005 include earnings of $3.2 million (net of tax) from the operations of the disposed Electronics Manufacturing business.

Critical Accounting Policies

The accounting policies that we consider to be our most critical (those that are most important to the portrayal of our financial condition and results of operations and that require our most difficult, subjective or complex judgments), the effects of those accounting policies applied and the judgments made in their application are summarized in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005. As a result of our adoption of SFAS 123(R) during the first quarter of fiscal year 2006, we also consider our accounting policy relating to share-based compensation, which is set forth in Note 4 to the Unaudited Condensed Consolidated Financial Statements and summarized below, to be critical.

Share-based Compensation. SFAS 123(R) requires the measurement and recognition of compensation expense for all share-based payment awards including employee stock options and shares issued under our employee stock purchase plan based on estimated fair values. Under SFAS 123(R), we estimate the value of share-based payments on the date of grant using the Black-Scholes model, which was also used previously for the purpose of providing pro forma financial information as required under SFAS 123. The determination of fair value of share-based payment awards on the date of grant using the Black-Scholes model is affected by our stock price as well as assumptions regarding a number of variables including the expected term of awards, expected stock price volatility and expected forfeitures.

Prior to the first quarter of fiscal year 2006, we used historical stock price volatility in preparing our pro forma information under SFAS 123. Under SFAS 123(R), we use a combination of historical and implied volatility to establish the expected volatility assumption based upon our assessment that such information is more reflective of current market conditions and a better indicator of expected future volatility. SFAS 123(R) also requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Expected forfeitures, as well as the expected term of awards, were estimated based on historical experience. Future changes in these assumptions, our stock price or certain other factors could result in changes in our share-based compensation expense in future periods.

Liquidity and Capital Resources

We generated $20.8 million of cash from operating activities in the first quarter of fiscal year 2006, which compares to $24.8 million generated in the first quarter of fiscal year 2005. Operating cash flows in the first quarter of fiscal year 2005 include cash flows provided by discontinued operations of $1.4 million. Operating cash flows in the first quarter of fiscal 2006 exclude excess tax benefits from share-based compensation expense pursuant to SFAS 123(R). Excluding these items, the negative impact of a relative decrease in accrued liabilities ($6.4 million), which was driven by higher incentive and commission payments and larger payments for professional fees (primarily related to our Sarbanes-Oxley Section 404 compliance efforts), and a relative increase in accounts receivable ($10.4 million) were offset by changes in other working capital, including a relative increase in accounts payable ($12.7 million). The relative increase in accounts receivable was due to higher cash collections in the prior year. The relative increase in accounts payable was primarily the result of the timing of vendor payments.

We used $54.9 million of cash for investing activities in the first quarter of fiscal year 2006, which compares to $26.6 million used for investing activities in the first quarter of fiscal year 2005. The increase in cash used for investing activities was primarily due to the payment of $42.4 million related to the acquisition of Polymer Labs in the first quarter of fiscal year 2006. Additional acquisition-related payments of $3.0 million and $5.9 million related to the acquisitions of Magnex and certain product lines from Digilab, LLC, respectively, were made during the first quarter of fiscal year 2006. This compares with payments made in connection with the acquisition of Magnex during the first quarter of fiscal year 2005 of $25.2 million. During the first quarter of fiscal year 2005, we generated $15.0 million from the sale of short-term investments, which was partially offset by the purchase of short-term investments of $10.0 million. No purchases or sales of short-term investments were made in first quarter of fiscal year 2006.

We used $5.9 million of cash for financing activities in the first quarter of fiscal year 2006, which compares to $2.1 million generated from financing activities in the first quarter of fiscal year 2005. The increase in cash used for financing activities was primarily due to increased expenditures to repurchase and retire common stock. We used $15.3 million to repurchase common stock in the first quarter of fiscal year 2006. No common stock was repurchased in the first quarter of fiscal year 2005. The stock repurchases in the first quarter of fiscal year 2006 were the result of a continued effort to utilize excess cash to reduce the number of outstanding common shares. These expenditures were partially offset by larger proceeds ($5.2 million) from the issuance of common stock due to higher stock option exercise volume and the inclusion of $1.8 million of excess tax benefits from share-based compensation expense pursuant to SFAS 123(R) in the first quarter of fiscal year 2006.

As of December 30, 2005, we had a total of $68.5 million in uncommitted and unsecured credit facilities for working capital purposes with interest rates to be established at the time of borrowing. No borrowings were outstanding under these credit facilities as of December 30, 2005. Of the $68.5 million in uncommitted and unsecured credit facilities, a total of $41.9 million was limited for use by, or in favor of, certain subsidiaries at December 30, 2005, and a total of $15.0 million of this $41.9 million was being utilized in the form of bank guarantees and short-term standby letters of credit. These guarantees and letters of credit related primarily to advance payments and deposits made to our subsidiaries by customers for which separate liabilities were recorded in the consolidated financial statements at December 30, 2005. No amounts had been drawn by beneficiaries under these or any other outstanding guarantees or letters of credit as of that date.

As of December 30, 2005, we had $28.8 million in term loans outstanding, compared to $30.0 million at September 30, 2005. As of both December 30, 2005 and September 30, 2005, fixed interest rates on the term loans ranged from 6.7% to 7.2%. The weighted-average interest rate on the term loans was 6.8% at both December 30, 2005 and September 30, 2005. The term loans contain certain covenants that limit future borrowings and the payment of cash dividends and require the maintenance of certain levels of working capital and operating results. We were in compliance with all restrictive covenants of the term loan agreements at December 30, 2005.

In connection with the Magnex acquisition, we have accrued but not yet paid a portion of the purchase price amounts that have been retained to secure the sellers’ indemnification obligations. As of December 30, 2005, retained amounts for the Magnex acquisition totaled $3.0 million, which is due to be paid (or received in the form of notes payable by us at the sellers’ elections), net of any indemnification claims, in November 2006.

As of December 30, 2005, up to a maximum of $37.8 million could be payable through fiscal year 2008 under other contingent consideration arrangements. Of this maximum amount, a total of $23.0 million relates to the Polymer Labs acquisition and can be earned over a three-year period ending in November 2008, depending on the performance of the Polymer Labs business relative to certain financial targets. In addition, $6.0 million relates to the Magnex acquisition and can be earned over a three-year period ending in November 2007, depending on the performance of the Magnex business relative to certain financial targets. Of this amount, $1.0 million was accrued as of December 30, 2005 for targets met for the first annual period. The balance of $8.8 million relates to the acquisition of Bear Instruments, Inc. in fiscal year 2001 and can be earned if acquired product lines reach specific financial performance targets through March 2006.

The Distribution Agreement provides that we are responsible for certain litigation to which VAI was a party, and further provides that we will indemnify VMS and VSEA for one-third of the costs, expenses, and other liabilities relating to certain discontinued, former, and corporate operations of VAI, including certain environmental liabilities (see Note 14 of the Notes to the Unaudited Condensed Consolidated Financial Statements).

As of December 30, 2005, we had cancelable commitments to contractors for capital expenditures totaling $2.5 million relating to the ongoing facility-related construction activities. In the event that these commitments are canceled for reasons other than the contractor’s default, we may be responsible for reimbursement of actual costs incurred by the contractor. We had no material non-cancelable commitments for capital expenditures as of December 30, 2005. In the aggregate, we currently anticipate that our capital expenditures will be between approximately $18 million and approximately $23 million during the remaining nine months of fiscal year 2006.

On November 9, 2005, our Board of Directors approved a stock repurchase program under which we are authorized to utilize up to $100 million to repurchase shares of common stock. This repurchase program is effective until September 30, 2007. As of December 30, 2005, we had remaining authorization to repurchase $84.8 million of our common stock under this program.

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

Contractual Obligations and Other Commercial Commitments

The following table summarizes the amount and estimated timing of future cash expenditures relating to principal payments on outstanding debt, minimum rentals due for certain facilities and other leased assets under long-term, non-cancelable operating leases, and minimum purchase commitments (net of deposits paid) under long-term, non-cancelable vendor agreements as of December 30, 2005:

	Nine Months Ending Sept. 29, 2006	Fiscal Years
		2007	2008	2009	2010	2011	Thereafter	Total
(in thousands)
Operating leases	$12,587	$5,192	$3,862	$2,992	$2,316	$1,743	$6,594	$35,286
Long-term debt (including current portion)	1,250	2,500	6,250	—	6,250	—	12,500	28,750
Purchase obligations, net of deposit paid	7,000	3,669	—	—	—	—	—	10,669

Total contractual cash obligations	$20,837	$11,361	$10,112	$2,992	$8,566	$1,743	$19,094	$74,705

In addition to the non-cancelable contractual obligations included in the above table and the cancelable commitments for capital expenditures of $2.5 million described under Liquidity and Capital Resources above, we had cancelable commitments to purchase certain superconducting magnets intended for use with NMR systems totaling $3.2 million, net of deposits paid, as of December 30, 2005. In the event that these commitments are canceled for reasons other than the supplier’s default, we may be responsible for reimbursement of actual costs incurred by the supplier.

As of December 30, 2005, we did not have any off-balance sheet commercial commitments that could result in a significant cash outflow upon the occurrence of some contingent event, except for contingent payments of up to a maximum of $37.8 million related to acquisitions as discussed under Liquidity and Capital Resources above, the specific amounts of which are not currently determinable.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Our adoption of SFAS 151 during the first quarter of fiscal year 2006 did not have a material impact on our financial condition or results of operations.

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

At December 30, 2005, there were no outstanding forward contracts designated as cash flow hedges of forecasted transactions. During the first quarter of fiscal year 2006, no foreign exchange gains or losses from cash flow hedge ineffectiveness were recognized.

Our foreign exchange forward contracts generally range from one to 12 months in original maturity. A summary of all foreign exchange forward contracts that were outstanding as of December 30, 2005 follows:

	Notional Value Sold	Notional Value Purchased
(in thousands)
Euro	$—	$34,207
British pound	19,198	—
Australian dollar	—	16,762
Canadian dollar	8,260	—
Japanese yen	3,574	—
Danish krona	1,240	—
Swiss franc	—	898

	$32,272	$51,867

Interest Rate Risk. We have no material exposure to market risk for changes in interest rates. We invest any excess cash primarily in short-term U.S. Treasury securities and money market funds, and changes in interest rates would not be material to our financial condition or results of operations. We enter into debt obligations principally to support general corporate purposes, including working capital requirements, capital expenditures, and acquisitions. At December 30, 2005, our debt obligations had fixed interest rates.

Based upon rates currently available to us for debt with similar terms and remaining maturities, the carrying amounts of long-term debt approximate their estimated fair values.

Although payments under certain of our operating leases for our facilities are tied to market indices, we are not exposed to material interest rate risk associated with our operating leases.

Debt Obligations.

Principal Amounts and Related Weighted-Average Interest Rates By Year of Maturity

	Nine Months Ending Sept. 29, 2006	Fiscal Years
		2007	2008	2009	2010	2011	Thereafter	Total
(dollars in thousands)
Long-term debt (including current portion)	$1,250	$2,500	$6,250	$—	$6,250	$—	$12,500	$28,750
Average interest rate	7.2%	7.2%	6.7%	—%	6.7%	—%	6.7%	6.8%

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

For our defined benefit pension plans, we make assumptions regarding several variables including the expected long-term rate of return on plan assets and the discount rate in order to determine defined benefit pension plan expense for the year. This expense is referred to as “net periodic pension cost.” We assess the expected long-term rate of return on plan assets and discount rate assumption for each defined benefit plan based on relevant market conditions as prescribed by SFAS 87 and make adjustments to the assumptions as appropriate. On an annual basis, we analyze the rates of return on plan assets and discount rates used, determine whether these rates are reasonable and, if necessary, adjust them. For rates of return, this analysis is based on a review of the nature of the underlying assets, the allocation of those assets and their historical performance relative to the overall markets in the countries where the related plans are effective. Historically, our assumed asset allocations have not varied significantly from the actual allocations. Discount rates are based on the prevailing market long-term interest rates in the countries where the related plans are effective. As of September 30, 2005, the estimated long-term rate of return on our defined benefit pension plan assets ranged from 0.5% to 6.5% (weighted-average of 5.2%), and the assumed discount rate for our defined benefit pension plan obligations ranged from 2.0% to 5.1% (weighted-average of 4.6%).

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

Evaluation of Disclosure Controls and Procedures. Our management evaluated, with the participation of the Chief Executive Officer and the Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Inherent Limitations on the Effectiveness of Controls. The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during our first fiscal quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1A.	Risk Factors

See Item 1A—Risk Factors presented in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Stock Repurchase Program. The following table summarizes information relating to stock repurchases by the Company during the first quarter of fiscal year 2006:

Fiscal Month	Shares Repurchased	Average Price Per Share	Total Value of Shares Repurchased as Part of Publicly Announced Plan (1)(2)	Maximum Total Value of Shares that May Yet Be Purchased Under the Plan
(In thousands, except per share amounts)
Balance – September 30, 2005				$100,000
October 1, 2005 – October 28, 2005	—	$—	$—
October 29, 2005 – November 25, 2005	118	41.97	4,970	95,030
November 26, 2005 – December 30, 2005	243	42.31	10,274	$84,756

Total shares repurchased	361	$42.20	$15,244

(1)	In November 2005, the Company’s Board of Directors approved a stock repurchase program under which the Company is authorized to utilize up to $100 million to repurchase shares of its common stock. This repurchase program is effective through September 30, 2007.
(2)	Excludes commissions on repurchases.

Item 6.	Exhibits

(a)	Exhibits.

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date	Exhibit Number	Filed Herewith
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARIAN, INC. (Registrant)

Date: February 7, 2006	By:	/s/ G. EDWARD MCCLAMMY
G. Edward McClammy
Senior Vice President, Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)