Form 10-Q
period 2006-03-31
VARIAN INC
filed 2006-05-10
CIK 1079028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

(650) 213-8000

(Telephone Number)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding as of May 4, 2006 was 30,899,180.

VARIAN, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

VARIAN, INC. AND SUBSIDIARY COMPANIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

(In thousands, except per share amounts)

	Fiscal Quarter Ended		Six Months Ended
	March 31, 2006	April 1, 2005	March 31, 2006	April 1, 2005
Sales
Products	$179,217	$170,581	$342,925	$335,227
Services	30,409	26,428	62,438	52,723

Total sales	209,626	197,009	405,363	387,950

Cost of sales
Products	96,181	97,884	186,777	194,128
Services	20,495	15,198	39,715	29,232

Total cost of sales	116,676	113,082	226,492	223,360

Gross profit	92,950	83,927	178,871	164,590

Operating expenses
Selling, general and administrative	61,347	55,583	117,923	109,484
Research and development	14,683	14,233	28,622	27,073
Purchased in-process research and development	—	—	756	700

Total operating expenses	76,030	69,816	147,301	137,257

Operating earnings	16,920	14,111	31,570	27,333

Interest income (expense)
Interest income	880	1,333	1,975	2,292
Interest expense	(504)	(558)	(1,041)	(1,129)

Total interest income (expense), net	376	775	934	1,163

Earnings from continuing operations before income taxes	17,296	14,886	32,504	28,496
Income tax expense	6,054	5,061	11,603	6,927

Earnings from continuing operations	11,242	9,825	20,901	21,569

Discontinued operations (Note 5)
Earnings from operations of disposed Electronics Manufacturing business, net of taxes	—	1,975	—	5,169
Gain on sale of Electronics Manufacturing business, net of taxes	—	70,085	—	70,085

Earnings from discontinued operations	—	72,060	—	75,254

Net earnings	$11,242	$81,885	$20,901	$96,823

Net earnings per basic share:
Continuing operations	$0.36	$0.28	$0.67	$0.62
Discontinued operations	—	2.07	—	2.15

Net earnings	$0.36	$2.35	$0.67	$2.77

Net earnings per diluted share:
Continuing operations	$0.36	$0.28	$0.66	$0.60
Discontinued operations	—	2.01	—	2.11

Net earnings	$0.36	$2.29	$0.66	$2.71

Shares used in per share calculations:
Basic	30,892	34,902	31,013	34,913

Diluted	31,412	35,687	31,649	35,673

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

VARIAN, INC. AND SUBSIDIARY COMPANIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands, except par value amounts)

	March 31, 2006	September 30, 2005
ASSETS

Current assets
Cash and cash equivalents	$116,442	$188,494
Accounts receivable, net	156,328	154,525
Inventories	134,165	114,427
Deferred taxes	25,453	26,842
Prepaid expense and other current assets	15,813	21,744

Total current assets	448,201	506,032
Property, plant and equipment, net	108,121	102,290
Goodwill	178,097	149,934
Intangible assets, net	40,038	28,245
Other assets	13,439	9,494

Total assets	$787,896	$795,995

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current portion of long-term debt	$2,500	$2,500
Accounts payable	69,633	61,435
Deferred profit	12,672	11,587
Accrued liabilities	148,367	165,626

Total current liabilities	233,172	241,148
Long-term debt	26,250	27,500
Deferred taxes	7,123	5,888
Other liabilities	20,277	21,937

Total liabilities	286,822	296,473

Commitments and contingencies (Notes 7, 8, 10, 11, 12, 13 and 14)

Stockholders’ equity
Preferred stock—par value $0.01, authorized—1,000 shares; issued—none	—	—
Common stock—par value $0.01, authorized—99,000 shares; issued and outstanding—30,717 shares at March 31, 2006 and 31,016 shares at September 30, 2005	297,031	282,923
Retained earnings	194,179	202,318
Accumulated other comprehensive income	9,864	14,281

Total stockholders’ equity	501,074	499,522

Total liabilities and stockholders’ equity	$787,896	$795,995

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

VARIAN, INC. AND SUBSIDIARY COMPANIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Six Months Ended
	March 31, 2006	April 1, 2005
Cash flows from operating activities
Net earnings	$20,901	$96,823
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gain on sale of Electronics Manufacturing business	—	(70,085)
Depreciation and amortization	12,388	14,317
Loss (gain) on disposition of property, plant and equipment	258	(44)
Purchased in-process research and development	756	700
Share-based compensation expense	4,422	265
Tax benefit from stock option exercises	3,242	3,500
Excess tax benefit from share-based compensation expense	(3,185)	—
Deferred taxes	(897)	(3,000)
Changes in assets and liabilities, excluding effects of acquisitions and divestitures:
Accounts receivable, net	2,909	15,872
Inventories	(14,937)	(802)
Prepaid expenses and other current assets	3,833	4,420
Other assets	148	(676)
Accounts payable	8,673	(7,622)
Deferred profit	530	(1,510)
Accrued liabilities	(12,641)	(21,579)
Other liabilities	(255)	(534)

Net cash provided by operating activities	26,145	30,045

Cash flows from investing activities
Proceeds from sale of property, plant and equipment	634	391
Purchase of property, plant and equipment	(7,924)	(12,611)
Purchase of businesses, net of cash acquired	(68,529)	(26,198)
Proceeds from sale of short-term investments	—	35,000
Purchase of short-term investments	—	(10,000)
Proceeds from sale of Electronics Manufacturing business, net of transaction costs and taxes	—	189,946

Net cash (used in) provided by investing activities	(75,819)	176,528

Cash flows from financing activities
Repayment of debt	(1,250)	(5,856)
Repurchase of common stock	(38,160)	(33,590)
Issuance of common stock	15,563	10,244
Excess tax benefit from share-based compensation expense	3,185	—
Transfers to Varian Medical Systems, Inc.	(236)	(621)

Net cash used in financing activities	(20,898)	(29,823)

Effect of exchange rate changes on cash and cash equivalents	(1,480)	6,184

Net (decrease) increase in cash and cash equivalents	(72,052)	182,934
Cash and cash equivalents at beginning of period	188,494	159,982

Cash and cash equivalents at end of period	$116,442	$342,916

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Unaudited Interim Condensed Consolidated Financial Statements

These unaudited interim condensed consolidated financial statements of Varian, Inc. and its subsidiary companies (collectively, the “Company”) have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The September 30, 2005 balance sheet data was derived from audited financial statements, but does not include all disclosures required in audited financial statements by U.S. GAAP. These unaudited interim condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005 filed with the SEC. In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. The results of operations for the fiscal quarter and six months ended March 31, 2006 are not necessarily indicative of the results to be expected for a full year or for any other periods.

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

Note 3.    Summary of Significant Accounting Policies

Fiscal Periods. The Company’s fiscal years reported are the 52- or 53-week periods ending on the Friday nearest September 30. Fiscal year 2006 will comprise the 52-week period ending September 29, 2006, and fiscal year 2005 was comprised of the 52-week period ended September 30, 2005. The fiscal quarters and six months ended March 31, 2006 and April 1, 2005 each comprised 13 weeks and 26 weeks, respectively.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible Assets. In order to conform to the current-year presentation, cost of sales for the fiscal quarter and six months ended April 1, 2005 have been revised to include amortization expense relating to certain acquisition-related intangible assets (acquired patents and core technology and existing technology) that had previously been included in selling, general and administrative expenses. Amortization expense relating to these intangible assets was $1.1 million and $2.1 million in the fiscal quarter and six months ended March 31, 2006, respectively, and $1.0 million and $1.9 million in the fiscal quarter and six months ended April 1, 2005, respectively.

Stockholders’ Equity. In order to conform to the current-year presentation, the balances of common stock and retained earnings as of September 30, 2005 have been revised to include a portion of the cost of common stock repurchased and retired prior to that date as a reduction of retained earnings. Previously, the entire cost of repurchased and retired common stock had been recorded as a reduction in the carrying value of common stock. This revision, which increased common stock and decreased retained earnings by $176.7 million as of September 30, 2005, had no impact on the Company’s results of operations, total stockholders’ equity or cash flows.

Comprehensive Income. A summary of the components of the Company’s comprehensive income follows:

	Fiscal Quarter Ended		Six Months Ended
	March 31, 2006	April 1, 2005	March 31, 2006	April 1, 2005
(in thousands)
Net earnings	$11,242	$81,885	$20,901	$96,823
Other comprehensive income:
Currency translation adjustment	2,889	(7,330)	(4,417)	12,987
Minimum pension liability adjustment, net of tax of $478 in the six months ended April 1, 2005	—	—	—	1,116

Total other comprehensive income	2,889	(7,330)	(4,417)	14,103

Total comprehensive income	$14,131	$74,555	$16,484	$110,926

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

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides the earnings and earnings per share from continuing operations for the fiscal quarter and six months ended April 1, 2005, as if the Company had elected to recognize compensation cost based on the fair value of options granted under its Omnibus Stock Plan (“OSP”) and shares issued under its Employee Stock Purchase Plan (“ESPP”) as prescribed by SFAS 123:

	Fiscal Quarter Ended April 1, 2005	Six Months Ended April 1, 2005
(in thousands, except per share amounts)
Earnings from continuing operations:
As reported	$9,825	$21,569
Add: Share-based compensation expense included in reported net earnings, net of related tax effects	139	164
Deduct: Total share-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(1,974)	(3,237)

Pro forma	$7,990	$18,496

Earnings per share from continuing operations:
Basic – as reported	$0.28	$0.62

Basic – pro forma	$0.23	$0.53

Diluted – as reported	$0.28	$0.60

Diluted – pro forma	$0.22	$0.52

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4.    Share-Based Compensation

The Company elected to adopt SFAS 123(R) using the modified prospective application method. Accordingly, during the fiscal quarter and six months ended March 31, 2006, the Company recorded share-based compensation cost that would have been recognized had the fair value method been applied since the effective date of SFAS 123, and prior-year periods have not been restated. The effect on net earnings, net earnings per share and cash flows from operating activities and financing activities for the fiscal quarter and six months ended March 31, 2006 was as follows:

	Fiscal Quarter Ended March 31, 2006		Six Months Ended March 31, 2006
(in thousands, except per share amounts)
Share-based compensation expense by award type:
Employee stock options	$(1,955)		$(3,535)
Employee stock purchase plan	(176)		(437)
Restricted (nonvested) stock	(172	)(1)	(300	)(1)
Non-employee director stock units	(150	)(1)	(150	)(1)

Total share-based compensation	(2,453)		(4,422)
Tax effect on share-based compensation	858		1,572

Effect on net earnings	$(1,595)		$(2,850)

Effect on net earnings per share:
Basic	$(0.05)		$(0.09)

Diluted	$(0.05)		$(0.09)

Effect of excess tax benefits from share-based compensation expense on:
Cash flows from operating activities	$(1,386)		$(3,185)

Cash flows from financing activities	$1,386		$3,185

(1)	This expense would also have been recorded under the provisions of APB 25.

As of October 1, 2005, the Company had an unrecorded deferred share-based compensation balance related to stock options of $6.7 million after estimated forfeitures. In the Company’s pro forma disclosures prior to the adoption of SFAS 123(R), the Company accounted for forfeitures upon occurrence. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates.

During the six months ended March 31, 2006, the Company granted 532,950 stock options with a weighted-average grant-date fair value of $13.69. The total grant-date fair value of these options after estimated forfeitures was $6.2 million.

As of March 31, 2006, the unrecorded deferred share-based compensation balance related to stock options was $9.1 million. This amount will be recognized as expense using the straight-line attribution method over an estimated weighted-average amortization period of 1.9 years.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Share-based compensation expenses recorded during the fiscal quarter and six months ended March 31, 2006 have been included in the Company’s unaudited condensed consolidated statement of earnings as follows:

	Fiscal Quarter Ended March 31, 2006	Six Months Ended March 31, 2006
(in thousands)
Cost of sales	$(108)	$(197)
Selling, general and administrative	(2,190)	(3,963)
Research and development	(155)	(262)

Total	$(2,453)	$(4,422)

Capitalizable share-based compensation expense relating to inventory or deferred cost of sales (a component of deferred profit) was not significant at March 31, 2006.

Valuation Assumptions

The Company estimates the fair value of employee stock options granted under the OSP and shares issued under the ESPP using a Black-Scholes option-pricing model, consistent with the provisions of SFAS 123(R), SEC Staff Accounting Bulletin No. (“SAB”) 107, Share-Based Payment, and the Company’s prior-period pro forma disclosures of net earnings, including share-based compensation (determined under a fair value method as prescribed by SFAS 123). The fair value of each option grant and each share issuance under the ESPP were estimated on the date of grant using the Black-Scholes model using the following weighted-average assumptions:

	Fiscal Quarter Ended		Six Months Ended
	March 31, 2006	April 1, 2005	March 31, 2006	April 1, 2005
Employee stock options:
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	4.5%	3.6%	4.5%	3.6%
Expected price volatility	30%	40%	30%	40%
Expected life (in years)	4.5	4.1	4.5	4.1

Employee stock purchases:
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	3.5%	2.0%	3.5%	2.0%
Expected price volatility	30%	40%	30%	40%
Expected life (in years)	0.3	0.5	0.3	0.4

Option-pricing models require the input of highly subjective assumptions, including the option’s expected life and the expected price volatility of the underlying stock. The expected stock price volatility assumption was determined using a combination of historical and implied volatility of the Company’s common stock, with implied volatility based on the implied volatility of publicly traded options on the Company’s common stock. Prior to the adoption of SFAS 123(R), the Company used only historical volatility in deriving its expected volatility assumption. The Company believes that using a combination of historical and implied volatility is more reflective of current market conditions and a better indicator of expected future volatility.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Omnibus Stock Plan

Effective April 2, 1999, the Company adopted the OSP under which shares of common stock can be issued to officers, directors, consultants and key employees. The maximum number of shares of the Company’s common stock available for awards under the OSP was initially 4,200,000 plus 4,512,000 shares granted in substitution for other options in connection with the Distribution (described in Note 2). During fiscal year 2002, the Company’s stockholders approved an amendment of the OSP to increase the number of shares of common stock reserved for issuance under the OSP by 1,000,000. During fiscal year 2005, the Company’s stockholders approved an amendment of the OSP to increase the number of shares of common stock reserved for issuance under the OSP by an additional 5,000,000.

The OSP is administered by the Compensation Committee of the Company’s Board of Directors. The exercise price for stock options granted under the OSP may not be less than 100% of the fair market value at the date of the grant. Options granted are exercisable at the times and on the terms established by the Compensation Committee, but not later than ten years after the date of grant. Options granted generally become exercisable in cumulative installments of one-third each year commencing one year following the date of grant.

At March 31, 2006, options with respect to 4,819,000 shares were available for grant under the OSP.

Option Activity Under the OSP

	Shares (in thousands)	Weighted- Average Exercise Price
Outstanding at October 3, 2003	4,429	$20.65
Granted	567	$38.76
Exercised	(1,310)	$14.46
Cancelled or expired	(46)	$33.10

Outstanding at October 1, 2004	3,640	$25.54
Granted	512	$36.66
Exercised	(806)	$18.01
Cancelled or expired	(100)	$37.21

Outstanding at September 30, 2005	3,246	$28.80
Granted	533	$41.82
Exercised	(558)	$24.45
Cancelled or expired	(25)	$37.80

Outstanding at March 31, 2006	3,196	$31.66

The intrinsic value of the options exercised during the six months ended March 31, 2006 was $8.5 million.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Outstanding and Exercisable Options at March 31, 2006

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
	(in thousands)	(in years)		(in thousands)
$8.25–$11.84	397	2.8	$9.71	397	$9.71
$11.84–$27.57	462	4.3	$22.77	462	$22.77
$27.57–$35.50	808	5.6	$33.03	795	$33.03
$35.50–$54.94	1,529	6.8	$39.33	601	$38.46

Total	3,196	5.6	$31.66	2,255	$28.27

Restricted (Nonvested) Stock. In November 2005 and November 2004, the Company granted under the OSP 27,500 shares and 24,850 shares, respectively, of restricted (nonvested) common stock to its executive officers. These shares, which were issued upon grant, remain restricted for three years from the grant date and will vest only if the employee is still actively employed by the Company on the vesting date. The restricted stock granted during the first quarters of fiscal year 2006 and 2005 had an aggregate value of $1.2 million and $0.9 million, respectively, representing the fair market value of the restricted shares on the dates of grant. These amounts are being recognized by the Company as share-based compensation expense ratably over their respective three-year vesting periods. During the fiscal quarter and six months ended March 31, 2006, the Company recognized $172,000 and $300,000, respectively, in share-based compensation expense relating to restricted stock grants. During the fiscal quarter and six months ended April 1, 2005, the Company recognized $75,000 and $115,000, respectively, in share-based compensation expense relating to restricted stock grants. The following table summarizes the activity of restricted (nonvested) stock for the periods indicated:

	Shares (in thousands)	Weighted- Average Grant Date Fair Value
Nonvested at October 1, 2004	—	—
Granted	25	$36.18

Nonvested at September 30, 2005	25	$36.18
Granted	27	$42.51

Nonvested at March 31, 2006	52	$39.51

As of March 31, 2006, there was $1.5 million of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the OSP. That expense is expected to be recognized over a weighted-average period of 1.2 years.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Non-Employee Director Stock Units. Under the terms of the OSP, on the first business day following each annual meeting of the Company’s stockholders, each person then serving as a non-employee director is automatically granted stock units having an initial value of $25,000, which vest upon the director’s termination of service as a director and are paid out as soon as possible thereafter. Under the terms of the Stock Unit Agreement, the stock units will be paid out in shares. Each non-employee director who holds stock units will not have rights as a stockholder with respect to the shares issuable under those stock units until such shares are paid out. The stock units are not transferable, except to the non-employee director’s designated beneficiary or estate in the event of his or her death. During both the fiscal quarter ended March 31, 2006 and the fiscal quarter ended April 1, 2005, the Company granted stock units with an aggregate value of $150,000 to the non-employee members of its Board of Directors (of which there were six) and recognized the total value of $150,000 as stock-based compensation expense in each of those respective periods.

Employee Stock Purchase Plan. During fiscal year 2000, the Company’s Board of Directors approved the ESPP for which the Company set aside 1,200,000 shares of common stock for issuance. In February 2003, the Company’s stockholders approved the ESPP. Under the ESPP, eligible Company employees may set aside, through payroll deductions, between 1% and 10% of eligible compensation for purchases of the Company’s common stock. The participants’ purchase price is the lower of 85% of the stock’s market value on the enrollment date or 85% of the stock’s market value on the purchase date. Initially, enrollment dates occurred every six months and purchase dates occurred each quarter. Beginning in October 2005, the Company reduced the length of each offering period under its ESPP from six months to three months.

During fiscal years 2005 and 2004 employees purchased approximately 119,000 shares for $3.9 million and 137,000 shares for $3.9 million, respectively. During the six months ended March 31, 2006, employees purchased approximately 65,000 shares for $1.9 million. As of March 31, 2006, a total of approximately 413,000 shares remained available for issuance under the ESPP.

Note 5.    Sale of Electronics Manufacturing Business and Discontinued Operations

In February 2005, the Company and Jabil Circuit, Inc. (“Jabil”) entered into an Asset Purchase Agreement (the “Purchase Agreement”) providing for the sale of substantially all of the assets and liabilities of the Company’s Electronics Manufacturing segment (the “Electronics Manufacturing Business”) to Jabil for $195.0 million in cash, subject to a post-closing working capital adjustment, which was subsequently settled during the third quarter of fiscal year 2005 and resulted in the receipt of $6.6 million in additional purchase price by the Company. In March 2005, the Company completed the sale of the Electronics Manufacturing Business (the “Closing”) and transferred substantially all of the assets and certain liabilities and obligations of the Electronics Manufacturing Business to Jabil. In addition, effective as of the Closing, the Company and Jabil entered into a four-year Supply Agreement pursuant to which Jabil will continue to supply certain products to the Company that were manufactured by the Electronics Manufacturing Business for the Company as of the Closing.

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

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Sales by the disposed Electronics Manufacturing Business and the components of earnings from discontinued operations for the fiscal quarters and six months ended March 31, 2006 and April 1, 2005 are presented below:

	Fiscal Quarter Ended		Six Months Ended
	March 31, 2006	April 1, 2005	March 31, 2006	April 1, 2005
(in thousands)
Sales	$—	$35,327	$—	$80,245

Earnings from operations of disposed Electronics Manufacturing Business	$—	$3,202	$—	$8,337
Income tax expense	—	(1,227)	—	(3,168)

Earnings from operations of disposed Electronics Manufacturing Business, net of taxes	—	1,975	—	5,169
Gain on sale of Electronics Manufacturing Business, net of taxes of $42,955 in the fiscal quarter and six months ended April 1, 2005	—	70,085	—	70,085

Earnings from discontinued operations	$—	$72,060	$—	$75,254

The following table presents the calculation of the gain on the sale of the Electronics Manufacturing Business recorded by the Company during the second quarter of fiscal year 2005:

(in thousands)
Proceeds from sale	$195,000
Transaction costs	(5,054)

Net proceeds	189,946
Net assets sold	(76,906)

Gain on sale before income taxes	113,040
Income tax expense	(42,955)

Gain on sale, net of taxes	$70,085

Note 6.    Balance Sheet Detail

	March 31, 2006	September 30, 2005
(In thousands)
Inventories
Raw materials and parts	$62,566	$53,625
Work in process	21,744	17,618
Finished goods	49,855	43,184

	$134,165	$114,427

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7.    Forward Exchange Contracts

The Company enters into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations on assets and liabilities denominated in non-functional currencies. These contracts are accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. Gains and losses on these contracts were substantially offset by transaction losses and gains on the underlying balances being hedged. During the fiscal quarter and six months ended March 31, 2006, net foreign currency losses relating to these arrangements were $0.1 million and $0.2 million, respectively. During the fiscal quarter and six months ended April 1, 2005, net foreign currency losses relating to these arrangements were $0.4 million and $0.3 million, respectively. These amounts were recorded in selling, general and administrative expenses.

From time to time, the Company also enters into foreign exchange forward contracts to minimize the impact of foreign currency fluctuations on forecasted transactions. These contracts are designated as cash flow hedges under SFAS 133. At March 31, 2006, there were no outstanding foreign exchange forward contracts designated as cash flow hedges of forecasted transactions. During the fiscal quarters and six months ended March 31, 2006 and April 1, 2005, no foreign exchange gains or losses from hedge ineffectiveness were recognized.

The Company’s foreign exchange forward contracts generally range from one to 12 months in original maturity. A summary of all foreign exchange forward contracts that were outstanding as of March 31, 2006 follows:

	Notional Value Sold	Notional Value Purchased
(in thousands)
Euro	$—	$46,066
Australian dollar	—	25,884
British pound	24,240	—
Japanese yen	8,901	—
Canadian dollar	7,450	—
Danish krona	1,292	—
Swiss franc	—	1,136

	$41,883	$73,086

Note 8.    Acquisitions

IonSpec Corporation. In February 2006, the Company acquired IonSpec Corporation (“IonSpec”) for $15.9 million in cash and assumed debt. Under the terms of the acquisition, the Company may become obligated to make additional purchase price payments of up to $14.0 million over a three-year period, depending on the performance of the IonSpec business relative to certain financial targets. IonSpec designs, develops, manufactures, markets, sells and services Fourier Transform mass spectrometry products for life science applications. IonSpec became part of the Scientific Instruments segment.

Of the total purchase price of $15.9 million, $14.5 million (including $1.9 million to pay down assumed debt) was paid at the closing of the acquisition. The remaining $1.4 million was retained by the Company and will be settled (net of any indemnification claims) in two equal installments in February 2007 and February 2008.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has completed a preliminary allocation of the purchase price paid for the IonSpec acquisition to the estimated fair value of assets acquired and liabilities assumed as follows:

Amount Allocated
(in millions)
Accounts receivable	$1.3
Inventories	1.4
Deferred tax assets	0.5
Property, plant and equipment	4.1
Goodwill	5.2
Identified intangible assets	5.6

Total assets acquired	18.1
Liabilities assumed	(2.2)

Total consideration	$15.9

The purchase price allocation for IonSpec is preliminary pending finalization of an intangible asset valuation and certain other matters, which are expected to be completed during the third quarter of fiscal year 2006. Upon completion of these matters, any necessary adjustments will be made to the preliminary purchase price allocation and will result in corresponding adjustments to goodwill.

PL International Limited. In November 2005, the Company acquired PL International Limited (“Polymer Labs”) for $44.1 million in cash (net of acquired cash). Under the terms of the acquisition, the Company may become obligated to make additional purchase price payments of up to $23.0 million over a three-year period, depending on the performance of the Polymer Labs business relative to certain financial targets. Polymer Labs designs, develops, manufactures, markets, sells and services consumable products and instrumentation for advanced polymer analysis, including columns, standards and specialist chromatography systems dedicated to gel permeation chromatography (“GPC”) analysis, and systems for process monitoring of polymeric materials. Polymer Labs became part of the Scientific Instruments segment.

Of the total purchase price of $44.1 million, $41.6 million was paid at the closing of the acquisition and $1.7 million was paid in the second quarter of fiscal year 2006 to settle a net asset adjustment based on Polymer Labs’ balance sheet as of the date of completion of the acquisition. The remaining $0.8 million relates to transaction costs.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has allocated the purchase price paid for the Polymer Labs acquisition to the estimated fair value of assets acquired and liabilities assumed as follows:

Amount Allocated
(in millions)
Accounts receivable	$4.1
Inventories	4.7
Deferred tax assets	(0.6)
Property, plant and equipment	3.9
Goodwill	24.7
Identified intangible assets	10.7

Total assets acquired	47.5
Liabilities assumed	(4.2)

Net assets acquired	43.3
Purchased in-process research and development	0.8

Total consideration	$44.1

The amounts allocated to identified intangible assets are based upon an analysis which utilized the income approach and the royalty savings approach to determine the fair value of significant identified intangible assets acquired in the transaction. The identified intangible assets are being amortized using the straight-line method over their respective estimated useful lives (weighted average of 4.8 years). The amount allocated to in-process research and development (which was immediately expensed) related to new products that were in the research and development stage at the time of the acquisition. A risk-adjusted discount rate of 14.5% was applied to cash flow projections to determine the present value of the different intangible assets including the in-process research and development.

Both the IonSpec and Polymer Labs acquisitions were accounted for using the purchase method of accounting. Accordingly, the unaudited condensed consolidated statement of earnings for the second quarter and first six months of fiscal year 2006 include the results of operations of IonSpec and Polymer Labs since the completion dates of their respective purchases. Pro forma sales, earnings from operations, net earnings and net earnings per share have not been presented because the effects of these acquisitions were not material.

Magnex Scientific Limited. In connection with the acquisition of Magnex Scientific Limited (“Magnex”) in November 2004, the Company accrued but did not pay $6.0 million of the purchase price, such amount having been retained to secure the sellers’ indemnification obligations. During the first six months of fiscal year 2006, $3.0 million of this amount was paid to the sellers. As of March 31, 2006, the Company continued to retain $3.0 million, which is due to be paid (in cash or in the form of notes payable by the Company at the sellers’ election), net of any indemnification claims, in November 2006. In addition to this retained payment, the Company may become obligated to pay up to a maximum of $6.0 million in contingent purchase price consideration that can be earned by the former Magnex shareholders over a three-year period ending in November 2007, depending on the performance of the Magnex business relative to certain financial targets. Of this amount, $1.0 million was earned, recorded as additional goodwill and paid during the first six months of fiscal year 2006 for targets met for the first annual period which ended in November 2005.

Bear Instruments, Inc. During the first six months of fiscal year 2006, the Company accrued $1.4 million for the final contingent consideration payment relating to the Bear Instruments, Inc. business (acquired in fiscal year 2001). This amount, which resulted in additional goodwill relating to this acquisition when it was accrued, was paid during the third quarter of fiscal year 2006.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9.    Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for each of the Company’s reporting segments in the first six months of fiscal year 2006 were as follows:

	Scientific Instruments	Vacuum Technologies	Total Company
(in thousands)
Balance as of September 30, 2005	$148,968	$966	$149,934
Fiscal year 2006 acquisitions (Note 8)	29,946	—	29,946
Contingent payments on prior-year acquisitions	2,386		2,386
Foreign currency impacts and other adjustments	(4,169)	—	(4,169)

Balance as of March 31, 2006	$177,131	$966	$178,097

As required by SFAS 142, Goodwill and Other Intangible Assets, the Company performs an annual goodwill impairment assessment. This assessment is performed in the second quarter of each fiscal year. During the fiscal quarter ended March 31, 2006, the Company completed its annual impairment test and determined that there was no impairment of goodwill.

The following intangible assets have been recorded and are being amortized by the Company:

	March 31, 2006
	Gross	Accumulated Amortization	Net
(in thousands)
Intangible assets
Existing technology	$15,054	$(5,186)	$9,868
Patents and core technology	28,335	(4,815)	23,520
Trade names and trademarks	2,419	(1,088)	1,331
Customer lists	9,305	(5,098)	4,207
Other	2,763	(1,651)	1,112

Total	$57,876	$(17,838)	$40,038

	September 30, 2005
	Gross	Accumulated Amortization	Net
(in thousands)
Intangible assets
Existing technology	$10,172	$(4,398)	$5,774
Patents and core technology	18,474	(3,517)	14,957
Trade names and trademarks	2,176	(922)	1,254
Customer lists	9,305	(3,984)	5,321
Other	2,424	(1,485)	939

Total	$42,551	$(14,306)	$28,245

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization expense relating to intangible assets was $1.9 million and $3.7 million during the fiscal quarter and six months ended March 31, 2006, respectively. Amortization expense relating to intangible assets was $1.7 million and $3.2 million during the fiscal quarter and six months ended April 1, 2005, respectively. At March 31, 2006, estimated amortization expense for the remainder of fiscal year 2006 and for each of the five succeeding fiscal years and thereafter follows:

Estimated Amortization Expense
(in thousands)
Six months ending September 29, 2006	$3,990
Fiscal year 2007	7,387
Fiscal year 2008	6,571
Fiscal year 2009	5,592
Fiscal year 2010	5,271
Fiscal year 2011	2,708
Thereafter	8,519

Total	$40,038

Note 10.    Restructuring Activities

Summary of Restructuring Plans. During fiscal years 2005, 2004 and 2003, the Company committed to several restructuring plans in order to adjust its organizational structure, improve operational efficiencies and eliminate redundant or excess costs resulting from acquisitions or dispositions during those periods.

The following table sets forth changes in the Company’s restructuring liability relating to the foregoing plans during the first and second quarters of fiscal year 2006:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at September 30, 2005	$1,002	$1,692	$2,694
Cash payments	(432)	(158)	(590)
Foreign currency impacts and other adjustments	(6)	197	191

Balance at December 30, 2005	564	1,731	2,295
Cash payments	(170)	(184)	(354)
Foreign currency impacts and other adjustments	(5)	(1)	(6)

Balance at March 31, 2006	$389	$1,546	$1,935

Under these restructuring plans, the Company has incurred $15.3 million in restructuring expense and $3.3 million in other costs which related primarily to employee retention and relocation costs and accelerated depreciation of assets disposed of upon the closure of facilities.

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

The following table sets forth changes in the Company’s restructuring liability during the first and second quarters of fiscal year 2006 in connection with this plan:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at September 30, 2005	$82	$1,153	$1,235
Cash payments	—	(104)	(104)
Foreign currency impacts and other adjustments	(3)	197	194

Balance at December 30, 2005	79	1,246	1,325
Cash payments	(36)	(154)	(190)
Foreign currency impacts and other adjustments	4	(1)	3

Balance at March 31, 2006	$47	$1,091	$1,138

The Company incurred $0.1 million in other costs relating directly to this restructuring plan during the second quarter of fiscal year 2006. This amount was comprised of employee retention and relocation costs, which will be settled in cash. Since the inception of this plan, the Company has recorded $1.8 million in related restructuring expense and $0.6 million of other related costs.

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

Under this plan, certain administrative functions within the Company’s Corporate organization and Scientific Instruments segment were reorganized and consolidated. This involved changes in reporting structures, consolidation of certain activities and the elimination of employee positions. In addition, this plan involved the elimination of employee positions in certain other operations to reduce the Company’s cost structure. These activities were completed in the second quarter of fiscal year 2006.

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

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth changes in the Company’s restructuring liability during the first and second quarters of fiscal year 2006 in connection with this plan:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at September 30, 2005	$844	$—	$844
Cash payments	(432)	—	(432)
Foreign currency impacts and other adjustments	2	—	2

Balance at December 30, 2005	414	—	414
Cash payments	(134)	—	(134)
Foreign currency impacts and other adjustments	(10)	—	(10)

Balance at March 31, 2006	$270	$—	$270

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

The following table sets forth changes in the Company’s restructuring liability relating to the foregoing plan during the first and second quarters of fiscal year 2006:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at September 30, 2005	$76	$539	$615
Cash payments	—	(54)	(54)
Foreign currency impacts and other adjustments	(5)	—	(5)

Balance at December 30, 2005	71	485	556
Cash payments	—	(30)	(30)
Foreign currency impacts and other adjustments	1	—	1

Balance at March 31, 2006	$72	$455	$527

Since the inception of this plan, the Company has recorded $7.9 million in related restructuring expense and $2.3 million of other related costs.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11.    Warranty and Indemnification Obligations

Product Warranties. The Company’s products are generally subject to warranties. Liabilities for the estimated future costs of repair or replacement are established and charged to cost of sales at the time the related sale is recognized. The amount of liability to be recorded is based on management’s best estimates of future warranty costs after considering historical and projected product failure rates and product repair costs. Changes in the Company’s estimated liability for product warranty during the six months ended March 31, 2006 and April 1, 2005 follow:

	Six Months Ended
	March 31, 2006	April 1, 2005
(in thousands)
Beginning balance	$10,723	$10,475
Charges to costs and expenses	915	3,792
Warranty expenditures	(1,308)	(4,376)
Acquired warranty liabilities	—	1,742

Ending balance	$10,330	$11,633

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

The Company is subject to certain indemnification obligations to VMS (formerly VAI) and VSEA in connection with the Instruments business as conducted by VAI prior to the Distribution (described in Note 2). These indemnification obligations cover a variety of aspects of the Company’s business, including, but not limited to, employee, tax, intellectual property, litigation and environmental matters. The agreements containing these indemnification obligations are disclosed as exhibits to the Company’s Annual Report on Form 10-K (see Exhibits 2.1, 10.1, 10.2 and 10.3). The estimated fair value of these indemnification obligations is not considered to be material.

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

The Company’s By-Laws require it to indemnify its officers and directors, as well as those who act as directors and officers of other entities at the request of the Company, against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceedings arising out of their services to the Company. In addition, the Company has entered into separate indemnity agreements with each director and officer that provide for indemnification of these directors and officers under certain circumstances. The form of these indemnity agreements is disclosed as an exhibit to the Company’s Annual Report on Form 10-K (see Exhibit 10.6). The indemnification obligations are more fully described in these indemnity agreements and the Company’s By-Laws (see Exhibit 3.2).

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

Note 12.    Debt and Credit Facilities

Credit Facilities. As of March 31, 2006, the Company and its subsidiaries had a total of $73.1 million in uncommitted and unsecured credit facilities for working capital purposes with interest rates to be established at the time of borrowing. No borrowings were outstanding under these credit facilities as of March 31, 2006. Of the $73.1 million in uncommitted and unsecured credit facilities, a total of $45.0 million was limited for use by, or in favor of, certain subsidiaries at March 31, 2006, and a total of $12.6 million of this $45.0 million was being utilized in the form of bank guarantees and short-term standby letters of credit. These guarantees and letters of credit related primarily to advance payments and deposits made to the Company’s subsidiaries by customers for which separate liabilities were recorded in the unaudited condensed consolidated financial statements at March 31, 2006. No amounts had been drawn by beneficiaries under these or any other outstanding guarantees or letters of credit as of that date.

Long-term Debt. As of March 31, 2006, the Company had $28.8 million in term loans outstanding, compared to $30.0 million at September 30, 2005. As of both March 31, 2006 and September 30, 2005, fixed interest rates on the term loans ranged from 6.7% to 7.2%. The weighted-average interest rate on the term loans was 6.8% at both March 31, 2006 and September 30, 2005. The term loans contain certain covenants that limit future borrowings and the payment of cash dividends and require the maintenance of certain levels of working capital and operating results. The Company was in compliance with all restrictive covenants of the term loan agreements at March 31, 2006.

The following table summarizes future principal payments on borrowings under long-term debt outstanding as of March 31, 2006:

	Six Months Ending Sept. 29, 2006	Fiscal Years
		2007	2008	2009	2010	2011	Thereafter	Total
(in thousands)
Long-term debt (including current portion)	$1,250	$2,500	$6,250	$—	$6,250	$—	$12,500	$28,750

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13.    Defined Benefit Retirement Plans

Net Periodic Pension Cost. The components of net periodic pension cost relating to the Company’s defined benefit retirement plans follow:

	Fiscal Quarter Ended		Six Months Ended
	March 31, 2006	April 1, 2005	March 31, 2006	April 1, 2005
(in thousands)
Service cost	$329	$289	$658	$578
Interest cost	527	810	1,054	1,620
Expected return on plan assets	(419)	(806)	(838)	(1,612)
Amortization of prior service cost and actuarial gains and losses	129	50	258	100
Settlement loss	—	—	—	1,477

Net periodic pension cost	$566	$343	$1,132	$2,163

Defined Benefit Pension Plan Settlement. During the six months ended April 1, 2005, the Company settled a defined benefit pension plan in Australia, which resulted in a settlement loss of $1.5 million. This loss offset a net curtailment gain of $1.2 million relating to this pension plan recorded in the third and fourth quarters of fiscal year 2004.

Employer Contributions. During the six months ended March 31, 2006, the Company made contributions totaling $0.7 million to its defined benefit pension plans. The Company currently anticipates contributing an additional $0.7 million to these plans in the second half of fiscal year 2006.

Note 14.    Contingencies

Environmental Matters. The Company’s operations are subject to various federal, state and local laws in the U.S. as well as laws in other countries regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. These regulations increase the costs and potential liabilities of the Company’s operations. However, the Company does not currently anticipate that its compliance with these regulations will have a material effect on the Company’s capital expenditures, earnings, or competitive position

The Company and VSEA are each obligated (under the terms of the Distribution described in Note 2) to indemnify VMS for one-third of certain costs (after adjusting for any insurance proceeds and tax benefits recognized or realized by VMS for such costs) relating to environmental matters. In that regard, VMS has been named by the U.S. Environmental Protection Agency or third parties as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, at nine sites where VAI is alleged to have shipped manufacturing waste for recycling, treatment, or disposal. In addition, VMS is overseeing and, as applicable, reimbursing third parties for environmental investigation, monitoring and/or remediation activities, in most cases under the direction of, or in consultation with, federal, state and/or local agencies in the U.S. at certain current VMS or former VAI facilities. The Company and VSEA are each obligated to indemnify VMS for one-third of these environmental investigation, monitoring and/or remediation costs (after adjusting for any insurance proceeds and taxes).

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further environmental-related activities or to estimate the future costs of such activities if undertaken. As of March 31, 2006, it was nonetheless estimated that the Company’s share of the future exposure for environmental-related costs for these sites and facilities ranged in the aggregate from $1.3 million to $2.5 million (without discounting to present value). The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 14 years as of March 31, 2006. No amount in the foregoing range of estimated future costs is believed to be more probable of being incurred than any other amount in such range and the Company therefore had an accrual of $1.3 million as of March 31, 2006.

As to certain sites and facilities, sufficient knowledge has been gained to be able to better estimate the scope and certain costs of future environmental-related activities. As of March 31, 2006, it was estimated that the Company’s share of the future exposure for these environmental-related costs for these sites and facilities ranged in the aggregate from $3.5 million to $16.0 million (without discounting to present value). The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 30 years as of March 31, 2006. As to each of these sites and facilities, it was determined that a particular amount within the range of certain estimated costs was a better estimate of the future environmental-related cost than any other amount within the range and that the amount and timing of these future costs were reliably determinable. Together, these amounts totaled $6.5 million at March 31, 2006. The Company therefore had an accrual of $4.4 million as of March 31, 2006, which represents the best estimate of its share of these future environmental-related costs discounted at 4%, net of inflation. This accrual is in addition to the $1.3 million described in the preceding paragraph.

An insurance company has agreed to pay a portion of certain of VAI’s (now VMS’) future environmental-related costs for which the Company has an indemnification obligation and the Company therefore has a long-term receivable of $1.1 million (discounted at 4%, net of inflation) in other assets as of March 31, 2006, for the Company’s share of such recovery. The Company has not reduced any environmental-related liability in anticipation of recoveries from third parties.

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

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15.    Stock Repurchase Program

Stock Repurchase Program. In November 2005, the Company’s Board of Directors approved a stock repurchase program under which the Company is authorized to utilize up to $100 million to repurchase shares of its common stock. This repurchase program is effective through September 30, 2007. During the fiscal quarter and six months ended March 31, 2006, the Company repurchased and retired 589,000 and 950,000 shares under this authorization at an aggregate cost of $22.9 million and $38.1 million, respectively. As of March 31, 2006, the Company had remaining authorization to repurchase $61.9 million of its common stock under this program.

Note 16.    Income Taxes

The effective income tax rate was 35.0% and 35.7% for the fiscal quarter and six months ended March 31, 2006, respectively, compared to 34.0% and 24.3% for the fiscal quarter and six months ended April 1, 2005. The effective tax rates for the six months ended March 31, 2006 and April 1, 2005 were impacted by in-process research and development charges of $0.8 million and $0.7 million, respectively. In addition, the tax rate for the first six months of fiscal year 2005 reflects a discrete one-time reduction of income tax expense of $3.0 million, which resulted from a change in the treatment of foreign tax credits under new U.S. tax law enacted during that quarter.

Note 17.    Net Earnings Per Share

Basic earnings per share are calculated based on net earnings and the weighted-average number of shares of common stock outstanding during the reported period. Diluted earnings per share is calculated by increasing the weighted-average number of common shares outstanding during the period by the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. The dilutive effect of potential common stock (including outstanding stock options, ESPP shares, non-employee director stock units and restricted stock) is reflected in diluted earnings per share by application of the treasury stock method, which includes consideration of share-based compensation as required by SFAS 123(R) in the fiscal quarter and six months ended March 31, 2006.

For the fiscal quarter and six months ended March 31, 2006, options to purchase 675,000 and 659,000 shares, respectively, were excluded from the calculation of diluted earnings per share as their effect was anti-dilutive. For the fiscal quarter and six months ended April 1, 2005, options to purchase 157,000 and 199,000 shares, respectively, were excluded from the calculation of diluted earnings per share as their effect was anti-dilutive.

A reconciliation of weighted-average basic shares outstanding to weighted-average diluted shares outstanding follows:

	Fiscal Quarter Ended		Six Months Ended
	March 31, 2006	April 1, 2005	March 31, 2006	April 1, 2005
(in thousands)
Weighted-average basic shares outstanding	30,892	34,902	31,013	34,913
Net effect of dilutive potential common stock	520	785	636	760

Weighted-average diluted shares outstanding	31,412	35,687	31,649	35,673

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

	Sales		Sales
	Fiscal Quarter Ended		Six Months Ended
	March 31, 2006	April 1, 2005	March 31, 2006	April 1, 2005
(in millions)
Scientific Instruments	$171.4	$161.2	$332.7	$317.2
Vacuum Technologies	38.2	35.8	72.7	70.8

Total segment sales	$209.6	$197.0	$405.4	$388.0

	Pretax Earnings		Pretax Earnings
	Fiscal Quarter Ended		Six Months Ended
	March 31, 2006	April 1, 2005	March 31, 2006	April 1, 2005
(in millions)
Scientific Instruments	$14.0	$12.6	$26.7	$23.8
Vacuum Technologies	7.2	6.0	13.3	12.2

Total industry segments	21.2	18.6	40.0	36.0
General corporate	(4.3)	(4.5)	(8.4)	(8.6)
Interest income	0.9	1.3	2.0	2.2
Interest expense	(0.5)	(0.5)	(1.1)	(1.1)

Total pretax earnings from continuing operations	$17.3	$14.9	$32.5	$28.5

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

In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations, which clarified the guidance set forth in SFAS 143, Accounting for Asset Retirement Obligations, relating to conditional asset retirement obligations. FIN 47 requires companies to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated even though uncertainty exists about the timing and/or method of settlement. It also provides additional guidance for assessing whether sufficient information is available to make a reasonable estimate of the fair value of an asset retirement obligation. The cumulative effect (if any) of initially applying FIN 47 is to be recorded as a change in accounting principle. The Company is required to adopt FIN 47 in the fourth quarter of fiscal year 2006. The Company is currently evaluating the requirements of FIN 47 and is not yet able to determine whether its adoption will have a material impact on the Company’s financial condition or results of operations.

In November 2005, the FASB issued FASB Staff Position (“FSP”) FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which addresses the determination as to when an investment in equity securities (including cost method investments) and debt securities is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. FSP FAS 115-1 and FAS 124-1 nullifies certain requirements under EITF Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The guidance in FSP FAS 115-1 and FAS 124-1 is effective for reporting periods beginning after December 15, 2005. The Company’s adoption of FSP FAS 115-1 and FAS 124-1 in the second quarter of fiscal quarter 2006 did not have a material impact on the Company’s financial position or results of operations.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution Regarding Forward-Looking Statements

Throughout this Report, and particularly in this Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations, there are forward-looking statements that are based upon our current expectations, estimates, and projections, and that reflect our beliefs and assumptions based upon information available to us at the date of this Report. In some cases, you can identify these statements by words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” and other similar terms. These forward-looking statements include those relating to anticipated gross profit margins, the future performance of recently acquired businesses, the timing and amount of anticipated restructuring costs and related costs savings, anticipated costs of complying with the requirements of Section 404 of the Sarbanes-Oxley Act and anticipated capital expenditures.

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

Other risks and uncertainties that could cause actual results to differ materially from those in our forward-looking statements include, but are not limited to, the following: whether we will succeed in new product development, release, commercialization, performance and acceptance; whether we can achieve continued growth in sales in both life science and industrial applications; risks arising from the timing of shipments, installations and the recognition of revenues on certain magnetic resonance (“MR”) products, including nuclear magnetic resonance (“NMR”) and MR imaging systems and superconducting magnets, and on fourier-transform mass spectrometers (“FTMS”); whether we can increase margins on newer MR and FTMS products; the impact of shifting product mix on profit margins; competitive products and pricing; economic conditions in our product and geographic markets; whether we will see continued and timely delivery of key raw materials and components by suppliers; foreign currency fluctuations that could adversely impact revenue growth and earnings; whether we will see sustained or improved market investment in capital equipment; whether we will see reduced demand from customers that operate in cyclical industries; the impact of any delay or reduction in government funding for research; our ability to successfully integrate acquisitions; the actual cost of restructuring activities and their timing and impact on future costs; the timing and amount of discrete tax events; the timing and amount of share-based compensation expense; whether the actual cost of complying with the requirements of Section 404 of the Sarbanes-Oxley Act will exceed our current estimates; and other risks detailed from time to time in our filings with the U.S. Securities and Exchange Commission. We disclaim any intent or obligation to update publicly any forward-looking statements, whether in response to new information, future events or otherwise.

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

Second Quarter of Fiscal Year 2006 Compared to Second Quarter of Fiscal Year 2005

Segment Results

Our continuing operations are grouped into two reportable business segments: Scientific Instruments and Vacuum Technologies. The following table presents comparisons of our sales and operating earnings for each of those segments and in total for the second quarters of fiscal years 2006 and 2005:

	Fiscal Quarter Ended
	March 31, 2006		April 1, 2005		Increase (Decrease)
	$	% of Sales	$	% of Sales	$	%
(dollars in millions)
Sales by Segment:
Scientific Instruments	$171.4		$161.2		$10.2	6.3%
Vacuum Technologies	38.2		35.8		2.4	6.8

Total company	$209.6		$197.0		$12.6	6.4%

Operating Earnings by Segment:
Scientific Instruments	$14.0	8.2%	$12.6	7.8%	$1.4	11.1%
Vacuum Technologies	7.2	18.9	6.0	16.7	1.2	20.6

Total segments	21.2	10.1	18.6	9.4	2.6	14.1
General corporate	(4.3)	(2.0)	(4.5)	(2.3)	0.2	4.0

Total company	$16.9	8.1%	$14.1	7.2%	$2.8	19.9%

Scientific Instruments. The increase in Scientific Instruments sales was primarily attributable to higher sales volume across a broad range of mass spectrometers and other analytical instruments. In addition, PL International Limited (“Polymer Labs”), which was acquired in November 2005, accounted for $5.2 million of the sales increase compared to the second quarter of fiscal year 2005.

Scientific Instruments operating earnings for the second quarters of fiscal years 2006 and 2005 include restructuring and other related costs of $0.2 million and $1.7 million, respectively, acquisition-related intangible amortization of $1.9 million and $1.7 million, respectively, and amortization of $1.4 million and $1.6 million, respectively, related to inventory written up in connection with the acquisitions of Magnex Scientific Limited (“Magnex”) in November 2004 and Polymer Labs in November 2005. In addition, operating earnings for the second quarter of fiscal year 2006 include the impact of share-based compensation expense of $0.8 million as a result of our adoption of SFAS 123(R) during the first quarter of fiscal year 2006. Excluding the impact of these items, the decrease in operating earnings as a percentage of sales resulted primarily from integration activities related to the recent acquisitions of Polymer Labs and IonSpec Corporation (“IonSpec”). These recently acquired businesses negatively impacted the segment’s operating profit margin by approximately 40 basis points in the second quarter of fiscal year 2006. We currently expect these businesses’ results to improve in the third quarter of fiscal year 2006 and thereafter as transition impacts subside. Higher sales commissions on orders for products with higher commission rates also had an adverse impact on Scientific Instruments operating earnings during the second quarter of fiscal year 2006.

Vacuum Technologies. The Vacuum Technologies sales increase was primarily the result of higher sales volume of products, particularly turbomolecular and rotary vane pumps, for life science applications. To a lesser extent, sales into industrial applications also contributed to the increase in sales compared to the prior-year quarter. The increase in sales from these factors was offset somewhat by negative currency effects.

Vacuum Technologies operating earnings for the second quarter of fiscal year 2006 include the impact of share-based compensation expense of $0.3 million as a result of our adoption of SFAS 123(R) during the first quarter of fiscal year 2006. Excluding the impact of this amount, the increase in Vacuum Technologies operating earnings as a percentage of sales was primarily attributable to sales volume leverage (as the higher sales volume improved the absorption rate of fixed and semi-variable costs) and reduced costs resulting from the consolidation of and process improvements in the segment’s vacuum pump exchange operations.

Consolidated Results

The following table presents comparisons of our sales and other selected consolidated financial results for the second quarters of fiscal years 2006 and 2005:

	Fiscal Quarter Ended
	March 31, 2006		April 1, 2005		Increase (Decrease)
	$	% of Sales	$	% of Sales	$	%
(dollars in millions, except per share data)
Sales	$209.6	100.0%	$197.0	100.0%	$12.6	6.4%

Gross profit	93.0	44.4	83.9	43.1	9.1	10.8

Operating expenses:
Selling, general and administrative	61.3	29.3	55.6	28.7	5.7	10.4
Research and development	14.7	7.0	14.2	7.2	0.5	3.2

Total operating expenses	76.0	36.3	69.8	36.0	6.2	8.9

Operating earnings	16.9	8.1	14.1	7.2	2.8	19.9
Interest income	0.9	0.4	1.3	0.7	(0.4)	(34.0)
Interest expense	(0.5)	(0.2)	(0.5)	(0.3)	—	—
Income tax expense	(6.1)	(2.9)	(5.1)	(2.6)	(1.0)	(19.6)

Earnings from continuing operations	$11.2	5.4%	$9.8	5.0%	$1.4	14.4%

Earnings per diluted share from continuing operations	$0.36		$0.28		$0.08

Sales. As discussed under the heading Segment Results above, sales by the Scientific Instruments and Vacuum Technologies segments in the second quarter of fiscal year 2006 increased by 6.3% and 6.8%, respectively, compared to the prior-year quarter. Revenues for the second quarter of fiscal year 2005 do not include the revenues of Polymer Labs, which was acquired in November 2005 and had $5.2 million in sales in the second quarter of fiscal year 2006.

Geographically, sales into North America of $78.6 million, Europe of $77.2 million, and the rest of the world of $53.8 million in the second quarter of fiscal year 2006 represented (decreases) increases of (3.1%), 1.2%, and 35.8%, respectively, compared to the second quarter of fiscal year 2005. Polymer Labs, which was acquired in November 2005, contributed sales of $2.0 million in North America and $2.6 million in Europe during the second quarter of fiscal year 2006.

Excluding Polymer Labs, the declines in North America and Europe compared to the prior-year period were primarily the result of lower sales of certain low-volume, high-value MR products into those regions. These lower sales were largely offset by higher sales of similar products into other regions, particularly the Pacific Rim. We do not consider these geographic shifts to be indicative of any particular trend for MR products as a whole, but rather to be reflective of the variability in results that these low-volume, high-value MR products can create.

Excluding Polymer Labs’ sales and sales of these low-volume, high-value MR products, sales into North America were slightly lower and sales into Europe were slightly higher in the second quarter of fiscal year 2006.

The sales increase into the rest of the world was primarily driven by strong sales across a broad range of our information rich detection products into the Pacific Rim and Latin America.

Gross Profit. Gross profit for the second quarter of fiscal year 2006 reflects the impact of $1.1 million in amortization expense relating to acquisition-related intangible assets, $1.4 million in amortization expense related to inventory written up in connection with the Polymer Labs and Magnex acquisitions and share-based compensation expense of $0.1 million. In comparison, gross profit for the second quarter of fiscal year 2005 reflects the impact of $1.0 million in amortization expense relating to acquisition-related intangible assets and $1.6 million in amortization expense related to inventory written up in connection with the Magnex acquisition. Excluding the impact of these items, the gross profit percentage increased primarily as a result of lower sales of lower-margin high-field NMR systems in the Scientific Instrument segment, which positively impacted gross profit margins by approximately 20 basis points. Sales volume leverage and reduced costs resulting from the consolidation of and process improvements in the pump exchange operations (which in total had a positive impact of approximately 20 basis points) in our Vacuum Technologies segment also contributed to the increase in gross profit percentage. We currently expect our gross profit margins to continue at these higher levels for the remainder of fiscal year 2006.

Selling, General and Administrative. Selling, general and administrative expenses for the second quarter of fiscal year 2006 included $0.8 million in amortization expense relating to acquisition-related intangible assets, $0.2 million in restructuring and other related costs and $2.2 million in share-based compensation expense. In comparison, selling, general and administrative expenses for the second quarter of fiscal year 2005 included $1.7 million in restructuring and other related costs and $0.7 million in acquisition-related intangible amortization. Excluding the impact of these items, selling, general and administrative expenses were higher in both absolute dollars and as a percentage of sales in the second quarter of fiscal year 2006 due to integration costs related to recent acquisitions (primarily Polymer Labs) and higher marketing costs. These higher costs were partially offset by lower costs of complying with the requirements of Section 404 of the Sarbanes-Oxley Act.

Research and Development. Research and development expenses for the second quarter of fiscal year 2006 reflect the impact of share-based compensation expense of $0.2 million. Excluding this item, the increase in research and development expenses in absolute dollars resulted primarily from the acquisitions of Polymer Labs and IonSpec.

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

The following table sets forth changes in our restructuring liability during the second quarter of fiscal year 2006 in connection with this plan:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at December 30, 2005	$79	$1,246	$1,325
Cash payments	(36)	(154)	(190)
Foreign currency impacts and other adjustments	4	(1)	3

Balance at March 31, 2006	$47	$1,091	$1,138

We incurred $0.1 million in other costs relating directly to this restructuring plan during the second quarter of fiscal year 2006. This amount was comprised of employee relocation and retention costs, which will be settled in cash. Since the inception of this plan, we have recorded $1.8 million in related restructuring expense and $0.6 million of other related costs.

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

Under this plan, certain administrative functions within our Corporate organization and Scientific Instruments segment were reorganized and consolidated. This involved changes in reporting structures, consolidation of certain activities and the elimination of employee positions. In addition, this plan involved the elimination of employee positions in certain other operations to reduce our cost structure. These activities were completed in the second quarter of fiscal year 2006.

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

The following table sets forth changes in our restructuring liability during the second quarter of fiscal year 2006 in connection with this plan:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at December 30, 2005	$414	$—	$414
Cash payments	(134)	—	(134)
Foreign currency impacts and other adjustments	(10)	—	(10)

Balance at March 31, 2006	$270	$—	$270

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

The following table sets forth changes in our restructuring liability during the second quarter of fiscal year 2006 in connection with this plan:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at December 30, 2005	$71	$485	$556
Cash payments	—	(30)	(30)
Foreign currency impacts and other adjustments	1	—	1

Balance at March 31, 2006	$72	$455	$527

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

These estimated cost savings are expected to primarily impact selling, general and administrative expenses and, to a lesser extent, cost of sales. Some of these cost savings have been and will continue to be reinvested in other parts of our business, for example, as part of our continued emphasis on information rich detection and consumable products. In addition, unrelated cost increases in other areas of our operations have and could in the future offset some or all of these cost savings. Although it is difficult to quantify with any precision our actual cost savings to date from these activities, many of which are still ongoing, we currently believe that the ultimate savings realized will not differ materially from our initial estimates.

Income Tax Expense. The effective income tax rate was 35.0% for the second quarter of fiscal year 2006, compared to 34.0% for the second quarter of fiscal year 2005.

Earnings from Continuing Operations. Earnings from continuing operations for the second quarter of fiscal year 2006 reflect the impact of $2.5 million in share-based compensation expense, $1.9 million in acquisition-related intangible amortization, $0.2 million in restructuring and other related costs, and $1.4 million in amortization related to inventory written up in connection with recent acquisitions. Earnings from continuing operations for the second quarter of fiscal year 2005 reflect the impact of $1.7 million in restructuring and other related costs, $1.6 million in acquisition-related intangible amortization and $1.6 million in amortization related to inventory written up in connection with recent acquisitions. Excluding the impact of these items, the increase in earnings from continuing operations resulted primarily from higher revenues, improved gross profit margins due primarily to sales volume leverage, a mix shift toward higher-margin products and lower Sarbanes-Oxley Section 404 compliance costs. The increase from these factors was partially offset by integration costs related to recent acquisitions and higher marketing costs in the Scientific Instruments segment.

Earnings from Discontinued Operations. Earnings from discontinued operations for the second quarter of fiscal year 2005 include earnings of $2.0 million (net of tax) generated from the operations of the disposed Electronics Manufacturing business in that period prior to its sale as well as the one-time book gain of $70.1 million (net of tax) on the sale transaction.

First Six Months of Fiscal Year 2006 Compared to First Six Months of Fiscal Year 2005

Segment Results

The following table presents comparisons of our sales and operating earnings for each of those segments and in total for the first six months of fiscal years 2006 and 2005:

	Six Months Ended
	March 31, 2006		April 1, 2005		Increase (Decrease)
	$	% of Sales	$	% of Sales	$	%
(dollars in millions)
Sales by Segment:
Scientific Instruments	$332.7		$317.2		$15.5	4.9%
Vacuum Technologies	72.7		70.8		1.9	2.7

Total company	$405.4		$388.0		$17.4	4.5%

Operating Earnings by Segment:
Scientific Instruments	$26.7	8.0%	$23.8	7.5%	$2.9	11.9%
Vacuum Technologies	13.3	18.3	12.1	17.2	1.2	9.7

Total segments	40.0	9.9	35.9	9.3	4.1	11.2
General corporate	(8.4)	(2.1)	(8.6)	(2.2)	0.2	2.6

Total company	$31.6	7.8%	$27.3	7.0%	$4.3	15.5%

Scientific Instruments. The increase in Scientific Instruments sales was primarily attributable to higher sales volume across a broad range of mass spectrometers and other analytical instruments. In addition, Polymer Labs accounted for $10.8 million of the sales increase compared to the first six months of fiscal year 2005.

Scientific Instruments operating earnings for the first six months of fiscal years 2006 and 2005 reflect in-process research and development charges of $0.8 million and $0.7 million, respectively, acquisition-related intangible amortization of $3.6 million and $3.1 million, respectively, restructuring and other related costs of $0.2 million and $2.9 million, respectively, and amortization of $3.3 million and $3.2 million, respectively, related to inventory written up in connection with the acquisitions of Magnex and Polymer Labs. In addition, operating earnings for the first six months of fiscal year 2006 include the impact of share-based compensation expense of $1.8 million as a result of our adoption of SFAS 123(R) during the first quarter of fiscal year 2006. Excluding the impact of these items, the increase in operating earnings as a percentage of sales resulted primarily from sales volume leverage and lower sales of lower-margin high-field NMR systems. The positive impact of these factors was partially offset by integration activities related to the recent acquisitions of Polymer Labs and IonSpec, higher marketing costs for new product releases and sales commissions on orders for products with higher commission rates.

Vacuum Technologies. The increase in Vacuum Technologies sales was driven by higher sales volume of products, in particular turbomolecular pumps, rotary vane pumps and diffusion pumps, into both life science and industrial applications.

Vacuum Technologies operating earnings for the first six months of fiscal year 2006 includes the impact of share-based compensation expense of $0.5 million as a result of our adoption of SFAS 123(R) during the first quarter of fiscal year 2006. Excluding the impact of this amount, the increase in Vacuum Technologies operating earnings as a percentage of sales was primarily attributable to sales volume leverage and reduced costs from the consolidation of and process improvements in the segment’s vacuum pump exchange operations.

Consolidated Results

The following table presents comparisons of our sales and other selected consolidated financial results for the first six months of fiscal years 2006 and 2005:

	Six Months Ended
	March 31, 2006		April 1, 2005		Increase (Decrease)
	$	% of Sales	$	% of Sales	$	%
(dollars in millions, except per share data)
Sales	$405.4	100.0%	$388.0	100.0%	$17.4	4.5%

Gross profit	178.9	44.1	164.6	42.4	14.3	8.7

Operating expenses:
Selling, general and administrative	117.9	29.1	109.5	28.2	8.4	7.7
Research and development	28.6	7.1	27.1	7.0	1.5	5.7
Purchased in-process research and development	0.8	0.2	0.7	0.2	0.1	8.0

Total operating expenses	147.3	36.3	137.3	35.4	10.0	7.3

Operating earnings	31.6	7.8	27.3	7.0	4.3	15.5
Interest income	2.0	0.5	2.3	0.6	(0.3)	(13.8)
Interest expense	(1.1)	(0.3)	(1.1)	(0.3)	—	—
Income tax expense	(11.6)	(2.8)	(6.9)	(1.8)	(4.7)	(67.5)

Earnings from continuing operations	$20.9	5.2%	$21.6	5.6%	$(0.7)	(3.1)%

Earnings per diluted share from continuing operations	$0.66		$0.60		$0.06

Sales. As discussed under the heading Segment Results above, sales by the Scientific Instruments and Vacuum Technologies segments in the first six months of fiscal year 2006 increased by 4.9% and 2.7%, respectively, compared to the first six months of fiscal year 2005. Revenues for the first six months of fiscal year 2005 do not include the revenues of Polymer Labs, which was acquired in November 2005 and had $10.8 million in sales in the first six months of fiscal year 2006.

Geographically, sales into North America of $159.6 million, Europe of $152.7 million, and the rest of the world of $93.1 million in the first six months of fiscal year 2006 represented increases (decreases) of 1.2%, (0.6%), and 21.6%, respectively, compared to the first six months of fiscal year 2005. Sales into North America benefited from higher demand for vacuum products. The acquired Polymer Labs business also added sales of $3.9 million in North America and $6.3 million in Europe during the first six months of fiscal year 2006.

Excluding Polymer Labs, the declines in North America and Europe compared to the prior-year period were primarily the result of lower sales of certain low-volume, high-value MR products into those regions. These lower sales were largely offset by higher sales of similar products into other regions, particularly the Pacific Rim. We do not consider these geographic shifts to be indicative of any particular trend for MR products as a whole, but rather to be reflective of the variability in results that these low-volume, high-value MR products can create.

Excluding Polymer Labs’ sales and sales of these low-volume, high-value MR products, sales into North America were slightly higher and sales into Europe were slightly lower during the first six months of fiscal year 2006.

The sales increase into the rest of the world was primarily driven by strong sales across a broad range of our information rich detection products into the Pacific Rim and Latin America.

Gross Profit. Gross profit for the first six months of fiscal year 2006 reflects the impact of $2.1 million in amortization expense relating to acquisition-related intangible assets, $3.3 million in amortization expense related to inventory written up in connection with the Polymer Labs and Magnex acquisitions and share-based compensation expense of $0.2 million. In comparison, gross profit for the first six months of fiscal year 2005 reflects the impact of $1.9 million in amortization expense relating to acquisition-related intangible assets and $3.2 million in amortization expense related to inventory written up in connection with the Magnex acquisition. Excluding the impact of these items, the gross profit percentage increased primarily as a result of lower sales of lower-margin high-field NMR systems in the Scientific Instrument segment, which positively impacted gross profit margins by approximately 30 basis points. Sales volume leverage and reduced costs from the consolidation of and process improvements in the pump exchange operations (which had a positive impact of approximately 30 basis points) in our Vacuum Technologies segment also contributed to the increase in gross profit percentage.

Selling, General and Administrative. Selling, general and administrative expenses for the first six months of fiscal year 2006 included $1.6 million in amortization expense relating to acquisition-related intangible assets and $3.9 million in share-based compensation expense. In comparison, selling, general and administrative expenses for the first six months of fiscal year 2005 included $2.9 million in restructuring and other related costs, $1.3 million in acquisition-related intangible amortization and a loss of $1.5 million relating to the settlement of a defined benefit pension plan. Excluding the impact of these items, selling, general and administrative expenses were higher in absolute dollars and as a percentage of sales in the first six months of fiscal year 2006 due to integration activities related to recent acquisitions (primarily Polymer Labs) and increased marketing costs in our Scientific Instruments segment for new product releases and sales commissions. The increase due to these factors was partially offset by lower costs of complying with the requirements of Section 404 of the Sarbanes-Oxley Act, which were 0.2% of sales in the first six months of fiscal year 2006, compared to 0.5% of sales in the first six months of fiscal year 2005. For the full fiscal year 2006, we currently expect these Sarbanes-Oxley Section 404 compliance costs to be at least 30% below the approximately $5 million cost incurred in fiscal year 2005.

Research and Development. Research and development expenses for the first six months of fiscal year 2006 reflect the impact of share-based compensation expense of $0.3 million. Excluding this item, the increase in research and development expenses in absolute dollars was primarily due to our continued focus within the Scientific Instruments and Vacuum Technologies segments on new product development, with an increased emphasis on information rich detection and consumables products, as well as the acquisitions of Polymer Labs and IonSpec.

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

The following table sets forth changes in our restructuring liability during the first six months of fiscal year 2006 in connection with this plan:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at September 30, 2005	$82	$1,153	$1,235
Cash payments	(36)	(258)	(294)
Foreign currency impacts and other adjustments	1	196	197

Balance at March 31, 2006	$47	$1,091	$1,138

We incurred $0.2 million in other costs relating directly to this restructuring plan during the first six months of fiscal year 2006. This amount was comprised of employee relocation and retention costs, which will be settled in cash. Since the inception of this plan, we have recorded $1.8 million in related restructuring expense and $0.6 million of other related costs.

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

Under this plan, certain administrative functions within our Corporate organization and Scientific Instruments segment were reorganized and consolidated. This involved changes in reporting structures, consolidation of certain activities and the elimination of employee positions. In addition, this plan involved the elimination of employee positions in certain other operations to reduce our cost structure. These activities were completed in the second quarter of fiscal year 2006.

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

The following table sets forth changes in our restructuring liability during the first six months of fiscal year 2006 in connection with this plan:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at September 30, 2005	$844	$—	$844
Cash payments	(566)	—	(566)
Foreign currency impacts and other adjustments	(8)	—	(8)

Balance at March 31, 2006	$270	$—	$270

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

The following table sets forth changes in our restructuring liability during the first six months of fiscal year 2006 in connection with this plan:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at September 30, 2005	$76	$539	$615
Cash payments	—	(84)	(84)
Foreign currency impacts and other adjustments	(4)	—	(4)

Balance at March 31, 2006	$72	$455	$527

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

Income Tax Expense. The effective income tax rate was 35.7% for the first six months of fiscal year 2006, compared to 24.3% for the first six months of fiscal year 2005. These effective income tax rates were impacted by in-process research and development charges of $0.8 million and $0.7 million, respectively. In addition, the tax rate for the first six months of fiscal year 2005 reflects a discrete, one-time reduction of income tax expense of $3.0 million, which resulted from a change in the treatment of foreign tax credits under new U.S. tax law enacted during that quarter. Excluding the impact of the in-process research and development charges and the discrete item, the effective income tax rates for the first six months of fiscal years 2006 and 2005 were 35.0% and 34.0%, respectively.

Earnings from Continuing Operations. Earnings from continuing operations for the first six months of fiscal year 2006 reflect the impact of $4.4 million in share-based compensation expense, $3.6 million in acquisition-related intangible amortization, $3.3 million in amortization related to inventory written up in connection with recent acquisitions, an in-process research and development charge of $0.8 million and $0.2 million in restructuring and other related costs. Earnings from continuing operations for the first six months of fiscal year 2005 reflect the impact of $3.1 million in acquisition-related intangible amortization, $3.2 million in amortization related to inventory written up in connection with recent acquisitions, an in-process research and development charge of $0.7 million, restructuring and other related costs of $2.9 million, a settlement loss of $1.5 million relating to a defined benefit pension plan in Australia and a discrete, one-time reduction in income tax expense of $3.0 million resulting from a change in the treatment of foreign tax credits under new U.S. tax law enacted during the period. Excluding the impact of these items, the increase in earnings from continuing operations resulted primarily from improved gross profit margins due to sales volume leverage, a mix shift toward higher-margin products and lower Sarbanes-Oxley Section 404 compliance costs. The increase from these factors was partially offset by integration costs related to recent acquisitions and higher marketing costs in the Scientific Instruments segment.

Earnings from Discontinued Operations. Earnings from discontinued operations for the first six months of fiscal year 2005 include earnings of $5.2 million (net of tax) generated from the operations of the disposed Electronics Manufacturing business in that period prior to its sale as well as the one-time book gain of $70.1 million (net of tax) on the sale transaction.

Critical Accounting Policies

The accounting policies that we consider to be our most critical (those that are most important to the portrayal of our financial condition and results of operations and that require our most difficult, subjective or complex judgments), the effects of those accounting policies applied and the judgments made in their application are summarized in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005. As a result of our adoption of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. (“SFAS”) 123(R), Share-Based Payment, during the first quarter of fiscal year 2006, we also consider our accounting policy relating to share-based compensation, which is set forth in Note 4 to the Unaudited Condensed Consolidated Financial Statements and summarized below, to be critical.

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

Liquidity and Capital Resources

We generated $26.1 million of cash from operating activities in the first six months of fiscal year 2006, compared to $30.0 million generated in the first six months of fiscal year 2005. Operating cash flows in the first six months of fiscal 2006 exclude $3.2 million in excess tax benefits from share-based compensation expense pursuant to SFAS 123(R). Operating cash flows in the first six months of fiscal year 2005 include cash flows provided by discontinued operations of $1.9 million. Excluding these items, cash from operating activities did not change significantly as relative increases in accounts payable ($16.3 million) and accrued liabilities ($8.9 million) were offset by relative increases in accounts receivable ($13.0 million) and inventories ($14.1 million). The relative increase in accounts payable was primarily the result of higher inventory purchases and the timing of vendor payments, while the relative increase in accrued liabilities was driven by the timing and amount of income tax payments. With respect to accounts receivable, the relative increase was primarily due to higher sales volume, while the relative increase in inventories was primarily the result of our transition to internally sourced magnets for our MR products, new product launches and higher orders in the first six months of fiscal year 2006.

We used $75.8 million of cash for investing activities in the first six months of fiscal year 2006, which compares to $176.5 million generated from investing activities in the first six months of fiscal year 2005. The use of cash for investing activities during the first six months of fiscal year 2006 was primarily for the payment of $44.1 million and $14.5 million related to the acquisitions of Polymer Labs and IonSpec, respectively, during the period as well as contingent and retained consideration payments totaling $9.9 million relating to prior-year acquisitions. Cash provided by investing activities during the first six months of fiscal year 2005 related primarily to the pretax proceeds of $189.9 million from the sale of the Electronics Manufacturing business, partially offset by $26.2 million in payments made for the acquisition of Magnex. In addition, we generated $35.0 million from the sale of short-term investments during the first six months of fiscal year 2005, which was partially offset by the purchase of short-term investments of $10.0 million. No purchases or sales of short-term investments were made in first six months of fiscal year 2006.

We used $20.9 million of cash for financing activities in the first six months of fiscal year 2006, which compares to $29.8 million used in financing activities in the first six months of fiscal year 2005. The decrease in cash used for financing activities was primarily due to the repayment of a long-term note payable ($4.6 million) during the first six months of fiscal year 2005 and the inclusion of $3.2 million of excess tax benefits from share-based compensation expense pursuant to SFAS 123(R) in the first six months of fiscal year 2006. Higher expenditures to repurchase and retire common stock as a result of a continued effort to utilize excess cash to reduce the number of outstanding common shares were offset by larger proceeds from the issuance of common stock due to higher stock option exercise volume during the first six months of fiscal year 2006.

As of March 31, 2006, we had a total of $73.1 million in uncommitted and unsecured credit facilities for working capital purposes with interest rates to be established at the time of borrowing. No borrowings were outstanding under these credit facilities as of March 31, 2006. Of the $73.1 million in uncommitted and unsecured credit facilities, a total of $45.0 million was limited for use by, or in favor of, certain subsidiaries at March 31, 2006, and a total of $12.6 million of this $45.0 million was being utilized in the form of bank guarantees and short-term standby letters of credit. These guarantees and letters of credit related primarily to advance payments and deposits made to our subsidiaries by customers for which separate liabilities were recorded in the consolidated financial statements at March 31, 2006. No amounts had been drawn by beneficiaries under these or any other outstanding guarantees or letters of credit as of that date.

As of March 31, 2006, we had $28.8 million in term loans outstanding, compared to $30.0 million at September 30, 2005. As of both March 31, 2006 and September 30, 2005, fixed interest rates on the term loans ranged from 6.7% to 7.2%. The weighted-average interest rate on the term loans was 6.8% at both March 31, 2006 and September 30, 2005. The term loans contain certain covenants that limit future borrowings and the payment of cash dividends and require the maintenance of certain levels of working capital and operating results. We were in compliance with all restrictive covenants of the term loan agreements at March 31, 2006.

In connection with the Magnex acquisition, we have accrued but not yet paid a portion of the purchase price amounts that have been retained to secure the sellers’ indemnification obligations. As of March 31, 2006, retained amounts for the Magnex acquisition totaled $3.0 million, which is due to be paid (or received in the form of notes payable by us at the sellers’ elections), net of any indemnification claims, in November 2006.

In connection with the IonSpec acquisition, we have accrued but not yet paid a portion of the purchase price that has been retained to secure the sellers’ indemnification obligations. As of March 31, 2006, retained amounts for the IonSpec acquisition totaled $1.4 million, which is due to be paid, net of any indemnification claims, in equal installments in February 2007 and February 2008.

As of March 31, 2006, up to a maximum of $42.0 million could be payable through February 2009 under contingent consideration arrangements relating to acquired businesses. Amounts subject to these arrangements can be earned over the respective measurement period, depending on the performance of the acquired business relative to certain financial targets. The following table summarizes key terms of outstanding contingent consideration arrangements as of March 31, 2006:

Acquired business	Remaining amount available (maximum)	Measurement period	Measurement period end date
IonSpec	$14.0 million	3 years	February 2009
Magnex	$5.0 million	3 years	November 2007
Polymer Labs	$23.0 million	3 years	November 2008

In addition to the above amounts, we accrued $1.4 million in the second quarter of fiscal year 2006 for the final contingent consideration payment relating to the Bear Instruments, Inc. business (acquired in fiscal year 2001). This amount was paid during the third quarter of fiscal year 2006.

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

We had no material cancelable commitments for capital expenditures as of March 31, 2006. In the aggregate, we currently anticipate that our capital expenditures will be between $14 million and $19 million during the remaining six months of fiscal year 2006.

On November 9, 2005, our Board of Directors approved a stock repurchase program under which we are authorized to utilize up to $100 million to repurchase shares of common stock. This repurchase program is effective until September 30, 2007. As of March 31, 2006, we had remaining authorization to repurchase $61.9 million of our common stock under this program.

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

Contractual Obligations and Other Commercial Commitments

The following table summarizes the amount and estimated timing of future cash expenditures relating to principal payments on outstanding debt, minimum rentals due for certain facilities and other leased assets under long-term, non-cancelable operating leases, and minimum purchase commitments (net of deposits paid) under long-term, non-cancelable vendor agreements as of March 31, 2006:

	Six Months Ending Sept. 29, 2006	Fiscal Years
		2007	2008	2009	2010	2011	Thereafter	Total
(in thousands)
Operating leases	$8,712	$7,807	$4,580	$2,996	$2,231	$1,620	$6,219	$34,165
Long-term debt (including current portion)	1,250	2,500	6,250	—	6,250	—	12,500	28,750
Purchase obligations, net of deposit paid	2,076	—	—	—	—	—	—	2,076

Total contractual cash obligations	$12,038	$10,307	$10,830	$2,996	$8,481	$1,620	$18,719	$64,991

In addition to the non-cancelable contractual obligations included in the above table, we had cancelable commitments to purchase certain superconducting magnets intended for use with NMR systems totaling $3.2 million, net of deposits paid, as of March 31, 2006. In the event that these commitments are canceled for reasons other than the supplier’s default, we may be responsible for reimbursement of actual costs incurred by the supplier.

As of March 31, 2006, we did not have any off-balance sheet commercial commitments that could result in a significant cash outflow upon the occurrence of some contingent event, except for contingent payments of up to a maximum of $42.0 million related to acquisitions as discussed under Liquidity and Capital Resources above, the specific amounts of which are not currently determinable.

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

In March 2005, the FASB issued Financial Interpretation No. (“FIN”) 47, Accounting for Conditional Asset Retirement Obligations, which clarified the guidance set forth in SFAS 143, Accounting for Asset Retirement Obligations, relating to conditional asset retirement obligations. FIN 47 requires companies to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated even though uncertainty exists about the timing and/or method of settlement. It also provides additional guidance for assessing whether sufficient information is available to make a reasonable estimate of the fair value of an asset retirement obligation. The cumulative effect (if any) of initially applying FIN 47 is to be recorded as a change in accounting principle. We are required to adopt FIN 47 in the fourth quarter of fiscal year 2006. We are currently evaluating the requirements of FIN 47 and are not yet able to determine whether its adoption will have a material impact on our financial condition or results of operations.

In November 2005, the FASB issued FASB Staff Position (“FSP”) FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which addresses the determination as to when an investment in equity securities (including cost method investments) and debt securities is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. FSP FAS 115-1 and FAS 124-1 nullifies certain requirements under EITF Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The guidance in FSP FAS 115-1 and FAS 124-1 is effective for reporting periods beginning after December 15, 2005. Our adoption of FSP FAS 115-1 and FAS 124-1 in the second quarter of fiscal year 2006 did not have a material impact on our financial position or results of operations.

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

At March 31, 2006, there were no outstanding forward contracts designated as cash flow hedges of forecasted transactions. During the first six months of fiscal year 2006, no foreign exchange gains or losses from cash flow hedge ineffectiveness were recognized.

Our foreign exchange forward contracts generally range from one to 12 months in original maturity. A summary of all foreign exchange forward contracts that were outstanding as of March 31, 2006 follows:

	Notional Value Sold	Notional Value Purchased
(in thousands)
Euro	$—	$46,066
Australian dollar	—	25,884
British pound	24,240	—
Japanese yen	8,901	—
Canadian dollar	7,450	—
Danish krona	1,292	—
Swiss franc	—	1,136

	$41,883	$73,086

Interest Rate Risk. We have no material exposure to market risk for changes in interest rates. We invest any excess cash primarily in short-term U.S. Treasury securities and money market funds, and changes in interest rates would not be material to our financial condition or results of operations. We enter into debt obligations principally to support general corporate purposes, including working capital requirements, capital expenditures and acquisitions. At March 31, 2006, our debt obligations had fixed interest rates.

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

Disclosure Controls and Procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our Chief Executive Officer and the Chief Financial Officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q (March 31, 2006), our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the second quarter of our fiscal year 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1A.	Risk Factors

See Item 1A—Risk Factors presented in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005, which we encourage you to carefully consider.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Stock Repurchase Program. The following table summarizes information relating to our stock repurchases during the second quarter of fiscal year 2006:

Fiscal Month	Shares Repurchased	Average Price Per Share	Total Value of Shares Repurchased as Part of Publicly Announced Plan (1)(2)	Maximum Total Value of Shares that May Yet Be Purchased Under the Plan
(In thousands, except per share amounts)
Balance – December 30, 2005				$84,756
December 31, 2005 – January 27, 2006	—	$—	$—	84,756
January 28, 2006 – February 24, 2006	358	38.54	13,797	70,959
February 25, 2006 – March 31, 2006	231	39.31	9,072	$61,887

Total shares repurchased	589	$38.84	$22,869

(1)	In November 2005, our Board of Directors approved a stock repurchase program under which we are authorized to utilize up to $100 million to repurchase shares of our common stock. This repurchase program is effective through September 30, 2007.
(2)	Excludes commissions on repurchases.

Item 4.	Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders held on February 2, 2006, our stockholders considered and voted on the election of two Class I directors to the Board of Directors for three-year terms. The voting on each nominee for director was as follows:

Nominee Richard U. De Schutter: 25,176,056 votes for; 379,166 votes withheld

Nominee Allen J. Lauer: 25,466,803 votes for; 88,419 votes withheld

Pursuant to the rules of The Nasdaq Market, Inc., this election allowed brokers to vote without receipt of instructions from clients, so there were no broker non-votes.

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

VARIAN, INC. (Registrant)

Date: May 9, 2006	By:	/s/ G. EDWARD MCCLAMMY
G. Edward McClammy
Senior Vice President, Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)