Form 10-Q
period 2006-06-30
VARIAN INC
filed 2006-08-08
CIK 1079028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding as of August 4, 2006 was 30,953,306.

VARIAN, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

VARIAN, INC. AND SUBSIDIARY COMPANIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

(In thousands, except per share amounts)

	Fiscal Quarter Ended		Nine Months Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Sales
Products	$179,625	$160,082	$530,748	$495,309
Services	30,120	26,673	84,360	79,396

Total sales	209,745	186,755	615,108	574,705

Cost of sales
Products	99,050	89,441	295,918	283,569
Services	16,143	13,796	45,767	43,028

Total cost of sales	115,193	103,237	341,685	326,597

Gross profit	94,552	83,518	273,423	248,108

Operating expenses
Selling, general and administrative	60,122	57,571	178,045	167,055
Research and development	15,496	14,021	44,118	41,094
Purchased in-process research and development	—	—	756	700

Total operating expenses	75,618	71,592	222,919	208,849

Operating earnings	18,934	11,926	50,504	39,259

Interest income (expense)
Interest income	827	1,870	2,802	4,162
Interest expense	(534)	(542)	(1,575)	(1,671)

Total interest income (expense), net	293	1,328	1,227	2,491

Earnings from continuing operations before income taxes	19,227	13,254	51,731	41,750
Income tax expense	4,736	2,706	16,339	9,633

Earnings from continuing operations	14,491	10,548	35,392	32,117

Discontinued operations (Note 5)
Earnings from operations of disposed Electronics Manufacturing business, net of taxes	—	32	—	5,201
Gain on sale of Electronics Manufacturing business, net of taxes	—	3,964	—	74,049

Earnings from discontinued operations	—	3,996	—	79,250

Net earnings	$14,491	$14,544	$35,392	$111,367

Net earnings per basic share:
Continuing operations	$0.47	$0.32	$1.14	$0.93
Discontinued operations	—	0.11	—	2.31

Net earnings	$0.47	$0.43	$1.14	$3.24

Net earnings per diluted share:
Continuing operations	$0.46	$0.31	$1.12	$0.92
Discontinued operations	—	0.12	—	2.26

Net earnings	$0.46	$0.43	$1.12	$3.18

Shares used in per share calculations:
Basic	30,847	33,480	30,988	34,373

Diluted	31,315	34,067	31,494	35,073

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

VARIAN, INC. AND SUBSIDIARY COMPANIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands, except par value amounts)

	June 30, 2006	September 30, 2005
ASSETS

Current assets
Cash and cash equivalents	$124,715	$188,494
Accounts receivable, net	165,244	154,525
Inventories	139,893	114,427
Deferred taxes	25,526	26,842
Prepaid expense and other current assets	15,154	21,744

Total current assets	470,532	506,032
Property, plant and equipment, net	112,854	102,290
Goodwill	179,818	149,934
Intangible assets, net	40,707	28,245
Other assets	13,354	9,494

Total assets	$817,265	$795,995

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current portion of long-term debt	$2,500	$2,500
Accounts payable	62,406	61,435
Deferred profit	11,977	11,587
Accrued liabilities	152,863	165,626

Total current liabilities	229,746	241,148
Long-term debt	25,000	27,500
Deferred taxes	7,910	5,888
Other liabilities	21,704	21,937

Total liabilities	284,360	296,473

Commitments and contingencies (Notes 7, 8, 10, 11, 12, 13 and 14)

Stockholders’ equity
Preferred stock—par value $0.01, authorized—1,000 shares; issued—none	—	—
Common stock—par value $0.01, authorized—99,000 shares; issued and outstanding—30,897 shares at June 30, 2006 and 31,016 shares at September 30, 2005	310,826	282,923
Retained earnings	200,183	202,318
Accumulated other comprehensive income	21,896	14,281

Total stockholders’ equity	532,905	499,522

Total liabilities and stockholders’ equity	$817,265	$795,995

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

VARIAN, INC. AND SUBSIDIARY COMPANIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Nine Months Ended
	June 30, 2006	July 1, 2005
Cash flows from operating activities
Net earnings	$35,392	$111,367
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gain on sale of Electronics Manufacturing business	—	(74,049)
Depreciation and amortization	19,807	20,196
Gain on disposition of property, plant and equipment	101	117
Purchased in-process research and development	756	700
Share-based compensation expense	6,232	340
Tax benefit from stock option exercises	5,943	7,927
Excess tax benefit from share-based compensation expense	(5,640)	—
Deferred taxes	(4,086)	(7,679)
Changes in assets and liabilities, excluding effects of acquisitions and divestitures:
Accounts receivable, net	(2,245)	17,579
Inventories	(17,110)	320
Prepaid expenses and other current assets	5,265	(595)
Other assets	123	911
Accounts payable	(93)	(134)
Deferred profit	(263)	(1,376)
Accrued liabilities	(10,814)	(27,044)
Other liabilities	890	(718)

Net cash provided by operating activities	34,258	47,862

Cash flows from investing activities
Proceeds from sale of property, plant and equipment	650	495
Purchase of property, plant and equipment	(15,926)	(18,583)
Purchase of businesses, net of cash acquired	(69,915)	(28,278)
Private company equity investments	—	(4,000)
Proceeds from sale of short-term investments	—	35,000
Purchase of short-term investments	—	(10,000)
Proceeds from sale of Electronics Manufacturing business, net of transaction costs and taxes	—	171,987

Net cash (used in) provided by investing activities	(85,191)	146,621

Cash flows from financing activities
Repayment of debt	(2,500)	(7,106)
Repurchase of common stock	(49,133)	(140,374)
Issuance of common stock	27,332	15,517
Excess tax benefit from share-based compensation expense	5,640	—
Transfers to Varian Medical Systems, Inc.	(506)	(758)

Net cash used in financing activities	(19,167)	(132,721)

Effect of exchange rate changes on cash and cash equivalents	6,321	(2,540)

Net (decrease) increase in cash and cash equivalents	(63,779)	59,222
Cash and cash equivalents at beginning of period	188,494	159,982

Cash and cash equivalents at end of period	$124,715	$219,204

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Unaudited Interim Condensed Consolidated Financial Statements

These unaudited interim condensed consolidated financial statements of Varian, Inc. and its subsidiary companies (collectively, the “Company”) have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The September 30, 2005 balance sheet data was derived from audited financial statements, but does not include all disclosures required in audited financial statements by U.S. GAAP. These unaudited interim condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005 filed with the SEC. In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. The results of operations for the fiscal quarter and nine months ended June 30, 2006 are not necessarily indicative of the results to be expected for a full year or for any other periods.

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

Note 3.    Summary of Significant Accounting Policies

Fiscal Periods. The Company’s fiscal years reported are the 52- or 53-week periods ending on the Friday nearest September 30. Fiscal year 2006 will comprise the 52-week period ending September 29, 2006, and fiscal year 2005 was comprised of the 52-week period ended September 30, 2005. The fiscal quarters and nine months ended June 30, 2006 and July 1, 2005 each comprised 13 weeks and 39 weeks, respectively.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible Assets. In order to conform to the current-year presentation, cost of sales for the fiscal quarter and nine months ended July 1, 2005 have been revised to include amortization expense relating to certain acquisition-related intangible assets (acquired patents and core technology and existing technology) that had previously been included in selling, general and administrative expenses. Amortization expense relating to these intangible assets was $1.6 million and $3.6 million in the fiscal quarter and nine months ended June 30, 2006, respectively, and $1.0 million and $2.9 million in the fiscal quarter and nine months ended July 1, 2005, respectively.

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

Comprehensive Income (Loss). A summary of the components of the Company’s comprehensive income (loss) follows:

	Fiscal Quarter Ended		Nine Months Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
(in thousands)
Net earnings	$14,491	$14,544	$35,392	$111,367
Other comprehensive income (loss):
Currency translation adjustment	12,032	(14,648)	7,615	(1,661)
Minimum pension liability adjustment, net of tax of $478 in the nine months ended July 1, 2005	—	—	—	1,116

Total other comprehensive income (loss)	12,032	(14,648)	7,615	(545)

Total comprehensive income (loss)	$26,523	$(104)	$43,007	$110,822

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

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides the earnings and earnings per share from continuing operations for the fiscal quarter and nine months ended July 1, 2005, as if the Company had elected to recognize compensation cost based on the fair value of options granted under its Omnibus Stock Plan (“OSP”) and shares issued under its Employee Stock Purchase Plan (“ESPP”) as prescribed by SFAS 123:

	Fiscal Quarter Ended July 1, 2005	Nine Months Ended July 1, 2005
(in thousands, except per share amounts)
Earnings from continuing operations:
As reported	$10,548	$32,117
Add: Share-based compensation expense included in reported earnings, net of related tax effects	46	210
Deduct: Total share-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(1,183)	(4,081)

Pro forma	$9,411	$28,246

Earnings per share from continuing operations:
Basic – as reported	$0.32	$0.93

Basic – pro forma	$0.28	$0.82

Diluted – as reported	$0.31	$0.92

Diluted – pro forma	$0.28	$0.81

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4.    Share-Based Compensation

Effective October 1, 2005, the Company elected to adopt SFAS 123(R) using the modified prospective application method. Accordingly, during the fiscal quarter and nine months ended June 30, 2006, the Company recorded share-based compensation cost that would have been recognized had the fair value method been applied since the effective date of SFAS 123, but prior-year periods have not been restated. The effect of adopting SFAS 123 (R) on net earnings, net earnings per share and cash flows from operating activities and financing activities for the fiscal quarter and nine months ended June 30, 2006 was as follows:

	Fiscal Quarter Ended June 30, 2006		Nine Months Ended June 30, 2006
(in thousands, except per share amounts)
Share-based compensation expense by award type:
Employee and non-employee director stock options	$(1,337)		$(4,872)
Employee stock purchase plan	(301)		(738)
Restricted (nonvested) stock	(172	)(1)	(472	)(1)
Non-employee director stock units	—		(150	)(1)

Total share-based compensation	(1,810)		(6,232)
Tax effect on share-based compensation	661		2,233

Effect on net earnings	$(1,149)		$(3,999)

Effect on net earnings per share:
Basic	$(0.04)		$(0.13)

Diluted	$(0.04)		$(0.13)

Effect of excess tax benefits from share-based compensation expense on:
Cash flows from operating activities	$(2,455)		$(5,640)

Cash flows from financing activities	$2,455		$5,640

(1)	This expense would also have been recorded under the provisions of APB 25.

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

During the nine months ended June 30, 2006, the Company granted 532,950 stock options with a weighted-average grant-date fair value of $13.69. The total grant-date fair value of these options after estimated forfeitures was $6.2 million.

As of June 30, 2006, the unrecorded deferred share-based compensation balance related to stock options was $8.2 million. This amount will be recognized as expense using the straight-line attribution method over an estimated weighted-average amortization period of 1.3 years.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Share-based compensation expenses recorded during the fiscal quarter and nine months ended June 30, 2006 have been included in the Company’s unaudited condensed consolidated statement of earnings as follows:

	Fiscal Quarter Ended June 30, 2006	Nine Months Ended June 30, 2006
(in thousands)
Cost of sales	$(101)	$(299)
Selling, general and administrative	(1,567)	(5,530)
Research and development	(142)	(403)

Total	$(1,810)	$(6,232)

Capitalizable share-based compensation expense relating to inventory or deferred cost of sales (a component of deferred profit) was not significant at June 30, 2006.

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

	Fiscal Quarter Ended			Nine Months Ended
	June 30, 2006		July 1, 2005	June 30, 2006	July 1, 2005
Employee and non-employee director stock options:
Expected dividend yield	N/A	(1)	0.0%	0.0%	0.0%
Risk-free interest rate	N/A	(1)	3.6%	4.5%	3.6%
Expected price volatility	N/A	(1)	40%	30%	40%
Expected life (in years)	N/A	(1)	4.1	4.5	4.1

Employee stock purchases:
Expected dividend yield	0.0%		0.0%	0.0%	0.0%
Risk-free interest rate	4.8%		3.1%	4.4%	2.5%
Expected price volatility	30%		40%	30%	40%
Expected life (in years)	0.3		0.4	0.3	0.4

(1)	The Company did not grant any stock options during the fiscal quarter ended June 30, 2006.

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

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Omnibus Stock Plan

Effective April 2, 1999, the Company adopted the OSP under which shares of common stock can be issued to officers, directors and employees. The maximum number of shares of the Company’s common stock available for awards under the OSP was initially 4,200,000 plus 4,512,000 shares granted in substitution for other options in connection with the Distribution (described in Note 2). During fiscal year 2002, the Company’s stockholders approved an amendment of the OSP to increase the number of shares of common stock reserved for issuance under the OSP by 1,000,000. During fiscal year 2005, the Company’s stockholders approved an amendment of the OSP to increase the number of shares of common stock reserved for issuance under the OSP by an additional 5,000,000.

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

At June 30, 2006, options with respect to 4,852,000 shares were available for grant under the OSP.

Option Activity Under the OSP

	Shares	Weighted- Average Exercise Price
	(in thousands)
Outstanding at October 3, 2003	4,429	$20.65
Granted	567	$38.76
Exercised	(1,310)	$14.46
Cancelled or expired	(46)	$33.10

Outstanding at October 1, 2004	3,640	$25.54
Granted	512	$36.66
Exercised	(806)	$18.01
Cancelled or expired	(100)	$37.21

Outstanding at September 30, 2005	3,246	$28.80
Granted	533	$41.82
Exercised	(962)	$25.48
Cancelled or expired	(59)	$38.95

Outstanding at June 30, 2006	2,758	$32.26

The intrinsic value (defined as the difference between the exercise price and the market value) of options exercised during the nine months ended June 30, 2006 was $15.4 million.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Outstanding and Exercisable Options at June 30, 2006

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
	(in thousands)	(in years)		(in thousands)
$8.25–$11.84	317	2.6	$9.63	317	$9.63
$11.85–$27.57	375	4.0	$22.58	375	$22.58
$27.58–$35.50	601	5.4	$32.93	590	$32.92
$35.51–$54.94	1,465	6.5	$39.35	583	$38.53

Total	2,758	5.5	$32.26	1,865	$28.64

Restricted (Nonvested) Stock. In November 2005 and November 2004, the Company granted under the OSP 27,500 shares and 24,850 shares, respectively, of restricted (nonvested) common stock to its executive officers. These shares, which were issued upon grant, remain restricted for a period of three years from the grant date and vest only if the employee is still actively employed by the Company on the vesting date. The restricted stock granted during the first quarters of fiscal year 2006 and 2005 had an aggregate value of $1.2 million and $0.9 million, respectively, representing the fair market value of the restricted shares on their grant dates. These amounts are being recognized by the Company as share-based compensation expense ratably over their respective three-year vesting periods. During the fiscal quarter and nine months ended June 30, 2006, the Company recognized $172,000 and $472,000, respectively, in share-based compensation expense relating to restricted stock grants. During the fiscal quarter and nine months ended July 1, 2005, the Company recognized $75,000 and $190,000, respectively, in share-based compensation expense relating to restricted stock grants.

The following table summarizes restricted stock activity for the periods indicated:

	Shares	Weighted- Average Grant Date Fair Value
	(in thousands)
Outstanding and unvested at October 1, 2004	—	—
Granted	25	$36.18

Outstanding and unvested at September 30, 2005	25	$36.18
Granted	27	$42.51

Outstanding and unvested at June 30, 2006	52	$39.51

As of June 30, 2006, there was $1.3 million of total unrecognized compensation expense related to restricted share-based compensation arrangements granted under the OSP. This expense is expected to be recognized over a weighted-average period of 1.9 years.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Non-Employee Director Stock Units. Under the terms of the OSP, on the first business day following each annual meeting of the Company’s stockholders, each person then serving as a non-employee director is automatically granted stock units having an initial value of $25,000, which vest upon the director’s termination of service as a director and are paid out as soon as possible thereafter. Under the terms of the Stock Unit Agreement, the stock units will be paid out in shares. Each non-employee director who holds stock units will not have rights as a stockholder with respect to the shares issuable under those stock units until such shares are paid out. The stock units are not transferable, except to the non-employee director’s designated beneficiary or estate in the event of his or her death. During the nine months ended June 30, 2006 and July 1, 2005, the Company granted stock units with an aggregate value of $150,000 to the non-employee members of its Board of Directors (of which there were six) and recognized the total value of $150,000 as stock-based compensation expense in each of those respective periods.

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

During the nine months ended June 30, 2006 and July 1, 2005, employees purchased approximately 92,000 shares for $2.8 million and 94,000 shares for $3.0 million, respectively. As of June 30, 2006, a total of approximately 387,000 shares remained available for issuance under the ESPP.

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

The Company determined that the disposed Electronics Manufacturing Business should be accounted for as discontinued operations in accordance with SFAS 144, Accounting for the Disposal of or Impairment of Long-Lived Assets, and Emerging Issues Task Force (“EITF”) Issue No. 03-13, Applying the Conditions in Paragraph 42 of SFAS 144 in Determining Whether to Report Discontinued Operations. Consequently, the results of operations of the Electronics Manufacturing Business have been excluded from the Company’s results from continuing operations for all periods presented and have instead been presented on a discontinued operations basis.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Sales by the disposed Electronics Manufacturing Business and the components of earnings from discontinued operations for the fiscal quarters and nine months ended June 30, 2006 and July 1, 2005 are presented below:

	Fiscal Quarter Ended		Nine Months Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
(in thousands)
Sales	$—	$—	$—	$80,245

Earnings from operations of disposed Electronics Manufacturing Business	$—	$52	$—	$8,389
Income tax expense	—	(20)	—	(3,188)

Earnings from operations of disposed Electronics Manufacturing Business, net of taxes	—	32	—	5,201
Gain on sale of Electronics Manufacturing Business, net of taxes of $2,430 and $45,385 in the fiscal quarter and nine months ended July 1, 2005, respectively	—	3,964	—	74,049

Earnings from discontinued operations	$—	$3,996	$—	$79,250

The following table presents the calculation of the gain on the sale of the Electronics Manufacturing Business recorded by the Company during the fiscal quarter and nine months ended July 1, 2005:

	Fiscal Quarter Ended July 1, 2005	Nine Months Ended July 1, 2005
(in thousands)
Proceeds from sale	$6,560	$201,560
Transaction costs	(166)	(5,220)

Net proceeds	6,394	196,340
Net assets sold	—	(76,906)

Gain on sale before income taxes	6,394	119,434
Income tax expense	(2,430)	(45,385)

Gain on sale, net of taxes	$3,964	$74,049

Note 6.    Balance Sheet Detail

	June 30, 2006	September 30, 2005
(In thousands)
Inventories
Raw materials and parts	$64,779	$53,625
Work in process	23,892	17,618
Finished goods	51,222	43,184

	$139,893	$114,427

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7.    Forward Exchange Contracts

The Company enters into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations on assets and liabilities denominated in non-functional currencies. These contracts are accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. Typically, gains and losses on these contracts are substantially offset by transaction losses and gains on the underlying balances being hedged. During the fiscal quarter and nine months ended June 30, 2006, net foreign currency losses relating to these arrangements were $0.6 million and $0.8 million, respectively. During the fiscal quarter and nine months ended July 1, 2005, net foreign currency losses relating to these arrangements were $0.6 million and $0.8 million respectively. These amounts were recorded in selling, general and administrative expenses.

From time to time, the Company also enters into foreign exchange forward contracts to minimize the impact of foreign currency fluctuations on forecasted transactions. These contracts are designated as cash flow hedges under SFAS 133. At June 30, 2006, there were no outstanding foreign exchange forward contracts designated as cash flow hedges of forecasted transactions. During the fiscal quarters and nine months ended June 30, 2006 and July 1, 2005, no foreign exchange gains or losses from hedge ineffectiveness were recognized.

The Company’s foreign exchange forward contracts generally range from one to 12 months in original maturity. A summary of all foreign exchange forward contracts that were outstanding as of June 30, 2006 follows:

	Notional Value Sold	Notional Value Purchased
(in thousands)
Euro	$—	$55,895
Australian dollar	—	30,824
British pound	25,947	—
Japanese yen	6,691	—
Canadian dollar	6,469	—
Swiss franc	—	1,619
Danish krona	1,396	—

	$40,503	$88,338

Note 8.    Acquisitions

IonSpec Corporation. In February 2006, the Company acquired IonSpec Corporation (“IonSpec”) for $15.9 million in cash and assumed debt. Under the terms of the acquisition, the Company may become obligated to make additional purchase price payments of up to $14.0 million over a three-year period, depending on the performance of the IonSpec business relative to certain financial targets. IonSpec designs, develops, manufactures, markets, sells and services fourier-transform mass spectrometry products for life science applications. IonSpec became part of the Scientific Instruments segment.

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

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has allocated the purchase price paid for the IonSpec acquisition to the estimated fair value of assets acquired and liabilities assumed as follows:

Amount Allocated
(in millions)
Accounts receivable	$1.3
Inventories	2.5
Deferred tax assets	0.5
Property, plant and equipment	4.1
Goodwill	2.1
Identified intangible assets	8.1

Total assets acquired	18.6
Liabilities assumed	(2.7)

Total consideration	$15.9

The amounts allocated to identified intangible assets are based upon an analysis, which was finalized in the third quarter of fiscal 2006 and resulted in an adjustment to increase the identified intangible assets by approximately $2.5 million. The analysis utilized the income approach and the royalty savings approach to determine the fair value of significant identified intangible assets acquired in the transaction. The identified intangible assets are being amortized using the straight-line method over their respective estimated useful lives (weighted average of 9.1 years). No new products were in the research and development stage at the time of the acquisition and as such no amounts were allocated to in-process research and development. A risk-adjusted discount rate of 21.5% was applied to cash flow projections to determine the present value of the different intangible assets.

PL International Limited. In November 2005, the Company acquired PL International Limited (“Polymer Labs”) for $44.3 million in cash (net of acquired cash). Under the terms of the acquisition, the Company may become obligated to make additional purchase price payments of up to $23.0 million over a three-year period, depending on the performance of the Polymer Labs business relative to certain financial targets. Polymer Labs designs, develops, manufactures, markets, sells and services consumable products and instrumentation for advanced polymer analysis, including columns, standards and specialist chromatography systems dedicated to gel permeation chromatography (“GPC”) analysis, and systems for process monitoring of polymeric materials. Polymer Labs became part of the Scientific Instruments segment.

Of the total purchase price of $44.3 million, the Company paid $41.6 million at the closing of the acquisition and $1.7 million in the second quarter of fiscal year 2006 to settle a net asset adjustment based on Polymer Labs’ balance sheet as of the date of completion of the acquisition. The remaining $1.0 million relates to transaction costs.

Of the $41.6 million paid at the closing of the acquisition, a total of $2.0 million is being held in escrow and will be released to the sellers (net of any indemnification claims) in January 2007.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has allocated the purchase price paid for the Polymer Labs acquisition to the estimated fair value of assets acquired and liabilities assumed as follows:

Amount Allocated
(in millions)
Accounts receivable	$4.1
Inventories	4.7
Deferred tax assets	(0.6)
Property, plant and equipment	3.9
Goodwill	24.8
Identified intangible assets	10.7

Total assets acquired	47.6
Liabilities assumed	(4.1)

Net assets acquired	43.5
Purchased in-process research and development	0.8

Total consideration	$44.3

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

Both the IonSpec and Polymer Labs acquisitions were accounted for using the purchase method of accounting. Accordingly, the unaudited condensed consolidated statement of earnings for the third quarter and first nine months of fiscal year 2006 include the results of operations of IonSpec and Polymer Labs since the completion dates of their respective purchases. Proforma sales, earnings from operations, net earnings and net earnings per share have not been presented because the effects of these acquisitions were not material.

Magnex Scientific Limited. In connection with the acquisition of Magnex Scientific Limited (“Magnex”) in November 2004, the Company accrued but did not pay $6.0 million of the purchase price, such amount having been retained to secure the sellers’ indemnification obligations. During the first six months of fiscal year 2006, the Company paid $3.0 million of this amount to the sellers. As of June 30, 2006, the Company continued to retain $3.0 million, which is due to be paid (in cash or in the form of notes payable by the Company at the sellers’ election), net of any indemnification claims, in November 2006. In addition to this retained payment, the Company may become obligated to pay up to a maximum of $6.0 million in contingent purchase price consideration that can be earned by the former Magnex shareholders over a three-year period ending in November 2007, depending on the performance of the Magnex business relative to certain financial targets. Of this amount, $1.0 million was earned, recorded as additional goodwill and paid during the first six months of fiscal year 2006 for targets met for the first annual period which ended in November 2005.

Bear Instruments, Inc. During the first nine months of fiscal year 2006, the Company accrued and paid $1.4 million for the final contingent consideration payment due to the sellers in connection with the Bear Instruments, Inc. business (acquired in fiscal year 2001). This payment resulted in additional goodwill relating to this acquisition.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9.    Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for each of the Company’s reporting segments in the first nine months of fiscal year 2006 were as follows:

	Scientific Instruments	Vacuum Technologies	Total Company
(in thousands)
Balance as of September 30, 2005	$148,968	$966	$149,934
Fiscal year 2006 acquisitions (Note 8)	26,955	—	26,955
Contingent payments on prior-year acquisitions	2,386		2,386
Foreign currency impacts and other adjustments	543	—	543

Balance as of June 30, 2006	$178,852	$966	$179,818

As required by SFAS 142, Goodwill and Other Intangible Assets, the Company performs an annual goodwill impairment assessment. This assessment is performed in the second quarter of each fiscal year. During the second quarter of fiscal 2006, the Company completed its annual impairment test and determined that there was no impairment of goodwill.

The following intangible assets have been recorded and are being amortized by the Company:

	June 30, 2006
	Gross	Accumulated Amortization	Net
(in thousands)
Intangible assets
Existing technology	$15,054	$(5,449)	$9,605
Patents and core technology	29,122	(5,740)	23,382
Trade names and trademarks	2,419	(1,150)	1,269
Customer lists	11,325	(5,987)	5,338
Other	2,808	(1,695)	1,113

Total	$60,728	$(20,021)	$40,707

	September 30, 2005
	Gross	Accumulated Amortization	Net
(in thousands)
Intangible assets
Existing technology	$10,172	$(4,398)	$5,774
Patents and core technology	18,474	(3,517)	14,957
Trade names and trademarks	2,176	(922)	1,254
Customer lists	9,305	(3,984)	5,321
Other	2,424	(1,485)	939

Total	$42,551	$(14,306)	$28,245

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization expense relating to intangible assets was $2.5 million and $6.1 million during the fiscal quarter and nine months ended June 30, 2006, respectively. Amortization expense relating to intangible assets was $1.7 million and $4.9 million during the fiscal quarter and nine months ended July 1, 2005, respectively. At June 30, 2006, estimated amortization expense for the remainder of fiscal year 2006 and for each of the five succeeding fiscal years and thereafter follows:

Estimated Amortization Expense
(in thousands)
Three months ending September 29, 2006	$2,170
Fiscal year 2007	7,972
Fiscal year 2008	6,808
Fiscal year 2009	5,818
Fiscal year 2010	5,494
Fiscal year 2011	2,902
Thereafter	9,543

Total	$40,707

Note 10.    Restructuring Activities

Summary of Restructuring Plans. During fiscal years 2005, 2004 and 2003, the Company committed to several restructuring plans in order to adjust its organizational structure, improve operational efficiencies and eliminate redundant or excess costs resulting from acquisitions or dispositions during those periods.

The following table sets forth changes in the Company’s restructuring liability relating to the foregoing plans during the first, second and third quarters of fiscal year 2006:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at September 30, 2005	$1,002	$1,692	$2,694
Cash payments	(432)	(158)	(590)
Foreign currency impacts and other adjustments	(6)	197	191

Balance at December 30, 2005	564	1,731	2,295
Cash payments	(170)	(184)	(354)
Foreign currency impacts and other adjustments	(5)	(1)	(6)

Balance at March 31, 2006	389	1,546	1,935
Reversals, net	(58)	—	(58)
Cash payments	(19)	(317)	(336)
Foreign currency impacts and other adjustments	15	52	67

Balance at June 30, 2006	$327	$1,281	$1,608

Under these restructuring plans, the Company has incurred $15.3 million in restructuring expense and $3.3 million in other related costs which related primarily to employee retention and relocation costs and accelerated depreciation of assets disposed of upon the closure of facilities.

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

The following table sets forth changes in the Company’s restructuring liability during the first, second and third quarters of fiscal year 2006 in connection with this plan:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at September 30, 2005	$82	$1,153	$1,235
Cash payments	—	(104)	(104)
Foreign currency impacts and other adjustments	(3)	197	194

Balance at December 30, 2005	79	1,246	1,325
Cash payments	(36)	(154)	(190)
Foreign currency impacts and other adjustments	4	(1)	3

Balance at March 31, 2006	47	1,091	1,138
Cash payments	—	(173)	(173)
Foreign currency impacts and other adjustments	2	52	54

Balance at June 30, 2006	$49	$970	$1,019

The remaining liability will be settled in cash. Since the inception of this plan, the Company has recorded $1.8 million in related restructuring expense and $0.6 million of other related costs.

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

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth changes in the Company’s restructuring liability during the first, second and third quarters of fiscal year 2006 in connection with this plan:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at September 30, 2005	$844	$—	$844
Cash payments	(432)	—	(432)
Foreign currency impacts and other adjustments	2	—	2

Balance at December 30, 2005	414	—	414
Cash payments	(134)	—	(134)
Foreign currency impacts and other adjustments	(10)	—	(10)

Balance at March 31, 2006	270	—	270
Reversals, net	(11)	—	(11)
Cash payments	(19)	—	(19)
Foreign currency impacts and other adjustments	9	—	9

Balance at June 30, 2006	$249	$—	$249

The remaining liability will be settled in cash. Since the inception of this plan, the Company has recorded $3.4 million in related restructuring expense and $0.4 million of other related costs.

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

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth changes in the Company’s restructuring liability relating to the foregoing plan during the first, second and third quarters of fiscal year 2006:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at September 30, 2005	$76	$539	$615
Cash payments	—	(54)	(54)
Foreign currency impacts and other adjustments	(5)	—	(5)

Balance at December 30, 2005	71	485	556
Cash payments	—	(30)	(30)
Foreign currency impacts and other adjustments	1	—	1

Balance at March 31, 2006	72	455	527
Reversals	(47)	—	(47)
Cash payments	—	(144)	(144)
Foreign currency impacts and other adjustments	4	—	4

Balance at June 30, 2006	$29	$311	$340

The remaining liability will be settled in cash. Since the inception of this plan, the Company has recorded $7.9 million in related restructuring expense and $2.3 million of other related costs.

Note 11.    Warranty and Indemnification Obligations

Product Warranties. The Company’s products are generally subject to warranties. Liabilities for the estimated future costs of repair or replacement are established and charged to cost of sales at the time the related sale is recognized. The amount of liability to be recorded is based on management’s best estimates of future warranty costs after considering historical and projected product failure rates and product repair costs. Changes in the Company’s estimated liability for product warranty during the nine months ended June 30, 2006 and July 1, 2005 follow:

	Nine Months Ended
	June 30, 2006	July 1, 2005
(in thousands)
Beginning balance	$10,723	$10,475
Charges to costs and expenses	3,440	5,495
Warranty expenditures	(3,809)	(7,139)
Acquired warranty liabilities	—	1,742

Ending balance	$10,354	$10,573

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

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12.    Debt and Credit Facilities

Credit Facilities. As of June 30, 2006, the Company and its subsidiaries had a total of $75.6 million in uncommitted and unsecured credit facilities for working capital purposes with interest rates to be established at the time of borrowing. No borrowings were outstanding under these credit facilities as of June 30, 2006. Of the $75.6 million in uncommitted and unsecured credit facilities, a total of $49.0 million was limited for use by, or in favor of, certain subsidiaries at June 30, 2006, and a total of $12.5 million of this $49.0 million was being utilized in the form of bank guarantees and short-term standby letters of credit. These guarantees and letters of credit related primarily to advance payments and deposits made to the Company’s subsidiaries by customers for which separate liabilities were recorded in the unaudited condensed consolidated financial statements at June 30, 2006. No amounts had been drawn by beneficiaries under these or any other outstanding guarantees or letters of credit as of that date.

Long-term Debt. As of June 30, 2006, the Company had $27.5 million in term loans outstanding, compared to $30.0 million at September 30, 2005. As of both June 30, 2006 and September 30, 2005, fixed interest rates on the term loans ranged from 6.7% to 7.2%. The weighted-average interest rate on the term loans was 6.8% at both June 30, 2006 and September 30, 2005. The term loans contain certain covenants that limit future borrowings and the payment of cash dividends and require the maintenance of certain levels of working capital and operating results. The Company was in compliance with all restrictive covenants of the term loan agreements at June 30, 2006.

The following table summarizes future principal payments on borrowings under long-term debt outstanding as of June 30, 2006:

	Three Months Ending Sept. 29, 2006	Fiscal Years
		2007	2008	2009	2010	2011	Thereafter	Total
(in thousands)
Long-term debt (including current portion)	$—	$2,500	$6,250	$—	$6,250	$—	$12,500	$27,500

Note 13.    Defined Benefit Retirement Plans

Net Periodic Pension Cost. The components of net periodic pension cost relating to the Company’s defined benefit retirement plans follow:

	Fiscal Quarter Ended		Nine Months Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
(in thousands)
Service cost	$329	$289	$987	$867
Interest cost	527	810	1,581	2,430
Expected return on plan assets	(419)	(806)	(1,257)	(2,418)
Amortization of prior service cost and actuarial gains and losses	129	50	387	150
Settlement loss	—	—	—	1,477

Net periodic pension cost	$566	$343	$1,698	$2,506

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

Employer Contributions. During the nine months ended June 30, 2006, the Company made contributions totaling $1.0 million to its defined benefit pension plans. The Company currently anticipates contributing an additional $0.4 million to these plans in the fourth quarter of fiscal year 2006.

Note 14.    Contingencies

Environmental Matters. The Company’s operations are subject to various federal, state and local laws in the U.S. as well as laws in other countries regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. These regulations increase the costs and potential liabilities of the Company’s operations. However, the Company does not currently anticipate that its compliance with these regulations will have a material effect on the Company’s capital expenditures, earnings or competitive position.

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

For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further environmental-related activities or to estimate the future costs of such activities if undertaken. As of June 30, 2006, it was nonetheless estimated that the Company’s share of the future exposure for environmental-related costs for these sites and facilities ranged in the aggregate from $1.3 million to $2.5 million (without discounting to present value). The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 14 years as of June 30, 2006. No amount in the foregoing range of estimated future costs is believed to be more probable of being incurred than any other amount in such range and the Company therefore had an accrual of $1.3 million as of June 30, 2006.

As to certain sites and facilities, sufficient knowledge has been gained to be able to better estimate the scope and certain costs of future environmental-related activities. As of June 30, 2006, it was estimated that the Company’s share of the future exposure for these environmental-related costs for these sites and facilities ranged in the aggregate from $3.5 million to $15.9 million (without discounting to present value). The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 30 years as of June 30, 2006. As to each of these sites and facilities, it was determined that a particular amount within the range of certain estimated costs was a better estimate of the future environmental-related cost than any other amount within the range and that the amount and timing of these future costs were reliably determinable. Together, these amounts totaled $6.4 million at June 30, 2006. The Company therefore had an accrual of $4.4 million as of June 30, 2006, which represents the best estimate of its share of these future environmental-related costs discounted at 4%, net of inflation. This accrual is in addition to the $1.3 million described in the preceding paragraph.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

An insurance company has agreed to pay a portion of certain of VAI’s (now VMS’) future environmental-related costs for which the Company has an indemnification obligation and the Company therefore has a long-term receivable of $1.1 million (discounted at 4%, net of inflation) in other assets as of June 30, 2006, for the Company’s share of such recovery. The Company has not reduced any environmental-related liability in anticipation of recoveries from third parties.

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

Note 15.    Stock Repurchase Program

In November 2005, the Company’s Board of Directors approved a stock repurchase program under which the Company is authorized to utilize up to $100 million to repurchase shares of its common stock. This repurchase program is effective through September 30, 2007. During the fiscal quarter and nine months ended June 30, 2006, the Company repurchased and retired 251,000 and 1,201,000 shares, respectively, under this authorization at an aggregate cost of $11.0 million and $49.1 million, respectively. As of June 30, 2006, the Company had remaining authorization to repurchase $50.9 million of its common stock under this program.

Note 16.    Income Taxes

The effective income tax rate was 24.6% and 31.6% for the fiscal quarter and nine months ended June 30, 2006, respectively, compared to 20.4% and 23.1% for the fiscal quarter and nine months ended July 1, 2005, respectively. The effective income tax rates for the fiscal quarter and nine months ended June 30, 2006 reflect a release of tax reserves of $2.3 million following the positive outcome of tax uncertainties during the third quarter of fiscal year 2006. For the nine months ended June 30, 2006, this reduction was partially offset by the impact of a non-deductible in-process research and development charge of $0.8 million.

The effective income tax rates for the fiscal quarter and nine months ended July 1, 2005 reflect a discrete, one-time reduction of income tax expense of $1.8 million which resulted from the elimination of withholding tax on certain dividends under a new tax law enacted in Switzerland during the third quarter of fiscal year 2005. The effective income tax rate for the nine months ended July 1, 2005 also reflects a separate discrete, one-time reduction of income tax expense of $3.0 million which resulted from a change in the treatment of foreign tax credits under new U.S. tax law, partially offset by the impact of a non-deductible in-process research and development charge of $0.7 million.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17.    Net Earnings Per Share

Basic earnings per share are calculated based on net earnings and the weighted-average number of shares of common stock outstanding during the reported period. Diluted earnings per share are calculated similarly, except that the weighted-average number of common shares outstanding during the period increased by the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. The dilutive effect of potential common stock (including outstanding stock options, ESPP shares, non-employee director stock units and restricted stock) is reflected in diluted earnings per share by application of the treasury stock method, which includes consideration of share-based compensation as required by SFAS 123(R) in the fiscal quarter and nine months ended June 30, 2006.

For the fiscal quarter and nine months ended June 30, 2006, options to purchase 919,000 and 901,000 shares, respectively, were excluded from the calculation of diluted earnings per share as their effect was anti-dilutive. For the fiscal quarter and nine months ended July 1, 2005, options to purchase 619,000 and 197,000 shares, respectively, were excluded from the calculation of diluted earnings per share as their effect was anti-dilutive.

A reconciliation of weighted-average basic shares outstanding to weighted-average diluted shares outstanding follows:

	Fiscal Quarter Ended		Nine Months Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
(in thousands)
Weighted-average basic shares outstanding	30,847	33,480	30,988	34,373
Net effect of dilutive potential common stock	468	587	506	700

Weighted-average diluted shares outstanding	31,315	34,067	31,494	35,073

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

	Sales		Sales
	Fiscal Quarter Ended		Nine Months Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
(in millions)
Scientific Instruments	$170.3	$152.0	$503.0	$469.2
Vacuum Technologies	39.4	34.8	112.1	105.5

Total segment sales	$209.7	$186.8	$615.1	$574.7

	Pretax Earnings		Pretax Earnings
	Fiscal Quarter Ended		Nine Months Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
(in millions)
Scientific Instruments	$14.7	$10.1	$41.4	$33.9
Vacuum Technologies	8.5	5.6	21.8	17.8

Total industry segments	23.2	15.7	63.2	51.7
General corporate	(4.3)	(3.8)	(12.7)	(12.4)
Interest income	0.8	1.9	2.8	4.1
Interest expense	(0.5)	(0.5)	(1.6)	(1.6)

Total pretax earnings from continuing operations	$19.2	$13.3	$51.7	$41.8

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

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109, which addresses accounting for, and disclosure of, uncertain tax positions. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the requirements of FIN 48 and is not yet able to determine whether its adoption will have a material impact on the Company’s financial condition or results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution Regarding Forward-Looking Statements

Throughout this Report, and particularly in this Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations, there are forward-looking statements that are based upon our current expectations, estimates, and projections, and that reflect our beliefs and assumptions based upon information available to us at the date of this Report. In some cases, you can identify these statements by words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” and other similar terms. These forward-looking statements include those relating to the timing and amount of anticipated restructuring costs and related costs savings, anticipated effective income tax rate and anticipated capital expenditures.

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

Other risks and uncertainties that could cause actual results to differ materially from those in our forward-looking statements include, but are not limited to, the following: whether we will succeed in new product development, release, commercialization, performance and acceptance; whether we can achieve continued growth in sales in both life science and industrial applications; risks arising from the timing of shipments, installations and the recognition of revenues on certain magnetic resonance (“MR”) products, including nuclear magnetic resonance (“NMR”) and MR imaging systems and superconducting magnets on fourier-transform mass spectrometers (“FTMS”); whether we can increase margins on newer MR and FTMS products; the impact of shifting product mix on profit margins; competitive products and pricing; economic conditions in our product and geographic markets; whether we will see continued and timely delivery of key raw materials and components by suppliers; foreign currency fluctuations that could adversely impact revenue growth and earnings; whether we will see sustained or improved market investment in capital equipment; whether we will see reduced demand from customers that operate in cyclical industries; the impact of any delay or reduction in government funding for research; our ability to successfully integrate acquisitions; the actual cost of restructuring activities and their timing and impact on future costs; whether the actual cost of complying with the requirements of Section 404 of the Sarbanes-Oxley Act will exceed our current estimates; and other risks detailed from time to time in our filings with the U.S. Securities and Exchange Commission. We disclaim any intent or obligation to update publicly any forward-looking statements, whether in response to new information, future events or otherwise.

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

Third Quarter of Fiscal Year 2006 Compared to Third Quarter of Fiscal Year 2005

Segment Results

Our continuing operations are grouped into two reportable business segments: Scientific Instruments and Vacuum Technologies. The following table presents comparisons of our sales and operating earnings for each of those segments and in total for the third quarters of fiscal years 2006 and 2005:

	Fiscal Quarter Ended
	June 30, 2006		July 1, 2005		Increase (Decrease)
	$	% of Sales	$	% of Sales	$	%
(dollars in millions)
Sales by Segment:
Scientific Instruments	$170.3		$152.0		$18.3	12.0%
Vacuum Technologies	39.4		34.8		4.6	13.5

Total company	$209.7		$186.8		$22.9	12.3%

Operating Earnings by Segment:
Scientific Instruments	$14.7	8.6%	$10.1	6.6%	$4.6	46.5%
Vacuum Technologies	8.5	21.6	5.6	16.3	2.9	50.6

Total segments	23.2	11.1	15.7	8.4	7.5	48.0
General corporate	(4.3)	(2.1)	(3.8)	(2.0)	(0.5)	(14.1)

Total company	$18.9	9.0%	$11.9	6.4%	$7.0	58.8%

Scientific Instruments. The increase in Scientific Instruments sales was primarily attributable to higher sales volume, in particular from MR imaging systems, mass spectrometers and other analytical instruments, with double-digit sales growth into both life science and industrial applications. Scientific Instruments revenues for the third quarter of fiscal year 2005 do not include sales from PL International Limited (“Polymer Labs”), which was acquired in November 2005 and generated revenue of approximately $24 million during the twelve months ended September 30, 2005.

Scientific Instruments operating earnings for the third quarter of fiscal year 2006 include restructuring and other related costs of $0.1 million, acquisition-related intangible amortization of $2.4 million and amortization of $0.6 million related to inventory written up in connection with the acquisitions of Magnex Scientific Limited (“Magnex”) and IonSpec Corporation (“IonSpec”). In addition, operating earnings for the third quarter of fiscal year 2006 include the impact of share-based compensation expense of $0.8 million as a result of our adoption of SFAS 123(R) during the first quarter of fiscal year 2006. In comparison, Scientific Instruments operating earnings for the third quarter of fiscal year 2005 include restructuring and other related costs of $3.6 million, acquisition-related intangible amortization of $1.7 million and amortization of $0.8 million related to inventory written up in connection with the acquisition of Magnex. Excluding the impact of these items, the increase in operating earnings as a percentage of sales resulted primarily from sales volume leverage (as the higher sales volume improved the absorption rate of fixed and semi-variable costs) and a favorable mix shift toward higher-margin products including mass spectrometers and MR imaging systems.

Vacuum Technologies. The Vacuum Technologies sales increase was primarily the result of higher sales volume, particularly of turbomolecular pumps, with double-digit sales growth into both life science and industrial applications.

Vacuum Technologies operating earnings for the third quarter of fiscal year 2006 include the impact of share-based compensation expense of $0.3 million as a result of our adoption of SFAS 123(R) during the first quarter of fiscal year 2006. Excluding the impact of this amount, the increase in Vacuum Technologies operating earnings as a percentage of sales was primarily attributable to sales volume leverage, increased sales of higher-margin products (particularly turbomolecular pumps) and lower warranty costs.

Consolidated Results

The following table presents comparisons of our sales and other selected consolidated financial results for the third quarters of fiscal years 2006 and 2005:

	Fiscal Quarter Ended
	June 30, 2006		July 1, 2005		Increase (Decrease)
	$	% of Sales	$	% of Sales	$	%
(dollars in millions, except per share data)
Sales	$209.7	100.0%	$186.8	100.0%	$22.9	12.3%

Gross profit	94.5	45.1	83.5	44.7	11.0	13.2

Operating expenses:
Selling, general and administrative	60.1	28.7	57.6	30.8	2.5	4.4
Research and development	15.5	7.4	14.0	7.5	1.5	10.5

Total operating expenses	75.6	36.1	71.6	38.3	4.0	5.6

Operating earnings	18.9	9.0	11.9	6.4	7.0	58.8
Interest income	0.8	0.4	1.8	1.0	(1.0)	(55.8)
Interest expense	(0.5)	(0.3)	(0.5)	(0.3)	—	—
Income tax expense	(4.7)	(2.2)	(2.7)	(1.5)	(2.0)	75.0

Earnings from continuing operations	$14.5	6.9%	$10.5	5.6%	$4.0	38.1%

Net earnings per diluted share from continuing operations	$0.46		$0.31		$0.15

Sales. As discussed under the heading Segment Results above, sales by the Scientific Instruments and Vacuum Technologies segments in the third quarter of fiscal year 2006 increased by 12.0% and 13.5%, respectively, compared to the prior-year quarter. Revenues for the third quarter of fiscal year 2005 do not include sales from Polymer Labs, which was acquired in November 2005 and generated revenue of approximately $24 million during the twelve months ended September 30, 2005. Excluding revenue from Polymer Labs, sales in the third quarter of fiscal year 2006 increased by approximately 9% compared to the third quarter of fiscal year 2005.

Geographically, sales into North America of $86.2 million, Europe of $76.8 million, and the rest of the world of $46.8 million in the third quarter of fiscal year 2006 represented increases of 11.1%, 11.4%, and 16.1%, respectively, compared to the third quarter of fiscal year 2005. The increases in sales into all regions were primarily attributable to stronger demand across a broad range of our products, in particular, mass spectrometers, MR imaging systems and turbomolecular pumps. To a lesser extent, the acquisition of Polymer Labs also added to the growth in North America and Europe.

Gross Profit. Gross profit for the third quarter of fiscal year 2006 reflects the impact of $1.6 million in amortization expense relating to acquisition-related intangible assets, $0.6 million in amortization expense related to inventory written up in connection with the Magnex and IonSpec acquisitions and share-based compensation expense of $0.1 million. In comparison, gross profit for the third quarter of fiscal year 2005 reflects the impact of $1.0 million in amortization expense relating to acquisition-related intangible assets and $0.8 million in amortization expense related to inventory written up in connection with the Magnex acquisition. Excluding the impact of these items, the gross profit percentage increased primarily as a result of sales volume leverage and a mix shift towards higher-margin products including mass spectrometers, MR imaging systems and turbomolecular pumps.

Selling, General and Administrative. Selling, general and administrative expenses for the third quarter of fiscal year 2006 included $0.9 million in amortization expense relating to acquisition-related intangible assets, $0.1 million in restructuring and other related costs and $1.6 million in share-based compensation expense. In comparison, selling, general and administrative expenses for the third quarter of fiscal year 2005 included $3.9 million in restructuring and other related costs and $0.7 million in acquisition-related intangible amortization. Excluding the impact of these items, selling, general and administrative expenses were lower as a percentage of sales in the third quarter of fiscal year 2006 as a result of sales volume leverage and lower costs of complying with the requirements of Section 404 of the Sarbanes-Oxley Act.

Research and Development. Research and development expenses for the third quarter of fiscal year 2006 reflect the impact of share-based compensation expense of $0.1 million. Excluding this item, research and development expenses were relatively flat as a percentage of sales between the periods. The increase in research and development expenses in absolute dollars resulted primarily from the acquisitions of Polymer Labs and IonSpec as well as higher spending on new product development for primarily information rich detection products.

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

The following table sets forth changes in our restructuring liability during the third quarter of fiscal year 2006 in connection with this plan:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at March 31, 2006	$47	$1,091	$1,138
Cash payments	—	(173)	(173)
Foreign currency impacts and other adjustments	2	52	54

Balance at June 30, 2006	$49	$970	$1,019

We currently expect all remaining employee-related and facility-related liabilities to be settled in cash by the end of fiscal year 2007. Since the inception of this plan, we have recorded $1.8 million in related restructuring expense and $0.6 million of other related costs.

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

The following table sets forth changes in our restructuring liability during the third quarter of fiscal year 2006 in connection with this plan:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at March 31, 2006	$270	$—	$270
Reversals, net	(11)	—	(11)
Cash payments	(19)	—	(19)
Foreign currency impacts and other adjustments	9	—	9

Balance at June 30, 2006	$249	$—	$249

We currently expect all remaining employee-related liabilities to be settled in cash by the end of fiscal year 2008. Since the inception of this plan, we have recorded $3.4 million in related restructuring expense and $0.4 million of other related costs.

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

The following table sets forth changes in our restructuring liability during the third quarter of fiscal year 2006 in connection with this plan:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at March 31, 2006	$72	$455	$527
Reversals	(47)	—	(47)
Cash payments	—	(144)	(144)
Foreign currency impacts and other adjustments	4	—	4

Balance at June 30, 2006	$29	$311	$340

We expect to settle all remaining employee-related liabilities by the end of fiscal year 2007, while facility-related payments are currently expected to run through fiscal year 2010. The non-cash portion of restructuring costs recorded in connection with these restructuring actions was not significant, either in the aggregate or for any single fiscal period. Since the inception of this plan, we have recorded $7.9 million in related restructuring expense and $2.3 million in other related costs.

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

Income Tax Expense. The effective income tax rate was 24.6% for the third quarter of fiscal year 2006, compared to 20.4% for the third quarter of fiscal year 2005. The effective income tax rate for the third quarter of fiscal year 2006 included a release of $2.3 million in tax reserves resulting from the positive outcome of tax uncertainties during the period. The effective income tax rate in the third quarter of fiscal year 2005 included a discrete one-time reduction of income tax expense of approximately $1.8 million as a result of the elimination of withholding tax on certain dividends under a new tax law enacted in Switzerland during the period.

Earnings from Continuing Operations. Earnings from continuing operations for the third quarter of fiscal year 2006 reflect the impact of $1.8 million in share-based compensation expense, $2.4 million in acquisition-related intangible amortization, $0.1 million in restructuring and other related costs and $0.6 million in amortization related to inventory written up in connection with recent acquisitions. Earnings from continuing operations for the third quarter of fiscal year 2005 reflect the impact of $3.9 million in restructuring and other related costs, $1.7 million in acquisition-related intangible amortization and $0.8 million in amortization related to inventory written up in connection with recent acquisitions. Excluding the impact of these items, the increase in earnings from continuing operations resulted primarily from higher revenues, improved gross profit margins due primarily to sales volume leverage and a mix shift toward higher-margin products, lower Sarbanes-Oxley Section 404 compliance costs and a release of tax reserves resulting from the positive outcome of tax uncertainties during the third quarter of fiscal year 2006.

Earnings from Discontinued Operations. Earnings from discontinued operations for the third quarter of fiscal year 2005 include earnings from the disposed Electronics Manufacturing business as well as the gain on that transaction. During the third quarter of fiscal year 2005 we recorded approximately $4.0 million (net of tax) of additional gain on the sale transaction relating to the settlement of $6.6 million of a net working capital adjustment based on the final balance sheet of the disposed Electronics Manufacturing business.

First Nine Months of Fiscal Year 2006 Compared to First Nine Months of Fiscal Year 2005

Segment Results

The following table presents comparisons of our sales and operating earnings for each of those segments and in total for the first nine months of fiscal years 2006 and 2005:

	Nine Months Ended
	June 30, 2006		July 1, 2005		Increase (Decrease)
	$	% of Sales	$	% of Sales	$	%
(dollars in millions)
Sales by Segment:
Scientific Instruments	$503.0		$469.2		$33.8	7.2%
Vacuum Technologies	112.1		105.5		6.6	6.2

Total company	$615.1		$574.7		$40.4	7.0%

Operating Earnings by Segment:
Scientific Instruments	$41.4	8.2%	$33.9	7.2%	$7.5	22.2%
Vacuum Technologies	21.8	19.5	17.8	16.9	4.0	22.7

Total segments	63.2	10.3	51.7	9.0	11.5	22.4
General corporate	(12.7)	(2.1)	(12.4)	(2.2)	(0.3)	(2.5)

Total company	$50.5	8.2%	$39.3	6.8%	$11.2	28.6%

Scientific Instruments. The increase in Scientific Instruments sales was primarily attributable to higher sales volume of MR imaging systems, mass spectrometers and other analytical instruments for both life science and industrial applications. Scientific Instruments revenues for the first nine months of fiscal year 2005 do not include sales from Polymer Labs, which was acquired in November 2005 and generated revenue of approximately $24 million during the twelve months ended September 30, 2005.

Scientific Instruments operating earnings for the first nine months of fiscal year 2006 reflect an in-process research and development charge of $0.8 million, acquisition-related intangible amortization of $6.1 million, restructuring and other related costs of $0.3 million and amortization of $3.9 million related to inventory written up in connection with the acquisitions of Magnex, Polymer Labs and IonSpec. In addition, operating earnings for the first nine months of fiscal year 2006 include the impact of share-based compensation expense of $2.6 million as a result of our adoption of SFAS 123(R) during the first quarter of fiscal year 2006. In comparison, Scientific Instruments operating earnings for the first nine months of fiscal year 2005 reflect an in-process research and development charge of $0.7 million, acquisition-related intangible amortization of $4.8 million, restructuring and other related costs of $6.6 million and amortization of $3.9 million related to inventory written up in connection with the Magnex acquisition. Excluding the impact of these items, the increase in operating earnings as a percentage of sales resulted primarily from sales volume leverage and a mix shift toward higher-margin products including mass spectrometers and MR imaging systems and away from lower-margin high-field NMR systems. The positive impact of these factors was partially offset by higher operating expenses related to recent acquisitions.

Vacuum Technologies. The increase in Vacuum Technologies sales was driven by higher sales volume of products, particularly turbomolecular pumps, for both life science and industrial applications.

Vacuum Technologies operating earnings for the first nine months of fiscal year 2006 include the impact of share-based compensation expense of $0.8 million as a result of our adoption of SFAS 123(R) during the first quarter of fiscal year 2006. Excluding the impact of this amount, the increase in Vacuum Technologies operating earnings as a percentage of sales was primarily attributable to sales volume leverage, increased sales of higher-margin products (particularly turbomolecular pumps), and reduced costs from the consolidation of and process improvements in the segment’s vacuum pump exchange operations and lower warranty costs.

Consolidated Results

The following table presents comparisons of our sales and other selected consolidated financial results for the first nine months of fiscal years 2006 and 2005:

	Nine Months Ended
	June 30, 2006		July 1, 2005		Increase (Decrease)
	$	% of Sales	$	% of Sales	$	%
(dollars in millions, except per share data)
Sales	$615.1	100.0%	$574.7	100.0%	$40.4	7.0%

Gross profit	273.4	44.4	248.1	43.1	25.3	10.2

Operating expenses:
Selling, general and administrative	178.0	28.9	167.0	29.1	11.0	6.6
Research and development	44.1	7.2	41.1	7.1	3.0	7.4
Purchased in-process research and development	0.8	0.1	0.7	0.1	0.1	8.0

Total operating expenses	222.9	36.2	208.8	36.3	14.1	6.7

Operating earnings	50.5	8.2	39.3	6.8	11.2	28.6
Interest income	2.8	0.5	4.1	0.7	(1.3)	32.6
Interest expense	(1.6)	(0.3)	(1.7)	(0.2)	0.1	5.7
Income tax expense	(16.3)	(2.6)	(9.6)	(1.7)	(6.7)	(69.6)

Earnings from continuing operations	$35.4	5.8%	$32.1	5.6%	$3.3	10.2%

Earnings per diluted share from continuing operations	$1.12		$0.92		$0.20

Sales. As discussed under the heading Segment Results above, sales by the Scientific Instruments and Vacuum Technologies segments in the first nine months of fiscal year 2006 increased by 7.2% and 6.2%, respectively, compared to the first nine months of fiscal year 2005. Revenues for the first nine months of fiscal year 2005 do not include sales from Polymer Labs, which was acquired in November 2005 and generated revenue of approximately $24 million during the twelve months ended September 30, 2005. Excluding revenue from Polymer Labs, sales in the first nine months of fiscal year 2006 increased by approximately 4% compared to the first nine months of fiscal year 2005.

Geographically, sales into North America of $245.8 million, Europe of $229.4 million, and the rest of the world of $139.9 million in the first nine months of fiscal year 2006 represented increases of 4.4%, 3.1% and 19.7%, respectively, compared to the first nine months of fiscal year 2005. The increase in sales into the rest of the world was primarily the result of higher sales of our products, in particular, MR imaging systems, mass spectrometers and turbomolecular pumps. Excluding the impact of the Polymer Labs acquisition, sales into North America were slightly higher and sales into Europe were slightly lower during the first nine months of fiscal year 2006.

Gross Profit. Gross profit for the first nine months of fiscal year 2006 reflects the impact of $3.6 million in amortization expense relating to acquisition-related intangible assets, $3.9 million in amortization expense related to inventory written up in connection with the Magnex, Polymer Labs and IonSpec acquisitions and share-based compensation expense of $0.3 million. In comparison, gross profit for the first nine months of fiscal year 2005 reflects the impact of $2.9 million in amortization expense relating to acquisition-related intangible assets and $3.9 million in amortization expense related to inventory written up in connection with the Magnex acquisition. Excluding the impact of these items, the gross profit percentage increased primarily as a result of sales volume leverage, a mix shift towards higher margin products including mass spectrometers, MR imaging systems and turbomolecular pumps and away from lower-margin, high field NMR systems. In addition, reduced costs resulting from the consolidation of and process improvements in the pump exchange operations in our Vacuum Technologies segment positively impacted the gross margin percentage by approximately 10-20 basis points.

Selling, General and Administrative. Selling, general and administrative expenses for the first nine months of fiscal year 2006 included $2.4 million in amortization expense relating to acquisition-related intangible assets, $0.3 million in restructuring and other related costs and $5.5 million in share-based compensation expense. In comparison, selling, general and administrative expenses for the first nine months of fiscal year 2005 included $6.8 million in restructuring and other related costs, $2.0 million in acquisition-related intangible amortization and a loss of $1.5 million relating to the settlement of a defined benefit pension plan. Excluding the impact of these items, selling, general and administrative expenses were slightly higher as a percentage of sales as a result of higher operating expenses related to recent acquisitions in the Scientific Instruments segment. This was partially offset by sales volume leverage and lower costs of complying with the requirements of Section 404 of the Sarbanes-Oxley Act, which were 0.2% of sales in the first nine months of fiscal year 2006, compared to 0.6% of sales in the first nine months of fiscal year 2005. For the full fiscal year 2006, we currently expect these Sarbanes-Oxley Section 404 compliance costs to be at least 40% below the approximately $5 million incurred in fiscal year 2005.

Research and Development. Research and development expenses for the first nine months of fiscal year 2006 reflect the impact of share-based compensation expense of $0.4 million. Excluding this item, research and development expenses were relatively flat as a percentage of sales between the periods. The increase in research and development expenses in absolute dollars was primarily due to the acquisitions of Polymer Labs and IonSpec as well as higher spending on new product development for primarily information rich detection products.

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

The following table sets forth changes in our restructuring liability during the first nine months of fiscal year 2006 in connection with this plan:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at September 30, 2005	$82	$1,153	$1,235
Cash payments	(36)	(431)	(467)
Foreign currency impacts and other adjustments	3	248	251

Balance at June 30, 2006	$49	$970	$1,019

We currently expect all remaining employee-related and facility-related liabilities to be settled in cash by the end of fiscal year 2007. We incurred $0.2 million in other costs relating directly to this restructuring plan during the first nine months of fiscal year 2006. This amount was comprised of employee relocation and retention costs, which will be settled in cash. Since the inception of this plan, we have recorded $1.8 million in related restructuring expense and $0.6 million of other related costs.

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

The following table sets forth changes in our restructuring liability during the first nine months of fiscal year 2006 in connection with this plan:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at September 30, 2005	$844	$—	$844
Reversals, net	(10)	—	(10)
Cash payments	(585)	—	(585)

Balance at June 30, 2006	$249	$—	$249

We currently expect all remaining employee-related liabilities to be settled in cash by the end of fiscal year 2008. Since the inception of this plan, we have recorded $3.4 million in related restructuring expense and $0.4 million of other related costs.

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

The following table sets forth changes in our restructuring liability during the first nine months of fiscal year 2006 in connection with this plan:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at September 30, 2005	$76	$539	$615
Reversals	(47)	—	(47)
Cash payments	—	(228)	(228)

Balance at June 30, 2006	$29	$311	$340

We expect to settle all remaining employee-related liabilities by the end of fiscal year 2007, while facility-related payments are currently expected to run through fiscal year 2010. The non-cash portion of restructuring costs recorded in connection with these restructuring actions was not significant, either in the aggregate or for any single fiscal period. Since the inception of this plan, we have recorded $7.9 million in related restructuring expense and $2.3 million in other related costs.

Income Tax Expense. The effective income tax rate was 31.6% for the first nine months of fiscal year 2006, compared to 23.1% for the first nine months of fiscal year 2005. These effective income tax rates were impacted by in-process research and development charges of $0.8 million and $0.7 million, respectively. The effective income tax rate for the first nine months of fiscal year 2006 included a release of $2.3 million in tax reserves resulting from the positive outcome of tax uncertainties during the period. The effective income tax rate in the first nine months of fiscal year 2005 included two separate discrete, one-time events that resulted in reductions of income tax expense during the period. The first discrete tax item, which resulted from a change in the treatment of foreign tax credits under new U.S. law enacted during the period, reduced income tax expense by approximately $3.0 million. The second discrete item, which resulted from the elimination of withholding tax on certain dividends under a new tax law enacted in Switzerland during the period, reduced income tax expense by approximately $1.8 million. We currently expect our effective income tax rate to be approximately 33% for the full fiscal year 2006, which compares to 26.4% for fiscal year 2005.

Earnings from Continuing Operations. Earnings from continuing operations for the first nine months of fiscal year 2006 reflect the impact of $6.2 million in share-based compensation expense, $6.1 million in acquisition-related intangible amortization, $3.9 million in amortization related to inventory written up in connection with recent acquisitions, an in-process research and development charge of $0.8 million and $0.3 million in restructuring and other related costs. Earnings from continuing operations for the first nine months of fiscal year 2005 reflect the impact of $4.8 million in acquisition-related intangible amortization, $3.9 million in amortization related to inventory written up in connection with recent acquisitions, an in-process research and development charge of $0.7 million, restructuring and other related costs of $6.8 million, a settlement loss of $1.5 million relating to a defined benefit pension plan in Australia and a reduction in income tax expense of $4.8 million relating to discrete, one-time tax events during the period. Excluding the impact of these items, the increase in earnings from continuing operations resulted primarily from improved gross profit margins due to sales volume leverage, a mix shift toward higher-margin products, lower Sarbanes-Oxley Section 404 compliance costs and a release of tax reserves resulting from the positive outcome of tax uncertainties during the period. The increase from these factors was partially offset by higher operating expenses related to recent acquisitions in the Scientific Instruments segment.

Earnings from Discontinued Operations. Earnings from discontinued operations for the first nine months of fiscal year 2005 include earnings of $5.2 million (net of tax) generated from the operations of the disposed Electronics Manufacturing business in that period prior to its sale as well as the one-time book gain of $74.0 million (net of tax) on the sale transaction.

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

Liquidity and Capital Resources

We generated $34.3 million of cash from operating activities in the first nine months of fiscal year 2006, compared to $47.9 million generated in the first nine months of fiscal year 2005. Operating cash flows in the first nine months of fiscal 2006 exclude $5.6 million in excess tax benefits from share-based compensation expense pursuant to SFAS 123(R). Operating cash flows in the first nine months of fiscal year 2005 include cash flows provided by discontinued operations of $1.9 million. Excluding these items, the reduction in cash from operating activities was primarily driven by a relative increases in accounts receivable ($19.8 million) and inventories ($17.4 million), partially offset by a relative increase in accrued liabilities ($16.2 million). The relative increase in accounts receivable was primarily due to higher sales volume, particularly late in the nine-month period, and the timing of customer payments, while the relative increase in inventories related primarily to our ongoing transition to internally sourced magnets for our MR products, the timing of new product launches and higher orders in the first nine months of fiscal year 2006. The relative increase in accrued liabilities was primarily due to lower income tax payments during the first nine months of fiscal year 2006.

We used $85.2 million of cash for investing activities in the first nine months of fiscal year 2006, which compares to $146.6 million generated from investing activities in the first nine months of fiscal year 2005. The use of cash for investing activities during the first nine months of fiscal year 2006 related primarily to the payment of $44.3 million and $14.5 million for the acquisitions of Polymer Labs and IonSpec, respectively, during the period as well as contingent and retained consideration payments totaling $11.3 million relating to prior-year acquisitions. Cash provided by investing activities during the first nine months of fiscal year 2005 related primarily to the pretax proceeds of $172.0 million from the sale of the Electronics Manufacturing business, partially offset by $28.3 million in payments made for the acquisition of Magnex. In addition, we generated $35.0 million from the sale of short-term investments during the first nine months of fiscal year 2005, which was partially offset by the purchase of short-term investments of $10.0 million. No purchases or sales of short-term investments were made in first nine months of fiscal year 2006.

We used $19.2 million of cash for financing activities in the first nine months of fiscal year 2006, which compares to $132.7 million used for financing activities in the first nine months of fiscal year 2005. The decrease in cash used for financing activities was primarily due to lower expenditures to repurchase and retire common stock, the repayment of a long-term note payable ($4.6 million) during the first nine months of fiscal year 2005 and the inclusion of $5.6 million of excess tax benefits from share-based compensation expense pursuant to SFAS 123(R) in the first nine months of fiscal year 2006. Expenditures to repurchase and retire common stock as a result of a continued effort to utilize excess cash to reduce the number of outstanding common shares were partially offset by larger proceeds from the issuance of common stock due to higher stock option exercise volume during the first nine months of fiscal year 2006.

As of June 30, 2006, we had a total of $75.6 million in uncommitted and unsecured credit facilities for working capital purposes with interest rates to be established at the time of borrowing. No borrowings were outstanding under these credit facilities as of June 30, 2006. Of the $75.6 million in uncommitted and unsecured credit facilities, a total of $49.0 million was limited for use by, or in favor of, certain subsidiaries at June 30, 2006, and a total of $12.5 million of this $49.0 million was being utilized in the form of bank guarantees and short-term standby letters of credit. These guarantees and letters of credit related primarily to advance payments and deposits made to our subsidiaries by customers for which separate liabilities were recorded in the consolidated financial statements at June 30, 2006. No amounts had been drawn by beneficiaries under these or any other outstanding guarantees or letters of credit as of that date.

As of June 30, 2006, we had $27.5 million in term loans outstanding, compared to $30.0 million at September 30, 2005. As of both June 30, 2006 and September 30, 2005, fixed interest rates on the term loans ranged from 6.7% to 7.2%. The weighted-average interest rate on the term loans was 6.8% at both June 30, 2006 and September 30, 2005. The term loans contain certain covenants that limit future borrowings and the payment of cash dividends and require the maintenance of certain levels of working capital and operating results. We were in compliance with all restrictive covenants of the term loan agreements at June 30, 2006.

In connection with the Magnex acquisition, we have accrued but not yet paid a portion of the purchase price amounts that have been retained to secure the sellers’ indemnification obligations. As of June 30, 2006, retained amounts for the Magnex acquisition totaled $3.0 million, which is due to be paid (or received in the form of notes payable by us at the sellers’ elections), net of any indemnification claims, in November 2006.

In connection with Polymer Labs acquisition, a total of $2.0 million of the $41.6 million purchase price paid at the closing of the acquisition is being held in escrow to secure the sellers’ indemnification obligations. This amount will be released to the sellers (net of any indemnification claims) in January 2007.

In connection with the IonSpec acquisition, we have accrued but not yet paid a portion of the purchase price that has been retained to secure the sellers’ indemnification obligations. As of June 30, 2006, retained amounts for the IonSpec acquisition totaled $1.4 million, which is due to be paid, net of any indemnification claims, in equal installments in February 2007 and February 2008.

As of June 30, 2006, up to a maximum of $42.0 million could be payable through February 2009 under contingent consideration arrangements relating to acquired businesses. Amounts subject to these arrangements can be earned over the respective measurement period, depending on the performance of the acquired business relative to certain financial targets.

The following table summarizes key terms of outstanding contingent consideration arrangements as of June 30, 2006:

Acquired business	Remaining amount available (maximum)	Measurement period	Measurement period end date
IonSpec	$14.0 million	3 years	February 2009
Magnex	$5.0 million	3 years	November 2007
Polymer Labs	$23.0 million	3 years	November 2008

In addition to the above amounts, we paid $1.4 million in the third quarter of fiscal year 2006 for the final contingent consideration payment due to the sellers in connection with the Bear Instruments, Inc. business (acquired in fiscal year 2001).

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

We had no material cancelable commitments for capital expenditures as of June 30, 2006. In the aggregate, we currently anticipate that our capital expenditures will be between $6 million and $11 million during the fourth quarter of fiscal year 2006.

On November 9, 2005, our Board of Directors approved a stock repurchase program under which we are authorized to utilize up to $100 million to repurchase shares of common stock. This repurchase program is effective until September 30, 2007. As of June 30, 2006, we had remaining authorization to repurchase $50.9 million of our common stock under this program.

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

Contractual Obligations and Other Commercial Commitments

The following table summarizes the amount and estimated timing of future cash expenditures relating to principal payments on outstanding debt, minimum rentals due for certain facilities and other leased assets under long-term, non-cancelable operating leases, and minimum purchase commitments (net of deposits paid) under long-term, non-cancelable vendor agreements as of June 30, 2006:

	Three Months Ending Sept. 29, 2006	Fiscal Years
		2007	2008	2009	2010	2011	Thereafter	Total
(in thousands)
Operating leases	$3,613	$8,203	$5,157	$3,257	$2,313	$1,697	$6,514	$30,754
Long-term debt (including current portion)	—	2,500	6,250	—	6,250	—	12,500	27,500
Purchase obligations, net of deposit paid	1,408	—	—	—	—	—	—	1,408

Total contractual cash obligations	$5,021	$10,703	$11,407	$3,257	$8,563	$1,697	$19,014	$59,662

In addition to the non-cancelable contractual obligations included in the above table, we had cancelable commitments to purchase certain superconducting magnets intended for use with NMR systems totaling $3.2 million, net of deposits paid, as of June 30, 2006. In the event that these commitments are canceled for reasons other than the supplier’s default, we may be responsible for reimbursement of actual costs incurred by the supplier.

As of June 30, 2006, we did not have any off-balance sheet commercial commitments that could result in a significant cash outflow upon the occurrence of some contingent event, except for contingent payments of up to a maximum of $42.0 million related to acquisitions as discussed under Liquidity and Capital Resources above, the specific amounts of which are not currently determinable.

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

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109, which addresses accounting for, and disclosure of, uncertain tax positions. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the requirements of FIN 48 and are not yet able to determine whether its adoption will have a material impact on our financial condition or results of operations.

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

At June 30, 2006, there were no outstanding forward contracts designated as cash flow hedges of forecasted transactions. During the first nine months of fiscal year 2006, no foreign exchange gains or losses from cash flow hedge ineffectiveness were recognized.

Our foreign exchange forward contracts generally range from one to 12 months in original maturity. A summary of all foreign exchange forward contracts that were outstanding as of June 30, 2006 follows:

	Notional Value Sold	Notional Value Purchased
(in thousands)
Euro	$—	$55,895
Australian dollar	—	30,824
British pound	25,947	—
Japanese yen	6,691	—
Canadian dollar	6,469	—
Swiss franc	—	1,619
Danish krona	1,396	—

	$40,503	$88,338

Interest Rate Risk. We have no material exposure to market risk for changes in interest rates. We invest any excess cash primarily in short-term U.S. Treasury securities and money market funds, and changes in interest rates would not be material to our financial condition or results of operations. We enter into debt obligations principally to support general corporate purposes, including working capital requirements, capital expenditures and acquisitions. At June 30, 2006, our debt obligations had fixed interest rates.

Based upon rates currently available to us for debt with similar terms and remaining maturities, the carrying amounts of long-term debt approximate their estimated fair values.

Although payments under certain of our operating leases for our facilities are tied to market indices, we are not exposed to material interest rate risk associated with our operating leases.

Debt Obligations.

Principal Amounts and Related Weighted-Average Interest Rates By Year of Maturity

	Three Months Ending Sept. 29, 2006	Fiscal Years
		2007	2008	2009	2010	2011	Thereafter	Total
(dollars in thousands)
Long-term debt (including current portion)	$—	$2,500	$6,250	$—	$6,250	$—	$12,500	$27,500
Average interest rate	—%	7.2%	6.7%	—%	6.7%	—%	6.7%	6.8%

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

Disclosure Controls and Procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our Chief Executive Officer and the Chief Financial Officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q (June 30, 2006), our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the third quarter of our fiscal year 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1A.	Risk Factors

See Item 1A—Risk Factors presented in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005, which we encourage you to carefully consider.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Stock Repurchase Program. The following table summarizes information relating to our stock repurchases during the third quarter of fiscal year 2006:

Fiscal Month	Shares Repurchased	Average Price Per Share	Total Value of Shares Repurchased as Part of Publicly Announced Plan (1)(2)	Maximum Total Value of Shares that May Yet Be Purchased Under the Plan
(In thousands, except per share amounts)
Balance – March 31, 2006				$61,887
April 1, 2006 – April 28, 2006	—	$—	$—	61,887
April 29, 2006 – May 26, 2006	80	42.49	3,410	58,477
May 27, 2006 – June 30, 2006	171	44.26	7,550	$50,927

Total shares repurchased	251	$43.69	$10,960

(1)	In November 2005, our Board of Directors approved a stock repurchase program under which we are authorized to utilize up to $100 million to repurchase shares of our common stock. This repurchase program is effective through September 30, 2007.
(2)	Excludes commissions on repurchases.

Item 6.	Exhibits

(a)	Exhibits.

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date	Exhibit Number	Filed Herewith
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARIAN, INC. (Registrant)

Date: August 8, 2006	By:	/s/ G. EDWARD MCCLAMMY
G. Edward McClammy
Senior Vice President, Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)