Form 10-K
period 2006-09-29
VARIAN INC
filed 2006-12-07
CIK 1079028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 29, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒                        Accelerated filer  ☐                        Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant based upon the closing sale price of the Common Stock on March 31, 2006, as reported by the Nasdaq National Market, was approximately $1,256,006,000.

The number of shares of the registrant’s Common Stock outstanding as of December 1, 2006 was 30,419,710.

Documents Incorporated by Reference:

Document Description	10-K Part
Certain sections, identified by caption, of the definitive Proxy Statement for the registrant’s 2007 Annual Meeting of Stockholders (the “Proxy Statement”)	III

An index of exhibits filed with this Form 10-K is located on pages 43-45.

VARIAN, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 29, 2006

PART I

Caution Regarding Forward-Looking Statements

Throughout this Report, and particularly in Item 1—Business, Item 1A—Risk Factors and Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, there are forward-looking statements that are based upon our current expectations, estimates and projections, and that reflect our beliefs and assumptions based on information available to us at the date of this Report. In some cases, you can identify these statements by words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or other similar terms. These forward-looking statements include (but are not limited to) those relating to the timing and amount of anticipated restructuring costs and related cost savings, whether and when backlog will result in actual sales, and our expected effective annual tax rate and anticipated capital expenditures in fiscal year 2007.

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

Other risks and uncertainties that could cause actual results to differ materially from those in our forward-looking statements include, but are not limited to, the following: whether we will succeed in new product development, release, commercialization, performance and acceptance; whether we can achieve continued growth in sales in both life science and industrial applications; risks arising from the timing of shipments, installations and the recognition of revenues on certain magnetic resonance (“MR”) products, including nuclear magnetic resonance (“NMR”), MR imaging and Fourier Transform mass spectrometry (“FTMS”) systems and superconducting magnets; the impact of shifting product mix on profit margins; competitive products and pricing; economic conditions in our product and geographic markets; whether we will see continued and timely delivery of key raw materials and components by suppliers; foreign currency fluctuations that could adversely impact revenue growth and earnings; whether we will see sustained or improved market investment in capital equipment; whether we will see reduced demand from customers that operate in cyclical industries; the impact of any delay or reduction in government funding for research; our ability to successfully evaluate, negotiate and integrate acquisitions; the actual costs, timing and benefits of restructuring and other efficiency improvement activities; the timing and amount of discrete tax events; the timing and amount of stock-based compensation expense; and other risks detailed from time to time in our filings with the U.S. Securities and Exchange Commission (the “SEC”). We disclaim any intent or obligation to update publicly any forward-looking statements, whether in response to new information, future events or otherwise.

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

Until March 11, 2005, we operated an electronics manufacturing business (the “Electronics Manufacturing business”), which was a contract manufacturer of electronic assemblies and subsystems such as printed circuit boards for original equipment manufacturers (“OEMs”). On that date, the Electronics Manufacturing business was sold to Jabil Circuit, Inc. As a result, our former Electronics Manufacturing business has been treated as a discontinued operation throughout this Annual Report on Form 10-K and is therefore excluded from all disclosures pertaining to our continuing operations.

Business Segments and Products

For financial reporting purposes, we have two business segments: Scientific Instruments and Vacuum Technologies, which are described below.

The products and activities of these two segments are related in certain important respects, particularly product applications. In many ways we view, manage, operate and describe our Company as being comprised of a single business. Described below are our products by segment, but then separately described are the primary applications for those products.

Scientific Instruments Products

Our Scientific Instruments segment designs, develops, manufactures, markets, sells and services products used in a broad range of life science and industrial applications requiring identification, quantification and analysis of the elemental, molecular, physical or biological composition or structure of liquids, solids or gases. These products include analytical instruments (primarily mass spectrometers, chromatography instruments, optical spectroscopy instruments and dissolution testing equipment), MR systems (including NMR spectroscopy systems, MR imaging systems, superconducting magnets used in NMR, MR imaging and other scientific instruments), and consumable products (including columns for gas and liquid chromatography and products for the preparation of samples prior to analysis by gas and liquid chromatography).

Mass spectrometry (“MS”) is a technique for analyzing the individual chemical components of substances by ionizing them and determining their mass-to-charge ratios. Our MS products incorporate various technologies for measuring mass, including single-quadrupole, triple-quadrupole and ion trap mass spectrometers and Fourier Transform mass spectrometry (“FTMS”) systems. We combine our mass spectrometers with other instruments to create high-performance instruments such as liquid chromatograph mass spectrometers (“LC/MS”), liquid chromatograph nuclear magnetic resonance mass spectrometers (“LC-NMR/MS”), gas chromatograph/mass spectrometers (“GC/MS”), inductively coupled plasma mass spectrometers (“ICP-MS”) and liquid chromatograph and gas chromatograph Fourier Transform mass spectrometers (“LC- and GC-FTMS”). We also offer related software, accessories and consumable products for these and other similar instruments.

Chromatography is a technique for separating, identifying and quantifying the individual chemical components of substances based on the physical and chemical characteristics specific to each component. Our chromatography instruments include gas chromatographs (“GC”), high-performance liquid chromatographs (“HPLC”), gel permeation chromatographs (“GPC”), sample automation products and data analysis software. For certain applications, mass spectrometers are sold as a detector for GC or HPLC systems. We also offer related accessories and consumable products for these and other similar instruments.

Optical spectroscopy is a technique for analyzing the individual chemical components of substances based on the absorption or emission of electromagnetic radiation of specific wavelengths of light. Our optical spectroscopy instruments include atomic absorption spectrometers (“AA”), inductively coupled plasma-optical emissions spectrometers (“ICP-OES”), inductively coupled plasma-mass spectrometers (“ICP-MS”), fluorescence spectrophotometers, ultraviolet-visible spectrophotometers (“UV-Vis”), Fourier Transform infrared spectrophotometers (“FT-IR”), near-infrared (“NIR”) spectrophotometers, Raman spectrometers and sample automation products. We also offer related software, accessories and consumable products for these and other similar instruments.

Dissolution testing is a technique for in-vitro analysis of the rate of release of a drug under controlled conditions. Our dissolution testing products include equipment, software, accessories and consumable products used in analyzing the rate of release and testing the physical characteristics of different dosage forms. Our UV-Vis spectrophotometers are often used with these products.

Magnetic resonance is a non-destructive instrumental technique that uses electromagnetic fields to interact with the magnetic property of atomic nuclei in order to determine and analyze the molecular content and structure of liquids and solids. Our NMR spectroscopy systems are used in the study of liquids containing chemical substances, including proteins, nucleic acids (DNA and RNA) and carbohydrates. They are also used for the analysis of solid materials such as membranes, crystals, plastics, rubbers, ceramics and polymers. Our MR imaging systems are used to obtain non-invasive images of primarily biological materials and to probe the chemical processes within these materials. Our MR imaging systems include human and other imaging systems used in research. We also offer probes, imaging gradient coils, consoles, software and other accessories to customers seeking to enhance NMR and MR imaging performance. Our MR products also include FTMS systems.

Superconducting magnets are used in NMR spectroscopy, MR imaging and FTMS systems. Our magnets are used in our NMR and MR imaging systems, and are also sold directly to OEMs (such as manufacturers of high-field MR imaging systems) and end-users.

Our software products are used to automate, process, collect, manage and store data generated by analytical instruments and MR systems, and are often used for regulatory compliance purposes with respect to such data. These products include: chromatography data systems that allow users to control LC and GC instruments from multiple vendors on a single platform; NMR and MR imaging data acquisition, processing, analysis and display software for our complete line of NMR and MR imaging systems; and other software products tailored to specific instruments and applications.

Our consumable products are used in numerous laboratory applications and include: sample preparation consumables such as solid phase extraction (“SPE”) and filtration products used in tube formats to clean up and extract complex samples for toxicology and environmental applications and in 96-well plate formats for drug discovery and clinical research applications; micro volume SPE pipette tips used in protein research; polymeric particles used in the synthesis and purification of therapeutic compounds, and for clinical diagnostic applications; HPLC and GC columns used to separate target analytes prior to UV detection or mass spectrometry analysis; HPLC columns and media used in health science applications for the analysis of thermally labile compounds; GC columns used in industrial applications for the analysis and purification of thermally stabile compounds; GPC columns and standards for the analysis of polymers; and other HPLC and GC stationary phase chemistries and column dimensions for a wide range of life science and industrial science applications. Consumable products also include scientific instrument parts and supplies such as filters and fittings for GC and HPLC systems; xenon lamps and cuvettes for UV-Vis-NIR, fluorescence, FT-IR and Raman spectroscopy instruments; and graphite furnace tubes, hollow cathode lamps and specialized sample introduction glassware for AAs, ICP-OESs and ICP-MSs. Other consumable products include on-site screening and laboratory-based kits for drugs of abuse testing (“DAT”) on urine or saliva samples, such as in pre-employment screening, criminal justice and toxicology testing.

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

Information Rich Detection Products

We refer to certain of the products described above as “information rich detectors” (“IRD”). IRD products include mass spectrometers, MR systems and FT-IR instruments. All of these products provide users with multi-dimensional layers of information and/or higher sensitivity, which are critical to the ability to optimize analyses and processes. IRD instruments typically provide broad-based qualitative capabilities for screening of compounds in complex mixtures, precise quantitative information for determining the relative concentrations of the compounds and dimensions of structural information for confirming the identity of the analytes. Our IRD products also include superconducting magnets, vacuum pumps, consumables and other products used either in or with our IRD instruments or sold directly to OEMs and end-users for use in IRD products, as well as various services we provide in connection with our IRD products.

Customers and Applications

Our products are sold principally for use in life science applications or for use in industrial applications (although many products are used in both applications). Life science applications include the study of biological processes and the testing of biological materials.

Almost all of the Scientific Instruments products described above are or can be used in life science applications, such as by pharmaceutical companies in drug development, manufacturing (including process control) and quality control; and by research hospitals and universities in basic chemistry, biological, biochemistry and health care research. Life science customers include branded and generic pharmaceutical companies, biotechnology and toxicology companies, governmental agencies and numerous academic institutions and research hospitals. The Vacuum Technologies products described above similarly are or can be used in a broad range of life science applications, such as in mass spectrometers for analytical analysis and in linear accelerators for cancer therapy. In fiscal years 2006, 2005 and 2004, sales into life science applications accounted for nearly half of our total sales (these are estimates based on assumptions of how our products are likely to be used by customers, and are provided only as an indication of a historical trend).

Almost all of the Scientific Instruments products described above are or can also be used in industrial applications, such as by environmental laboratories in performing chemical analyses of water, soil, air, solids and food products; by petroleum and natural gas companies in performing chemical analyses in refining, quality control and research; by agricultural, chemical, mining and metallurgy and food and beverage processing companies in conducting research and quality control; and by other industrial, governmental and academic research laboratories in forensic analysis, materials science and general research. The Vacuum Technologies products described above are or can be used in a broad range of industrial applications, such as in the manufacture of flat-panel displays, television tubes, decorative coating, architectural glass, optical lenses, light bulbs and automobile components; in food packaging; in the testing of aircraft components, automobile airbags, refrigeration components and industrial processing equipment; in high-energy physics research; and in the manufacture of semiconductors and fabrication and metrology equipment.

Marketing and Sales

In the U.S., we market and sell most of our products through our own direct sales organizations, although a few products and services are marketed and sold through independent sales representatives and distributors. Sales outside of the U.S. are generally made by our direct sales organizations, although some sales are made directly from the U.S. to customers outside of the U.S. In addition, in certain countries outside of the U.S., sales are made through various sales representative and distributor arrangements. To support this marketing and sales structure, we have sales and service offices in various locations in the U.S. and, through our subsidiaries, in various non-U.S. locations.

The markets in which we compete are, for the most part, global. Sales outside of North America accounted for 61%, 59%, and 58% of sales for fiscal years 2006, 2005 and 2004, respectively. As a result, our customers increasingly require service and support on a worldwide basis. We have sales and service offices located throughout North America, Europe, Asia Pacific and Latin America. We have invested substantial financial and management resources to develop an international infrastructure to meet the needs of our customers worldwide.

Demand for our products depends on many factors, including the level of capital expenditures of our customers, the rate of economic growth in our major markets and competitive considerations. No single customer accounted for 10% or more of our sales in fiscal year 2006, 2005 or 2004.

We experience some cyclical patterns in sales of our products. Generally, sales and earnings in the first quarter of our fiscal year are lower when compared to the preceding fourth fiscal quarter, primarily because there are fewer working days in the first fiscal quarter (October to December). Sales and earnings in our third fiscal quarter are usually flat to down sequentially compared to the second fiscal quarter, primarily because there are a number of holidays in the early part of the quarter, especially in Europe, and the June quarter-end has no significant customer year ends to influence orders. Our fourth fiscal quarter sales and earnings are often the highest in the fiscal year compared to the other three quarters, primarily because many government- and research-related customers spend budgeted money before their own fiscal years end. This cyclical pattern can be influenced by other factors, including the timing of revenue recognition on large systems, general economic conditions, acquisitions, new product introductions and products requiring long manufacturing and installation lead times (such as NMR, MR imaging and FTMS systems and superconducting magnets).

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

Backlog

Our recorded backlog (including deferred revenue and the revenue component of deferred profit included in the Consolidated Balance Sheet) was $247 million at September 29, 2006, $218 million at September 30, 2005 and $172 million at October 1, 2004. Backlog increased from September 30, 2005 primarily due to stronger order volume in our Scientific Instruments and Vacuum Technologies segments. In particular, increased orders for MR imaging systems, newer analytical instruments and vacuum products, as well as current-year acquisitions, drove the increase in backlog. For the period from October 1, 2004 to September 30, 2005, backlog increased primarily due to stronger order volume for Scientific Instruments products, particularly MR imaging systems, and the acquisition of Magnex Scientific Limited (“Magnex”) in November 2004.

We include in backlog purchase orders or production releases under blanket purchase orders that have firm delivery dates. Recorded backlog in U.S. dollars is impacted by foreign currency fluctuations. In addition, recorded backlog might not result in sales because of cancellations or other factors.

Most of our products are shipped soon after they are ordered by customers, with the time between order receipt and shipment being as short as a few days for some products and less than a fiscal quarter for most others. However, other products, in particular certain NMR, MR imaging and FTMS systems and superconducting magnets, can have significantly longer lead times, sometimes in excess of one year. Significant shipments often occur in the last month of each quarter, in part because of how customers place orders and schedule shipments.

We believe that over 90% of orders included in our backlog at September 29, 2006 will result in revenue before the end of fiscal year 2007.

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

We compete with many companies. Our Scientific Instruments segment competes primarily with Agilent, Bruker, JEOL, PerkinElmer, Shimadzu, Thermo Electron, Waters and other smaller suppliers. Our Vacuum Technologies segment competes primarily with Adixen (Alcatel), Linde (BOC Edwards), INFICON, Oerlikon Leybold, Pfeiffer, Ulvac and other smaller suppliers.

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

As of September 29, 2006, we operated 13 significant manufacturing facilities located throughout the world. Our Scientific Instruments segment had manufacturing facilities in Palo Alto, California; Walnut Creek, California; Lake Forest, California; Ft. Collins, Colorado; Randolph, Massachusetts; Cary, North Carolina; Melbourne, Australia; Grenoble, France; Middelburg, Netherlands; Church Stretton, United Kingdom; and Yarnton, United Kingdom. Our Vacuum Technologies segment had manufacturing facilities in Lexington, Massachusetts, and Turin, Italy.

All of our significant manufacturing facilities have been certified as complying with the International Organization for Standardization Series 9000 Quality Standards (“ISO 9000”).

Raw Materials

Our manufacturing operations require a wide variety of raw materials, electronic and mechanical components, chemical and biochemical materials and other supplies, some of which are occasionally in short supply. In addition, use of certain of our products requires reliable and cost-effective supply of certain raw materials. For example, end-users of our NMR, MR imaging and FTMS systems and superconducting magnets require helium to operate those products. Helium is currently difficult to source and becoming more expensive. If we or our customers cannot obtain sufficient quantities of helium, it could prevent us from shipping and installing superconducting magnets, which could result in our inability to recognize revenues on NMR, MR imaging or FTMS systems or superconducting magnets. In addition, shortages of helium could result in even higher helium prices, and thus higher operating costs for NMR, MR imaging and FTMS systems and superconducting magnets, which could impact demand for those products. Changes in the availability or price of certain other key raw materials or components could increase our costs or our customers’ costs to acquire and operate our products, which could have an adverse effect on our financial condition or results of operations.

We manufacture some components used in our products. Other components, including certain consumables materials and electronic components and subassemblies, are purchased from other manufacturers. Most of the raw materials, components and supplies we purchase are available from a number of different suppliers; however, a number of items—in particular, wire used in superconducting magnets and electronic subassemblies used in scientific instruments—are purchased from limited or single sources of supply. Disruption of these sources could cause delays or reductions in shipment of our products or increases in our costs, which could have an adverse effect on our financial condition or results of operations.

Research and Development

We are actively engaged in basic and applied research, development and engineering programs designed to develop new products and to improve existing products. During fiscal years 2006, 2005 and 2004, we spent $59.7 million, $53.9 million and $48.7 million, respectively, on research, development and engineering activities. Over this period, the focus of our research and development activities has been shifting more toward information rich detection and consumable products. We intend to continue to conduct extensive research and development activities, with a continued emphasis on information rich detection products such as NMR and MR imaging systems, superconducting magnets, mass spectrometers (including vacuum products for use in OEM mass spectrometers) and certain consumable products. There can be no assurance that we will be able to develop and market new products on a cost-effective and timely basis, that such products will compete favorably with products developed by others or that our existing technology will not be superseded by new discoveries or developments.

Customer Service and Support

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

Patent and Other Intellectual Property Rights

We have a policy of seeking patent, copyright, trademark and trade secret protection in the U.S. and other countries for developments, improvements and inventions originating within our organization that are incorporated in our products or that fall within our fields of interest. As of September 29, 2006, we owned approximately 332 patents in the U.S. and approximately 605 patents throughout the world, and had numerous patent applications on file with various patent agencies worldwide. We intend to continue to file patent applications as we deem appropriate.

We rely on a combination of copyright, trade secret and other legal, as well as contractual, restrictions on disclosure, copying and transferring title to protect our proprietary rights. We have trademarks, both registered and unregistered, that are maintained and enforced to provide customer recognition for our products in the marketplace. We also have agreements with third parties that provide for licensing of patented or proprietary technology. These agreements frequently include royalty-bearing licenses and technology cross-licenses.

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

Employees

At September 29, 2006, we had approximately 3,700 full-time and temporary employees and contract workers worldwide—approximately 1,700 in North America, 1,100 in Europe, 800 in Asia Pacific and 100 in Latin America.

Executive Officers

The following table sets forth the names and ages of our executive officers, together with positions and offices held within the last five years by such executive officers.

Name	Age	Position (Business Experience)	Period
Garry W. Rogerson	54	President and Chief Executive Officer	2004-Present
		President and Chief Operating Officer	2002-2004
		Senior Vice President, Scientific Instruments	2001-2002

G. Edward McClammy	57	Senior Vice President, Chief Financial Officer and Treasurer	2002-Present
		Vice President, Chief Financial Officer and Treasurer	2001-2002

A. W. Homan	47	Senior Vice President, General Counsel and Secretary	2006-Present
		Vice President, General Counsel and Secretary	1999-2006

Martin O’Donoghue	48	Senior Vice President, Scientific Instruments	2006-Present
		Vice President, Scientific Instruments	2003-2006
		Vice President, Analytical Instruments	2002-2003
		Vice President and General Manager, Chromatography Systems and Analytical Supplies	2000-2002

Sergio Piras	57	Senior Vice President, Vacuum Technologies	2006-Present
		Vice President, Vacuum Technologies	2000-2006

Sean M. Wirtjes	37	Vice President and Controller	2006-Present
		Controller	2004-2006
		Assistant Controller	2002-2004
		Corporate Controller, Quova, Inc.	2000-2001

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

Variability of Operating Results.    We experience some cyclical patterns in sales of our products. Generally, sales and earnings in the first quarter of our fiscal year are lower when compared to the preceding fourth fiscal quarter, primarily because there are fewer working days in our first fiscal quarter (October to December). Sales and earnings in our third fiscal quarter are usually flat to down sequentially compared to the second fiscal quarter, primarily because there are a number of holidays in the early part of the quarter, especially in Europe, and the June quarter-end has no significant customer year ends to influence orders. Our fourth fiscal quarter sales and earnings are often the highest in the fiscal year compared to the other three quarters, primarily because many government- and research-related customers spend budgeted money before their own fiscal years end. This cyclical pattern can be influenced by other factors, including the timing of revenue recognition on large systems, general economic conditions, acquisitions, new product introductions and products requiring long manufacturing and installation lead times (such as NMR, MR imaging and FTMS systems and superconducting magnets). Consequently, our results of operations may fluctuate significantly from quarter to quarter.

For most of our products, we operate on a short backlog, as short as a few days for some products and less than a fiscal quarter for most others. We also make significant shipments in the last few weeks of each quarter, in part because of how our customers place orders and schedule shipments. This can make it difficult for us to forecast our results of operations.

Certain of our NMR, MR imaging and FTMS systems, NMR probes, superconducting magnets and other related components sell on long lead-times, sometimes in excess of one year. Certain of these systems and components sell for high prices; are complex; require development of new technologies and, therefore, significant research and development resources; are often intended for evolving research applications; often have customer-specific features, capabilities and acceptance criteria; and, in the case of NMR, MR imaging and FTMS systems, require superconducting magnets that can be difficult to manufacture and require long lead times. If we are unable to meet these challenges, it could have an adverse effect on our financial condition or results of operations. In addition, all of these factors can make it difficult for us to forecast shipment, installation and acceptance of, and installation and warranty costs on, NMR, MR imaging and FTMS systems, NMR probes and superconducting magnets, which in turn can make it difficult for us to forecast the timing of revenue recognition and the achieved gross profit margin on these products.

Changes in our effective tax rate can also create variability in our operating results. Our effective tax rate can be adversely affected by earnings being lower than anticipated in countries having lower statutory rates and higher than anticipated in countries having higher statutory rates, by changes in the valuation of deferred tax assets or liabilities or by changes in tax laws or interpretations thereof. In addition, we are subject to examination of our income tax returns by the U.S. Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our income tax reserves and expense. Should actual events or results differ from our current expectations, charges against or credits to our income tax reserves and expense may become necessary. Any such adjustments could have an adverse effect on our financial condition or results of operations.

Competition.    The industries in which we operate are highly competitive. We compete against many U.S. and non-U.S. companies, most with global operations. Some of our competitors have greater financial resources than we have, which may enable them to respond more quickly to new or emerging technologies, take advantage of acquisition opportunities, achieve economies of scale and other cost reductions, compete on price, or devote greater resources to research and development, engineering, manufacturing, marketing, sales or managerial activities. Others have greater name recognition and geographic and market presence or lower cost structures than we do. In addition, weaker demand and excess capacity in our industries could cause greater price competition as our competitors seek to maintain sales volumes and market share. For the foregoing reasons, competition could result in lower revenues due to lost sales or price reductions, lower margins and loss of market share, which could have an adverse effect on our financial condition or results of operations.

New Product Development.    Technological innovation and new product development are important to maintain the competitive position of our products and to grow our sales and profit margins. We have historically dedicated a significant portion of our resources to research and development efforts as a means of generating new products and improving existing products, and intend to continue to conduct extensive research and development activities, with an emphasis on information rich detection products such as NMR and MR imaging systems, superconducting magnets, mass spectrometers (including vacuum products for use in mass spectrometers) and certain consumable products. However, there can be no assurance that we will be able to improve existing products and/or develop new products on a cost-effective and timely basis, that such products will compete favorably with products developed by others or that our existing technology will not be superseded by new discoveries or developments. If we fail to improve existing products and/or develop new products, we could experience lower revenues and/or lower profit margins, which could have an adverse effect on our financial condition or results of operations.

Key Suppliers and Raw Materials.    Some items we purchase for the manufacture of our products, including wire used in superconducting magnets and electronic subassemblies used in scientific instruments, are purchased from limited or single sources of supply. Disruption of these sources could cause delays or reductions in shipments of our products or increases in our costs, which could have an adverse effect on our financial condition or results of operations.

In addition, the manufacturing and/or use of certain of our products require raw materials for which supply and price can fluctuate significantly. For example, end-users of our NMR, MR imaging and FTMS systems and superconducting magnets require helium to operate those products. Helium is currently difficult to source and is becoming more expensive. If we or our customers cannot obtain sufficient quantities of helium, it could prevent us from shipping and installing superconducting magnets, which could result in our inability to recognize revenues on NMR, MR imaging or FTMS systems or superconducting magnets. In addition, shortages of helium could result in even higher helium prices and thus higher operating costs for NMR, MR imaging and FTMS systems and superconducting magnets, which could impact demand for those products. Changes in the availability or price of certain other key raw materials or components could increase our costs or our customers’ costs to acquire and operate our products, which could have an adverse effect on our financial condition or results of operations.

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

Our employees based in certain countries outside of the U.S. are subject to factory-specific and/or industry-wide collective bargaining agreements. Of these, certain of our employees in Australia are subject to collective bargaining agreements that will need to be renewed in April 2009. A work stoppage, strike or other labor action at this or other of our facilities could have an adverse effect on our financial condition or results of operations.

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

Acquisitions.    We have acquired companies and operations and made minority equity investments in private companies, and intend to acquire companies and operations (and make minority equity investments in private companies) in the future, as part of our growth strategy. These acquisitions must be carefully evaluated and negotiated if they are to be successful. Once completed, acquired operations must be carefully integrated to realize expected synergies, efficiencies and financial results. Some of the challenges in doing this include retaining key employees, managing operations in new geographic areas, retaining key customers, integrating data systems, assessing (and if necessary implementing or improving) internal control over financial reporting and managing transaction costs. All of this must be done without diverting management and other resources from other operations and activities. Additionally, acquisition-related goodwill and minority equity investments in private companies are subject to regular impairment testing and potential impairment charges. For all of these reasons, failure to successfully evaluate, negotiate and integrate acquisitions could have an adverse effect on our financial condition or results of operations.

Restructuring Activities.    We have undertaken restructuring and other efficiency improvement activities, and may undertake similar activities in the future, that we expect to result in certain costs and eventual cost savings. These costs and cost savings are based on estimates at the time of plan commitment as to the timing of activities to be completed and the timing and amount of related costs to be incurred. We could experience delays and business disruptions in connection with completing restructuring and other efficiency improvement activities and our estimates of the costs to complete and savings achieved by these activities could change. As a result, these activities could have an adverse impact on our financial condition or results of operations.

Non-U.S. Operations and Currency Exchange Rates.    A significant portion of our manufacturing activities, customers, suppliers and employees are outside of the U.S. As a result, we are subject to various risks, including the following: duties, tariffs and taxes; restrictions on currency conversions, fund transfers or profit repatriations; import, export and other trade restrictions; protective labor regulations and union contracts; compliance with local laws and regulations, as well as U.S. laws and regulations (such as the Foreign Corrupt Practices Act) as they relate to our non-U.S. operations; travel and transportation difficulties; and adverse developments in political or economic environments in countries where we operate. These risks could have an adverse effect on our financial condition or results of operations.

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

Key Personnel.    Our success depends upon the efforts and abilities of key personnel, including research and development, engineering, manufacturing, finance, administrative, marketing, sales and management personnel. The availability of qualified personnel and the cost to attract and retain them can vary significantly based on factors such as the strength of the general economy. However, even in weak economic periods, there is still intense competition for personnel with certain expertise in the geographic areas where we compete for personnel. In addition, certain employees have significant institutional and proprietary technical knowledge, which could be difficult to quickly replace. Failure to attract and retain qualified personnel, who generally do not have employment agreements or post-employment non-competition agreements, could have an adverse effect on our financial condition or results of operations.

Certain Employee Benefit Plans.    Many of our U.S. employees and some of our U.S. retirees participate in health care plans under which we are self-insured. We maintain a stop-loss insurance policy that covers the cost of certain individually large claims under these plans. During each year, our expenses under these plans are recorded based on actuarial estimates of the number and costs of expected claims, administrative costs, and stop-loss premiums. These estimates are then adjusted at the end of each plan year to reflect actual costs incurred. Actual costs under these plans are subject to variability depending primarily upon participant enrollment and demographics, the actual number and costs of claims made and whether and how much the stop-loss insurance we purchase covers the cost of these claims. In the event that our cost estimates differ from actual costs, our financial condition and results of operations could be adversely impacted.

We also maintain defined benefit pension plans for our employees in several countries outside of the U.S. In accordance with Statement of Financial Accounting Standards No. (“SFAS”) 87, Employers’ Accounting for Pensions, we utilize a number of assumptions including the expected long-term rate of return on plan assets and the discount rate in order to determine our defined benefit pension plan costs each year. These assumptions are set based on relevant debt, equity and other market conditions in the countries in which the plans are maintained. We adjust these assumptions each year in response to corresponding changes in the underlying market conditions. Changes in these market conditions result in corresponding changes in our defined benefit pension plan assumptions, liabilities and costs. In addition, changes in relevant government regulations in the countries in which our defined benefit pension plans are located and/or changes in the accounting rules applicable to these plans (including SFAS 87) could also impact our defined benefit pension plan liabilities and costs. Any such changes could have an adverse effect on our financial condition or results of operations.

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

For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further environmental-related activities or to estimate the future costs of such activities if undertaken. As of September 29, 2006, it was nonetheless estimated that our share of the future exposure for environmental-related costs for these sites and facilities ranged in the aggregate from $1.3 million to $2.6 million (without discounting to present value). The time frame over which these costs are expected to be incurred varies with each site and facility, ranging from one year up to 14 years as of September 29, 2006. No amount in the foregoing range of estimated future costs is believed to be more probable of being incurred than any other amount in such range, and we therefore had an accrual of $1.3 million as of September 29, 2006.

As to certain sites and facilities, sufficient knowledge has been gained to be able to better estimate the scope and certain costs of future environmental-related activities. As of September 29, 2006, it was estimated that our share of the future exposure for these environmental-related costs for these sites and facilities ranged in the aggregate from $3.4 million to $12.8 million (without discounting to present value). The time frame over which these costs are expected to be incurred varies with each site and facility, ranging from two years up to 30 years as of September 29, 2006. As to each of these sites and facilities, it was determined that a particular amount within the range of certain estimated costs was a better estimate of the future environmental-related cost than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. Together, the undiscounted amounts for these sites totaled $6.3 million at September 29, 2006. We therefore had an accrual of $4.1 million as of September 29, 2006, which represents the best estimate of our share of these future environmental-related costs discounted at 4%, net of inflation. This accrual is in addition to the $1.3 million described in the preceding paragraph.

At September 29, 2006, our reserve for environmental-related costs, based upon future environmental-related costs estimated by us as of that date, was calculated as follows:

	Recurring Costs	Non- Recurring Costs	Total Anticipated Future Costs
(in millions)
Fiscal Year
2007	$0.2	$0.4	$0.6
2008	0.2	0.4	0.6
2009	0.2	0.2	0.4
2010	0.2	0.2	0.4
2011	0.2	0.1	0.3
Thereafter	4.2	0.9	5.1

Total costs	$5.2	$2.2	7.4

Less imputed interest			(2.0)

Reserve amount			5.4
Less current portion			(0.6)

Long-term (included in Other liabilities)			$4.8

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

An insurance company has agreed to pay a portion of certain of VAI’s (now VMS’) future environmental-related costs for which we have an indemnification obligation, and we therefore have a long-term receivable of $1.1 million (discounted at 4%, net of inflation) in other assets as of September 29, 2006 for our share of such recovery. We have not reduced any environmental-related liability in anticipation of recoveries from third parties.

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

In January 2003, the European Union (“EU”) adopted Directive 2002/96/EC on Waste Electrical and Electronic Equipment (the “WEEE Directive”). The WEEE Directive requires EU-member countries to adopt implementing legislation imposing certain responsibilities on producers (manufacturers and importers) in the EU of electrical and electronic equipment with respect to the collection and disposal of waste from that equipment. Certain requirements of the WEEE Directive took effect in August 2005, in particular the requirement that each EU-member country adopt legislation implementing the WEEE Directive in that country. All EU-member countries where we manufacture or import products have adopted such implementing legislation (although in some cases to be effective at a future date). We are incurring (or will incur) waste collection and disposal costs to comply with implementing legislation under the WEEE Directive. These costs have not been significant to-date and we do not expect them to be significant in the future, but if they are, our financial condition or results of operations could be materially adversely affected. In addition, similar legislation has been or could be enacted in other countries outside the EU, which could have an adverse effect on our financial condition or results of operations.

In January 2003, the EU also adopted Directive 2002/95/EC on Restriction on the Certain Hazardous Substances in Electrical and Electronic Equipment (the “RoHS Directive”). The RoHS Directive bans in the EU the use of certain hazardous materials in electrical and electronic equipment. The RoHS Directive took effect on July 1, 2006, the date by which each EU-member country was required to adopt legislation implementing the Directive in that country. All EU-member countries where we manufacture or import products have adopted such implementing legislation. We have not incurred significant costs to comply with implementing legislation under the RoHS Directive and we do not expect such costs to be significant in the future, but if they are, our financial condition or results of operations could be materially adversely affected. In addition, similar legislation has been or could be enacted in other countries outside the EU and/or the scope of the RoHS Directive could be expanded by the EU or EU-member countries, which could have an adverse effect on our financial condition or results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of September 29, 2006, we had manufacturing, warehouse, research and development, sales, service and administrative facilities that had an aggregate floor space of approximately 625,000 square feet in the U.S. and 813,000 square feet outside of the U.S., for a total of approximately 1,438,000 square feet worldwide. Of these facilities, aggregate floor space of approximately 560,000 square feet was leased, and we owned the remainder. We believe that our facilities and equipment generally are well maintained, in good operating condition, suitable for our purposes and adequate for current operations.

As of September 29, 2006, we owned or leased 13 significant manufacturing facilities located throughout the world. Our Scientific Instruments segment had manufacturing facilities in Palo Alto, California; Walnut Creek, California; Lake Forest, California; Ft. Collins, Colorado; Randolph, Massachusetts; Cary, North Carolina; Melbourne, Australia; Grenoble, France; Middleburg, Netherlands; Church Stretton, United Kingdom; and Yarnton, United Kingdom. Our Vacuum Technologies segment had manufacturing facilities in Lexington, Massachusetts, and Turin, Italy. We also owned or leased 51 sales and service facilities located throughout the world, 45 of which were located outside of the U.S., including in Argentina, Australia, Brazil, Canada, China, France, Germany, India, Italy, Japan, Korea, Mexico, Netherlands, Russia, Spain, Sweden, Switzerland, Taiwan and the United Kingdom.

Item 3. Legal Proceedings

We are involved in pending legal proceedings that are ordinary, routine and incidental to our business. While the ultimate outcome of these and other legal matters is not determinable, we believe that these matters are not reasonably likely to have a material adverse effect on our financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Our high and low common stock selling prices in each of the four quarters of fiscal year 2006 and 2005 follow:

	Fiscal Year 2006 Common Stock Selling Prices
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$43.10	$41.56	$45.91	$48.87
Low	$34.65	$37.78	$39.18	$39.52

	Fiscal Year 2005 Common Stock Selling Prices
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$41.43	$43.31	$39.61	$40.64
Low	$31.90	$33.75	$32.71	$33.05

Our common stock is traded on the NASDAQ Global Select Market under the trading symbol VARI.

We have never paid cash dividends on our capital stock and do not currently anticipate paying any cash dividends in the foreseeable future.

There were 2,863 holders of record of our common stock on December 1, 2006.

(b) Not applicable.

(c) Stock Repurchase Program.    The following table summarizes information relating to stock repurchases during the fiscal quarter ended September 29, 2006.

Fiscal Month	Shares Repurchased	Average Price Per Share	Total Value of Shares Repurchased as Part of Publicly Announced Plan (1)(2)	Maximum Total Value of Shares that May Yet Be Purchased Under the Plan
(In thousands, except per share amounts)
Balance – June 30, 2006				$50,927
July 1, 2006 – July 28, 2006	—	$—	$—	50,927
July 29, 2006 – August 25, 2006	245	43.90	10,743	40,184
August 26, 2006 – September 29, 2006	69	45.50	3,163	$37,021

Total shares repurchased	314	$44.25	$13,906

(1)	In November 2005, our Board of Directors approved a stock repurchase program under which we are authorized to utilize up to $100 million to repurchase shares of our common stock. This repurchase program is effective through September 30, 2007.
(2)	Excludes commissions on repurchases.

Item 6. Selected Financial Data

	Fiscal Year Ended
	Sept. 29, 2006(1)	Sept. 30, 2005	Oct. 1, 2004	Oct. 3, 2003	Sept. 27, 2002
(in millions, except per share amounts)
Statement of Earnings Data
Sales	$834.7	$772.8	$724.4	$668.8	$605.0
Earnings from continuing operations before income taxes	$74.7	$63.5	$68.4	$52.8	$61.4
Income tax expense	$24.6	$16.8	$23.1	$17.8	$21.7
Earnings from continuing operations	$50.1	$46.7	$45.3	$35.0	$39.7
Earnings from discontinued operations	$—	$79.3	$14.2	$14.1	$11.9
Net earnings	$50.1	$126.0	$59.5	$49.1	$51.6
Net earnings per basic share:
Continuing operations	$1.62	$1.39	$1.31	$1.03	$1.18
Discontinued operations	$—	$2.35	$0.41	$0.42	$0.36
Net earnings	$1.62	$3.74	$1.72	$1.45	$1.54
Net earnings per diluted share:
Continuing operations	$1.59	$1.36	$1.27	$1.00	$1.14
Discontinued operations	$—	$2.31	$0.39	$0.40	$0.34
Net earnings	$1.59	$3.67	$1.66	$1.40	$1.48

	Fiscal Year End
	Sept. 29, 2006	Sept. 30, 2005	Oct. 1, 2004	Oct. 3, 2003	Sept. 27, 2002
Balance Sheet Data
Total assets	$861.6	$796.0	$830.7	$737.1	$634.6
Long-term debt (excluding current portion)	$25.0	$27.5	$30.0	$36.3	$37.6

(1)	The results for fiscal year 2006 reflect share-based compensation expense as a result of the adoption of SFAS 123(R) on a prospective basis in the first quarter of fiscal year 2006. Accordingly, the results for prior periods do not reflect such expense.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our fiscal years reported are the 52- or 53-week periods that ended on the Friday nearest September 30. Fiscal year 2006 was comprised of the 52-week period that ended on September 29, 2006. Fiscal year 2005 was comprised of the 52-week period that ended on September 30, 2005. Fiscal year 2004 was comprised of the 52-week period that ended on October 1, 2004.

The discussion below should be read together with the risks to our business as described in Part I—Caution Regarding Forward-Looking Statements and Item 1A—Risk Factors.

Results of Operations

Sale of Electronics Manufacturing Business and Discontinued Operations.    During the second quarter of fiscal year 2005, we sold the business formerly operated as our Electronics Manufacturing segment to Jabil Circuit, Inc. In connection with the sale, we determined that this business should be accounted for as discontinued operations in accordance with accounting principles generally accepted in the United States. Consequently, the results of operations of the Electronics Manufacturing business have been excluded from our results from continuing operations for fiscal years 2005 and 2004 and have instead been presented on a discontinued operations basis. Earnings from discontinued operations are discussed separately below.

Fiscal Year 2006 Compared to Fiscal Year 2005

Segment Results

Our continuing operations are grouped into two reportable business segments: Scientific Instruments and Vacuum Technologies. The following table presents comparisons of our sales and operating earnings for each of our segments and in total for fiscal years 2006 and 2005:

	Fiscal Year Ended
	September 29, 2006		September 30, 2005		Increase (Decrease)
	$	% of Sales	$	% of Sales	$	%
(dollars in millions)
Sales by Segment:
Scientific Instruments	$686.0		$632.9		$53.1	8.4%
Vacuum Technologies	148.7		139.9		8.8	6.3

Total company	$834.7		$772.8		$61.9	8.0%

Operating Earnings by Segment:
Scientific Instruments	$60.3	8.8%	$50.7	8.0%	$9.6	18.8%
Vacuum Technologies	29.1	19.6	25.4	18.2	3.7	14.6

Total segments	89.4	10.7	76.1	9.8	13.3	17.4
General corporate	(16.6)	(2.0)	(15.9)	(2.1)	(0.7)	(4.4)

Total company	$72.8	8.7%	$60.2	7.8%	$12.6	20.9%

Scientific Instruments.    The increase in Scientific Instruments sales was primarily attributable to higher sales volume of magnetic resonance (“MR”) imaging systems, mass spectrometers and other analytical instruments for industrial applications and, to a lesser extent, life science applications. Sales into the environmental, energy and mining industries were particularly strong in fiscal year 2006. The increase was partially offset by lower sales of high-field nuclear magnetic resonance (“NMR”) systems. Scientific Instruments revenues for fiscal year 2005 do not include sales from Polymer International Limited (“Polymer Labs”), which was acquired in November 2005 and generated revenue of approximately $24 million during the twelve months ended September 30, 2005.

Scientific Instruments operating earnings for fiscal year 2006 reflect an in-process research and development charge of $0.8 million, acquisition-related intangible amortization of $8.3 million, restructuring and other related costs of $0.2 million (see Restructuring Activities below) and amortization of $4.3 million related to inventory written up in connection with the acquisitions of Magnex Scientific Limited (“Magnex”), Polymer Labs and IonSpec Corporation (“IonSpec”). In addition, operating earnings for fiscal year 2006 include the impact of share-based compensation expense of $3.5 million as a result of our adoption of SFAS 123(R), Share-Based Payment, during the first quarter of fiscal year 2006. In comparison, Scientific Instruments operating earnings for fiscal year 2005 reflect an in-process research and development charge of $0.7 million, acquisition-related intangible amortization of $6.5 million, restructuring and other related costs of $6.5 million and amortization of $4.3 million related to inventory written up in connection with the Magnex acquisition. Excluding the impact of these items, the increase in operating earnings as a percentage of sales resulted primarily from sales volume leverage and a mix shift toward higher-margin products (including mass spectrometers and MR imaging systems) and away from lower-margin high-field NMR systems.

Vacuum Technologies.    The increase in Vacuum Technologies sales was driven by higher sales volume of products, particularly turbomolecular pumps, for both life science and industrial applications.

Vacuum Technologies operating earnings for fiscal year 2006 include the impact of share-based compensation expense of $1.1 million as a result of our adoption of SFAS 123(R) during the first quarter of fiscal year 2006. Excluding the impact of this amount, the increase in Vacuum Technologies operating earnings as a percentage of sales was primarily attributable to sales volume leverage, increased sales of higher-margin products (particularly turbomolecular pumps), and reduced costs from the consolidation of and process improvements in the segment’s vacuum pump exchange operations, which positively impacted the segment’s operating profit percentage by approximately 50 basis points.

Consolidated Results

The following table presents comparisons of our sales and other selected consolidated financial results for fiscal years 2006 and 2005:

	Fiscal Year Ended
	September 29, 2006		September 30, 2005		Increase (Decrease)
	$	% of Sales	$	% of Sales	$	%
(dollars in millions, except per share data)
Total sales	$834.7	100.0%	$772.8	100.0%	$61.9	8.0%

Gross profit	374.3	44.8	336.7	43.6	37.6	11.2

Operating expenses:
Selling, general and administrative	241.0	28.9	221.8	28.7	19.2	8.7
Research and development	59.7	7.1	54.0	7.0	5.7	10.7
Purchased in-process research and development	0.8	0.1	0.7	0.1	0.1	8.0

Total operating expenses	301.5	36.1	276.5	35.8	25.0	9.1

Operating earnings	72.8	8.7	60.2	7.8	12.6	20.9
Interest income	4.0	0.5	5.4	0.7	(1.4)	25.7
Interest expense	(2.2)	(0.3)	(2.2)	(0.3)	—	—
Income tax expense	(24.5)	(2.9)	(16.7)	(2.2)	(7.8)	46.7

Earnings from continuing operations	$50.1	6.0%	$46.7	6.0%	$3.4	7.2%

Net earnings per diluted share from continuing operations	$1.59		$1.36		$0.23

Sales.    As discussed under the heading Segment Results above, sales by the Scientific Instruments and Vacuum Technologies segments in fiscal year 2006 increased by 8.4% and 6.3%, respectively, compared to fiscal year 2005. Revenues for fiscal year 2005 do not include sales from Polymer Labs, which was acquired in November 2005 and generated revenue of approximately $24 million during the twelve months ended September 30, 2005. Excluding revenue from Polymer Labs, sales in fiscal year 2006 increased by approximately 5% compared to fiscal year 2005. These higher sales were primarily the result of strong demand for products used in industrial applications.

For geographic reporting purposes, we utilize four regions—North America (excluding Mexico), Europe (including the Middle East and Africa), Asia Pacific (including India) and Latin America (including Mexico).

Geographically, sales into North America of $325.5 million, Europe of $307.6 million, and the rest of the world of $201.6 million in fiscal year 2006 represented increases of 2.9%, 6.5% and 20.2%, respectively, compared to fiscal year 2005. The increase in sales into the rest of the world was primarily the result of higher sales of MR imaging systems, mass spectrometers and turbomolecular pumps. Excluding the impact of the Polymer Labs acquisition, sales into North America were flat and sales into Europe were approximately 2% higher during fiscal year 2006.

Gross Profit.    Gross profit for fiscal year 2006 reflects the impact of $5.1 million in amortization expense relating to acquisition-related intangible assets, $4.3 million in amortization expense related to inventory written up in connection with the Magnex, Polymer Labs and IonSpec acquisitions (this amount was included in cost of sales) and share-based compensation expense of $0.4 million. In comparison, gross profit for fiscal year 2005 reflects the impact of $3.9 million in amortization expense relating to acquisition-related intangible assets and $4.3 million in amortization expense related to inventory written up in connection with the Magnex acquisition. Excluding the impact of these items, the gross profit percentage increased primarily as a result of sales volume leverage, a mix shift towards higher margin products including mass spectrometers, MR imaging systems and turbomolecular pumps and away from lower-margin high-field NMR systems. In addition, reduced costs resulting from the consolidation of and process improvements in the pump exchange operations in our Vacuum Technologies segment positively impacted the gross margin percentage by approximately 10-20 basis points.

Selling, General and Administrative.    Selling, general and administrative expenses for fiscal year 2006 reflect the impact of $3.3 million in amortization expense relating to acquisition-related intangible assets, $0.2 million in restructuring and other related costs and $7.7 million in share-based compensation expense. In comparison, selling, general and administrative expenses for fiscal year 2005 reflect the impact of $6.9 million in restructuring and other related costs, $2.6 million in acquisition-related intangible amortization and a loss of $1.5 million relating to the settlement of a defined benefit pension plan. Excluding the impact of these items, selling, general and administrative expenses were slightly higher as a percentage of sales as a result of higher order-based commissions and transition costs related to recent acquisitions in the Scientific Instruments segment. This was partially offset by sales volume leverage and lower costs of complying with the requirements of Section 404 of the Sarbanes-Oxley Act, which were 0.2% of sales for fiscal year 2006, compared to 0.7% of sales for fiscal year 2005 (which was our initial year of implementation).

Research and Development.    Research and development expenses for fiscal year 2006 reflect the impact of share-based compensation expense of $0.5 million. Excluding this item, research and development expenses were relatively flat as a percentage of sales between the periods. The increase in research and development expenses in absolute dollars was primarily due to the acquisitions of Polymer Labs and IonSpec as well as higher spending on new product development for primarily information rich detection products.

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

The following table sets forth changes in our restructuring liability during fiscal year 2006 in connection with this plan:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at September 30, 2005	$82	$1,153	$1,235

Charges to expense	12	—	12
Cash payments	(91)	(576)	(667)
Foreign currency impacts and other adjustments	(3)	(21)	(24)

Balance at September 29, 2006	$—	$556	$556

We currently expect all remaining facilities-related liabilities to be settled in cash by the end of fiscal year 2007. We incurred $0.2 million in other costs relating directly to this restructuring plan during fiscal year 2006. This amount was comprised of employee relocation and retention costs, which were settled in cash. Since the inception of this plan, we have recorded $1.8 million in related restructuring expense and $0.7 million of other related costs.

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

Under this plan, certain administrative functions within our Corporate organization and Scientific Instruments segment were reorganized and consolidated. This involved changes in reporting structures, consolidation of certain activities and the elimination of employee positions. In addition, this plan involved the elimination of employee positions in certain other operations to reduce our cost structure. These activities were completed during fiscal year 2006.

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

The following table sets forth changes in our restructuring liability during fiscal year 2006 in connection with this plan:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at September 30, 2005	$844	$—	$844

Charges to expense	38	—	38
Cash payments	(681)	—	(681)
Foreign currency impacts and other adjustments	2	—	2

Balance at September 29, 2006	$203	$—	$203

We currently expect all remaining employee-related liabilities to be settled in cash by the end of fiscal year 2008. Since the inception of this plan, we have recorded $3.5 million in related restructuring expense and $0.4 million of other related costs.

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

The following table sets forth changes in our restructuring liability during fiscal year 2006 in connection with this plan:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at September 30, 2005	$76	$539	$615

Reversals	(47)	(38)	(85)
Cash payments	—	(238)	(238)
Foreign currency impacts and other adjustments	1	(1)	—

Balance at September 29, 2006	$30	$262	$292

We expect to settle all remaining employee-related liabilities by the end of fiscal year 2007, while facilities-related payments are currently expected to run through fiscal year 2010. The non-cash portion of restructuring costs recorded in connection with these restructuring actions was not significant, either in the aggregate or for any single fiscal period. Since the inception of this plan, we have recorded $7.8 million in related restructuring expense and $2.3 million in other related costs.

Interest Income.    The decrease in interest income in fiscal year 2006 reflects the impact of net cash received from the sale of the Electronics Manufacturing Business and subsequently used to repurchase stock during fiscal year 2005, partially offset by some increase in interest rates on invested cash in fiscal year 2006.

Income Tax Expense.    The effective income tax rate was 32.9% for fiscal year 2006, compared to 26.4% for fiscal year 2005. These effective income tax rates were impacted by in-process research and development charges of $0.8 million and $0.7 million, respectively. In addition, the effective income tax rate for fiscal year 2005 included two separate discrete, one-time events that resulted in reductions of income tax expense during the period. The first discrete tax item, which resulted from a change in the treatment of foreign tax credits under new U.S. law enacted during the period, reduced income tax expense by approximately $3.0 million. The second discrete item, which resulted from the elimination of withholding tax on certain dividends under a new tax law enacted in Switzerland during the period, reduced income tax expense by approximately $1.8 million. Excluding the impact of these items, the effective income tax rate for fiscal year 2006 was lower than the rate for fiscal year 2005 primarily due to lower state taxes resulting from favorable tax elections and a larger benefit from the positive outcome of tax uncertainties during fiscal year 2006, which were partially offset by lower realization of foreign tax credits during the period.

We currently expect our effective income tax rate to be between 35% and 36% for the full fiscal year 2007.

Earnings from Continuing Operations.    Earnings from continuing operations for fiscal year 2006 reflect the after-tax impact of $8.7 million in share-based compensation expense, $8.3 million in acquisition-related intangible amortization, $4.3 million in amortization related to inventory written up in connection with recent acquisitions, an in-process research and development charge of $0.8 million and $0.2 million in restructuring and other related costs. Earnings from continuing operations for fiscal year 2005 reflect the after-tax impact of $6.5 million in acquisition-related intangible amortization, $4.3 million in amortization related to inventory written up in connection with recent acquisitions, an in-process research and development charge of $0.7 million, restructuring and other related costs of $6.9 million, a settlement loss of $1.5 million relating to a defined benefit pension plan in Australia and a reduction in income tax expense of $4.8 million relating to discrete, one-time tax events during the period. Excluding the impact of these items, the increase in earnings from continuing operations resulted primarily from higher sales volume and improved gross profit margins due to sales volume leverage and a mix shift toward higher-margin products.

Earnings from Discontinued Operations.    Earnings from discontinued operations for fiscal year 2005 include earnings of $5.4 million (net of tax) generated from the operations of the disposed Electronics Manufacturing business in that period prior to its sale as well as the one-time book gain of $73.9 million (net of tax) on the sale transaction.

Fiscal Year 2005 Compared to Fiscal Year 2004

Segment Results

The following table presents comparisons of our sales and operating earnings for each of our segments and in total for fiscal years 2005 and 2004:

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

Scientific Instruments.    The increase in Scientific Instruments sales was primarily attributable to higher sales volume in all regions, but particularly outside of North America. Increased customer demand for certain information-rich detection products, including those obtained through the acquisitions of Magnex in the first quarter of fiscal year 2005 and product lines acquired from Digilab, LLC (the “Digilab Business”) in the fourth quarter of fiscal year 2004, drove the higher sales volume in both life science and industrial applications.

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

Consolidated Results

The following table presents comparisons of our sales and other selected consolidated financial results for fiscal years 2005 and 2004:

	Fiscal Year Ended
	September 30, 2005		October 1, 2004		Increase (Decrease)
	$	% of Sales	$	% of Sales	$	%
(dollars in millions, except per share data)
Total sales	$772.8	100.0%	$724.4	100.0%	$48.4	6.7%

Gross profit	336.7	43.6	319.7	44.1	17.0	5.3

Operating expenses:
Selling, general and administrative	221.8	28.7	203.1	28.0	18.7	9.2
Research and development	54.0	7.0	48.7	6.7	5.3	10.7
Purchased in-process research and development	0.7	0.1	0.1	—	0.6	593.0

Total operating expenses	276.5	35.8	251.9	34.8	24.6	9.7

Operating earnings	60.2	7.8	67.8	9.4	(7.6)	(11.1)
Interest income	5.4	0.7	3.0	0.4	2.4	77.3
Interest expense	(2.2)	(0.3)	(2.4)	(0.3)	0.2	7.9
Income tax expense	(16.7)	(2.2)	(23.1)	(3.2)	(6.4)	(27.3)

Earnings from continuing operations	$46.7	6.0%	$45.3	6.3%	$1.4	3.0%

Net earnings per diluted share from continuing operations	$1.36		$1.27		$0.09

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

Geographically, sales in North America of $316.3 million, Europe of $288.9 million and the rest of the world of $167.6 million in fiscal year 2005 represented increases of 3.3%, 8.2% and 10.7%, respectively, compared to fiscal year 2004. Sales by the Scientific Instruments segment increased across all major geographic regions, as did Vacuum Technologies segment sales into Europe and Asia Pacific. However, Vacuum Technologies sales into North America decreased in fiscal year 2005, primarily as a result of lower demand from industrial customers.

Gross Profit.    Gross profit for fiscal year 2005 reflects the impact of $3.9 million in amortization expense relating to acquisition-related intangible assets and $4.3 million in amortization expense related to inventory written up in connection with the Magnex and the Digilab Business acquisitions (this amount was included in cost of sales). In comparison, gross profit for fiscal year 2004 reflects the impact of $1.3 million in amortization expense relating to acquisition-related intangible assets. Excluding the impact of these items, the increase in gross profit percentage compared to fiscal year 2004 resulted primarily from a favorable product mix shift and manufacturing and quality improvements in the Vacuum Technologies segment during the period.

Selling, General and Administrative.    Selling, general and administrative expenses for fiscal year 2005 included approximately $6.9 million in pretax restructuring and other related costs, approximately $2.6 million in amortization expense relating to acquisition-related intangible assets and a pretax loss of approximately $1.5 million relating to the settlement of a defined benefit pension plan. In comparison, selling, general and administrative expenses for fiscal year 2004 included approximately $4.6 million in pretax restructuring costs, approximately $1.6 million in acquisition-related intangible amortization and a pretax gain of approximately $1.5 million relating to the curtailment of two defined benefit pension plans.

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

Purchased In-Process Research and Development.    In connection with the Magnex acquisition in the first quarter of fiscal year 2005, we recorded a one-time charge of approximately $0.7 million for purchased in-process research and development relating to several MR imaging products that were in process at the time of the acquisition. In fiscal year 2004, we recorded a one-time charge of approximately $0.1 million for purchased in-process research and development relating to several new Digilab Business products that were in process at the time of the acquisition.

Restructuring Activities.

Fiscal Year 2005 Plans.    During the first quarter of fiscal year 2005, we undertook certain restructuring actions to rationalize our Scientific Instruments field support administration in the United Kingdom following the completion of our acquisition of Magnex. These actions were undertaken to achieve operational efficiencies and eliminate redundant costs resulting from the acquisition which involved the termination of approximately 20 employees, the consolidation of certain field support administrative functions previously located in our Walton, United Kingdom. location to Magnex’s location in Yarnton, United Kingdom and the closure of the Walton facility. Restructuring and other costs directly attributable to this plan have been included in selling, general and administrative expenses.

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

Under this plan, certain administrative functions within our Corporate organization and Scientific Instruments segment were reorganized and consolidated. This involved changes in reporting structures,

consolidation of certain activities and the elimination of employee positions. In addition, this plan involved the elimination of employee positions in certain other operations to reduce our cost structure. These activities were completed during fiscal year 2006.

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

We expect to settle all remaining employee-related liabilities by the end of fiscal year 2006, while facilities-related payments are currently expected to run through fiscal year 2010. The non-cash portion of restructuring costs recorded in connection with these restructuring actions was not significant, either in the aggregate or for any single fiscal period. Since the inception of this plan, we have recorded approximately $7.9 million in related restructuring expense and approximately $2.3 million in other related costs.

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

Inventory Valuation.    Inventories are stated at the lower of cost or market, with cost being computed on an average-cost basis. Provisions are made to write down potentially excess, obsolete or slow-moving inventories to their net realizable value. These provisions are based on our best estimates after considering historical demand, projected future demand (including current backlog), inventory purchase commitments, industry and market trends and conditions and other factors. In the event that actual excess, obsolete or slow-moving inventories differ from these best estimates, increases to inventory reserves might become necessary.

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

Share-based Compensation.    We adopted SFAS 123(R) in the first quarter of fiscal year 2006. SFAS 123(R) requires the measurement and recognition of compensation expense for all share-based payment awards including employee stock options and shares issued under our employee stock purchase plan based on estimated fair values. Under SFAS 123(R), we estimate the value of share-based payments on the date of grant using the Black-Scholes model, which was also used previously for the purpose of providing pro forma financial information as required under SFAS 123. The determination of the fair value of, and the timing of expense relating to, share-based payment awards on the date of grant using the Black-Scholes model is affected by our stock price as well as assumptions regarding a number of variables including the expected term of awards, expected stock price volatility and expected forfeitures.

Prior to the first quarter of fiscal year 2006, we used historical stock price volatility in preparing our pro forma information under SFAS 123. Under SFAS 123(R), we use a combination of historical and implied volatility to establish the expected volatility assumption based upon our assessment that such information is more reflective of current market conditions and a better indicator of expected future volatility. SFAS 123(R) also requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimate expected forfeitures, as well as the expected term of awards, based on historical experience. Future changes in these assumptions, our stock price or certain other factors could result in changes in our share-based compensation expense in future periods.

Income Taxes.    We are subject to income taxes in the U.S. and numerous jurisdictions outside of the U.S. Significant judgment is required in evaluating our tax positions and determining our income tax expense. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We establish reserves for tax-related uncertainties based on our best estimates of whether and the extent to which, additional taxes and interest will be due. These reserves are established when, despite our belief that our tax return positions are fully supportable, we believe that certain positions are likely to be challenged and may not be sustained on review by tax authorities. These reserves are adjusted in light of changing facts and circumstances. Our income tax expense includes the impact of reserve provisions and changes to reserves that are considered appropriate. Should the ultimate resolution of any tax-related uncertainties (including any which may be currently identified) differ from our current expectations, charges against or credits to our income tax reserves and expense will become necessary.

Liquidity and Capital Resources

We generated $79.3 million of cash from operating activities in fiscal year 2006, compared to $79.3 million generated in fiscal year 2005. Operating cash flows in fiscal 2006 exclude $7.7 million in excess tax benefits from share-based compensation expense pursuant to SFAS 123(R). Operating cash flows in fiscal year 2005 include cash flows provided by discontinued operations of $2.1 million. Excluding these items, cash flows from operating activities were slightly higher in fiscal year 2006.

The increase in cash from operating activities was primarily the result of higher net earnings from continuing operations, relative increases in accrued liabilities ($24.4 million) and accounts payable ($6.4 million) and a relative decrease in prepaid expenses and other current assets ($7.4 million). The relative increase in accrued liabilities was primarily due to lower income tax payments during fiscal year 2006 and higher conversion of customer advances in fiscal year 2005, while the relative increase in accounts payable was primarily attributable to the timing of vendor payments. The relative decrease in other current assets was primarily due to a decrease in vendor deposits in fiscal year 2006 as a result of our ongoing transition to internally sourced magnets for our MR products.

The increase in operating cash flows from the aforementioned factors was partially offset by cash outflows resulting from a relative increase in accounts receivable ($18.8 million), inventories ($13.6 million) and deferred taxes ($7.3 million). The relative increase in accounts receivable was primarily due to higher sales volume, particularly late in fiscal year 2006, and the timing of customer payments, while the relative increase in inventories related primarily to our ongoing transition to internally sourced magnets for our MR products, the timing of new product launches and higher orders in fiscal year 2006. The relative increase in deferred taxes was primarily attributable to the capitalization of significant research and development costs for tax reporting purposes in fiscal year 2006.

We used $93.0 million of cash for investing activities in fiscal year 2006, which compares to $120.8 million generated from investing activities in fiscal year 2005. The use of cash for investing activities during fiscal year 2006 related primarily to the payment of $44.3 million and $17.2 million for the acquisitions of Polymer Labs and IonSpec, respectively, during the period as well as contingent and retained consideration payments totaling $11.3 million relating to prior-year acquisitions. Cash provided by investing activities during fiscal year 2005 related primarily to the pretax proceeds of $150.8 million from the sale of the Electronics Manufacturing business, partially offset by $28.7 million in acquisition-related payments related primarily to the acquisitions of Magnex and the Digilab Business. In addition, we generated $35.0 million from the sale of short-term investments during fiscal year 2005, which was partially offset by the purchase of short-term investments of $10.0 million. No purchases or sales of short-term investments were made during fiscal year 2006.

We used $24.4 million of cash for financing activities in fiscal year 2006, which compares to $168.4 million used for financing activities in fiscal year 2005. The decrease in cash used for financing activities was primarily due to lower expenditures to repurchase and retire common stock, the repayment of a long-term note payable ($4.6 million) during fiscal year 2005 and the inclusion of $7.7 million of excess tax benefits from share-based compensation expense pursuant to SFAS 123(R) in fiscal year 2006. During fiscal year 2006, expenditures to repurchase and retire common stock as a result of a continued effort to utilize excess cash to reduce the number of outstanding common shares were partially offset by larger proceeds from the issuance of common stock due to higher stock option exercise volume.

As of September 29, 2006, we had a total of $75.1 million in uncommitted and unsecured credit facilities for working capital purposes with interest rates to be established at the time of borrowing. No borrowings were outstanding under these credit facilities as of September 29, 2006. Of the $75.1 million in uncommitted and unsecured credit facilities, a total of $48.5 million was limited for use by, or in favor of, certain subsidiaries at September 29, 2006, and a total of $13.9 million of this $48.5 million was being utilized in the form of bank guarantees and short-term standby letters of credit. These guarantees and letters of credit related primarily to advance payments and deposits made to our subsidiaries by customers for which separate liabilities were recorded in the consolidated financial statements at September 29, 2006. No amounts had been drawn by beneficiaries under these or any other outstanding guarantees or letters of credit as of that date.

As of September 29, 2006, we had $27.5 million in term loans outstanding with a U.S. financial institution, compared to $30.0 million at September 30, 2005. As of both September 29, 2006 and September 30, 2005, fixed interest rates on the term loans ranged from 6.7% to 7.2%. The weighted-average interest rate on the term loans was 6.8% at both September 29, 2006 and September 30, 2005. The term loans contain certain covenants that limit future borrowings and the payment of cash dividends and require the maintenance of certain levels of working capital and operating results. We were in compliance with all restrictive covenants of the term loan agreements at September 29, 2006.

In connection with the Magnex acquisition, we accrued but did not immediately pay a portion of the purchase price that was retained to secure the sellers’ indemnification obligations. As of September 29, 2006, retained amounts for the Magnex acquisition totaled $3.0 million. This amount was subsequently paid in November 2006.

In connection with the IonSpec acquisition, we have accrued but not yet paid a portion of the purchase price that has been retained to secure the sellers’ indemnification obligations. As of September 29, 2006, retained amounts for the IonSpec acquisition totaled $1.4 million, which is due to be paid, net of any indemnification claims, in equal installments in February 2007 and February 2008.

As of September 29, 2006, up to a maximum of $42.0 million could be payable through February 2009 under contingent consideration arrangements relating to acquired businesses. Amounts subject to these arrangements can be earned over the respective measurement period, depending on the performance of the acquired business relative to certain financial targets.

The following table summarizes key terms of outstanding contingent consideration arrangements as of September 29, 2006:

Acquired business	Remaining amount available (maximum)	Measurement period	Measurement period end date
IonSpec	$14.0 million	3 years	February 2009
Magnex	$5.0 million	3 years	November 2007
Polymer Labs	$23.0 million	3 years	November 2008

In addition to the above amounts, we paid $1.4 million in fiscal year 2006 for the final contingent consideration payment due to the sellers in connection with the Bear Instruments, Inc. business (acquired in fiscal year 2001).

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

We had no material cancelable or non-cancelable commitments for capital expenditures as of September 29, 2006. In the aggregate, we currently anticipate that our capital expenditures will be 3% of sales or less in fiscal year 2007.

In November 2005, our Board of Directors approved a stock repurchase program under which we are authorized to utilize up to $100 million to repurchase shares of our common stock. This repurchase program is effective until September 30, 2007. As of September 29, 2006, we had remaining authorization to repurchase $37.0 million of our common stock under this program.

Our liquidity is affected by many other factors, some based on the normal ongoing operations of the business and others related to the uncertainties of the industry in which we compete and global economies. Although our cash requirements will fluctuate based on the timing and extent of these factors, we believe that cash generated from operations, together with our current cash balance and borrowing capability, will be sufficient to satisfy commitments for capital expenditures and other cash requirements for at least the next 12 months.

Contractual Obligations and Other Commercial Commitments

The following table summarizes the amount and estimated timing of future cash expenditures relating to principal payments on outstanding debt, minimum rentals due for certain facilities and other leased assets under long-term, non-cancelable operating leases and minimum purchase commitments (net of deposits paid) under long-term, non-cancelable vendor agreements as of September 29, 2006:

	Fiscal Years
	2007	2008	2009	2010	2011	Thereafter	Total
(in thousands)
Operating leases	$7,892	$5,693	$3,645	$2,583	$1,864	$7,001	$28,678
Long-term debt (including current portion)	2,500	6,250	—	6,250	—	12,500	27,500

Total contractual cash obligations	$10,392	$11,943	$3,645	$8,833	$1,864	$19,501	$56,178

In addition to the non-cancelable contractual obligations included in the above table, we had cancelable commitments to purchase certain superconducting magnets intended for use with NMR systems totaling approximately $3.2 million, net of deposits paid, as of September 29, 2006. In the event that these commitments are canceled for reasons other than the supplier’s default, we may be responsible for reimbursement of certain costs incurred by the supplier.

As of September 29, 2006, we did not have any off-balance sheet commercial commitments that could result in a significant cash outflow upon the occurrence of some contingent event, except for contingent payments of up to a maximum of $42.0 million related to acquisitions as discussed under Liquidity and Capital Resources above, the specific amounts of which are not currently determinable.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Our adoption of SFAS 151 in the first quarter of fiscal year 2006 did not have a material impact on our financial condition or results of operations.

In March 2005, the FASB issued Financial Interpretation No. (“FIN”) 47, Accounting for Conditional Asset Retirement Obligations, which clarified the guidance set forth in SFAS 143, Accounting for Asset Retirement Obligations, relating to conditional asset retirement obligations. FIN 47 requires companies to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated even though uncertainty exists about the timing and/or method of settlement. It also provides additional guidance for assessing whether sufficient information is available to make a reasonable estimate of the fair value of an asset retirement obligation. The cumulative effect (if any) of initially applying FIN 47 is to be recorded as a change in accounting principle. Our adoption of FIN 47 in the fourth quarter of fiscal year 2006 did not have a material impact on our financial condition or results of operations.

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS 154 requires retrospective application to prior period financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS 154 further requires a change in depreciation, amortization, or depletion method for long-lived, non-financial assets to be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Our adoption of SFAS 154 in the first quarter of fiscal year 2006 did not have a material impact on our financial condition or results of operations.

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

FSP 143-1 is effective the later of the first reporting period that ends after June 8, 2005 or the date that each EU-member country adopts legislation implementing the WEEE Directive. As of September 29, 2006, all EU-member countries where we manufacture or import products had adopted legislation to implement the WEEE Directive (although in some cases to be effective at a future date). We have adopted FSP 143-1 with respect to those countries and such adoption did not have a material impact on our financial condition or results of operations.

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

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109, which addresses accounting for, and disclosure of, uncertain tax positions. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the requirements of FIN 48 and are not yet able to determine whether its adoption in the first quarter of fiscal year 2008 will have a material impact on our financial condition or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. (“SAB”) 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related disclosures using both the rollover and the iron curtain approach. The rollover approach quantifies misstatements based on the amount of the error originating in the current year income statement. The iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year of origin. Adjustment of financial statements would be required if either approach resulted in a material misstatement. SAB 108 applies to annual financial statements for fiscal years ending after November 15, 2006. We do not expect the adoption of SAB 108 to have a material impact on our financial condition or results of operations.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies to previous accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS 157 to have a material impact on our financial condition or results of operations.

In September 2006, the FASB issued SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS 158 requires an employer to recognize the funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability measured by the difference between the fair value of the plan assets and the benefit obligation. SFAS 158 also requires any unrecognized prior service costs and actuarial gains and losses to be recognized as a component of accumulated other comprehensive income in stockholders’ equity. Under SFAS 158, we will be required to initially recognize the funded status of our defined benefit postretirement plans and to provide additional required disclosures in the fourth quarter of fiscal year 2007. Based on valuations performed in fiscal year 2006, had we adopted the provisions of SFAS 158 in that period, our defined benefit pension plan-related liability would have increased by $5.3 million and accumulated other comprehensive income would have decreased by approximately $3.6 million (net of taxes) as of September 29, 2006. We do not expect the adoption of SFAS 158 with respect to our other defined benefit postretirement plans to have a material impact on our financial condition or results of operations.

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

At September 29, 2006, there were no outstanding forward contracts designated as cash flow hedges of forecasted transactions. During the fiscal year ended September 29, 2006, no foreign exchange gains or losses from cash flow hedge ineffectiveness were recognized.

Our foreign exchange forward contracts generally range from one to 12 months in original maturity. A summary of all foreign exchange forward contracts that were outstanding as of September 29, 2006 follows:

	Notional Value Sold	Notional Value Purchased
(in thousands)
Euro	$—	$54,761
Australian dollar	—	30,697
British pound	15,827	—
Canadian dollar	7,357	—
Japanese yen	4,723	—
Swiss franc	3,042	—
Danish krone	664	—

Total	$31,613	$85,458

Interest Rate Risk.    We have no material exposure to market risk for changes in interest rates. We invest any excess cash primarily in short-term U.S. Treasury securities and money market funds, and changes in interest rates would not be material to our financial condition or results of operations. We enter into debt obligations principally to support general corporate purposes, including working capital requirements, capital expenditures and acquisitions. At September 29, 2006, our debt obligations had fixed interest rates.

Based upon rates currently available to us for debt with similar terms and remaining maturities, the carrying amounts of long-term debt and notes payable approximate their estimated fair values.

Although payments under certain operating leases for our facilities are tied to market indices, we are not exposed to material interest rate risk associated with our operating leases.

Debt Obligations.

Principal Amounts and Related Weighted-Average Interest Rates By Year of Maturity

	Fiscal Years
	2007	2008	2009	2010	2011	Thereafter	Total
(dollars in thousands)
Long-term debt (including current portion)	$2,500	$6,250	$—	$6,250	$—	$12,500	$27,500
Average interest rate	7.2%	6.7%	—%	6.7%	—%	6.7%	6.8%

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

For our defined benefit pension plans, we make assumptions regarding several variables including the expected long-term rate of return on plan assets and the discount rate in order to determine defined benefit pension plan expense for the year. This expense is referred to as “net periodic pension cost.” We assess the expected long-term rate of return on plan assets and discount rate assumption for each defined benefit plan based on relevant market conditions as prescribed by SFAS 87 and make adjustments to the assumptions as appropriate. On an annual basis, we analyze the rates of return on plan assets and discount rates used and determine that these rates are reasonable. For rates of return, this analysis is based on a review of the nature of the underlying assets, the allocation of those assets and their historical performance relative to the overall markets in the countries where the related plans are effective. Historically, our assumed asset allocations have not varied significantly from the actual allocations. Discount rates are based on the prevailing market long-term interest rates in the countries where the related plans are effective. As of September 29, 2006, the estimated long-term rate of return on our defined benefit pension plan assets ranged from 0.5% to 6.5% (weighted-average of 5.4%), and the assumed discount rate for our defined benefit pension plan obligations ranged from 2.3% to 5.1% (weighted-average of 4.8%).

If any of these assumptions were to change, our net periodic pension cost would also change. We incurred net periodic pension cost relating to our defined benefit pension plans of $2.3 million in fiscal year 2006, $1.6 million in fiscal year 2005 (excluding a settlement loss) and $2.7 million in fiscal year 2004 (excluding curtailment gains), and expect our net periodic pension cost to be approximately $2.2 million in fiscal year 2007. A one percent decrease in the weighted-average estimated return on plan assets or assumed discount rate would increase our net periodic pension cost for fiscal year 2007 by $1.1 million or $0.4 million, respectively. As of September 29, 2006, our projected benefit obligation relating to defined benefit pension plans was $52.1 million. A one percent decrease in the weighted-average estimated discount rate would increase this obligation by $12.7 million.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure controls and procedures.    Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our Chief Executive Officer and the Chief Financial Officer have concluded that as of the end of the period covered by this Annual Report on Form 10-K (September 29, 2006), our disclosure controls and procedures were effective.

Inherent Limitations on the Effectiveness of Controls.    The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision- making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons or by collusion of two or more people. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Management’s annual report on internal control over financial reporting.    Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our management (including the Chief Executive Officer and the Chief Financial Officer) evaluated the effectiveness of our internal control over financial reporting as of September 29, 2006 based on the framework defined in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of September 29, 2006.

Attestation report of independent registered public accounting firm.    PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited management’s assessment of the effectiveness of our internal control over financial reporting as of September 29, 2006, and the effectiveness of our internal control over financial reporting, as stated in their attestation report included on page F-2 of this Annual Report on Form 10-K.

Changes in internal control over financial reporting.    During the fourth fiscal quarter, we implemented SAP software (for accounting and enterprise management purposes) at one of our locations in the United Kingdom and transferred a significant portion of our information technology data center operations in the U.S. to a third-party service provider. Except for the aforementioned changes, there was no other change in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On December 4, 2006 the Compensation Committee of the Board of Directors approved a new form of a Nonqualified Stock Option Agreement for grants of nonqualified stock options to be awarded to the Company’s executive officers on and after December 4, 2006 under the Varian, Inc. Omnibus Stock Plan (described in the Company’s definitive proxy statement filed December 19, 2005). This form of Nonqualified Stock Option Agreement differs from the previously-used form of Nonqualified Stock Option Agreement only with respect to the term of the option, which under the new Agreement is ten years under most circumstances, rather than seven years, as was the case under the previously-used form of agreement. In general, the Nonqualified Stock Option Agreement specifies a number of shares that may be purchased by an employee, prior to the expiration of the ten-year term, at a specified purchase price per share, as the right to purchase those shares vests over time. It also provides specific conditions to such option exercise, and that the grant has no effect on the employment status of the optionee. A copy of the new form of Nonqualified Stock Option Agreement is attached to this report as Exhibit 10.12.

On December 4, 2006 the Compensation Committee of the Board of Directors also approved a new form of a Restricted Stock Agreement for awards of restricted stock to the Company’s executive officers on and after December 4, 2006 under the Varian, Inc. Omnibus Stock Plan. This form of Restricted Stock Agreement differs from the previously-used form of Restricted Stock Agreement with respect to: (a) vesting, which under the new form of agreement will occur in three equal annual installments, rather than vesting in full at the end of three years, as was the case under the previously-used form of agreement; (b) acceleration of vesting, which under the new form of agreement will occur in the event of the executive officer’s qualifying retirement; and (c) payment of taxes, which under the new form of agreement may be paid upon vesting by the Company’s withholding of sufficient shares from the restricted shares to satisfy the executive officer’s tax withholding obligations. In general, the Restricted Stock Agreement specifies a number of shares that are granted to an employee, to be held in escrow by the Company pending vesting, and for the adjustment in the number of such shares in the event of stock splits or similar events. The agreement also provides for the grantee’s rights as a shareholder and that the grant has no effect on the employment status of the grantee. A copy of the new form of Restricted Stock Agreement is attached to this report as Exhibit 10.15.

On December 4, 2006, the Compensation Committee of the Board of Directors also approved grants of stock options to the following individuals, under the Omnibus Stock Plan and utilizing the new form of Nonqualified Stock Option Agreement described above, at an exercise price per share of $45.04 (except in the case of Mr. Piras), which was the closing price of the Company’s common stock on the NASDAQ Global Select Market on that date. In the case of Mr. Piras’ grant, the exercise price per share was $45.30, which was calculated on the basis of the average closing price of the Company’s common stock during the 31 calendar days prior to and including the date of grant, a calculation made pursuant to Italian tax regulations.

Name	Number of Option Shares
Garry W. Rogerson	60,000
G. Edward McClammy	20,000
Martin O’Donoghue	30,000
Sergio Piras	17,000
A. W. Homan	20,000

On December 4, 2006, the Compensation Committee of the Board of Directors also approved the following grants of restricted stock to the following individuals, under the Omnibus Stock Plan and utilizing the new form of Restricted Stock Agreement described above:

Name	Number of Restricted Shares
Garry W. Rogerson	17,500
G. Edward McClammy	5,700
Martin O’Donoghue	5,700
Sergio Piras	4,600
A. W. Homan	5,700

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item with respect to our executive officers is incorporated herein by reference from the information contained in Item 1 of Part I of this Report under the caption Executive Officers. The information required by this Item with respect to our directors and nominees for director is incorporated herein by reference from the information provided under the heading Proposal One—Election of Directors in our Proxy Statement. The information required by this Item with respect to our audit committee financial expert is incorporated herein by reference from the information provided under the heading Audit Committee Financial Expert in our Proxy Statement. The information required by Item 405 of Regulation S-K is incorporated herein by reference from the information provided under the heading Section 16(a) Beneficial Ownership Reporting Compliance in our Proxy Statement.

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

We intend to satisfy the disclosure requirement under Item 10 of Form 8-K, regarding any amendment to, or waiver from, a provision of this Code of Business Conduct and Ethics with respect to directors and executive officers, by posting such information on our website, at the address and location specified above.

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

Item 13. Certain Relationships and Related Transactions

None.

Item 14. Principal Accounting Fees and Services

The information required by this Item with respect to our principal accounting firm is incorporated herein by reference from the information provided under the heading Proposal Two—Ratification of Appointment of Independent Registered Public Accounting Firm—Fees Paid to PwC in our Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	(1) Consolidated Financial Statements: (see Index on page F-1 of this Report)

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Statement of Earnings for fiscal years 2006, 2005 and 2004

•	Consolidated Balance Sheet at fiscal year end 2006 and 2005

•	Consolidated Statement of Stockholders’ Equity and Comprehensive Income for fiscal years 2006, 2005 and 2004

•	Consolidated Statement of Cash Flows for fiscal years 2006, 2005 and 2004

•	Notes to the Consolidated Financial Statements

(2)	Consolidated Financial Statement Schedule: (see Index on page F-1 of this Report)

The following Financial Statement Schedule for fiscal years 2006, 2005 and 2004 is filed as a part of this Report and should be read in conjunction with our Consolidated Financial Statements.

Schedule
II	Valuation and Qualifying Accounts.

All other required schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the Consolidated Financial Statements or the Notes thereto.

(3)	Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date Filed	Exhibit Number(s)	Filed Herewith
2.1	Amended and Restated Distribution Agreement, dated as of January 14, 1999, among Varian Associates, Inc., Varian Semiconductor Equipment Associates, Inc. and Varian, Inc.	10-Q	May 17, 1999	2.1

3.1	Restated Certificate of Incorporation of Varian, Inc.	10-Q	May 17, 1999	3.1, 3.2

3.2	By-Laws of Varian, Inc.	10-Q	May 17, 1999	3.3

4.1	Specimen Common Stock Certificate.	10/A	March 8, 1999	4.1

4.2	Rights Agreement, dated as of February 18, 1999, between Varian, Inc. and First Chicago Trust Company of New York.	10/A	March 8, 1999	4.2

4.3	First Amendment to Rights Agreement, dated as of November 2, 2001, between Varian, Inc. and First Chicago Trust Company of New York.	8-A/A	November 21, 2001	2

4.4	Second Amendment to Rights Agreement, dated as of May 12, 2004, between Varian, Inc. and EquiServe Trust Company, N.A.	10-Q	May 17, 2004	4.4

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date Filed	Exhibit Number(s)	Filed Herewith
10.1	Intellectual Property Agreement, dated as of April 2, 1999, among Varian Associates, Inc., Varian Semiconductor Equipment Associates, Inc. and Varian, Inc.	10-Q	May 17, 1999	10.2

10.2	Varian, Inc. Amended and Restated Note Purchase and Private Shelf Agreement and Assumption dated as of April 2, 1999.	10-Q	May 17, 1999	10.6

10.3	Asset Purchase Agreement, dated as of February 4, 2005, between Varian, Inc. and Jabil Circuit, Inc.	8-K	March 17, 2005	2.1

10.4	Form of Amended and Restated Indemnity Agreement between Varian, Inc. and its Directors and Officers.	10-K	December 9, 2004	10.5

10.5*	Amended and Restated Varian, Inc. Omnibus Stock Plan.	10-Q	February 8, 2005	10.6

10.6*	Amended and Restated Varian, Inc. Management Incentive Plan.	10-Q	February 11, 2004	10.7

10.7*	Amended and Restated Varian, Inc. Supplemental Retirement Plan.	10-K	December 9, 2004	10.9

10.8*	Varian, Inc. Employee Stock Purchase Plan.	10-Q	May 10, 2000	10.1

10.9*	Form of Nonqualified Stock Option Agreement between Varian, Inc. and Executive Officers (used beginning April 2, 1999 and prior to November 10, 2003).				X

10.10*	Form of Nonqualified Stock Option Agreement between Varian, Inc. and Executive Officers (used beginning November 10, 2003 and prior to November 11, 2004).				X

10.11*	Form of Nonqualified Stock Option Agreement between Varian, Inc. and Executive Officers (used beginning November 11, 2004 and prior to December 4, 2006).				X

10.12*	Form of Nonqualified Stock Option Agreement between Varian, Inc. and Executive Officers (used beginning December 4, 2006).				X

10.13*	Form of Nonqualified Stock Option Agreement between Varian, Inc. and Non-Employee Directors.	10-K	December 9, 2004	10.12

10.14*	Form of Restricted Stock Agreement between Varian, Inc. and Executive Officers (used prior to December 4, 2006).				X

10.15*	Form of Restricted Stock Agreement between Varian, Inc. and Executive Officers (used beginning December 4, 2006).				X

10.16*	Form of Stock Unit Agreement between Varian, Inc. and Non-Employee Directors.	10-Q	February 8, 2005	10.23

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date Filed	Exhibit Number(s)	Filed Herewith
10.17*	Amended and Restated Change in Control Agreement, dated as of February 7, 2003, and Amendment to Amended and Restated Change in Control Agreement, dated as of May 7, 2003, between Varian, Inc. and G. Edward McClammy.	10-Q	May 9, 2003	10.12

10.18*	Amended and Restated Change in Control Agreement, dated as of February 7, 2003, between Varian, Inc. and Sergio Piras.	10-Q	May 9, 2003	10.13

10.19*	Amended and Restated Change in Control Agreement, dated as of February 7, 2003, between Varian, Inc. and Arthur W. Homan.	10-Q	May 9, 2003	10.15

10.20*	Amended and Restated Change in Control Agreement, dated as of February 7, 2003, between Varian, Inc. and Martin O’Donoghue.	10-Q	May 9, 2003	10.19

10.21*	Amended and Restated Change in Control Agreement, dated as of December 31, 2003, between Varian, Inc. and Garry W. Rogerson.	10-Q	February 11, 2004	10.16

10.22*	Change in Control Agreement, dated as of July 1, 2004, between Varian, Inc. and Sean M. Wirtjes.	10-Q	August 16, 2004	10.20

10.23*	Description of Compensatory Arrangements between Varian, Inc. and Non-Employee Directors.				X

10.24*	Description of Certain Compensatory Arrangements between Varian, Inc. and Executive Officers.				X

18.1	Preferability letter regarding inventory accounting principle change.	10-K	December 7, 2000	18.1

21	Subsidiaries of the Registrant.				X

23	Consent of Independent Registered Public Accounting Firm.				X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VARIAN, INC. (Registrant)

Dated: December 6, 2006	By:	/s/ G. EDWARD MCCLAMMY
G. Edward McClammy Senior Vice President, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GARRY W. ROGERSON Garry W. Rogerson	President and Chief Executive Officer (Principal Executive Officer)	December 6, 2006

/s/ G. EDWARD MCCLAMMY G. Edward McClammy	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	December 6, 2006

/s/ SEAN M. WIRTJES Sean M. Wirtjes	Vice President and Controller (Principal Accounting Officer)	December 6, 2006

/s/ ALLEN J. LAUER Allen J. Lauer	Chairman of the Board	December 6, 2006

/s/ RICHARD U. DE SCHUTTER Richard U. De Schutter	Director	December 6, 2006

/s/ JOHN G. MCDONALD John G. McDonald	Director	December 6, 2006

/s/ WAYNE R. MOON Wayne R. Moon	Director	December 6, 2006

/s/ ELIZABETH E. TALLETT Elizabeth E. Tallett	Director	December 6, 2006

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date Filed	Exhibit Number(s)	Filed Herewith
2.1	Amended and Restated Distribution Agreement, dated as of January 14, 1999, among Varian Associates, Inc., Varian Semiconductor Equipment Associates, Inc. and Varian, Inc.	10-Q	May 17, 1999	2.1

3.1	Restated Certificate of Incorporation of Varian, Inc.	10-Q	May 17, 1999	3.1, 3.2

3.2	By-Laws of Varian, Inc.	10-Q	May 17, 1999	3.3

4.1	Specimen Common Stock Certificate.	10/A	March 8, 1999	4.1

4.2	Rights Agreement, dated as of February 18, 1999, between Varian, Inc. and First Chicago Trust Company of New York.	10/A	March 8, 1999	4.2

4.3	First Amendment to Rights Agreement, dated as of November 2, 2001, between Varian, Inc. and First Chicago Trust Company of New York.	8-A/A	November 21, 2001	2

4.4	Second Amendment to Rights Agreement, dated as of May 12, 2004, between Varian, Inc. and EquiServe Trust Company, N.A.	10-Q	May 17, 2004	4.4

10.1	Intellectual Property Agreement, dated as of April 2, 1999, among Varian Associates, Inc., Varian Semiconductor Equipment Associates, Inc. and Varian, Inc.	10-Q	May 17, 1999	10.2

10.2	Varian, Inc. Amended and Restated Note Purchase and Private Shelf Agreement and Assumption dated as of April 2, 1999.	10-Q	May 17, 1999	10.6

10.3	Asset Purchase Agreement, dated as of February 4, 2005, between Varian, Inc. and Jabil Circuit, Inc.	8-K	March 17, 2005	2.1

10.4	Form of Amended and Restated Indemnity Agreement between Varian, Inc. and its Directors and Officers.	10-K	December 9, 2004	10.5

10.5*	Amended and Restated Varian, Inc. Omnibus Stock Plan.	10-Q	February 8, 2005	10.6

10.6*	Amended and Restated Varian, Inc. Management Incentive Plan.	10-Q	February 11, 2004	10.7

10.7*	Amended and Restated Varian, Inc. Supplemental Retirement Plan.	10-K	December 9, 2004	10.9

10.8*	Varian, Inc. Employee Stock Purchase Plan.	10-Q	May 10, 2000	10.1

10.9*	Form of Nonqualified Stock Option Agreement between Varian, Inc. and Executive Officers (used beginning April 2, 1999 and prior to November 10, 2003).				X

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date Filed	Exhibit Number(s)	Filed Herewith
10.10*	Form of Nonqualified Stock Option Agreement between Varian, Inc. and Executive Officers (used beginning November 10, 2003 and prior to November 11, 2004).				X

10.11*	Form of Nonqualified Stock Option Agreement between Varian, Inc. and Executive Officers (used beginning November 11, 2004 and prior to December 4, 2006).				X

10.12*	Form of Nonqualified Stock Option Agreement between Varian, Inc. and Executive Officers (used beginning December 4, 2006).				X

10.13*	Form of Nonqualified Stock Option Agreement between Varian, Inc. and Non-Employee Directors.	10-K	December 9, 2004	10.12

10.14*	Form of Restricted Stock Agreement between Varian, Inc. and Executive Officers (used prior to December 4, 2006).				X

10.15*	Form of Restricted Stock Agreement between Varian, Inc. and Executive Officers (used beginning December 4, 2006).				X

10.16*	Form of Stock Unit Agreement between Varian, Inc. and Non-Employee Directors.	10-Q	February 8, 2005	10.23

10.17*	Amended and Restated Change in Control Agreement, dated as of February 7, 2003, and Amendment to Amended and Restated Change in Control Agreement, dated as of May 7, 2003, between Varian, Inc. and G. Edward McClammy.	10-Q	May 9, 2003	10.12

10.18*	Amended and Restated Change in Control Agreement, dated as of February 7, 2003, between Varian, Inc. and Sergio Piras.	10-Q	May 9, 2003	10.13

10.19*	Amended and Restated Change in Control Agreement, dated as of February 7, 2003, between Varian, Inc. and Arthur W. Homan.	10-Q	May 9, 2003	10.15

10.20*	Amended and Restated Change in Control Agreement, dated as of February 7, 2003, between Varian, Inc. and Martin O’Donoghue.	10-Q	May 9, 2003	10.19

10.21*	Amended and Restated Change in Control Agreement, dated as of December 31, 2003, between Varian, Inc. and Garry W. Rogerson.	10-Q	February 11, 2004	10.16

10.22*	Change in Control Agreement, dated as of July 1, 2004, between Varian, Inc. and Sean M. Wirtjes.	10-Q	August 16, 2004	10.20

10.23*	Description of Compensatory Arrangements between Varian, Inc. and Non-Employee Directors.				X

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date Filed	Exhibit Number(s)	Filed Herewith
10.24*	Description of Certain Compensatory Arrangements between Varian, Inc. and Executive Officers.				X

18.1	Preferability letter regarding inventory accounting principle change.	10-K	December 7, 2000	18.1

21	Subsidiaries of the Registrant.				X

23	Consent of Independent Registered Public Accounting Firm.				X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

VARIAN, INC. AND SUBSIDIARY COMPANIES

ANNUAL REPORT ON FORM 10-K

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

The following Consolidated Financial Statements of the Registrant and its subsidiaries are required to be included in Item 8:

The following Consolidated Financial Statement Schedule of the Registrant and its subsidiaries for fiscal years 2006, 2005 and 2004 is filed as a part of this Report as required to be included in Item 15(a) and should be read in conjunction with the Consolidated Financial Statements of the Registrant and its subsidiaries:

Schedule		Page
II	Valuation and Qualifying Accounts	F-45

All other required schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the Consolidated Financial Statements or the Notes thereto.

VARIAN, INC. AND SUBSIDIARY COMPANIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Varian, Inc.:

We have completed integrated audits of Varian, Inc.’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of September 29, 2006, and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated Financial Statements and Financial Statement Schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Varian, Inc. and its subsidiaries at September 29, 2006 and September 30, 2005, and the results of their operations and their cash flows for each of the three years in the period ended September 29, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements and this schedule in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation for the year ended September 29, 2006.

Internal Control Over Financial Reporting

Also, in our opinion, management’s assessment, included in Item 9A. of this Annual Report on Form 10-K, that the Company maintained effective internal control over financial reporting as of September 29, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 29, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audits. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP

San Jose, California

December 4, 2006

VARIAN, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF EARNINGS

(In thousands, except per share amounts)

	Fiscal Year Ended
	Sept. 29, 2006	Sept. 30, 2005	Oct. 1, 2004
Sales
Products	$720,689	$666,018	$630,300
Services	114,016	106,777	94,140

Total sales	834,705	772,795	724,440

Cost of sales
Products	398,465	378,907	354,678
Services	61,891	57,229	50,035

Total cost of sales	460,356	436,136	404,713

Gross profit	374,349	336,659	319,727
Operating expenses
Selling, general and administrative	241,049	221,776	203,134
Research and development	59,730	53,942	48,731
Purchased in-process research and development	756	700	101

Total operating expenses	301,535	276,418	251,966

Operating earnings	72,814	60,241	67,761
Interest income (expense)
Interest income	4,022	5,416	3,055
Interest expense	(2,172)	(2,204)	(2,393)

Total interest income, net	1,850	3,212	662

Earnings from continuing operations before income taxes	74,664	63,453	68,423
Income tax expense	24,595	16,766	23,074

Earnings from continuing operations	50,069	46,687	45,349

Discontinued operations (Note 3)
Earnings from operations of disposed Electronics Manufacturing business, net of taxes	—	5,385	14,181
Gain on sale of Electronics Manufacturing business, net of taxes	—	73,885	—

Earnings from discontinued operations	—	79,270	14,181

Net earnings	$50,069	$125,957	$59,530

Net earnings per basic share:
Continuing operations	$1.62	$1.39	$1.31
Discontinued operations	—	2.35	0.41

Net earnings	$1.62	$3.74	$1.72

Net earnings per diluted share:
Continuing operations	$1.59	$1.36	$1.27
Discontinued operations	—	2.31	0.39

Net earnings	$1.59	$3.67	$1.66

Shares used in per share calculations:
Basic	30,929	33,673	34,640

Diluted	31,424	34,355	35,773

See accompanying Notes to the Consolidated Financial Statements.

VARIAN, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEET

(In thousands, except par value amounts)

	Fiscal Year End
	Sept. 29, 2006	Sept. 30, 2005
ASSETS

Current assets
Cash and cash equivalents	$154,155	$188,494
Accounts receivable, net	177,037	154,525
Inventories	133,662	114,427
Deferred taxes	33,235	26,842
Prepaid expenses and other current assets	15,728	21,744

Total current assets	513,817	506,032
Property, plant and equipment, net	112,528	102,290
Goodwill	181,563	149,934
Intangible assets, net	39,143	28,245
Other assets	14,543	9,494

Total assets	$861,594	$795,995

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current portion of long-term debt	$2,500	$2,500
Accounts payable	73,138	61,435
Deferred profit	13,796	11,587
Accrued liabilities	169,063	165,626

Total current liabilities	258,497	241,148
Long-term debt	25,000	27,500
Deferred taxes	3,721	5,888
Other liabilities	22,336	21,937

Total liabilities	309,554	296,473

Commitments and contingencies (Notes 5, 6, 8, 9, 10, 11, 12, 13 and 15)

Stockholders’ equity
Preferred stock—par value $0.01, authorized—1,000 shares; issued—none	—	—
Common stock—par value $0.01, authorized—99,000 shares; issued and outstanding—30,870 shares at September 29, 2006 and 31,016 shares at September 30, 2005	319,090	282,923
Retained earnings	204,182	202,318
Accumulated other comprehensive income	28,768	14,281

Total stockholders’ equity	552,040	499,522

Total liabilities and stockholders’ equity	$861,594	$795,995

See accompanying Notes to the Consolidated Financial Statements.

VARIAN, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(In thousands)

	Common Stock		Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income	Total	Total Comprehensive Income
	Shares	Amount
Balance, October 3, 2003	34,181	$269,194	$177,002	$—	$11,373	$457,569
Net earnings	—	—	59,530	—	—	59,530	$59,530
Other comprehensive income
Currency translation adjustment	—	—	—	—	9,297	9,297	9,297
Minimum pension liability, net of tax of $1,559	—	—	—	—	(3,638)	(3,638)	(3,638)

Total comprehensive income							$65,189

Issuance of common stock	1,446	22,855	—	—	—	22,855
Tax benefit from share-based plans	—	13,266	—	—	—	13,266
Repurchase of common stock	—	—	—	(31,668)	—	(31,668)
Retirement of treasury stock	(789)	(6,762)	(24,906)	31,668	—	—

Balance, October 1, 2004	34,838	298,553	211,626	—	17,032	527,211
Net earnings	—	—	125,957	—	—	125,957	$125,957
Other comprehensive income
Currency translation adjustment	—	—	—	—	(2,653)	(2,653)	(2,653)
Minimum pension liability, net of tax of $209	—	—	—	—	(98)	(98)	(98)

Total comprehensive income							$123,206

Issuance of common stock and stock units	949	18,363	—	—	—	18,363
Share-based compensation expense	—	415	—	—	—	415
Tax benefit from share-based plans	—	9,113	—	—	—	9,113
Repurchase of common stock	—	—	—	(178,786)	—	(178,786)
Retirement of treasury stock	(4,771)	(43,521)	(135,265)	178,786	—	—

Balance, September 30, 2005	31,016	282,923	202,318	—	14,281	499,522
Net earnings	—	—	50,069	—	—	50,069	$50,069
Other comprehensive income
Currency translation adjustment	—	—	—	—	14,381	14,381	14,381
Minimum pension liability, net of tax of ($121)	—	—	—	—	106	106	106

Total comprehensive income							$64,556

Issuance of common stock and stock units	1,369	34,060	—	—	—	34,060
Share-based compensation expense	—	8,712	—	—	—	8,712
Tax benefit from share-based plans	—	8,245	—	—	—	8,245
Repurchase of common stock	—	—	—	(63,055)	—	(63,055)
Retirement of treasury stock	(1,515)	(14,850)	(48,205)	63,055	—	—

Balance, September 29, 2006	30,870	$319,090	$204,182	$—	$28,768	$552,040

See accompanying Notes to the Consolidated Financial Statements.

VARIAN, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Fiscal Year Ended
	Sept. 29, 2006	Sept. 30, 2005	Oct. 1, 2004
Cash flows from operating activities
Net earnings	$50,069	$125,957	$59,530
Adjustments to reconcile net earnings to net cash provided by operating activities
Gain on sale of Electronics Manufacturing business	—	(73,885)	—
Depreciation and amortization	27,470	26,249	25,481
Loss (gain) on disposition of property, plant and equipment	92	12	(163)
Purchased in-process research and development	756	700	101
Share-based compensation expense	8,712	415	—
Tax benefit from share-based plans	8,245	9,113	13,266
Excess tax benefit from share-based plans	(7,700)	—	—
Deferred taxes	(12,823)	(5,553)	(12,573)
Changes in assets and liabilities, excluding effects of acquisitions and divestitures:
Accounts receivable, net	(13,449)	5,398	(9,271)
Inventories	(7,256)	6,304	(5,800)
Prepaid expenses and other current assets	5,234	(2,212)	643
Other assets	415	543	(589)
Accounts payable	10,004	3,615	6,287
Deferred profit	1,504	(414)	(3,130)
Accrued liabilities	6,046	(18,398)	19,066
Other liabilities	2,019	1,431	72

Net cash provided by operating activities	79,338	79,275	92,920

Cash flows from investing activities
Proceeds from sale of property, plant and equipment	797	765	2,551
Purchase of property, plant and equipment	(20,295)	(23,080)	(22,968)
Purchase of businesses, net of cash acquired	(72,854)	(28,698)	(12,968)
Proceeds from sale of short-term investments	—	35,000	—
Purchase of short-term investments	—	(10,000)	(25,000)
Private company equity investments	(652)	(4,000)	(1,318)
Proceeds from sale of Electronics Manufacturing business, net of transaction costs and taxes	—	150,791	—

Net cash (used in) provided by investing activities	(93,004)	120,778	(59,703)

Cash flows from financing activities
Repayment of debt	(2,500)	(7,106)	(4,602)
Issuance of debt	—	—	2,037
Repurchase of common stock	(63,055)	(178,786)	(31,668)
Issuance of common stock	34,060	18,363	22,855
Excess tax benefit from share-based compensation expense	7,700	—	—
Transfers to Varian Medical Systems, Inc.	(649)	(882)	(1,110)

Net cash used in financing activities	(24,444)	(168,411)	(12,488)

Effects of exchange rate changes on cash and cash equivalents	3,771	(3,130)	3,462

Net (decrease) increase in cash and cash equivalents	(34,339)	28,512	24,191
Cash and cash equivalents at beginning of period	188,494	159,982	135,791

Cash and cash equivalents at end of period	$154,155	$188,494	$159,982

Supplemental cash flow information
Income taxes paid, net of refunds received	$23,276	$66,961	$16,029

Interest paid	$2,030	$2,151	$2,330

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

Note 2.    Summary of Significant Accounting Policies

Fiscal Year.    The Company’s fiscal years reported are the 52- or 53-week periods that ended on the Friday nearest September 30. Fiscal year 2006 was comprised of the 52-week period ended on September 29, 2006. Fiscal year 2005 was comprised of the 52-week period ended on September 30, 2005. Fiscal year 2004 was comprised of the 52-week period ended on October 1, 2004.

Principles of Consolidation.    The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates.    The preparation of the Consolidated Financial Statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in these Consolidated Financial Statements include revenue recognition, allowances for doubtful accounts receivable, inventory valuation reserves, share-based compensation, product warranty reserves, environmental liabilities and income taxes. Actual results could differ from these estimates.

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

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Foreign Currency Translation.    The Company uses the local currency as the functional currency in each country in which it operates. The functional currencies of the Company’s operations are primarily the U.S. dollar and the Euro, and, to a lesser extent, the British pound, Australian dollar, Japanese yen and various other currencies. Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at exchange rates at the end of the fiscal year and income and expense items are translated at exchange rates

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

prevailing during the year. Translation gains and losses are included in the cumulative translation adjustment component of accumulated other comprehensive income. Gains and losses arising from transactions denominated in currencies other than a subsidiary’s functional currency are reflected in selling, general and administrative expenses.

Concentration of Credit Risk.    Financial instruments that potentially subject the Company to concentrations of credit risk include cash equivalents, trade accounts receivable, notes receivable and foreign exchange forward contracts. The Company invests primarily in short-term U.S. Treasury securities and money market funds. The Company sells its products and extends trade credit to a large number of customers, who are dispersed across many different industries and geographies. The Company performs ongoing credit evaluations of these customers and generally does not require collateral from them. Trade accounts receivable include allowances for doubtful accounts as of September 29, 2006 and September 30, 2005 of $2.0 million and $1.8 million, respectively. Delinquent account balances are written off when management determines that the likelihood of collection is no longer probable. The Company seeks to minimize credit risk relating to foreign exchange forward contracts by limiting its counter-parties to major financial institutions. No single customer represented 10% or more of the Company’s total sales in fiscal year 2006, 2005 and 2004 or trade accounts receivable at fiscal year end 2006 or 2005.

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

Property, Plant and Equipment.    Property, plant and equipment are stated at cost. Major improvements are capitalized, while maintenance and repairs are expensed currently. Plant and equipment are depreciated over their estimated useful lives using the straight-line method for financial reporting purposes and accelerated methods for tax purposes. Machinery and equipment lives vary from three to 10 years and buildings are depreciated over 20 to 40 years. Purchased software is depreciated over five to 10 years. Leasehold improvements are depreciated using the straight-line method over their estimated useful lives or the remaining term of the lease, whichever is less. Depreciation expense totaled $18.9 million, $17.1 million and $16.8 million, in fiscal years 2006, 2005 and 2004, respectively. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation are removed from the accounts.

Goodwill and Intangible Assets.    Under Financial Accounting Standards Board (the “FASB”) Statement of Financial Accounting Standards No. (“SFAS”) 142, Goodwill and Other Intangible Assets, goodwill is not amortized, but must be tested for impairment annually and whenever events or circumstances occur indicating that goodwill might be impaired. The Company performed annual goodwill impairment tests during fiscal years 2006, 2005 and 2004 and determined that there was no impairment of goodwill.

Identifiable intangible assets recorded in connection with acquisitions are amortized on a straight-line basis over their estimated useful lives, which range from two to 20 years. Acquired in-process research and development is immediately expensed.

In order to conform to the current-year presentation, cost of sales for fiscal years 2005 and 2004 have been revised to include amortization expense relating to certain acquisition-related intangible assets (acquired patents and core technology and existing technology) that had previously been included in selling, general and administrative expenses. Amortization expense relating to these intangible assets was $5.1 million, $3.9 million and $1.3 million in fiscal years 2006, 2005 and 2004, respectively.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investments in Privately Held Companies.    The Company has equity investments in privately held companies which, because of its ownership interest and other factors, are carried at cost. These investments are evaluated under the requirements of FASB Interpretation (“FIN”) 46(R), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, and other applicable guidance to determine the appropriate accounting treatment, including whether the Company must consolidate the investee company. Based on these evaluations, the Company has determined that no consolidation is required. These investments are included in other assets in the Consolidated Balance Sheet. The Company monitors these investments for impairment and will make appropriate reductions in carrying values if the Company determines that an impairment charge is required based primarily on the near-term prospects and financial condition of these companies.

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

Stockholders’ Equity.    In order to conform to the current-year presentation, the balances of common stock and retained earnings as of September 30, 2005, October 1, 2004 and October 3, 2003 have been revised to include a portion of the cost of common stock repurchased and retired prior to that date as a reduction of retained earnings. Previously, the entire cost of repurchased and retired common stock had been recorded as a reduction in the carrying value of common stock. This revision, which increased common stock and decreased retained earnings by $176.7 million as of September 30, 2005, $41.5 million as of October 1, 2004, and $16.6 million as of October 3, 2003, had no impact on the Company’s results of operations, total stockholders’ equity or cash flows.

Share-Based Compensation.    Effective October 1, 2005, the Company adopted the provisions of SFAS 123(R), Share-Based Payment, which establishes the accounting for share-based awards and the inclusion of their fair value in net earnings in the respective periods the awards were earned. In adopting SFAS 123(R), the Company elected to utilize the modified prospective transition method, which requires that the provisions of SFAS 123(R) be applied to new awards made after the effective date and to any awards that were unvested as of the effective date, but does not require the restatement of prior periods.

The Company estimates the fair value of share-based compensation using the Black-Scholes option-pricing model, consistent with the provisions of SFAS 123(R) and SEC Staff Accounting Bulletin No. (“SAB”) 107, Share-Based Payment. Fair value is estimated on the date of grant and then recognized as expense over the requisite service period (generally the vesting period) in the Consolidated Statement of Earnings. The determination of fair value and the timing of expense using option pricing models such as the Black-Scholes model require the input of highly subjective assumptions, including expected life, expected forfeitures and the expected price volatility of the underlying stock. The Company estimates the expected forfeiture and expected life assumptions based on historical experience. The expected stock price volatility assumption is determined using a combination of historical and implied volatility of the Company’s common stock, with implied volatility based on the implied volatility of publicly traded options on the Company’s common stock. The Company believes that using a combination of historical and implied volatility is more reflective of current market conditions and a better indicator of expected future volatility.

In connection with its adoption of SFAS 123(R), the Company elected to use the practical transition option (also known as the “short-cut” method) to calculate its historical pool of windfall tax benefits as allowed under FASB Staff Position No. (“FSP”) FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. The practical transition option allows the use of a

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

simplified method to establish the beginning balance of the additional paid-in capital pool (the “APIC pool”), which is available to absorb shortfalls when actual tax deductions are less than the related book share-based compensation cost recognized subsequent to the adoption of SFAS 123(R).

Prior to the adoption of SFAS 123(R), the Company applied the intrinsic value method as prescribed by Accounting Principles Board Opinion No. (“APB”) 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee stock compensation plans and provided the required pro forma disclosures of SFAS 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.

Advertising Costs.    Advertising costs are expensed as incurred. Advertising expense was $2.9 million in fiscal year 2006, $3.0 million in fiscal year 2005 and $3.1 million in fiscal year 2004.

Income Taxes.    The Company accounts for income taxes in accordance with SFAS 109, Accounting for Income Taxes, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that the related tax benefits will not be realized in the future.

Recent Accounting Pronouncements.    In November 2004, the FASB issued SFAS 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company’s adoption of SFAS 151 in the first quarter of fiscal year 2006 did not have a material impact on its financial condition or results of operations.

In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations, which clarified the guidance set forth in SFAS 143, Accounting for Asset Retirement Obligations, relating to conditional asset retirement obligations. FIN 47 requires companies to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated even though uncertainty exists about the timing and/or method of settlement. It also provides additional guidance for assessing whether sufficient information is available to make a reasonable estimate of the fair value of an asset retirement obligation. The cumulative effect (if any) of initially applying FIN 47 is to be recorded as a change in accounting principle. The Company’s adoption of FIN 47 in the fourth quarter of fiscal year 2006 did not have a material impact on its financial condition or results of operations.

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS 154 requires retrospective application to prior period financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS 154 further requires a change in depreciation, amortization, or depletion method for long-lived, non-financial assets to be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company’s adoption of SFAS 154 in the first quarter of fiscal year 2006 did not have a material impact on its financial condition or results of operations.

In June 2005, the FASB issued FSP 143-1, Accounting for Electronic Equipment Waste Obligations. FSP 143-1 provides guidance on how companies should account for their obligations, if any, under European Union (“EU”) Directive 2002/96/EC on Waste Electrical and Electronic Equipment (the “WEEE

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

FSP 143-1 is effective the later of the first reporting period that ends after June 8, 2005 or the date that each EU-member country adopts legislation implementing the WEEE Directive. As of September 29, 2006, all of the EU-member countries where the Company’ manufactures or imports products had adopted legislation to implement the WEEE Directive (although in some cases to be effective at a future date). The Company has adopted FSP 143-1 with respect to those countries and such adoption did not have a material impact on its financial condition or results of operations.

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

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109, which addresses accounting for, and disclosure of, uncertain tax positions. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the requirements of FIN 48 and is not yet able to determine whether its adoption in the first quarter of fiscal year 2008 will have a material impact on its financial condition or results of operations.

In September 2006, the SEC issued SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related disclosures using both the rollover and the iron curtain approach. The rollover approach quantifies misstatements based on the amount of the error originating in the current year income statement. The iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year of origin. Adjustment of financial statements would be required if either approach resulted in a material misstatement. SAB 108 applies to annual financial statements for fiscal years ending after November 15, 2006. The Company does not expect the adoption of SAB 108 to have a material impact on its financial condition or results of operations.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies to previous accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 157 to have a material impact on its financial condition or results of operations.

In September 2006, the FASB issued SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS 158 requires an employer to recognize the funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability measured by the difference between the fair value of the plan assets and the benefit obligation. SFAS 158 also requires any unrecognized prior service costs and actuarial gains and losses to be recognized as a component of accumulated other comprehensive income in stockholders’ equity. Under SFAS 158, the Company will be required to initially recognize the funded status of its defined benefit postretirement plans and to provide additional required disclosures in the fourth quarter of fiscal year 2007. Based on valuations performed in fiscal year 2006, had the Company adopted the provisions of SFAS 158 in that period, the Company’s defined benefit pension plan liability would have increased by approximately $5.3 million and accumulated other comprehensive income would have decreased by approximately $3.6 million (net of taxes) as of September 29, 2006. The Company does not expect the adoption of SFAS 158 with respect to its other defined benefit postretirement plans to have a material impact on its financial condition or results of operations.

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

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Sales by the disposed Electronics Manufacturing Business and the components of earnings from discontinued operations for fiscal years 2006, 2005 and 2004 are presented below:

	Fiscal Year Ended
	Sept. 29, 2006	Sept. 30, 2005	Oct. 1, 2004
(in thousands)
Sales	$—	$80,245	$191,523

Earnings from operations of disposed Electronics Manufacturing Business	$—	$8,713	$23,162
Income tax expense	—	(3,328)	(8,981)

Earnings from operations of disposed Electronics Manufacturing Business, net of taxes	—	5,385	14,181
Gain on sale of Electronics Manufacturing Business, net of taxes of $45,653 in fiscal year 2005	—	73,885	—

Earnings from discontinued operations	$—	$79,270	$14,181

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

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the carrying amounts of major classes of assets and liabilities relating to the Electronics Manufacturing Business at the time of the Closing:

Carrying Amount
(in thousands)
Assets
Accounts receivable	$28,496
Inventories	41,046
Prepaid expenses and other current assets	260

Total current assets	69,802
Property, plant and equipment, net	22,131
Goodwill	2,102

Total assets	94,035

Liabilities
Accounts payable	14,705
Accrued liabilities	2,424

Total current liabilities	17,129
Long-term liabilities	—

Total liabilities	17,129

Net assets sold	$76,906

Note 4.    Balance Sheet Detail

	Fiscal Year End
	Sept. 29, 2006	Sept. 30, 2005
(in thousands)
Inventories
Raw materials and parts	$60,596	$53,625
Work in process	23,238	17,618
Finished goods	49,828	43,184

	$133,662	$114,427

Property, plant and equipment
Land and land improvements	$6,784	$5,112
Buildings	96,860	86,188
Machinery and equipment	152,962	147,500
Construction in progress	13,332	11,336

	269,938	250,136
Accumulated depreciation	(157,410)	(147,846)

	$112,528	$102,290

Accrued liabilities
Payroll and employee benefits	$57,668	$45,556
Income taxes	15,725	10,337
Deferred service revenue	30,029	27,250
Contract advances	25,746	29,911
Other	39,895	52,572

	$169,063	$165,626

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5.    Forward Exchange Contracts

The Company enters into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations on assets and liabilities denominated in non-functional currencies. These contracts are accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. Typically, gains and losses on these contracts are substantially offset by transaction losses and gains on the underlying balances being hedged. During fiscal years 2006, 2005 and 2004, net foreign currency (losses) gains relating to these arrangements were $(1.3) million, $(0.9) million and $0.3 million, respectively. These amounts were recorded in selling, general and administrative expenses.

From time to time, the Company also enters into foreign exchange forward contracts to minimize the impact of foreign currency fluctuations on forecasted transactions. These contracts are designated as cash flow hedges under SFAS 133. There were no outstanding foreign exchange forward contracts designated as cash flow hedges of forecasted transactions as of September 29, 2006 or September 30, 2005. In addition, no foreign exchange gains or losses from hedge ineffectiveness were recognized during fiscal years 2006, 2005 or 2004.

The Company’s foreign exchange forward contracts generally range from one to 12 months in original maturity. A summary of all foreign exchange forward contracts that were outstanding as of September 29, 2006 follows:

	Notional Value Sold	Notional Value Purchased
(in thousands)
Euro	$—	$54,761
Australian dollar	—	30,697
British pound	15,827	—
Canadian dollar	7,357	—
Japanese yen	4,723	—
Swiss franc	3,042	—
Danish krone	664	—

Total	$31,613	$85,458

Note 6.    Acquisitions

IonSpec Corporation.    In February 2006, the Company acquired IonSpec Corporation (“IonSpec”) for $17.2 million in cash and assumed debt. Under the terms of the acquisition, the Company may become obligated to make additional purchase price payments of up to $14.0 million over a three-year period, depending on the performance of the IonSpec business relative to certain financial targets. IonSpec designs, develops, manufactures, markets, sells and services Fourier Transform mass spectrometry (“FTMS”) products for life science applications. IonSpec became part of the Scientific Instruments segment.

Of the total purchase price of $17.2 million, $14.5 million (including $1.9 million to pay down assumed debt) was paid at the closing of the acquisition. An additional $1.3 million was used to settle a pre-acquisition contingency in September 2006. The remaining $1.4 million was retained by the Company and will be paid to the sellers, net of any indemnification claims, in two equal installments in February 2007 and February 2008.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has allocated the purchase price paid for the IonSpec acquisition to the estimated fair value of assets acquired and liabilities assumed as follows:

Amount Allocated
(in millions)
Accounts receivable	$0.3
Inventories	3.1
Deferred tax assets	0.2
Property, plant and equipment	4.1
Goodwill	3.3
Identified intangible assets	8.1

Total assets acquired	19.1
Liabilities assumed	(1.9)

Total consideration	$17.2

The amounts allocated to identified intangible assets are based upon an analysis, which utilized the income approach and the royalty savings approach to determine the fair value of significant identified intangible assets acquired in the transaction. The identified intangible assets are being amortized using the straight-line method over their respective estimated useful lives (weighted average of 9.1 years). No new products were in the research and development stage at the time of the acquisition and as such no amounts were allocated to in-process research and development. A risk-adjusted discount rate of 21.5% was applied to cash flow projections to determine the present value of the different intangible assets.

PL International Limited.    In November 2005, the Company acquired PL International Limited (“Polymer Labs”) for $44.3 million in cash (net of acquired cash). Under the terms of the acquisition, the Company may become obligated to make additional purchase price payments of up to $23.0 million over a three-year period, depending on the performance of the Polymer Labs business relative to certain financial targets. Polymer Labs designs, develops, manufactures, markets, sells and services consumable products and instrumentation for advanced polymer analysis, including columns, standards and chromatography systems for gel permeation chromatography (“GPC”) analysis, and systems for process monitoring of polymeric materials. Polymer Labs became part of the Scientific Instruments segment.

Of the total purchase price of $44.3 million, the Company paid $41.6 million at the closing of the acquisition and $1.7 million during the second quarter of fiscal year 2006 to settle a net asset adjustment based on Polymer Labs’ balance sheet as of the date of completion of the acquisition. The remaining $1.0 million relates to transaction costs.

Of the $41.6 million paid at the closing of the acquisition, a total of $2.0 million is being held in escrow and will be paid to the sellers, net of any indemnification claims, in January 2007.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has allocated the purchase price paid for the Polymer Labs acquisition to the estimated fair value of assets acquired and liabilities assumed as follows:

Amount Allocated
(in millions)
Accounts receivable	$4.1
Inventories	4.7
Property, plant and equipment	3.9
Goodwill	23.9
Identified intangible assets	9.5

Total assets acquired	46.1
Liabilities assumed	(2.6)

Net assets acquired	43.5
Purchased in-process research and development	0.8

Total consideration	$44.3

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

Magnex Scientific Limited.    In November 2004, the Company acquired Magnex Scientific Limited (“Magnex”) for approximately $33.3 million in cash and assumed net debt. Under the terms of the acquisition, the Company may become obligated to make additional purchase price payments of up to $6.0 million over a three-year period, depending on the performance of the Magnex business relative to certain financial targets. Magnex designs, develops, manufactures, markets, sells and services superconducting magnets for human and other magnetic resonance (“MR”) imaging, nuclear magnetic resonance (“NMR”) and Fourier Transform mass spectroscopy, and gradients for MR microscopy. These magnets are used in the Company’s NMR and MR imaging systems, and are also sold directly to original equipment manufacturers and end-users. Upon its acquisition, the Magnex business became part of the Company’s Scientific Instruments segment.

Of the total purchase price of approximately $33.3 million, approximately $25.3 million was paid at closing and approximately $1.0 million was paid by the Company later in fiscal year 2005 to settle a net asset adjustment based on the closing balance sheet. During fiscal year 2006, additional payments of approximately $3.0 million relating to the initial purchase price holdback and approximately $1.0 million relating to the achievement of certain contingent consideration targets during 2005 were made to the sellers. The remaining initial purchase price holdback of approximately $3.0 million was subsequently paid to the sellers in November 2006.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The allocation of the purchase price paid for this acquisition is as follows:

Amount Allocated
(in millions)
Accounts receivable, net	$1.7
Inventories	25.2
Deferred tax assets	(0.8)
Prepaid expenses and other current assets	1.7
Property, plant and equipment	2.9
Goodwill	11.3
Identified intangible assets	12.6
Other assets	4.1

Total assets acquired	58.7
Liabilities assumed	(26.1)

Net assets acquired	32.6
Purchased in-process research and development	0.7

Total consideration	$33.3

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

Of the total purchase price of approximately $19.8 million, approximately $11.9 million was settled at closing. During fiscal year 2005, approximately $1.4 million was paid by the Company to settle a net asset adjustment based on the closing balance sheet and approximately $4.2 million was accrued related to a contingent payment based on the financial performance of the Digilab Business through September 2005. This contingent payment, as well as $2.3 million relating to the initial purchase price holdback, was paid during fiscal year 2006.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The allocation of the purchase price paid for this acquisition is as follows:

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

Bear Instruments, Inc.    During fiscal year 2006, the Company accrued and paid $1.4 million for the final contingent consideration payment due to the sellers in connection with the Bear Instruments, Inc. business (acquired in fiscal year 2001). This payment resulted in additional goodwill relating to this acquisition.

All of the above acquisitions were accounted for using the purchase method of accounting. Accordingly, the Company’s Consolidated Statement of Earnings for fiscal years 2006, 2005 and 2004 include the results of operations of the acquired companies since the effective dates of their respective purchases. Except for Magnex, there were no significant differences between the accounting policies of the Company and any of the acquired companies. Pro forma sales, earnings from operations, net earnings and net earnings per share have not been presented because the effects of these acquisitions were not material on either an individual or an aggregated basis.

The Company is, from time to time, obligated to pay additional cash purchase price amounts in the event that certain financial or operational milestones are met by acquired businesses. As of September 29, 2006, up to a maximum of $42.0 million could be payable through February 2009 under contingent consideration arrangements relating to acquired businesses. Amounts subject to these arrangements can be earned over the respective measurement period, depending on the performance of the acquired business relative to certain financial targets.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes key terms of outstanding contingent consideration arrangements as of September 29, 2006:

Acquired business	Remaining amount available (maximum)	Measurement period	Measurement period end date
IonSpec	$14.0 million	3 years	February 2009
Magnex	$5.0 million	3 years	November 2007
Polymer Labs	$23.0 million	3 years	November 2008

Note 7.    Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for each of the Company’s reportable segments in fiscal years 2006 and 2005 follow:

	Scientific Instruments	Vacuum Technologies	Electronics Manufacturing	Total
(in thousands)
Balance as of October 1, 2004	$128,373	$966	$2,102	$131,441
Fiscal year 2005 acquisitions (Note 6)	13,223	—	—	13,223
Contingent payments on prior years’ acquisitions	5,059	—	—	5,059
Closing balance sheet-related payments on prior year’s acquisitions	1,383	—	—	1,383
Foreign currency impacts and other adjustments	930	—	—	930
Fiscal year 2005 divestiture (Note 3)	—	—	(2,102)	(2,102)

Balance as of September 30, 2005	148,968	966	—	149,934
Fiscal year 2006 acquisitions (Note 6)	27,190	—	—	27,190
Contingent payments on prior years’ acquisitions	2,386	—	—	2,386
Foreign currency impacts and other adjustments	2,053	—	—	2,053

Balance as of September 29, 2006	$180,597	$966	$—	$181,563

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following intangible assets have been recorded and are being amortized by the Company:

	September 29, 2006
	Gross	Accumulated Amortization	Net
(in thousands)
Intangible assets
Existing technology	$15,054	$(5,726)	$9,328
Patents and core technology	29,321	(6,573)	22,748
Trade names and trademarks	2,419	(1,209)	1,210
Customer lists	11,325	(6,783)	4,542
Other	2,823	(1,508)	1,315

	$60,942	$(21,799)	$39,143

	September 30, 2005
	Gross	Accumulated Amortization	Net
(in thousands)
Intangible assets
Existing technology	$10,172	$(4,398)	$5,774
Patents and core technology	18,474	(3,517)	14,957
Trade names and trademarks	2,176	(922)	1,254
Customer lists	9,305	(3,984)	5,321
Other	2,424	(1,485)	939

	$42,551	$(14,306)	$28,245

Actual aggregate amortization expense relating to intangible assets recorded in the three most recent fiscal years as well as estimated amortization expense for the next five fiscal years and thereafter follow:

(in thousands)
Actual amortization expense
Fiscal year 2004	$2,892
Fiscal year 2005	$6,600
Fiscal year 2006	$8,468

Estimated amortization expense
Fiscal year 2007	$8,139
Fiscal year 2008	6,950
Fiscal year 2009	5,940
Fiscal year 2010	5,456
Fiscal year 2011	3,116
Thereafter	9,542

Total	$39,143

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

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth changes in the Company’s restructuring liability relating to the foregoing plans during fiscal years 2006, 2005 and 2004:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at October 3, 2003	$1,172	$1,197	$2,369
Charges to expense, net	2,441	(22)	2,419
Cash payments	(2,109)	(338)	(2,447)
Foreign currency impacts and other adjustments	169	(7)	162

Balance at October 1, 2004	1,673	830	2,503
Charges to expense, net	4,019	1,922	5,941
Cash payments	(4,553)	(992)	(5,545)
Foreign currency impacts and other adjustments	(137)	(68)	(205)

Balance at September 30, 2005	1,002	1,692	2,694
Charges to expense, net	3	(38)	(35)
Cash payments	(772)	(814)	(1,586)
Foreign currency impacts and other adjustments	—	(22)	(22)

Balance at September 29, 2006	$233	$818	$1,051

Since inception of these plans, the Company has recorded approximately $15.3 million in related restructuring expense and $3.4 million in other costs relating directly to the same restructuring actions. These costs related primarily to employee retention and relocation costs and accelerated depreciation of assets disposed of upon the closure of facilities.

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

The following table sets forth changes in the Company’s restructuring liability during fiscal year 2006 and 2005 in connection with this plan:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at October 1, 2004	$—	$—	$—
Charges to expense	270	1,527	1,797
Cash payments	(170)	(305)	(475)
Foreign currency impacts and other adjustments	(18)	(69)	(87)

Balance at September 30, 2005	82	1,153	1,235
Charges to expense	12	—	12
Cash payments	(91)	(576)	(667)
Foreign currency impacts and other adjustments	(3)	(21)	(24)

Balance at September 29, 2006	$—	$556	$556

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition to these restructuring costs, the Company incurred other costs relating directly to the consolidation of certain field support administrative functions from the Company’s Walton location to Magnex’s Yarnton location of approximately $0.2 million and $0.5 million during fiscal years 2006 and 2005, respectively. This amount was comprised of non-cash charges for accelerated depreciation of assets to be disposed of upon the closure of the Walton facility and employee retention and relocation costs, which will be settled in cash. Since the inception of this plan, the Company has recorded approximately $1.8 million in related restructuring expense and approximately $0.7 million of other related costs.

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

Under this plan, certain administrative functions within the Company’s Corporate organization and Scientific Instruments segment were reorganized and consolidated. This involved changes in reporting structures, consolidation of certain activities and the elimination of employee positions. In addition, this plan involved the elimination of employee positions in certain other operations to reduce the Company’s cost structure. These activities were completed during fiscal year 2006.

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

The following table sets forth changes in the Company’s restructuring liability during fiscal year 2006 and 2005 in connection with this plan:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at October 1, 2004	$—	$—	$—
Charges to expense	3,425	—	3,425
Cash payments	(2,470)	—	(2,470)
Foreign currency impacts and other adjustments	(111)	—	(111)

Balance at September 30, 2005	844	—	844
Charges to expense	38	—	38
Cash payments	(681)	—	(681)
Foreign currency impacts and other adjustments	2	—	2

Balance at September 29, 2006	$203	$—	$203

In addition to these restructuring costs, the Company incurred approximately $0.4 million in other costs during fiscal year 2005, which were comprised of employee retention costs, relating directly to the reorganization and consolidation of certain activities and the elimination of employee positions. The remaining liability will be settled in cash. Since the inception of this plan, the Company has recorded approximately $3.5 million in related restructuring expense and approximately $0.4 million of other related costs.

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

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table sets forth changes in the Company’s restructuring liability relating to this plan during fiscal years 2006, 2005 and 2004:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at October 3, 2003	$1,172	$1,197	$2,369
Charges to expense, net	558	(22)	536
Cash payments	(1,750)	(338)	(2,088)
Foreign currency impacts and other adjustments	169	(7)	162

Balance at October 1, 2004	149	830	979
Charges to expense	—	395	395
Cash payments	(63)	(687)	(750)
Foreign currency impacts and other adjustments	(10)	1	(9)

Balance at September 30, 2005	76	539	615
Charges to expense, net	(47)	(38)	(85)
Cash payments	—	(238)	(238)
Foreign currency impacts and other adjustments	1	(1)	—

Balance at September 29, 2006	$30	$262	$292

In addition to the foregoing restructuring costs, the Company incurred other costs relating directly to the Southern California facility consolidation of approximately $0.1 million and approximately $2.2 million in fiscal years 2005 and 2004, respectively. These costs included approximately $1.8 million of non-cash charges for accelerated depreciation of assets disposed of upon the closure of facilities, approximately $0.1 million in facility relocation costs and approximately $0.4 million in employee retention and relocation costs. Since the inception of this plan, the Company has recorded approximately $7.8 million in related restructuring expense and approximately $2.3 million of other related costs.

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

	Fiscal Year Ended
	Sept. 29, 2006	Sept. 30, 2005
(in thousands)
Beginning balance	$10,723	$10,475
Charges to costs and expenses	5,036	6,053
Warranty expenditures	(4,717)	(5,805)

Ending balance	$11,042	$10,723

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

The Company is subject to certain indemnification obligations to VMS (formerly VAI) and VSEA in connection with the Instruments business as conducted by VAI prior to the Distribution (described in Note 1). These indemnification obligations cover a variety of aspects of the Company’s business, including, but not limited to, employee, tax, intellectual property, litigation and environmental matters. certain of the agreements containing these indemnification obligations are disclosed as exhibits to the Company’s Annual Report on Form 10-K. The estimated fair value of these indemnification obligations is not considered to be material.

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

The Company’s By-Laws require it to indemnify its officers and directors, as well as those who act as directors and officers of other entities at the request of the Company, against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceedings arising out of their services to the Company. In addition, the Company has entered into separate indemnity agreements with each director and officer that provide for indemnification of these directors and officers under certain circumstances. The form of these indemnity agreements is disclosed as an exhibit to the Company’s Annual Report Form 10-K. The indemnification obligations are more fully described in these indemnity agreements and the Company’s By-Laws. The Company purchases insurance to cover claims or a portion of any claims made against its directors and officers. Since a maximum obligation is not explicitly stated in the Company’s By-Laws or these indemnity agreements and will depend on the facts and circumstances that arise out of any future claims, the overall maximum amount of the obligations cannot reasonably be estimated. Historically, the Company has not made payments related to these indemnification obligations and the estimated fair value of these indemnification obligations is not considered to be material.

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

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10.    Debt and Credit Facilities

Credit Facilities.    As of September 29, 2006, the Company and its subsidiaries had a total of $75.1 million in uncommitted and unsecured credit facilities for working capital purposes with interest rates to be established at the time of borrowing. No borrowings were outstanding under these credit facilities as of September 29, 2006. Of the $75.1 million in uncommitted and unsecured credit facilities, a total of $48.5 million was limited for use by, or in favor of, certain subsidiaries at September 29, 2006, and a total of $13.9 million of this $48.5 million was being utilized in the form of bank guarantees and short-term standby letters of credit. These guarantees and letters of credit related primarily to advance payments and deposits made to the Company’s subsidiaries by customers for which separate liabilities were recorded in the consolidated financial statements at September 29, 2006. No amounts had been drawn by beneficiaries under these or any other outstanding guarantees or letters of credit as of that date.

Long-term Debt.    As of September 29, 2006, the Company had $27.5 million in term loans outstanding with a U.S. financial institution, compared to $30.0 million at September 30, 2005. As of both September 29, 2006 and September 30, 2005, fixed interest rates on the term loans ranged from 6.7% to 7.2%. The weighted-average interest rate on the term loans was 6.8% at both September 29, 2006 and September 30, 2005. The term loans contain certain covenants that limit future borrowings and the payment of cash dividends and require the maintenance of certain levels of working capital and operating results. The Company was in compliance with all restrictive covenants of the term loan agreements at September 29, 2006.

The following table summarizes future principal payments on borrowings under long-term debt outstanding as of September 29, 2006:

	Fiscal Years
	2007	2008	2009	2010	2011	Thereafter	Total
(in thousands)
Long-term debt (including current portion)	$2,500	$6,250	$—	$6,250	$—	$12,500	$27,500

Note 11.    Operating Lease Commitments

As of September 29, 2006, the Company was committed to minimum rentals for certain facilities and other leased assets under long-term non-cancelable operating leases (net of non-cancelable sublease income) as follows:

(in thousands)
Fiscal Year
2007	$7,892
2008	5,693
2009	3,645
2010	2,583
2011	1,864
Thereafter	7,001

Total	$28,678

Rent expense for fiscal years 2006, 2005 and 2004, was $14.9 million, $13.2 million and $10.3 million, respectively.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12.    Retirement Plans

Certain employees of the Company in the U.S. are eligible to participate in the Company’s sponsored, defined contribution retirement plan. For employee contributions made after certain minimum employment conditions have been met, the Company is obligated to match the participant’s contribution up to 6% of their eligible compensation. Participants are entitled, upon termination or retirement, to receive their account balances, which are held by a third party trustee. The Company has no defined benefit plans in the U.S. In addition to the U.S. retirement plan, a number of the Company’s non-U.S. subsidiaries have retirement plans for regular full-time employees. Several of these plans are defined benefit plans. Total expenses for all retirement plans amounted to $11.9 million, $10.8 million and $10.0 million for fiscal years 2006, 2005 and 2004, respectively. As discussed more fully below, the Company also recorded a defined benefit pension plan settlement loss of approximately $1.5 million in fiscal year 2005 and related curtailment gains of approximately $1.5 million in fiscal year 2004.

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

Changes in the projected benefit obligation, fair value of plan assets and funded status relating to the Company’s defined benefit pension plans follows:

	Fiscal Year Ended
	Sept. 29, 2006	Sept. 30, 2005	Oct. 1, 2004
(in thousands)
Change in projected benefit obligation
Projected benefit obligation at beginning of fiscal year	$46,085	$59,286	$57,386
Service cost, including plan participant contributions	1,680	1,490	2,772
Interest cost	2,138	2,190	3,051
Actuarial (gain) loss	(150)	9,800	(41)
Foreign currency changes	3,047	181	3,302
Benefit payments	(729)	(632)	(2,329)
Curtailment	—	—	(4,870)
Settlement	—	(26,230)	—
Plan amendments and other adjustments	—	—	15

Projected benefit obligation at end of fiscal year	$52,071	$46,085	$59,286

Change in fair value of plan assets and funded status
Fair value of plan assets at beginning of fiscal year	$31,787	$51,405	$44,079
Actual return on plan assets	2,471	3,782	5,414
Employer and plan participant contributions	1,591	2,779	1,618
Foreign currency changes	2,159	648	2,558
Benefit and expense payments	(729)	(598)	(2,264)
Settlement	—	(26,230)	—

Fair value of plan assets at end of fiscal year	37,279	31,786	51,405
Projected benefit obligation at end of fiscal year	(52,071)	(46,085)	(59,286)

Projected benefit obligation in excess of fair value of plan assets	(14,792)	(14,299)	(7,881)
Unrecognized prior service cost	142	143	156
Unrecognized net actuarial loss	10,023	10,758	6,697

Net accrued benefit cost at end of fiscal year	$(4,627)	$(3,398)	$(1,028)

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additional information pertaining to the Company’s defined benefit pension plans as of the end of fiscal years 2006 and 2005 is outlined below:

	Fiscal Year End
	Sept. 29, 2006	Sept. 30, 2005
(dollars in thousands)
Amounts included in the Consolidated Balance Sheet
Prepaid benefit cost	$600	$543
Accrued benefit cost	(10,503)	(9,452)
Intangible assets	236	249
Accumulated other comprehensive loss	5,040	5,262

Net accrued benefit cost at end of fiscal year	$(4,627)	$(3,398)

Accumulated benefit obligation for all defined benefit pension plans	$44,944	$39,684

Weighted-average assumptions used to determine benefit obligations
Discount rate	4.8%	4.6%
Rate of compensation increases	4.1%	3.9%

Weighted-average asset allocations by asset category
Equity securities	49%	44%
Debt securities	41	43
Cash	2	—
Real estate	1	1
Other	7	12

Total	100%	100%

Additional information
(Decrease) increase in minimum liability included in other comprehensive income after tax	$(106)	$98

Information relating to defined benefit pension plans with an accumulated benefit obligation in excess of the fair value of plan assets follows:

	Fiscal Year End
	Sept. 29, 2006	Sept. 30, 2005
(in thousands)
Projected benefit obligation	$41,267	$34,903
Accumulated benefit obligation	$34,140	$28,502
Fair value of plan assets	$23,971	$19,470

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Periodic Pension Cost.    The components of the Company’s net periodic cost relating to defined benefit pension plans and the weighted-average assumptions used to determine that cost follow:

	Fiscal Year Ended
	Sept. 29, 2006	Sept. 30, 2005	Oct. 1, 2004
(dollars in thousands)
Components of net periodic pension cost
Service cost, net of plan participant contributions	$1,331	$1,186	$2,133
Interest cost	2,138	2,190	3,051
Expected return on plan assets	(1,702)	(1,959)	(2,955)
Amortization of prior service cost and actuarial gains and losses	522	148	501
Curtailment gain	—	—	(1,439)
Settlement loss	—	1,477	—

Net periodic pension cost	$2,289	$3,042	$1,291

Weighted-average assumptions used to determine net periodic pension cost
Discount rate	4.6%	5.5%	5.3%
Expected return on plan assets	5.2%	6.2%	6.4%
Rate of compensation increases	3.9%	3.7%	3.6%

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

Employer Contributions.    During fiscal year ended September 29, 2006, the Company made contributions totaling approximately $1.2 million to its defined benefit pension plans. The Company currently anticipates contributing an additional $1.3 million to its remaining defined benefit pension plans in fiscal year 2007, primarily in the United Kingdom.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Estimated Future Benefit Payments.    As of September 29, 2006, benefit payments, which reflect expected future service (as appropriate), are expected to be as follows:

(in millions)
Fiscal Year
2007	$0.7
2008	$0.8
2009	$1.0
2010	$1.0
2011	$1.1
2012-2016	$7.7

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

For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further environmental-related activities or to estimate the future costs of such activities if undertaken. As of September 29, 2006, it was nonetheless estimated that the Company’s share of the future exposure for environmental-related costs for these sites and facilities ranged in the aggregate from $1.3 million to $2.6 million (without discounting to present value). The time frame over which these costs are expected to be incurred varies with each site and facility, ranging from one year up to 14 years as of September 29, 2006. No amount in the foregoing range of estimated future costs is believed to be more probable of being incurred than any other amount in such range and the Company therefore had an accrual of $1.3 million as of September 29, 2006.

As to certain sites and facilities, sufficient knowledge has been gained to be able to better estimate the scope and certain costs of future environmental-related activities. As of September 29, 2006, it was estimated that the Company’s share of the future exposure for these environmental-related costs for these

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

sites and facilities ranged in the aggregate from $3.4 million to $12.8 million (without discounting to present value). The time frame over which these costs are expected to be incurred varies with each site and facility, ranging from two years up to 30 years as of September 29, 2006. As to each of these sites and facilities, it was determined that a particular amount within the range of certain estimated costs was a better estimate of the future environmental-related cost than any other amount within the range and that the amount and timing of these future costs were reliably determinable. Together, these amounts totaled $6.3 million at September 29, 2006. The Company therefore had an accrual of $4.1 million as of September 29, 2006, which represents the best estimate of its share of these future environmental-related costs discounted at 4%, net of inflation. This accrual is in addition to the $1.3 million described in the preceding paragraph.

At September 29, 2006, the Company’s reserve for environmental-related costs, based upon future environmental-related costs estimated by the Company as of that date, was calculated as follows:

	Recurring Costs	Non- Recurring Costs	Total Anticipated Future Costs
(in millions)
Fiscal Year
2007	$0.2	$0.4	$0.6
2008	0.2	0.4	0.6
2009	0.2	0.2	0.4
2010	0.2	0.2	0.4
2011	0.2	0.1	0.3
Thereafter	4.2	0.9	5.1

Total costs	$5.2	$2.2	7.4

Less imputed interest			(2.0)

Reserve amount			5.4
Less current portion			(0.6)

Long-term (included in Other liabilities)			$4.8

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

An insurance company has agreed to pay a portion of certain of VAI’s (now VMS’) future environmental-related costs for which the Company has an indemnification obligation and the Company therefore has a long-term receivable of $1.1 million (discounted at 4%, net of inflation) in other assets as of September 29, 2006, for the Company’s share of such recovery. The Company has not reduced any environmental-related liability in anticipation of recoveries from third parties.

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

Note 14.    Stockholders’ Equity and Stock Plans

On April 2, 1999, stockholders of record of VAI on March 24, 1999 received in the Distribution (described in Note 1) one share of the Company’s common stock for each share of VAI common stock held on April 2, 1999. Each stockholder also received one preferred stock purchase right (“Right”) for each share of common stock distributed, entitling the stockholder to purchase one one-thousandth of a share of Participating Preferred Stock, par value $0.01 per share, for $200.00 (subject to adjustment), in the event of certain changes in the Company’s ownership. The Participating Preferred Stock is designed so that each one one-thousandth of a share has economic and voting terms similar to those of one share of common stock. The Rights will expire no later than March 2009. As of September 29, 2006, no Rights were eligible to be exercised and none had been exercised through that date.

Omnibus Stock Plan.    Effective April 2, 1999, the Company adopted the Omnibus Stock Plan (“OSP”) under which shares of common stock can be issued to officers, directors and employees. The maximum number of shares of the Company’s common stock available for awards under the OSP was initially 4,200,000 plus 4,512,000 shares granted in substitution for other options in connection with the Distribution (described in Note 1). During fiscal year 2002, the Company’s stockholders approved an amendment of the OSP to increase the number of shares of common stock reserved for issuance under the OSP by 1,000,000. During fiscal year 2005, the Company’s stockholders approved an amendment of the OSP to increase the number of shares of common stock reserved for issuance under the OSP by an additional 5,000,000.

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

At September 29, 2006, a total of 4,847,000 shares were available for issuance under the OSP.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Option Activity Under the OSP

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in millions)
Outstanding at October 3, 2003	4,429	$20.65
Granted	567	$38.76
Exercised	(1,310)	$14.46
Cancelled or expired	(46)	$33.10

Outstanding at October 1, 2004	3,640	$25.54
Granted	512	$36.66
Exercised	(806)	$18.01
Cancelled or expired	(100)	$37.21

Outstanding at September 30, 2005	3,246	$28.80
Granted	538	$41.88
Exercised	(1,225)	$24.85
Cancelled or expired	(66)	$38.99

Outstanding at September 29, 2006	2,493	$33.30	5.4	$31.4

Exercisable at September 29, 2006	1,611	$29.71	5.0	$26.1

The intrinsic value of options exercised in fiscal year 2006 was $21.8 million.

Restricted (Nonvested) Stock.    During the first quarters of fiscal years 2006 and 2005, the Company granted under the OSP 27,500 shares and 24,850 shares, respectively, of restricted (nonvested) common stock to its executive officers. These shares, which were issued upon grant, remain restricted for a period of three years from the grant date and will vest only if the employee is still actively employed by the Company on the vesting date. The restricted stock granted during the first quarters of fiscal years 2006 and 2005 had an aggregate value of $1.2 million and $0.9 million, respectively, representing the fair market value of the restricted shares on their grant dates. These amounts are being recognized by the Company as share-based compensation expense ratably over their respective three-year vesting periods. During fiscal year 2006 and 2005, the Company recognized $0.6 million and $0.2 million, respectively in share-based compensation expense relating to these restricted stock grants.

The following table summarizes restricted stock activity under the OSP for the periods indicated:

	Shares	Weighted- Average Grant Date Fair Value
	(in thousands)
Outstanding and unvested at October 1, 2004	—	—
Granted	25	$36.18

Outstanding and unvested at September 30, 2005	25	$36.18
Granted	27	$42.51

Outstanding and unvested at September 29, 2006	52	$39.51

As of September 29, 2006, there was $1.2 million of total unrecognized compensation expense related to restricted share-based compensation arrangements granted under the OSP. This expense is expected to be recognized over a weighted-average period of 1.6 years.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Non-Employee Director Stock Units.    Under the terms of the OSP, on the first business day following each annual meeting of the Company’s stockholders, each person then serving as a non-employee director is automatically granted stock units having an initial value of $25,000, which vest upon the director’s termination of service as a director and are paid out as soon as possible thereafter. Under the terms of the Stock Unit Agreement, the stock units will be paid out in shares. Each non-employee director who holds stock units will not have rights as a stockholder with respect to the shares issuable under those stock units until such shares are paid out. The stock units are not transferable, except to the non-employee director’s designated beneficiary or estate in the event of his or her death. During fiscal year 2006 and 2005, the Company granted stock units with an aggregate value of $150,000 to non-employee members of its Board of Directors (of which there were six) and recognized the total value of $150,000 as share-based compensation expense at the time of grant in each of those respective periods.

Employee Stock Purchase Plan.    During fiscal year 2000, the Company’s Board of Directors approved the Employee Stock Purchase Plan (“ESPP”) for which the Company set aside 1,200,000 shares of common stock for issuance. In February 2003, the Company’s stockholders approved the ESPP. Under the ESPP, eligible Company employees may set aside, through payroll deductions, between 1% and 10% of eligible compensation for purchases of the Company’s common stock. The participants’ purchase price is the lower of 85% of the stock’s market value on the enrollment date or 85% of the stock’s market value on the purchase date. Prior to fiscal year 2006, enrollment dates occurred every six months and purchase dates occurred each quarter. Beginning in fiscal year 2006, the Company reduced the length of each offering period under its ESPP from six months to three months.

During fiscal years 2006, 2005 and 2004, employees purchased approximately 114,500 shares for $3.6 million, 118,700 shares for $3.9 million and 136,600 shares for $3.9 million, respectively. As of September 29, 2006, a total of approximately 364,000 shares remained available for issuance under the ESPP.

Stock Repurchase Programs.    In November 2005, the Company’s Board of Directors approved a stock repurchase program under which the Company is authorized to utilize up to $100 million to repurchase shares of its common stock. This repurchase program is effective through September 30, 2007. During fiscal year 2006, the Company repurchased and retired 1,515,000 shares at an aggregate cost of $63.0 million. As of September 29, 2006, the Company had remaining authorization to repurchase $37.0 million of its common stock under this program.

In February 2005, the Company’s Board of Directors approved a stock repurchase program under which the Company was authorized to repurchase up to $145 million of its common stock. This authorization was conditioned upon the closing of the sale of the Electronics Manufacturing Business, and upon becoming effective replaced the prior repurchase authorization approved in May 2004. The sale of the Electronics Manufacturing business closed on March 11, 2005, and the repurchase authorization became effective on that date and replaced the previous (May 2004) repurchase authorization. During fiscal year 2005, the Company repurchased and retired approximately 4.0 million shares under this program for an aggregate cost of approximately $145 million.

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

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Share-Based Compensation Expense.    Effective October 1, 2005, the Company adopted SFAS 123(R) using the modified prospective application method. Accordingly, during the fiscal year ended September 29, 2006, the Company recorded share-based compensation expense that would have been recognized had the fair value method been applied since the effective date of SFAS 123, but prior-year periods have not been restated.

The effect of adopting SFAS 123(R) on earnings before income taxes, net earnings, net earnings per share and cash flows from operating activities and financing activities for the fiscal year ended September 29, 2006 was as follows:

	Fiscal Year Ended Sept. 29, 2006
(in thousands, except per share amounts)
Share-based compensation expense by award type:
Employee and non-employee director stock options	$(7,005)
Employee stock purchase plan	(913)
Restricted (nonvested) stock	(644	)(1)
Non-employee director stock units	(150	)(1)

Total share-based compensation expense (effect on earnings before income taxes)	(8,712)
Effect on income tax expense	3,172

Effect on net earnings	$(5,540)

Effect on net earnings per share:
Basic	$(0.18)

Diluted	$(0.18)

Effect of excess tax benefits from share-based compensation expense on:
Cash flows from operating activities	$(7,700)

Cash flows from financing activities	$7,700

(1)	This expense would also have been recorded under the provisions of APB 25.

As of October 1, 2005, the Company had unrecorded deferred share-based compensation related to stock options of $6.7 million after estimated forfeitures. In the Company’s pro forma disclosures prior to the adoption of SFAS 123(R), the Company accounted for forfeitures upon occurrence. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates.

During the fiscal year ended September 29, 2006, the Company granted 538,000 stock options with a weighted-average grant-date fair value of $13.71. The total grant-date fair value of these options (after estimated forfeitures) was $7.0 million. The weighted-average estimated fair value of the option to purchase a share of the Company’s common stock under the ESPP was $8.24 per share for offering periods during fiscal year 2006.

As of September 29, 2006, the unrecorded deferred share-based compensation balance related to stock options was $6.2 million. This amount will be recognized as expense using the straight-line attribution method over an estimated weighted-average amortization period of 1.3 years.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Share-based compensation expense recorded during the fiscal year ended September 29, 2006 has been included in the Company’s Consolidated Statement of Earnings as follows:

Fiscal Year Ended Sept. 29, 2006
(in thousands)
Cost of sales	$448
Selling, general and administrative	7,723
Research and development	541

Total	$8,712

Capitalizable share-based compensation expense relating to inventory or deferred cost of sales (a component of deferred profit) was not significant at September 29, 2006.

Valuation Assumptions

The Company estimates the fair value of employee stock options granted under the OSP and shares issued under the ESPP using the Black-Scholes option-pricing model, consistent with the provisions of SFAS 123(R), SAB 107 and the Company’s prior-period pro forma disclosures of net earnings, including share-based compensation (determined under a fair value method as prescribed by SFAS 123). The fair value of each option grant under the OSP and each share issuance under the ESPP was estimated on the date of grant using the Black-Scholes model with the following weighted-average assumptions:

Fiscal Year Ended Sept 29, 2006
Employee and non-employee director stock options:
Expected dividend yield	0.0%
Risk-free interest rate	4.5%
Expected price volatility	30%
Expected life (in years)	4.5

Employee stock purchases:
Expected dividend yield	0.0%
Risk-free interest rate	4.5%
Expected price volatility	30%
Expected life (in years)	0.3

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

Prior to the adoption of SFAS 123(R), the Company applied the intrinsic value method as prescribed by APB 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee stock compensation plans and provided the required pro forma disclosures of SFAS 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

If the Company had elected to recognize compensation cost based on the fair value of options granted under its OSP and shares issued under its ESPP as prescribed by SFAS 123, net earnings and net earnings per share would have been reduced to the pro forma amounts shown below:

	Fiscal Year Ended
	Sept. 30, 2005	Oct. 1, 2004
(in thousands, except per share amounts)
Earnings from continuing operations:
As reported	$46,687	$45,349
Add: Stock-based compensation expense included in reported net earnings, net of related tax effects	257	—
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(5,682)	(5,657)

Pro forma	$41,262	$39,692

Earnings per share from continuing operations:
Basic—as reported	$1.39	$1.31

Basic—pro forma	$1.23	$1.15

Diluted—as reported	$1.36	$1.27

Diluted—pro forma	$1.20	$1.11

The fair value of each option grant under the OSP and each share issuance under the ESPP was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Fiscal Year Ended
	Sept. 30, 2005	Oct. 1, 2004
Employee and non-employee director stock options:
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	3.6%	2.9%
Expected price volatility	40%	40%
Expected life (in years)	4.1	5.7

Employee stock purchases:
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	2.0%	1.0%
Expected price volatility	40%	40%
Expected life (in years)	0.5	0.5

The weighted-average estimated fair value of employee stock options granted under the OSP was $13.37 per share for fiscal year 2005 and $16.26 per share for fiscal year 2004. The weighted-average estimated fair value of the option to purchase a share of the Company’s common stock under the ESPP was $9.50 for offering periods during fiscal year 2005 and $9.41 for offering periods during fiscal year 2004. No share-based compensation expense was recorded during fiscal year 2005 or 2004 relating to employee stock options granted under the OSP or shares issued under the ESPP since the Company applied FAS 123 for disclosure purposes only during those periods.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15.    Income Taxes

The sources of earnings from continuing operations before income taxes follow:

	Fiscal Year Ended
	Sept. 29, 2006	Sept. 30, 2005	Oct. 1, 2004
(in thousands)
United States	$(7,317)	$1,176	$1,884
Foreign	81,981	62,277	66,539

Earnings from continuing operations before income taxes	$74,664	$63,453	$68,423

Income tax expense on earnings from continuing operations consists of the following:

	Fiscal Year Ended
	Sept. 29, 2006	Sept. 30, 2005	Oct. 1, 2004
(in thousands)
Current
U.S. federal	$5,629	$(5,659)	$3,295
Foreign	30,907	22,777	23,270
State and local	958	1,183	1,568

Total current	37,494	18,301	28,133

Deferred
U.S. federal	(9,038)	4,356	(4,931)
Foreign	(1,872)	(5,817)	(373)
State and local	(1,989)	(74)	245

Total deferred	(12,899)	(1,535)	(5,059)

Income tax expense	$24,595	$16,766	$23,074

Deferred tax assets and liabilities are recognized for the temporary differences between the tax basis and reported amounts of assets and liabilities, and tax loss carry-forwards. Their significant components follow:

	Fiscal Year End
	Sept. 29, 2006	Sept. 30, 2005
(in thousands)
Assets
Inventory	$10,008	$9,702
Revenue recognition	4,284	3,952
Capitalized research costs	19,912	9,933
Loss carry-forwards	3,153	1,773
Deferred compensation	10,186	6,996
Product warranty	3,178	2,610
Other	2,648	1,819

Total deferred tax assets	53,369	36,785

Liabilities
Depreciation and amortization	18,171	14,871

Total deferred tax liabilities	18,171	14,871

Net deferred tax assets	$35,198	$21,914

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of September 29, 2006, the Company’s foreign manufacturing and sales subsidiaries had accumulated approximately $78.0 million of earnings that have been reinvested in their operations. The Company has not provided U.S. tax on these earnings. Determination of the amount of unrecognized deferred tax liability on such earnings is not practicable.

As of September 29, 2006, the Company had a U.S. foreign tax credit carry-forward of approximately $0.3 million that expires in 2012. If recognized, this carry-forward will be accounted for as a credit to stockholders’ equity.

As of September 29, 2006, the Company had foreign loss carry-forwards of approximately $10.4 million that have been recognized as deferred tax assets. In fiscal year 2006, foreign income tax expense included $0.6 million relating to loss carry-forwards that were recorded as a reduction to goodwill. In fiscal year 2005, foreign income tax expense was reduced $0.3 million for a current-year loss that was carried forward.

The difference between the reported income tax rate on earnings from continuing operations and the federal statutory income tax rate is attributable to the following:

	Fiscal Year Ended
	Sept. 29, 2006	Sept. 30, 2005	Oct. 1, 2004
Federal statutory income tax rate	35.0%	35.0%	35.0%
State and local taxes, net of federal benefit	(0.9)	1.1	1.7
Foreign taxes	0.1	(2.8)	(3.4)
Deferred tax on unremitted earnings of foreign subsidiaries	—	(7.6)	—
Other	(1.3)	0.7	0.4

Reported income tax rate	32.9%	26.4%	33.7%

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

The Company’s income taxes payable have been reduced by the tax benefits associated with exercises of employee stock options. These benefits were credited directly to stockholders’ equity and amounted to approximately $8.2 million, $9.1 million and $13.3 million for fiscal years 2006, 2005 and 2004, respectively.

In fiscal year 2006 and 2005, accumulated other comprehensive loss was increased approximately $0.1 million and decreased approximately $0.2 million, respectively, due to the tax benefit of additional minimum pension liabilities recognized during those periods.

The Company’s federal, state and foreign income tax returns are subject to audit by relevant tax authorities. In September 2006, the U.S. Internal Revenue Service commenced an examination of the Company’s fiscal year 2003 U.S. federal tax return. The Company has established tax reserves representing its best estimate of additional income tax it may be required to pay if certain tax positions are successfully challenged by the tax authorities.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 16.    Net Earnings Per Share

Basic earnings per share are calculated based on net earnings and the weighted-average number of shares of common stock outstanding during the reported period. Diluted earnings per share are calculated similarly, except that the weighted-average number of common shares outstanding during the period increased by the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. The dilutive effect of potential common shares (including outstanding stock options, ESPP shares, non-employee director stock units and restricted stock) is reflected in diluted earnings per share by application of the treasury stock method, which includes consideration of share-based compensation and the tax benefit thereon as required by SFAS 123(R) in fiscal year 2006.

In fiscal years 2006, 2005 and 2004, options to purchase approximately 885,000, 561,000 and 129,000 shares, respectively, were excluded from the calculation of diluted earnings per share as their effect was anti-dilutive.

A reconciliation of weighted-average basic shares outstanding to weighted-average diluted shares outstanding follows:

	Fiscal Year Ended
	Sept. 29, 2006	Sept. 30, 2005	Oct. 1, 2004
(in thousands)
Weighted-average basic shares outstanding	30,929	33,673	34,640
Net effect of dilutive potential common shares	495	682	1,133

Weighted-average diluted shares outstanding	31,424	34,355	35,773

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

General corporate costs include shared costs of legal, tax, accounting, treasury, insurance and certain other management costs. A portion of the indirect and common costs has been allocated to the segments through the use of estimates. Also, transactions between segments are accounted for at cost and are not included in sales. Accordingly, the following information is provided for purposes of achieving an understanding of operations, but might not be indicative of the financial results of the reported segments were they independent organizations. In addition, comparisons of the Company’s operations to similar operations of other companies might not be meaningful.

The Company operates various manufacturing and marketing operations outside of the U.S. In fiscal years 2006, 2005 and 2004, no single country outside of the U.S. accounted for more than 10% of total sales (based on the geographic location of the customer). Except for the United Kingdom in fiscal year 2006, no single country outside the U.S. accounted for more than 10% of total assets in fiscal years 2006, 2005 and 2004. Transactions between geographic areas are accounted for at cost and are not included in sales.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Included in the total of International sales are export sales recorded by U.S. entities in fiscal years 2006, 2005 and 2004, of approximately $62 million, $53 million and $55 million, respectively.

Industry Segments

	Total Sales			Pretax Earnings			Identifiable Assets			Capital Expenditures			Depreciation and Amortization
	2006	2005	2004	2006	2005	2004	2006	2005	2004	2006	2005	2004	2006	2005	2004
(in millions)
Scientific Instruments	$686	$633	$585	$60	$51	$54	$610	$501	$437	$18	$14	$14	$23	$18	$13
Vacuum Technologies	149	140	139	29	25	23	54	55	59	2	3	4	4	4	4

Total industry segments	835	773	724	89	76	77	664	556	496	20	17	18	27	22	17
General corporate	—	—	—	(16)	(16)	(10)	198	240	242	0	5	2	0	2	2
Interest income	—	—	—	4	5	3	—	—	—	—	—	—	—	—	—
Interest expense	—	—	—	(2)	(2)	(2)	—	—	—	—	—	—	—	—	—

Continuing operations	$835	$773	$724	$75	$63	$68	862	796	738	20	22	20	27	24	19

Discontinued operations (Note 3)							—	—	93	—	1	3	—	2	6

Total							$862	$796	$831	$20	$23	$23	$27	$26	$25

Geographic Information

	Sales to Unaffiliated Customers (1)			Intergeographic Sales to Affiliates			Total Sales			Pretax Earnings			Identifiable Assets
	2006	2005	2004	2006	2005	2004	2006	2005	2004	2006	2005	2004	2006	2005	2004
(in millions)
United States	$273	$306	$302	$189	$100	$271	$462	$406	$573	$40	$23	$22	$315	$282	$363
United Kingdom	—	—	—	—	—	—	—	—	—	—	—	—	115	56	8
Other international	562	467	422	288	325	133	850	792	555	68	65	64	232	213	215

Total geographic segments	835	773	724	477	425	404	1,312	1,198	1,128	108	88	86	662	551	586
Eliminations, corporate and other	—	—	—	(477)	(425)	(404)	(477)	(425)	(404)	(33)	(25)	(18)	200	245	245

Total company	$835	$773	$724	$—	$—	$—	$835	$773	$724	$75	$63	$68	$862	$796	$831

	Long-Lived Assets (2)
	2006	2005	2004
(in millions)
United States	$72	$69	$84
Italy	14	14	15
Other international	35	27	25

Total company	$121	$110	$124

(1)	Sales to unaffiliated customers are generally reported based on the geographic location of the customer. No single customer accounted for more than 10% of sales in any of the fiscal years presented.
(2)	Excludes goodwill, intangible assets and long-term deferred tax assets.

SCHEDULE II

VARIAN, INC. AND SUBSIDIARY COMPANIES

VALUATION AND QUALIFYING ACCOUNTS

for fiscal years 2006, 2005 and 2004

(In thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions		Balance at End of Period
			Description	Amount
Allowance for Doubtful Accounts Receivable:
Fiscal year 2006	$1,790	$391	Write-offs & adjustments	$199	$1,982

Fiscal year 2005	$1,916	$276	Write-offs & adjustments	$402	$1,790

Fiscal year 2004	$2,010	$318	Write-offs & adjustments	$412	$1,916

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

Amounts for each quarterly period in fiscal years 2006 and 2005 follow:

	Fiscal Year 2006(1)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(in millions, except per share amounts)
Sales	$195.7	$209.6	$209.8	$219.6

Gross profit	$85.9	$92.9	$94.6	$100.9

Earnings from continuing operations	$9.7	$11.2	$14.5	$14.7
Earnings from discontinued operations	$—	$—	$—	$—

Net earnings	$9.7	$11.2	$14.5	$14.7

Net earnings per basic share
Continuing operations	$0.31	$0.36	$0.47	$0.48
Discontinued operations	$—	$—	$—	$—

Net earnings	$0.31	$0.36	$0.47	$0.48

Net earnings per diluted share
Continuing operations	$0.30	$0.36	$0.46	$0.47
Discontinued operations	$—	$—	$—	$—

Net earnings	$0.30	$0.36	$0.46	$0.47

	Fiscal Year 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(in millions, except per share amounts)
Sales	$190.9	$197.0	$186.8	$198.1

Gross profit	$80.7	$83.9	$83.5	$88.6

Earnings from continuing operations	$11.7	$9.8	$10.6	$14.6
Earnings from discontinued operations	$3.2	$72.1	$4.0	$—

Net earnings	$14.9	$81.9	$14.6	$14.6

Net earnings per basic share
Continuing operations	$0.34	$0.28	$0.32	$0.46
Discontinued operations	$0.09	$2.07	$0.11	$—

Net earnings	$0.43	$2.35	$0.43	$0.46

Net earnings per diluted share
Continuing operations	$0.33	$0.28	$0.31	$0.46
Discontinued operations	$0.09	$2.01	$0.12	$—

Net earnings	$0.42	$2.29	$0.43	$0.46

(1)	The quarterly results for fiscal year 2006 reflect share-based compensation expense as a result of the adoption of SFAS 123(R) on a prospective basis in the first quarter of fiscal year 2006. Accordingly, the quarterly results for fiscal year 2005 do not reflect such expense.

Net earnings per share for the four quarters of each fiscal year may not sum to the total for the fiscal year because of the different number of shares outstanding during each period.