Form 10-Q
period 2006-12-29
VARIAN INC
filed 2007-02-06
CIK 1079028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2006

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

The number of shares of the registrant’s common stock outstanding as of February 1, 2007 was 30,556,587.

VARIAN, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 29, 2006

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

VARIAN, INC. AND SUBSIDIARY COMPANIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

(In thousands, except per share amounts)

	Fiscal Quarter Ended
	December 29, 2006	December 30, 2005
Sales
Products	$189,143	$168,539
Services	28,795	27,198

Total sales	217,938	195,737

Cost of sales
Products	102,020	95,231
Services	16,219	14,585

Total cost of sales	118,239	109,816

Gross profit	99,699	85,921

Operating expenses
Selling, general and administrative	61,201	56,576
Research and development	15,610	13,939
Purchased in-process research and development	—	756

Total operating expenses	76,811	71,271

Operating earnings	22,888	14,650

Interest income (expense)
Interest income	1,269	1,095
Interest expense	(534)	(537)

Total interest income, net	735	558

Earnings before income taxes	23,623	15,208
Income tax expense	8,268	5,549

Net earnings	$15,355	$9,659

Net earnings per share:
Basic	$0.50	$0.31

Diluted	$0.49	$0.30

Shares used in per share calculations:
Basic	30,601	31,112

Diluted	31,058	31,713

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

VARIAN, INC. AND SUBSIDIARY COMPANIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands, except par value amounts)

	December 29, 2006	September 29, 2006
ASSETS

Current assets
Cash and cash equivalents	$141,303	$154,155
Accounts receivable, net	170,411	177,037
Inventories	141,936	133,662
Deferred taxes	33,383	33,235
Prepaid expense and other current assets	17,194	15,728

Total current assets	504,227	513,817
Property, plant and equipment, net	111,089	112,528
Goodwill	187,772	181,563
Intangible assets, net	36,864	39,143
Other assets	15,443	14,543

Total assets	$855,395	$861,594

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current portion of long-term debt	$1,250	$2,500
Accounts payable	74,157	73,138
Deferred profit	13,715	13,796
Accrued liabilities	166,636	169,063

Total current liabilities	255,758	258,497
Long-term debt	25,000	25,000
Deferred taxes	3,773	3,721
Other liabilities	19,358	22,336

Total liabilities	303,889	309,554

Commitments and contingencies (Notes 5, 7, 8, 9, 10 and 11)

Stockholders’ equity
Preferred stock—par value $0.01, authorized—1,000 shares; issued—none	—	—
Common stock—par value $0.01, authorized—99,000 shares; issued and outstanding—30,227 shares at December 29, 2006 and 30,870 shares at September 29, 2006	316,892	319,090
Retained earnings	191,080	204,182
Accumulated other comprehensive income	43,534	28,768

Total stockholders’ equity	551,506	552,040

Total liabilities and stockholders’ equity	$855,395	$861,594

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

VARIAN, INC. AND SUBSIDIARY COMPANIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Fiscal Quarter Ended
	December 29, 2006	December 30, 2005
Cash flows from operating activities
Net earnings	$15,355	$9,659
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	6,793	6,344
(Gain) loss on disposition of property, plant and equipment	(34)	89
Purchased in-process research and development	—	756
Share-based compensation expense	2,845	1,969
Tax benefit from share-based plans	1,205	1,856
Excess tax benefit from share-based plans	(1,173)	(1,799)
Deferred taxes	(829)	(645)
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	10,068	11,497
Inventories	(5,663)	(3,628)
Prepaid expenses and other current assets	(1,084)	1,804
Other assets	286	(27)
Accounts payable	(337)	3,849
Deferred profit	(125)	1,431
Accrued liabilities	(4,467)	(13,412)
Other liabilities	(448)	1,047

Net cash provided by operating activities	22,392	20,790

Cash flows from investing activities
Proceeds from sale of property, plant and equipment	119	463
Purchase of property, plant and equipment	(2,054)	(4,074)
Purchase of businesses, net of cash acquired	(3,000)	(51,304)

Net cash used in investing activities	(4,935)	(54,915)

Cash flows from financing activities
Repayment of debt	(1,250)	(1,250)
Repurchase of common stock	(37,055)	(15,262)
Issuance of common stock	2,353	8,976
Excess tax benefit from share-based plans	1,173	1,799
Transfers to Varian Medical Systems, Inc.	(207)	(131)

Net cash used in financing activities	(34,986)	(5,868)

Effect of exchange rate changes on cash and cash equivalents	4,677	(1,812)

Net decrease in cash and cash equivalents	(12,852)	(41,805)
Cash and cash equivalents at beginning of period	154,155	188,494

Cash and cash equivalents at end of period	$141,303	$146,689

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Unaudited Interim Condensed Consolidated Financial Statements

These unaudited interim condensed consolidated financial statements of Varian, Inc. and its subsidiary companies (collectively, the “Company”) have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The September 29, 2006 balance sheet data was derived from audited financial statements, but does not include all disclosures required in audited financial statements by U.S. GAAP. These unaudited interim condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2006 filed with the SEC. In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. The results of operations for the fiscal quarter ended December 29, 2006 are not necessarily indicative of the results to be expected for a full year or for any other periods.

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

Note 3.    Summary of Significant Accounting Policies

Fiscal Periods. The Company’s fiscal years reported are the 52- or 53-week periods ending on the Friday nearest September 30. Fiscal year 2007 will comprise the 52-week period ending September 28, 2007, and fiscal year 2006 was comprised of the 52-week period ended September 29, 2006. The fiscal quarters ended December 29, 2006 and December 30, 2005 each comprised 13 weeks.

Intangible Assets. In order to conform to the current-year presentation, cost of sales for the fiscal quarter ended December 30, 2005 have been revised to include amortization expense relating to certain acquisition-related intangible assets (acquired patents and core technology and existing technology) that had previously been included in selling, general and administrative expenses. Amortization expense relating to these intangible assets was $1.3 million and $1.0 million in the fiscal quarters ended December 29, 2006 and December 30, 2005, respectively.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue and Cost of Sales. In order to conform to the current year presentation, product revenue for the fiscal quarter ended December 30, 2005 has been revised to include $4.8 million that was previously recorded as service revenue. Similarly, product cost of sales for the fiscal quarter ended December 30, 2005 has been revised to include $4.6 million that was previously recorded as service cost of sales. These revisions had no impact on total revenue or total cost of sales for the fiscal quarter ended December 30, 2005.

Comprehensive Income. A summary of the components of the Company’s comprehensive income follows:

	Fiscal Quarter Ended
	December 29, 2006	December 30, 2005
(in thousands)
Net earnings	$15,355	$9,659
Other comprehensive income (loss):
Currency translation adjustment	14,766	(7,306)

Total other comprehensive income (loss)	14,766	(7,306)

Total comprehensive income	$30,121	$2,353

Note 4.    Balance Sheet Detail

	December 29, 2006	September 29, 2006
(In thousands)
Inventories
Raw materials and parts	$67,913	$60,596
Work in process	22,674	23,238
Finished goods	51,349	49,828

	$141,936	$133,662

Note 5.    Forward Exchange Contracts

The Company enters into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations on assets and liabilities denominated in non-functional currencies. These contracts are accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. Typically, gains and losses on these contracts are substantially offset by transaction losses and gains on the underlying balances being hedged. During the fiscal quarter ended December 29, 2006, net foreign currency losses relating to these arrangements were $0.3 million. During the fiscal quarter ended December 30, 2005, net foreign currency losses relating to these arrangements were $0.1 million. These amounts were recorded in selling, general and administrative expenses.

From time to time, the Company also enters into foreign exchange forward contracts to minimize the impact of foreign currency fluctuations on forecasted transactions. These contracts are designated as cash flow hedges under SFAS 133. At December 29, 2006, there were no outstanding foreign exchange forward contracts designated as cash flow hedges of forecasted transactions. During the fiscal quarters ended December 29, 2006 and December 30, 2005, no foreign exchange gains or losses from hedge ineffectiveness were recognized.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s foreign exchange forward contracts generally range from one to 12 months in original maturity. A summary of all foreign exchange forward contracts that were outstanding as of December 29, 2006 follows:

	Notional Value Sold	Notional Value Purchased
(in thousands)
Euro	$—	$72,592
Australian dollar	—	32,926
British pound	16,592	—
Japanese yen	5,635	—
Canadian dollar	5,343	—
Swiss franc	2,522	—
Danish krone	859	—

	$30,951	$105,518

Note 6.    Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for each of the Company’s reporting segments in the first quarter of fiscal year 2007 were as follow:

	Scientific Instruments	Vacuum Technologies	Total Company
(in thousands)
Balance as of September 29, 2006	$180,597	$966	$181,563
Contingent payments on prior-year acquisitions	1,779	—	1,779
Foreign currency impacts and other adjustments	4,430	—	4,430

Balance as of December 29, 2006	$186,806	$966	$187,772

The following intangible assets have been recorded and are being amortized by the Company:

	December 29, 2006
	Gross	Accumulated Amortization	Net
(in thousands)
Intangible assets
Existing technology	$16,410	$(6,501)	$9,909
Patents and core technology	28,877	(7,551)	21,326
Trade names and trademarks	2,451	(1,561)	890
Customer lists	11,523	(7,727)	3,796
Other	2,927	(1,984)	943

Total	$62,188	$(25,324)	$36,864

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	September 29, 2006
	Gross	Accumulated Amortization	Net
(in thousands)
Intangible assets
Existing technology	$15,054	$(5,726)	$9,328
Patents and core technology	29,321	(6,573)	22,748
Trade names and trademarks	2,419	(1,209)	1,210
Customer lists	11,325	(6,783)	4,542
Other	2,823	(1,508)	1,315

	$60,942	$(21,799)	$39,143

Amortization expense relating to intangible assets was $2.3 million and $1.8 million during the fiscal quarters ended December 29, 2006 and December 30, 2005, respectively. At December 29, 2006, estimated amortization expense for the remainder of fiscal year 2007 and for each of the five succeeding fiscal years and thereafter follows:

Estimated Amortization Expense
(in thousands)
Nine months ending September 28, 2007	$6,102
Fiscal year 2008	6,864
Fiscal year 2009	5,919
Fiscal year 2010	5,445
Fiscal year 2011	3,026
Fiscal year 2012	2,330
Thereafter	7,178

Total	$36,864

Note 7.    Restructuring Activities

During fiscal years 2005 and 2003, the Company committed to several restructuring plans in order to adjust its organizational structure, improve operational efficiencies and eliminate redundant or excess costs resulting from acquisitions or dispositions during those periods.

The following table sets forth changes in the Company’s restructuring liability relating to the foregoing plans during the first quarter of fiscal year 2007:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at September 29, 2006	$233	$818	$1,051
Charges	115	—	115
Cash payments	(166)	(35)	(201)
Foreign currency impacts and other adjustments	10	—	10

Balance at December 29, 2006	$192	$783	$975

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under these restructuring plans, the Company has incurred $15.4 million in restructuring expense and $3.4 million in other related costs which related primarily to employee retention and relocation costs and accelerated depreciation of assets disposed of upon the closure of facilities.

Note 8.    Warranty and Indemnification Obligations

Product Warranties. The Company’s products are generally subject to warranties. Liabilities for the estimated future costs of repair or replacement are established and charged to cost of sales at the time the related sale is recognized. The amount of liability to be recorded is based on management’s best estimates of future warranty costs after considering historical and projected product failure rates and product repair costs. Changes in the Company’s estimated liability for product warranty during the fiscal quarters ended December 29, 2006 and December 30, 2005 follow:

	Fiscal Quarter Ended
	December 29, 2006	December 30, 2005
(in thousands)
Beginning balance	$11,042	$10,723
Charges to costs and expenses	656	1,147
Warranty expenditures	(381)	(1,127)

Ending balance	$11,317	$10,743

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

Note 9.    Debt and Credit Facilities

Credit Facilities. As of December 29, 2006, the Company and its subsidiaries had a total of $66.6 million in uncommitted and unsecured credit facilities for working capital purposes with interest rates to be established at the time of borrowing. No borrowings were outstanding under these credit facilities as of December 29, 2006. Of the $66.6 million in uncommitted and unsecured credit facilities, a total of $40.0 million was limited for use by, or in favor of, certain subsidiaries at December 29, 2006, and a total of $18.5 million of this $40.0 million was being utilized in the form of bank guarantees and short-term standby letters of credit. These guarantees and letters of credit related primarily to advance payments and deposits made to the Company’s subsidiaries by customers for which separate liabilities were recorded in the consolidated financial statements at December 29, 2006. No amounts had been drawn by beneficiaries under these or any other outstanding guarantees or letters of credit as of that date.

Long-term Debt. As of December 29, 2006, the Company had $26.3 million in term loans outstanding with a U.S. financial institution, compared to $27.5 million at September 29, 2006. As of both December 29, 2006 and September 29, 2006, fixed interest rates on the term loans ranged from 6.7% to 7.2%. The weighted-average interest rate on the term loans was 6.7% and 6.8% at December 29, 2006 and September 29, 2006, respectively. The term loans contain certain covenants that limit future borrowings and the payment of cash dividends and require the maintenance of certain levels of working capital and operating results. The Company was in compliance with all restrictive covenants of the term loan agreements at December 29, 2006.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes future principal payments on borrowings under long-term debt outstanding as of December 29, 2006:

	Nine Months Ending Sept. 28, 2007	Fiscal Years						Total
		2008	2009	2010	2011	2012	Thereafter
(in thousands)
Long-term debt (including current portion)	$1,250	$6,250	$—	$6,250	$—	$6,250	$6,250	$26,250

Note 10.    Defined Benefit Retirement Plans

Net Periodic Pension Cost. The components of net periodic pension cost relating to the Company’s defined benefit retirement plans follow:

	Fiscal Quarter Ended
	December 29, 2006	December 30, 2005
(in thousands)
Service cost	$334	$329
Interest cost	626	527
Expected return on plan assets	(512)	(419)
Amortization of prior service cost and actuarial gains and losses	111	129

Net periodic pension cost	$559	$566

Employer Contributions. During the fiscal quarter ended December 29, 2006, the Company made contributions totaling $0.3 million to its defined benefit pension plans. The Company currently anticipates contributing an additional $1.0 million to these plans in the remaining nine months of fiscal year 2007.

Note 11.    Contingencies

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

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further environmental-related activities or to estimate the future costs of such activities if undertaken. As of December 29, 2006, it was nonetheless estimated that the Company’s share of the future exposure for environmental-related costs for these sites and facilities ranged in the aggregate from $1.3 million to $2.6 million (without discounting to present value). The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 14 years as of December 29, 2006. No amount in the foregoing range of estimated future costs is believed to be more probable of being incurred than any other amount in such range and the Company therefore had an accrual of $1.3 million as of December 29, 2006.

As to certain sites and facilities, sufficient knowledge has been gained to be able to better estimate the scope and certain costs of future environmental-related activities. As of December 29, 2006, it was estimated that the Company’s share of the future exposure for these environmental-related costs for these sites and facilities ranged in the aggregate from $3.4 million to $12.8 million (without discounting to present value). The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 30 years as of December 29, 2006. As to each of these sites and facilities, it was determined that a particular amount within the range of certain estimated costs was a better estimate of the future environmental-related cost than any other amount within the range and that the amount and timing of these future costs were reliably determinable. Together, these amounts totaled $6.2 million at December 29, 2006. The Company therefore had an accrual of $4.2 million as of December 29, 2006, which represents the best estimate of its share of these future environmental- related costs discounted at 4%, net of inflation. This accrual is in addition to the $1.3 million described in the preceding paragraph.

An insurance company has agreed to pay a portion of certain of VAI’s (now VMS’) future environmental-related costs for which the Company has an indemnification obligation and the Company therefore has a long-term receivable of $1.0 million (discounted at 4%, net of inflation) in other assets as of December 29, 2006, for the Company’s share of such recovery. The Company has not reduced any environmental-related liability in anticipation of recoveries from third parties.

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

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12.    Stockholders’ Equity and Stock Plans

Share-Based Compensation Expense. The Company accounts for share-based awards in accordance with the provisions of SFAS 123(R), Share-Based Payment, which was adopted during the fiscal quarter ended December 30, 2005 using the modified prospective application method. The following table summarizes the amount of share-based compensation expense by award type as well as the effect of this expense on net earnings and net earnings per share:

	Fiscal Quarter Ended
	December 29, 2006	December 30, 2005
(in thousands, except per share amounts)
Share-based compensation expense by award type:
Employee and non-employee director stock options	$(2,078)	$(1,580)
Employee stock purchase plan	(195)	(261)
Restricted (nonvested) stock	(572)	(128)

Total share-based compensation expense (effect on earnings before income taxes)	(2,845)	(1,969)
Effect on income tax expense	1,023	714

Effect on net earnings	$(1,822)	$(1,255)

Effect on net earnings per share:
Basic	$(0.06)	$(0.04)

Diluted	$(0.06)	$(0.04)

Share-based compensation expenses have been included in the Company’s unaudited condensed consolidated statement of earnings as follows:

	Fiscal Quarter Ended
	December 29, 2006	December 30, 2005
(in thousands)
Cost of sales	$108	$90
Selling, general and administrative	2,609	1,773
Research and development	128	106

Total	$2,845	$1,969

Employee Stock Options. During the fiscal quarter ended December 29, 2006, the Company granted 305,000 stock options to employees having a weighted-average exercise price of $45.06 and an estimated grant date fair value (net of expected forfeitures) of $3.9 million. During the fiscal quarter ended December 30, 2005, the Company granted 478,000 stock options to employees having a weighted-average exercise price of $42.16 and an estimated grant date fair value (net of expected forfeitures) of $5.6 million.

As of December 29, 2006, the unrecorded deferred share-based compensation balance related to stock options was $8.5 million. This amount will be recognized as expense using the straight-line attribution method over an estimated weighted-average amortization period of 1.4 years.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted (Nonvested) Stock. In December 2006 and November 2005, the Company granted under the Omnibus Stock Plan 47,200 shares and 27,500 shares, respectively, of restricted (nonvested) common stock to its executive officers. The restricted stock granted during the first quarters of fiscal year 2007 and 2006 had an aggregate value of $2.1 million and $1.2 million, respectively, representing the fair market value of the restricted shares on their grant dates. These amounts are being recognized by the Company as share-based compensation expense ratably over their respective three-year vesting periods. During the fiscal quarter ended December 29, 2006 and December 30, 2005, the Company recognized $0.6 million and $0.1 million, respectively, in share-based compensation expense relating to restricted stock grants.

As of December 29, 2006, there was $2.7 million of total unrecognized compensation expense related to restricted share-based compensation arrangements granted under the OSP. This expense is expected to be recognized over a weighted-average period of 1.6 years.

Employee Stock Purchase Plan. During the fiscal quarters ended December 29, 2006 and December 30, 2005, employees purchased approximately 25,000 shares for $0.9 million and 29,000 shares for $0.9 million, respectively. As of December 29, 2006, a total of approximately 339,000 shares remained available for issuance under the ESPP.

Stock Repurchase Programs. In November 2005, the Company’s Board of Directors approved a stock repurchase program under which the Company was authorized to utilize up to $100 million to repurchase shares of its common stock. This repurchase program was effective through September 30, 2007, but was completed in December 2006. During the fiscal quarter ended December 29, 2006, the Company repurchased and retired 820,000 shares under this authorization at an aggregate cost of $37.1 million.

In January 2007, the Company’s Board of Directors approved a new stock repurchase program under which the Company is authorized to utilize up to $100 million to repurchase shares of its common stock. This repurchase program is effective through December 31, 2008.

Note 13.    Net Earnings Per Share

Basic earnings per share are calculated based on net earnings and the weighted-average number of shares of common stock outstanding during the reported period. Diluted earnings per share are calculated similarly, except that the weighted-average number of common shares outstanding during the period increased by the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. The dilutive effect of potential common stock (including outstanding stock options, ESPP shares, non-employee director stock units and restricted stock) is reflected in diluted earnings per share by application of the treasury stock method, which includes consideration of share-based compensation as required by SFAS 123(R) in the fiscal quarters ended December 29, 2006 and December 30, 2005.

For the fiscal quarter ended December 29, 2006 and December 30, 2005, options to purchase 941,000 and 636,000 shares, respectively, were excluded from the calculation of diluted earnings per share as their effect was anti-dilutive.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of weighted-average basic shares outstanding to weighted-average diluted shares outstanding follows:

	Fiscal Quarter Ended
	December 29, 2006	December 30, 2005
(in thousands)
Weighted-average basic shares outstanding	30,601	31,112
Net effect of dilutive potential common stock	457	601

Weighted-average diluted shares outstanding	31,058	31,713

Note 14.    Industry Segments

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

General corporate costs include shared costs of legal, tax, accounting, treasury, insurance and other management costs. A portion of the indirect and common costs has been allocated to the segments through the use of estimates. Also, transactions between segments are accounted for at cost and are not included in sales. Accordingly, the following information is provided for purposes of achieving an understanding of operations, but might not be indicative of the financial results of the reported segments were they independent organizations. In addition, comparisons of the Company’s operations to similar operations of other companies might not be meaningful.

	Sales		Pretax Earnings
	Fiscal Quarter Ended		Fiscal Quarter Ended
	December 29, 2006	December 30, 2005	December 29, 2006	December 30, 2005
(in millions)
Scientific Instruments	$176.9	$161.3	$18.9	$12.6
Vacuum Technologies	41.0	34.4	8.4	6.1

Total industry segments	217.9	195.7	27.3	18.7
General corporate	—	—	(4.4)	(4.1)
Interest income	—	—	1.2	1.1
Interest expense	—	—	(0.5)	(0.5)

Total	$217.9	$195.7	$23.6	$15.2

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

Caution Regarding Forward-Looking Statements

Throughout this Report, and particularly in this Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations, there are forward-looking statements that are based upon our current expectations, estimates, and projections, and that reflect our beliefs and assumptions based upon information available to us at the date of this Report. In some cases, you can identify these statements by words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” and other similar terms. These forward-looking statements include those relating to anticipated capital expenditures.

We caution investors that forward-looking statements are only predictions, based upon our current expectations about future events. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict. Our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements. Some of the important factors that could cause our results to differ are discussed in Item 1A—Risk Factors in our Annual Report on Form 10-K for the fiscal year ended September 29, 2006. We encourage you to read that section carefully.

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

Results of Operations

First Quarter of Fiscal Year 2007 Compared to First Quarter of Fiscal Year 2006

Segment Results

Our operations are grouped into two reportable business segments: Scientific Instruments and Vacuum Technologies. The following table presents comparisons of our sales and operating earnings for each of those segments and in total for the first quarters of fiscal years 2007 and 2006:

	Fiscal Quarter Ended
	December 29, 2006		December 30, 2005		Increase (Decrease)
	$	% of Sales	$	% of Sales	$	%
(dollars in millions)
Sales by Segment:
Scientific Instruments	$176.9	81.2%	$161.3	82.4%	$15.6	9.7%
Vacuum Technologies	41.0	18.8	34.4	17.6	6.6	19.2

Total company	$217.9	100.0%	$195.7	100.0%	$22.2	11.3%

Operating Earnings by Segment:
Scientific Instruments	$18.9	10.7%	$12.7	7.8%	$6.2	49.1%
Vacuum Technologies	8.4	20.4	6.1	17.7	2.3	37.6

Total segments	27.3	12.5	18.8	9.6	8.5	45.3
General corporate	(4.4)	(2.0)	(4.1)	(2.1)	(0.3)	(6.4)

Total company	$22.9	10.5%	$14.7	7.5%	$8.2	56.2%

Scientific Instruments. The increase in Scientific Instruments sales was primarily attributable to higher sales volume, in particular from MR imaging systems, mass spectrometers and other analytical instruments. Sales increased into both life science and industrial applications. Scientific Instruments revenues for the first quarter of fiscal year 2006 do not include sales for the full quarter from PL International Limited (“Polymer Labs”), which was acquired in November 2005. Excluding the impact of Polymer Labs, Scientific Instruments sales in the first quarter of fiscal year 2007 increased by approximately 8% compared to the first quarter of fiscal year 2006.

Scientific Instruments operating earnings for the first quarter of fiscal year 2007 include restructuring and other related costs of $0.1 million, acquisition-related intangible amortization of $2.2 million, share-based compensation expense of $1.0 million and amortization of $0.3 million related to inventory written up in connection with the acquisition of IonSpec Corporation (“IonSpec”). In comparison, Scientific Instruments operating earnings for the first quarter of fiscal year 2006 include an in-process research and development charge of $0.8 million relating to the acquisition of Polymer Labs, acquisition-related intangible amortization of $1.8 million, share-based compensation expense of $1.0 million and amortization of $1.9 million related to inventory written up in connection with the acquisitions of Magnex Scientific Limited (“Magnex”) in November 2004 and Polymer Labs in November 2005. Excluding the impact of these items, the increase in operating earnings as a percentage of sales resulted primarily from sales volume leverage (as the higher sales volume improved the absorption rate of fixed and semi-variable costs), the transition to internally sourced magnets for MR products and a favorable mix shift toward higher-margin products including mass spectrometers, MR imaging systems and consumables.

Vacuum Technologies. Vacuum Technologies sales increased primarily as a result of higher sales volume, with double-digit sales growth into both life science and industrial applications.

Vacuum Technologies operating earnings for the first quarters of fiscal year 2007 and 2006 include the impact of share-based compensation expense of $0.7 million and $0.3 million, respectively. Excluding the impact of these items, the increase in Vacuum Technologies operating earnings as a percentage of sales was primarily attributable to sales volume leverage.

Consolidated Results

The following table presents comparisons of our sales and other selected consolidated financial results for the first quarters of fiscal years 2007 and 2006:

	Fiscal Quarter Ended
	December 29, 2006		December 30, 2005		Increase (Decrease)
	$	% of Sales	$	% of Sales	$	%
(dollars in millions, except per share data)
Sales	$217.9	100.0%	$195.7	100.0%	$22.2	11.3%

Gross profit	99.7	45.7	85.9	43.9	13.8	16.0

Operating expenses:
Selling, general and administrative	61.2	28.0	56.6	28.9	4.6	8.2
Research and development	15.6	7.2	13.9	7.1	1.7	12.0
Purchased in-process research and development	—	—	0.8	0.4	(0.8)	(100.0)

Total operating expenses	76.8	35.2	71.3	36.4	5.5	7.8

Operating earnings	22.9	10.5	14.6	7.5	8.3	56.2
Interest income	1.3	0.6	1.1	0.6	0.2	15.9
Interest expense	(0.5)	(0.3)	(0.5)	(0.3)	—	—
Income tax expense	(8.3)	(3.8)	(5.5)	(2.8)	2.8	49.0

Net Earnings	$15.4	7.0%	$9.7	4.9%	$5.7	59.0%

Net earnings per diluted share	$0.49		$0.30		$0.19

Sales. As discussed under the heading Segment Results above, sales by the Scientific Instruments and Vacuum Technologies segments in the first quarter of fiscal year 2007 increased by 9.7% and 19.2%, respectively, compared to the prior-year quarter. On a consolidated basis, sales grew 11.3% in the first quarter of fiscal year 2007, with double-digit sales growth for both industrial and life science applications. Revenues for the first quarter of fiscal year 2006 do not include sales for the full quarter from Polymer Labs, which was acquired in November 2005. Excluding the impact of Polymer Labs, sales in the first quarter of fiscal year 2007 increased by approximately 10% compared to the first quarter of fiscal year 2006.

For geographic reporting purposes, we use four regions—North America (excluding Mexico), Europe (including the Middle East and Africa), Asia Pacific (including India) and Latin America (including Mexico). Sales by geographic region in the first quarters of fiscal years 2007 and 2006 were as follows:

	Fiscal Quarter Ended
	December 29, 2006		December 30, 2005		Increase (Decrease)
	$	% of Sales	$	% of Sales	$	%
(dollars in millions)
Sales by Geographic Region:
North America	$74.7	34.3%	$81.0	41.4%	$(6.3)	(7.8)%
Europe	96.1	44.1	75.5	38.6	20.6	27.3
Asia Pacific	39.1	17.9	29.8	15.2	9.3	31.1
Latin America	8.0	3.7	9.4	4.8	(1.4)	(14.8)

Total company	$217.9	100.0%	$195.7	100.0%	$22.2	11.3%

The increases in sales into Europe and Asia Pacific were primarily attributable to stronger demand across a broad range of our products, in particular, mass spectrometers, MR imaging systems and vacuum products. To a lesser extent, the acquisition of Polymer Labs also added to the growth in these regions. The reduction in sales into North America was primarily due to a general trend in many industries of manufacturing moving out of the U.S. for cost and tax reasons and softness in demand from pharmaceutical companies in the U.S., which was in part due to consolidations and a shift in pharmaceutical research and manufacturing to the Asia Pacific region. While both of these trends negatively impacted sales in North America in the first quarter of fiscal year 2007, they probably benefited us in Asia Pacific.

In addition to the factors described above, the decrease in North American sales and increase in European sales compared to the prior-year quarter were both more pronounced due to the timing of sales of certain low-volume, high-selling price MR products. We do not consider these geographic shifts to be indicative of any particular trend for MR products as a whole, but rather to be reflective of the variability in results that these low-volume, high-selling price MR products can create.

Gross Profit. Gross profit for the first quarter of fiscal year 2007 reflects the impact of $1.3 million in amortization expense relating to acquisition-related intangible assets, $0.3 million in amortization expense related to inventory written up in connection with the IonSpec acquisition and share-based compensation expense of $0.1 million. In comparison, gross profit for the first quarter of fiscal year 2006 reflects the impact of $1.0 million in amortization expense relating to acquisition-related intangible assets, $1.9 million in amortization expense related to inventory written up in connection with the Polymer Labs and Magnex acquisitions and share-based compensation expense of $0.1 million. Excluding the impact of these items, the gross profit percentage increased primarily as a result of sales volume leverage, the transition to internally sourced magnets for MR products and a favorable mix shift toward higher-margin products including mass spectrometers, MR imaging systems and consumables.

Selling, General and Administrative. Selling, general and administrative expenses for the first quarter of fiscal year 2007 included $0.9 million in amortization expense relating to acquisition-related intangible assets, $0.1 million in restructuring and other related costs and $2.6 million in share-based compensation expense. In comparison, selling, general and administrative expenses for the first quarter of fiscal year 2006 included $0.7 million in acquisition-related intangible amortization and $1.8 million in share-based compensation expense. Excluding the impact of these items, selling, general and administrative expenses were lower as a percentage of sales in the first quarter of fiscal year 2007 primarily as a result of sales volume leverage and cost reduction activities.

Research and Development. Research and development expenses for the first quarters of fiscal year 2007 and fiscal year 2006 reflect the impact of share-based compensation expense of $0.1 million in both periods. Excluding these amounts, research and development expenses were relatively flat as a percentage of sales. The increase in research and development expenses in absolute dollars resulted primarily from acquisitions of Polymer Labs in the first quarter of fiscal year 2006 and IonSpec in the second quarter of fiscal 2006 and higher spending on new product development for primarily information rich detection products.

Restructuring Activities. During fiscal years 2005 and 2003, the Company committed to several restructuring plans in order to adjust its organizational structure, improve operational efficiencies and eliminate redundant or excess costs resulting from acquisitions or dispositions during those periods.

The following table sets forth changes in the Company’s restructuring liability relating to the foregoing plans during the first quarter of fiscal year 2007:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at September 29, 2006	$233	$818	$1,051
Charges	115	—	115
Cash payments	(166)	(35)	(201)
Foreign currency impacts and other adjustments	10	—	10

Balance at December 29, 2006	$192	$783	$975

Under these restructuring plans, the Company has incurred $15.4 million in restructuring expense and $3.4 million in other related costs which related primarily to employee retention and relocation costs and accelerated depreciation of assets disposed of upon the closure of facilities.

Income Tax Expense. The effective income tax rate was 35.0% for the first quarter of fiscal year 2007, compared to 36.5% for the first quarter of fiscal year 2006. The effective tax rate for the first quarter of fiscal year 2006 was impacted by a non-deductible in-process research and development charge of $0.8 million. Excluding the impact of this charge, the effective income tax rates for the first quarter of fiscal year 2007 and the first quarter of fiscal year 2006 were consistent at approximately 35%.

Net Earnings. Net earnings for the first quarter of fiscal year 2007 reflect the impact of $2.8 million in share-based compensation expense, $2.2 million in acquisition-related intangible amortization, $0.1 million in restructuring and other related costs and $0.3 million in amortization related to inventory written up in connection with recent acquisitions. Net earnings for the first quarter of fiscal year 2006 reflect the impact of $2.0 million in share-based compensation expense, $1.8 million in acquisition-related intangible amortization, $1.9 million in amortization related to inventory written up in connection with recent acquisitions and an in-process research and development charge of $0.8 million. Excluding the impact of these items, the increase in net earnings resulted primarily from higher sales volume, improved gross profit margins and lower operating expenses as a percentage of sales in the first quarter of fiscal year 2007.

Liquidity and Capital Resources

We generated $22.4 million of cash from operating activities in the first quarter of fiscal year 2007, compared to $20.8 million generated in the first quarter of fiscal year 2006. The slight increase in cash from operating activities was primarily driven by a relative increase in accrued liabilities ($9.0 million) and higher net earnings ($5.7 million), partially offset by a relative decrease in accounts payable ($4.2 million) and minor relative increases (decreases) in several other asset (liability) balances during the first quarter of fiscal year 2007. The relative increase in accrued liabilities was primarily due to a larger increase in contract advances from customers during the first quarter of fiscal year 2007 as compared to the first quarter of fiscal year 2006. The relative decrease in accounts payable was primarily due to the timing of vendor payments.

We used $4.9 million of cash for investing activities in the first quarter of fiscal year 2007, which compares to $54.9 million used for investing activities in the first quarter of fiscal year 2006. The decrease in cash used for investing activities in the first quarter of fiscal year 2007 was primarily the result of lower acquisition-related payments. During the first quarter of fiscal year 2006, acquisition-related payments totaled $51.3 million and included $42.4 million for the acquisition of Polymer Labs and $5.9 million for a contingent consideration payment relating to the acquisition of certain product lines from Digilab LLC in fiscal year 2004.

We used $35.0 million of cash for financing activities in the first quarter of fiscal year 2007, which compares to $5.9 million used for financing activities in the first quarter of fiscal year 2006. The increase in cash used for financing activities was primarily due to higher expenditures to repurchase and retire common stock (such expenditures were made in both periods as a result of a continued effort to utilize excess cash to reduce the number of outstanding common shares). Compared to the year-ago quarter, lower proceeds from the issuance of common stock due to lower stock option exercise volume also contributed to the net increase in cash used for financing activities during the first quarter of fiscal year 2007.

As of December 29, 2006, we had a total of $66.6 million in uncommitted and unsecured credit facilities for working capital purposes with interest rates to be established at the time of borrowing. No borrowings were outstanding under these credit facilities as of December 29, 2006. Of the $66.6 million in uncommitted and unsecured credit facilities, a total of $40.0 million was limited for use by, or in favor of, certain subsidiaries at December 29, 2006, and a total of $18.5 million of this $40.0 million was being utilized in the form of bank guarantees and short-term standby letters of credit. These guarantees and letters of credit related primarily to advance payments and deposits made to our subsidiaries by customers for which separate liabilities were recorded in our unaudited condensed consolidated financial statements at December 29, 2006. No amounts had been drawn by beneficiaries under these or any other outstanding guarantees or letters of credit as of that date.

As of December 29, 2006, we had $26.3 million in term loans outstanding, compared to $27.5 million at September 29, 2006. As of both December 29, 2006 and September 29, 2006, fixed interest rates on the term loans ranged from 6.7% to 7.2%. The weighted-average interest rate on the term loans was 6.7% and 6.8% at December 29, 2006 and September 29, 2006, respectively. The term loans contain certain covenants that limit future borrowings and the payment of cash dividends and require the maintenance of certain levels of working capital and operating results. We were in compliance with all restrictive covenants of the term loan agreements at December 29, 2006.

In connection with the IonSpec acquisition, we have accrued but not yet paid a portion of the purchase price that has been retained to secure the sellers’ indemnification obligations. As of December 29, 2006, retained amounts for the IonSpec acquisition totaled $1.4 million, which is due to be paid (net of any indemnification claims) in equal installments in February 2007 and February 2008.

As of December 29, 2006, up to a maximum of $42.0 million could be payable through February 2009 under contingent consideration arrangements relating to acquired businesses. Amounts subject to these arrangements can be earned over the respective measurement period, depending on the performance of the acquired business relative to certain financial targets.

The following table summarizes key terms of outstanding contingent consideration arrangements as of December 29, 2006:

Acquired business	Remaining amount available (maximum)	Measurement period	Measurement period end date
IonSpec	$14.0 million	3 years	February 2009
Magnex	$5.0 million	3 years	November 2007
Polymer Labs	$23.0 million	3 years	November 2008

The Distribution Agreement provides that we are responsible for certain litigation to which VAI was a party, and further provides that we will indemnify VMS and VSEA for one-third of the costs, expenses, and other liabilities relating to certain discontinued, former, and corporate operations of VAI, including certain environmental liabilities (see Note 11 of the Notes to the Unaudited Condensed Consolidated Financial Statements).

We had no material non-cancelable commitments for capital expenditures as of December 29, 2006. In the aggregate, we currently anticipate that our capital expenditures will be 3% of sales or less for the full fiscal year 2007.

In November 2005, our Board of Directors approved a stock repurchase program under which we were authorized to utilize up to $100 million to repurchase shares of our common stock. This repurchase program was effective until September 30, 2007, but was completed in December 2006. During the first quarter of fiscal year 2007, we repurchased and retired 820,000 shares at an aggregate cost of $37.1 million.

In January 2007, our Board of Directors approved a new stock repurchase program under which we are authorized to utilize up to $100 million to repurchase shares of our common stock. This repurchase program is effective until December 31, 2008.

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

Contractual Obligations and Other Commercial Commitments

The following table summarizes the amount and estimated timing of future cash expenditures relating to principal payments on outstanding debt, minimum rentals due for certain facilities and other leased assets under long-term, non-cancelable operating leases as of December 29, 2006:

	Nine Months Ending Sept. 28, 2007	Fiscal Years						Total
		2008	2009	2010	2011	2012	Thereafter
(in thousands)
Operating leases	$5,865	$5,969	$3,942	$2,685	$1,926	$1,806	$5,426	$27,619
Long-term debt (including current portion)	1,250	6,250	—	6,250	—	6,250	6,250	26,250

Total contractual cash obligations	$7,115	$12,219	$3,942	$8,935	$1,926	$8,056	$11,676	$53,869

In addition to the non-cancelable contractual obligations included in the above table, we had cancelable commitments to purchase certain superconducting magnets intended for use with NMR systems totaling $3.2 million, net of deposits paid, as of December 29, 2006. In the event that these commitments are canceled for reasons other than the supplier’s default, we may be responsible for reimbursement of actual costs incurred by the supplier.

As of December 29, 2006, we did not have any off-balance sheet commercial commitments that could result in a significant cash outflow upon the occurrence of some contingent event, except for contingent payments of up to a maximum of $42.0 million related to acquisitions as discussed under Liquidity and Capital Resources above, the specific amounts of which are not currently determinable.

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

At December 29, 2006, there were no outstanding forward contracts designated as cash flow hedges of forecasted transactions. During the first quarter of fiscal year 2007, no foreign exchange gains or losses from cash flow hedge ineffectiveness were recognized.

Our foreign exchange forward contracts generally range from one to 12 months in original maturity. A summary of all foreign exchange forward contracts that were outstanding as of December 29, 2006 follows:

	Notional Value Sold	Notional Value Purchased
(in thousands)
Euro	$—	$72,592
Australian dollar	—	32,926
British pound	16,592	—
Japanese yen	5,635	—
Canadian dollar	5,343	—
Swiss franc	2,522	—
Danish krone	859	—

	$30,951	$105,518

Interest Rate Risk. We have no material exposure to market risk for changes in interest rates. We invest any excess cash primarily in short-term U.S. Treasury securities and money market funds, and changes in interest rates would not be material to our financial condition or results of operations. We enter into debt obligations principally to support general corporate purposes, including working capital requirements, capital expenditures and acquisitions. At December 29, 2006, our debt obligations had fixed interest rates.

Based upon rates currently available to us for debt with similar terms and remaining maturities, the carrying amounts of long-term debt approximate their estimated fair values.

Although payments under certain of our operating leases for our facilities are tied to market indices, we are not exposed to material interest rate risk associated with our operating leases.

Debt Obligations.

Principal Amounts and Related Weighted-Average Interest Rates By Year of Maturity

	Nine Months Ending Sept. 28, 2007	Fiscal Years						Total
		2008	2009	2010	2011	2012	Thereafter
(dollars in thousands)
Long-term debt (including current portion)	$1,250	$6,250	$—	$6,250	$—	$6,250	$6,250	$26,250
Average interest rate	7.2%	6.7%	—%	6.7%	—%	6.7%	6.7%	6.7%

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

Disclosure Controls and Procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our Chief Executive Officer and the Chief Financial Officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q (December 29, 2006), our disclosure controls and procedures were effective.

Inherent Limitations on the Effectiveness of Controls. The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the first quarter of our fiscal year 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1A.	Risk Factors

See Item 1A—Risk Factors presented in our Annual Report on Form 10-K for the fiscal year ended September 29, 2006, which we encourage you to carefully consider.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)   January 2007 Stock Repurchase Program. In January 2007, our Board of Directors approved a new stock repurchase program under which we are authorized to utilize up to $100 million to repurchase shares of our common stock. This new repurchase program is effective until December 31, 2008.

November 2005 Stock Repurchase Program. The following table summarizes information relating to our stock repurchases during the first quarter of fiscal year 2007:

Fiscal Month	Shares Repurchased	Average Price Per Share	Total Value of Shares Repurchased as Part of Publicly Announced Plan (1)(2)	Maximum Total Value of Shares that May Yet Be Purchased Under the Plan
(In thousands, except per share amounts)
Balance – September 29, 2006				$37,021
September 30, 2006 – October 27, 2006	—	$—	$—	37,021
October 28, 2006 – November 24, 2006	327	45.98	15,059	21,962
November 25, 2006 – December 29, 2006	493	44.55	21,962	$—

Total shares repurchased	820	$45.12	$37,021

(1)	In November 2005, our Board of Directors approved a stock repurchase program under which we were authorized to utilize up to $100 million to repurchase shares of our common stock. This repurchase program was effective through September 30, 2007, but was completed in December 2006.
(2)	Excludes commissions on repurchases.

Item 6.	Exhibits

(a)	Exhibits.

Exhibit No.	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Exhibit Number
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARIAN, INC. (Registrant)

Date: February 5, 2007	By:	/s/ G. EDWARD MCCLAMMY
G. Edward McClammy
Senior Vice President, Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)