Form 10-Q
period 2007-03-30
VARIAN INC
filed 2007-05-09
CIK 1079028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2007

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

The number of shares of the registrant’s common stock outstanding as of May 4, 2007 was 30,663,025.

VARIAN, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 30, 2007

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

VARIAN, INC. AND SUBSIDIARY COMPANIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

(In thousands, except per share amounts)

	Fiscal Quarter Ended		Six Months Ended
	March 30, 2007	March 31, 2006	March 30, 2007	March 31, 2006
Sales
Products	$199,537	$183,964	$388,680	$352,503
Services	30,393	25,662	59,188	52,860

Total sales	229,930	209,626	447,868	405,363

Cost of sales
Products	108,119	102,209	210,139	197,440
Services	16,316	14,467	32,535	29,052

Total cost of sales	124,435	116,676	242,674	226,492

Gross profit	105,495	92,950	205,194	178,871

Operating expenses
Selling, general and administrative	65,255	61,347	126,456	117,923
Research and development	16,103	14,683	31,713	28,622
Purchased in-process research and development	—	—	—	756

Total operating expenses	81,358	76,030	158,169	147,301

Operating earnings	24,137	16,920	47,025	31,570

Interest income (expense)
Interest income	1,368	880	2,637	1,975
Interest expense	(456)	(504)	(990)	(1,041)

Total interest income, net	912	376	1,647	934

Earnings before income taxes	25,049	17,296	48,672	32,504
Income tax expense	8,767	6,054	17,035	11,603

Net earnings	$16,282	$11,242	$31,637	$20,901

Net earnings per share:
Basic	$0.54	$0.36	$1.04	$0.67

Diluted	$0.53	$0.36	$1.02	$0.66

Shares used in per share calculations:
Basic	30,420	30,892	30,504	31,013

Diluted	30,932	31,412	30,956	31,649

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

VARIAN, INC. AND SUBSIDIARY COMPANIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands, except par value amounts)

	March 30, 2007	September 29, 2006
ASSETS
Current assets
Cash and cash equivalents	$160,302	$154,155
Accounts receivable, net	180,500	177,037
Inventories	143,722	133,662
Deferred taxes	33,491	33,235
Prepaid expense and other current assets	16,407	15,728

Total current assets	534,422	513,817
Property, plant and equipment, net	107,847	112,528
Goodwill	189,170	181,563
Intangible assets, net	34,897	39,143
Other assets	16,173	14,543

Total assets	$882,509	$861,594

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current portion of long-term debt	$1,250	$2,500
Accounts payable	71,284	73,138
Deferred profit	13,304	13,796
Accrued liabilities	165,167	169,063

Total current liabilities	251,005	258,497
Long-term debt	25,000	25,000
Deferred taxes	3,381	3,721
Other liabilities	20,645	22,336

Total liabilities	300,031	309,554

Commitments and contingencies (Notes 5, 7, 8, 9, 10, 11 and 16)

Stockholders’ equity
Preferred stock—par value $0.01, authorized—1,000 shares; issued—none	—	—
Common stock—par value $0.01, authorized—99,000 shares; issued and outstanding—30,561 shares at March 30, 2007 and 30,870 shares at September 29, 2006	339,475	319,090
Retained earnings	195,468	204,182
Accumulated other comprehensive income	47,535	28,768

Total stockholders’ equity	582,478	552,040

Total liabilities and stockholders’ equity	$882,509	$861,594

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

VARIAN, INC. AND SUBSIDIARY COMPANIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Six Months Ended
	March 30, 2007	March 31, 2006
Cash flows from operating activities
Net earnings	$31,637	$20,901
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	14,072	12,388
(Gain) loss on disposition of property, plant and equipment	(207)	258
Purchased in-process research and development	—	756
Share-based compensation expense	5,714	4,422
Tax benefit from share-based plans	6,068	3,242
Excess tax benefit from share-based plans	(5,747)	(3,185)
Deferred taxes	(1,467)	(897)
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	1,330	2,909
Inventories	(7,004)	(14,937)
Prepaid expenses and other current assets	—	3,833
Other assets	(75)	148
Accounts payable	(3,763)	8,673
Deferred profit	(455)	530
Accrued liabilities	(8,001)	(12,641)
Other liabilities	2,265	(255)

Net cash provided by operating activities	34,367	26,145

Cash flows from investing activities
Proceeds from sale of property, plant and equipment	3,154	634
Purchase of property, plant and equipment	(5,970)	(7,924)
Purchase of businesses, net of cash acquired	(4,781)	(68,529)

Net cash used in investing activities	(7,597)	(75,819)

Cash flows from financing activities
Repayment of debt	(1,250)	(1,250)
Repurchase of common stock	(51,955)	(38,160)
Issuance of common stock	20,209	15,563
Excess tax benefit from share-based plans	5,747	3,185
Transfers to Varian Medical Systems, Inc.	(348)	(236)

Net cash used in financing activities	(27,597)	(20,898)

Effect of exchange rate changes on cash and cash equivalents	6,974	(1,480)

Net increase (decrease) in cash and cash equivalents	6,147	(72,052)
Cash and cash equivalents at beginning of period	154,155	188,494

Cash and cash equivalents at end of period	$160,302	$116,442

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Unaudited Interim Condensed Consolidated Financial Statements

These unaudited interim condensed consolidated financial statements of Varian, Inc. and its subsidiary companies (collectively, the “Company”) have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The September 29, 2006 balance sheet data was derived from audited financial statements, but does not include all disclosures required in audited financial statements by U.S. GAAP. These unaudited interim condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2006 filed with the SEC. In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. The results of operations for the fiscal quarter and six months ended March 30, 2007 are not necessarily indicative of the results to be expected for a full year or for any other periods.

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

Note 3.    Summary of Significant Accounting Policies

Fiscal Periods. The Company’s fiscal years reported are the 52- or 53-week periods ending on the Friday nearest September 30. Fiscal year 2007 will comprise the 52-week period ending September 28, 2007, and fiscal year 2006 was comprised of the 52-week period ended September 29, 2006. The fiscal quarters and six months ended March 30, 2007 and March 31, 2006 each comprised 13 weeks and 26 weeks, respectively.

Revenue and Cost of Sales. In order to conform to the current year presentation, product revenue for the fiscal quarter and six months ended March 31, 2006 has been revised to include $4.8 million and $9.6 million, respectively, that was previously recorded as service revenue. Similarly, product cost of sales for the fiscal quarter and six months ended March 31, 2006 has been revised to include $6.0 million and $10.7 million, respectively, that was previously recorded as service cost of sales. These revisions had no impact on total revenue or total cost of sales for the fiscal quarter and six months ended March 31, 2006.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive Income. A summary of the components of the Company’s comprehensive income follows:

	Fiscal Quarter Ended		Six Months Ended
	March 30, 2007	March 31, 2006	March 30, 2007	March 31, 2006
(in thousands)
Net earnings	$16,282	$11,242	$31,637	$20,901
Other comprehensive income (loss):
Currency translation adjustment	4,001	2,889	18,767	(4,417)

Total other comprehensive income (loss)	4,001	2,889	18,767	(4,417)

Total comprehensive income	$20,283	$14,131	$50,404	$16,484

Note 4.    Balance Sheet Detail

	March 30, 2007	September 29, 2006
(In thousands)
Inventories
Raw materials and parts	$65,998	$60,596
Work in process	22,238	23,238
Finished goods	55,486	49,828

	$143,722	$133,662

Note 5.    Forward Exchange Contracts

The Company enters into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations on assets and liabilities denominated in non-functional currencies. These contracts are accounted for under Financial Accounting Standards Board (the “FASB”) Statement of Financial Accounting Standards No. (“SFAS”) 133, Accounting for Derivative Instruments and Hedging Activities. Typically, gains and losses on these contracts are substantially offset by transaction losses and gains on the underlying balances being hedged. During the fiscal quarter and six months ended March 30, 2007, net foreign currency losses relating to these arrangements were $0.5 million and $0.8 million, respectively. During the fiscal quarter and six months ended March 31, 2006, net foreign currency losses relating to these arrangements were $0.1 million and $0.2 million, respectively. These amounts were recorded in selling, general and administrative expenses.

From time to time, the Company also enters into foreign exchange forward contracts to minimize the impact of foreign currency fluctuations on forecasted transactions. These contracts are designated as cash flow hedges under SFAS 133. At March 30, 2007, there were no outstanding foreign exchange forward contracts designated as cash flow hedges of forecasted transactions. During the fiscal quarters and six months ended March 30, 2007 and March 31, 2006, no foreign exchange gains or losses from hedge ineffectiveness were recognized.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s foreign exchange forward contracts generally range from one to 12 months in original maturity. The following table summarizes all foreign exchange forward contracts that were outstanding as of March 30, 2007:

	Notional Value Sold	Notional Value Purchased
(in thousands)
Euro	$—	$92,577
Australian dollar	—	37,846
British pound	12,765	—
Japanese yen	7,762	—
Canadian dollar	5,925	—
Danish krone	751	—

	$27,203	$130,423

Note 6.    Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for each of the Company’s reporting segments in the first six months of fiscal year 2007 were as follow:

	Scientific Instruments	Vacuum Technologies	Total Company
(in thousands)
Balance as of September 29, 2006	$180,597	$966	$181,563
Contingent payments on prior-year acquisitions	4,062	—	4,062
Foreign currency impacts and other adjustments	3,545	—	3,545

Balance as of March 30, 2007	$188,204	$966	$189,170

As required by SFAS 142, Goodwill and Other Intangible Assets, the Company performs an annual goodwill impairment assessment. This assessment is performed in the second quarter of each fiscal year. During the fiscal quarter ended March 30, 2007, the Company completed its annual impairment test and determined that there was no impairment of goodwill.

The following intangible assets have been recorded and are being amortized by the Company:

	March 30, 2007
	Gross	Accumulated Amortization	Net
(in thousands)
Intangible assets
Existing technology	$17,004	$(6,485)	$10,519
Patents and core technology	27,679	(8,513)	19,166
Trade names and trademarks	2,451	(1,442)	1,009
Customer lists	11,647	(8,307)	3,340
Other	2,944	(2,081)	863

Total	$61,725	$(26,828)	$34,897

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	September 29, 2006
	Gross	Accumulated Amortization	Net
(in thousands)
Intangible assets
Existing technology	$15,054	$(5,726)	$9,328
Patents and core technology	29,321	(6,573)	22,748
Trade names and trademarks	2,419	(1,209)	1,210
Customer lists	11,325	(6,783)	4,542
Other	2,823	(1,508)	1,315

	$60,942	$(21,799)	$39,143

Amortization expense relating to intangible assets was $2.0 million and $4.3 million during the fiscal quarter and six months ended March 30, 2007, respectively. Amortization expense relating to intangible assets was $1.9 million and $3.7 million during the fiscal quarter and six months ended March 31, 2006, respectively. At March 30, 2007, estimated amortization expense for the remainder of fiscal year 2007 and for each of the five succeeding fiscal years and thereafter was as follows:

Estimated Amortization Expense
(in thousands)
Six months ending September 28, 2007	$4,274
Fiscal year 2008	7,021
Fiscal year 2009	5,953
Fiscal year 2010	5,459
Fiscal year 2011	3,148
Fiscal year 2012	2,331
Thereafter	6,711

Total	$34,897

Note 7.    Restructuring Activities

Between fiscal years 2003 and 2005, the Company committed to several restructuring plans in order to adjust its organizational structure, improve operational efficiencies and eliminate redundant or excess costs resulting from acquisitions or dispositions during those periods.

The following table sets forth changes in the Company’s restructuring liability relating to the foregoing plans during the first and second quarters of fiscal year 2007:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at September 29, 2006	$233	$818	$1,051
Charges	115	—	115
Cash payments	(166)	(35)	(201)
Foreign currency impacts and other adjustments	10	—	10

Balance at December 29, 2006	192	783	975
Charges	64	—	64
Cash payments	(82)	(43)	(125)
Foreign currency impacts and other adjustments	2	1	3

Balance at March 30, 2007	$176	$741	$917

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under these restructuring plans, the Company has incurred a total of $15.5 million in restructuring expense and $3.4 million in other related costs which related primarily to employee retention and relocation costs and accelerated depreciation of assets disposed of upon the closure of facilities.

Note 8.    Warranty and Indemnification Obligations

Product Warranties. The Company’s products are generally subject to warranties. Liabilities for the estimated future costs of repair or replacement are established and charged to cost of sales at the time the related sale is recognized. The amount of liability to be recorded is based on management’s best estimates of future warranty costs after considering historical and projected product failure rates and product repair costs. Changes in the Company’s estimated liability for product warranty during the six months ended March 30, 2007 and March 31, 2006 were as follows:

	Six Months Ended
	March 30, 2007	March 31, 2006
(in thousands)
Beginning balance	$11,042	$10,723
Charges to costs and expenses	2,743	915
Warranty expenditures	(2,040)	(1,308)

Ending balance	$11,745	$10,330

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

The Company is subject to certain indemnification obligations to Jabil Circuit, Inc. (“Jabil”) in connection with the Company’s sale of its Electronics Manufacturing Business to Jabil. These indemnification obligations cover certain aspects of the Company’s conduct of the Electronics Manufacturing Business prior to its sale to Jabil, including, but not limited to, employee, tax, litigation and environmental matters. The agreement containing these indemnification obligations is disclosed as an exhibit to the Company’s Annual Report on Form 10-K. The estimated fair value of these indemnification obligations is not considered to be material.

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

Note 9.    Debt and Credit Facilities

Credit Facilities. As of March 30, 2007, the Company and its subsidiaries had a total of $68.6 million in uncommitted and unsecured credit facilities for working capital purposes with interest rates to be established at the time of borrowing. No borrowings were outstanding under these credit facilities as of March 30, 2007. Of the $68.6 million in uncommitted and unsecured credit facilities, a total of $42.0 million was limited for use by, or in favor of, certain subsidiaries at March 30, 2007, and a total of $17.0 million of this $42.0 million was being utilized in the form of bank guarantees and short-term standby letters of credit. These guarantees and letters of credit related primarily to advance payments and deposits made to the Company’s subsidiaries by customers for which separate liabilities were recorded in the unaudited condensed consolidated financial statements at March 30, 2007. No amounts had been drawn by beneficiaries under these or any other outstanding guarantees or letters of credit as of that date.

Long-term Debt. As of March 30, 2007, the Company had $26.3 million in term loans outstanding with a U.S. financial institution, compared to $27.5 million at September 29, 2006. As of both March 30, 2007 and September 29, 2006, fixed interest rates on the term loans ranged from 6.7% to 7.2%. The weighted-average interest rate on the term loans was 6.7% and 6.8% at March 30, 2007 and September 29, 2006, respectively. The term loans contain certain covenants that limit future borrowings and the payment of cash dividends and require the maintenance of certain levels of working capital and operating results. The Company was in compliance with all restrictive covenants of the term loan agreements at March 30, 2007.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes future principal payments on borrowings under long-term debt outstanding as of March 30, 2007:

	Six Months Ending Sept. 28, 2007	Fiscal Years						Total
		2008	2009	2010	2011	2012	Thereafter
(in thousands)
Long-term debt (including current portion)	$1,250	$6,250	$—	$6,250	$—	$6,250	$6,250	$26,250

Note 10.    Defined Benefit Pension Plans

Net Periodic Pension Cost. The components of net periodic pension cost relating to the Company’s defined benefit pension plans follow:

	Fiscal Quarter Ended		Six Months Ended
	March 30, 2007	March 31, 2006	March 30, 2007	March 31, 2006
(in thousands)
Service cost	$334	$329	$668	$658
Interest cost	626	527	1,252	1,054
Expected return on plan assets	(512)	(419)	(1,024)	(838)
Amortization of prior service cost and actuarial gains and losses	111	129	222	258

Net periodic pension cost	$559	$566	$1,118	$1,132

Employer Contributions. During the six months ended March 30, 2007, the Company made contributions totaling $0.7 million to its defined benefit pension plans. The Company currently anticipates contributing an additional $0.7 million to these plans in the remaining six months of fiscal year 2007.

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

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further environmental-related activities or to estimate the future costs of such activities if undertaken. As of March 30, 2007, it was nonetheless estimated that the Company’s share of the future exposure for environmental-related costs for these sites and facilities ranged in the aggregate from $1.3 million to $2.6 million (without discounting to present value). The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 14 years as of March 30, 2007. No amount in the foregoing range of estimated future costs is believed to be more probable of being incurred than any other amount in such range and the Company therefore had an accrual of $1.3 million as of March 30, 2007.

As to certain sites and facilities, sufficient knowledge has been gained to be able to better estimate the scope and certain costs of future environmental-related activities. As of March 30, 2007, it was estimated that the Company’s share of the future exposure for these environmental-related costs for these sites and facilities ranged in the aggregate from $3.3 million to $12.7 million (without discounting to present value). The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 30 years as of March 30, 2007. As to each of these sites and facilities, it was determined that a particular amount within the range of certain estimated costs was a better estimate of the future environmental-related cost than any other amount within the range and that the amount and timing of these future costs were reliably determinable. Together, these amounts totaled $6.1 million at March 30, 2007. The Company therefore had an accrual of $4.1 million as of March 30, 2007, which represents the best estimate of its share of these future environmental-related costs discounted at 4%, net of inflation. This accrual is in addition to the $1.3 million described in the preceding paragraph.

An insurance company has agreed to pay a portion of certain of VAI’s (now VMS’) future environmental-related costs for which the Company has an indemnification obligation and the Company therefore has a long-term receivable of $1.0 million (discounted at 4%, net of inflation) in other assets as of March 30, 2007, for the Company’s share of such recovery. The Company has not reduced any environmental-related liability in anticipation of recoveries from third parties.

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

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the amount of share-based compensation expense by award type as well as the effect of this expense on net earnings and net earnings per share:

	Fiscal Quarter Ended		Six Months Ended
	March 30, 2007	March 31, 2006	March 30, 2007	March 31, 2006
(in thousands, except per share amounts)
Share-based compensation expense by award type:
Employee and non-employee director stock options	$(1,902)	$(1,955)	$(3,980)	$(3,535)
Employee stock purchase plan	(308)	(176)	(503)	(437)
Restricted (nonvested) stock	(534)	(172)	(1,106)	(300)
Non-employee director stock units	(125)	(150)	(125)	(150)

Total share-based compensation expense (effect on earnings before income taxes)	(2,869)	(2,453)	(5,714)	(4,422)
Effect on income tax expense	1,062	858	2,085	1,572

Effect on net earnings	$(1,807)	$(1,595)	$(3,629)	$(2,850)

Effect on net earnings per share:
Basic	$(0.06)	$(0.05)	$(0.12)	$(0.09)

Diluted	$(0.06)	$(0.05)	$(0.12)	$(0.09)

Share-based compensation expenses have been included in the Company’s unaudited condensed consolidated statement of earnings as follows:

	Fiscal Quarter Ended		Six Months Ended
	March 30, 2007	March 31, 2006	March 30, 2007	March 31, 2006
(in thousands)
Cost of sales	$111	$108	$219	$197
Selling, general and administrative	2,632	2,190	5,241	3,963
Research and development	126	155	254	262

Total	$2,869	$2,453	$5,714	$4,422

Stock Options. During the fiscal quarter ended March 30, 2007, the Company granted 25,000 stock options to non-employee directors having a weighted-average exercise price of $54.03 and an estimated grant date fair value (net of expected forfeitures) of $0.4 million. During the six months ended March 30, 2007, the Company granted 330,000 stock options to employees and non-employee directors having a weighted-average exercise price of $45.74 and an estimated grant date fair value (net of expected forfeitures) of $4.4 million. During the fiscal quarter ended March 31, 2006, the Company granted 55,000 stock options to employees and non-employee directors having a weighted-average exercise price of $38.91, and an estimated grant date fair value (net of expected forfeitures) of $0.7 million. During the six months ended March 31, 2006, the Company granted 533,000 stock options to employees and non-employee directors having a weighted-average exercise price of $41.82 and an estimated grant date fair value (net of expected forfeitures) of $6.2 million.

As of March 30, 2007, the unrecorded deferred share-based compensation balance related to stock options was $6.8 million. This amount will be recognized as expense using the straight-line attribution method over an estimated weighted-average amortization period of 1.3 years.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Stock Purchase Plan. The Company maintains an Employee Stock Purchase Plan (“ESPP”) under which eligible employees may purchase shares of its common stock, subject to certain conditions and limitations. During the fiscal quarter and six months ended March 30, 2007, employees purchased 29,000 shares for $1.1 million and 55,000 shares for $2.0 million, respectively, under the ESPP. During the fiscal quarter and six months ended March 31, 2006, employees purchased 36,000 shares for $1.1 million and 65,000 shares for $1.9 million, respectively, under the ESPP. As of March 30, 2007, a total of 309,000 shares remained available for issuance under the ESPP.

Restricted (Nonvested) Stock. In December 2006 and November 2005, the Company granted under the Omnibus Stock Plan (“OSP”) 47,200 shares and 27,500 shares, respectively, of restricted (nonvested) common stock to employees. The restricted stock granted during the first quarters of fiscal year 2007 and 2006 had an aggregate value of $2.1 million and $1.2 million, respectively, representing the fair market value of the restricted shares on their grant dates. These amounts are being recognized by the Company as share-based compensation expense ratably over their respective three-year vesting periods. During the fiscal quarter and six months ended March 30, 2007, the Company recognized $0.5 million and $1.1 million, respectively, in share-based compensation expense relating to restricted stock grants. During the fiscal quarter and six months ended March 31, 2006, the Company recognized $0.2 million and $0.3 million, respectively, in share-based compensation expense relating to restricted stock grants.

As of March 30, 2007, there was $2.2 million of total unrecognized compensation expense related to restricted share-based compensation arrangements granted under the OSP. This expense is expected to be recognized over a weighted-average period of 1.4 years.

Non-Employee Director Stock Units. Under the terms of the OSP, on the first business day following each annual meeting of the Company’s stockholders, each person then serving as a non-employee director is automatically granted stock units having an initial value of $25,000, which vest upon the director’s termination of service as a director and are paid out (in shares) as soon as possible thereafter. Each non-employee director who holds stock units will not have rights as a stockholder with respect to the shares issuable thereunder until such shares are paid out. The stock units are not transferable, except to the non-employee director’s designated beneficiary or estate in the event of his or her death. During the fiscal quarters ended March 30, 2007 and March 31, 2006, the Company granted stock units with an aggregate value of $125,000 and $150,000, respectively, to non-employee directors and recognized the total value of $125,000 and $150,000, respectively, as share-based compensation expense at the time of grant in each of those respective periods.

Stock Repurchase Programs. In November 2005, the Company’s Board of Directors approved a stock repurchase program under which the Company was authorized to utilize up to $100 million to repurchase shares of its common stock. This repurchase program was effective through September 30, 2007. During the first quarter of fiscal year 2007, the Company repurchased and retired 820,000 shares under this authorization at an aggregate cost of $37.1 million, which completed this repurchase program.

In January 2007, the Company’s Board of Directors approved a new stock repurchase program under which the Company is authorized to utilize up to $100 million to repurchase shares of its common stock. This repurchase program is effective through December 31, 2008. During the fiscal quarter ended March 30, 2007, the Company repurchased and retired 271,000 shares under this authorization at an aggregate cost of $14.9 million. As of March 30, 2007, the Company had remaining authorization to repurchase $85.1 million of its common stock under this program.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13.    Net Earnings Per Share

Basic earnings per share are calculated based on net earnings and the weighted-average number of shares of common stock outstanding during the reported period. Diluted earnings per share are calculated similarly, except that the weighted-average number of common shares outstanding during the period increased by the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. The dilutive effect of potential common stock (including outstanding stock options, ESPP shares, restricted stock and non-employee director stock units) is reflected in diluted earnings per share by application of the treasury stock method, which includes consideration of share-based compensation as required by SFAS 123(R) in the fiscal quarters and six months ended March 30, 2007 and March 31, 2006.

For the fiscal quarter and six months ended March 30, 2007, options to purchase 26,000 and 30,000 shares, respectively, with exercise prices that exceeded the average market prices for the respective periods were excluded from the calculation of diluted earnings per share as their effect was anti-dilutive. For the fiscal quarter and six months ended March 31, 2006, options to purchase 675,000 and 659,000 shares, respectively, with exercise prices that exceeded the average market prices for the respective periods were excluded from the calculation of diluted earnings per share as their effect was anti-dilutive.

Following is a reconciliation of weighted-average basic shares outstanding to weighted-average diluted shares outstanding:

	Fiscal Quarter Ended		Six Months Ended
	March 30, 2007	March 31, 2006	March 30, 2007	March 31, 2006
(in thousands)
Weighted-average basic shares outstanding	30,420	30,892	30,504	31,013
Net effect of dilutive potential common stock	512	520	452	636

Weighted-average diluted shares outstanding	30,932	31,412	30,956	31,649

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

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Sales		Sales
	Fiscal Quarter Ended		Six Months Ended
	March 30, 2007	March 31, 2006	March 30, 2007	March 31, 2006
(in millions)
Scientific Instruments	$190.3	$171.4	$367.2	$332.7
Vacuum Technologies	39.6	38.2	80.7	72.7

Total industry segments	$229.9	$209.6	$447.9	$405.4

	Pretax Earnings		Pretax Earnings
	Fiscal Quarter Ended		Six Months Ended
	March 30, 2007	March 31, 2006	March 30, 2007	March 31, 2006
(in millions)
Scientific Instruments	$21.8	$14.0	$40.7	$26.7
Vacuum Technologies	7.6	7.2	16.0	13.3

Total industry segments	29.4	21.2	56.7	40.0
General corporate	(5.3)	(4.3)	(9.7)	(8.4)
Interest income	1.4	0.9	2.6	2.0
Interest expense	(0.5)	(0.5)	(1.0)	(1.1)

Total	$25.0	$17.3	$48.6	$32.5

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

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement 115, which provides companies with an option to measure eligible financial assets and liabilities in their entirety at fair value. The fair value option may be applied instrument by instrument, and may be applied only to entire instruments. If a company elects the fair value option for an eligible item, changes in the item’s fair value must be reported as unrealized gains and losses in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is evaluating the options provided under SFAS 159 and their potential impact on its financial condition and results of operations if implemented.

Note 16.    Subsequent Event

On April 24, 2007, the Company committed to a plan to combine and optimize the development and assembly of most of its NMR and mass spectrometry products, to further centralize related administration and other functions and to reallocate certain resources toward more rapidly growing product lines and geographies. As part of the plan, the Company will create an information rich detection (“IRD”) center in Walnut Creek, California, where NMR operations currently located in Palo Alto, California will be integrated with mass spectrometry operations already located in Walnut Creek. The Company will invest in a new 45,000 square foot building and a substantial remodel of an existing building there to house the IRD center.

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

Other risks and uncertainties that could cause actual results to differ materially from those in our forward-looking statements include, but are not limited to, the following: whether we will succeed in new product development, release, commercialization, performance and acceptance; whether we can achieve continued growth in sales for industrial applications and/or renewed growth in sales for life science applications; whether we can achieve continued sales growth in Europe and Asia Pacific and/or renewed growth in sales in the U.S.; risks arising from the timing of shipments, installations and the recognition of revenues on certain magnetic resonance (“MR”) products, including nuclear magnetic resonance (“NMR”), MR imaging and fourier-transform mass spectrometry (“FTMS”) systems and superconducting magnets; the impact of shifting product mix on profit margins; competitive products and pricing; economic conditions in our product and geographic markets; whether we will see continued and timely delivery of key raw materials and components by suppliers; foreign currency fluctuations that could adversely impact revenue growth and earnings; whether we will see sustained or improved market investment in capital equipment; whether we will see reduced demand from customers that operate in cyclical industries; the impact of any delay or reduction in government funding for research; our ability to successfully evaluate, negotiate and integrate acquisitions; the actual costs, timing and benefits of restructuring and other efficiency improvement activities; the timing and amount of discrete tax events; the timing and amount of stock-based compensation expense; and other risks detailed from time to time in our filings with the U.S. Securities and Exchange Commission (the “SEC”). We disclaim any intent or obligation to update publicly any forward-looking statements, whether in response to new information, future events or otherwise.

Results of Operations

Second Quarter of Fiscal Year 2007 Compared to Second Quarter of Fiscal Year 2006

Segment Results

Our operations are grouped into two reportable business segments: Scientific Instruments and Vacuum Technologies. The following table presents comparisons of our sales and operating earnings for each of those segments and in total for the second quarters of fiscal years 2007 and 2006:

	Fiscal Quarter Ended
	March 30, 2007		March 31, 2006		Increase (Decrease)
	$	% of Sales	$	% of Sales	$	%
(dollars in millions)
Sales by Segment:
Scientific Instruments	$190.3	82.8%	$171.4	81.8%	$18.9	11.0%
Vacuum Technologies	39.6	17.2	38.2	18.2	1.4	3.7

Total company	$229.9	100.0%	$209.6	100.0%	$20.3	9.7%

Operating Earnings by Segment:
Scientific Instruments	$21.8	11.4%	$14.0	8.2%	$7.8	55.5%
Vacuum Technologies	7.6	19.3	7.2	18.9	0.4	5.9

Total segments	29.4	12.8	21.2	10.1	8.2	38.7
General corporate	(5.3)	(2.3)	(4.3)	(2.0)	(1.0)	(22.9)

Total company	$24.1	10.5%	$16.9	8.1%	$7.2	42.7%

Scientific Instruments. The increase in Scientific Instruments sales was primarily attributable to higher sales volume of our analytical instruments and was driven by strong demand for industrial applications.

Scientific Instruments operating earnings for the second quarter of fiscal year 2007 include restructuring and other related costs of $0.1 million, acquisition-related intangible amortization of $2.0 million, share-based compensation expense of $0.8 million, and amortization of $0.2 million related to inventory written up in connection with the acquisition of IonSpec Corporation (“IonSpec”). In comparison, Scientific Instruments operating earnings for the second quarter of fiscal year 2006 include restructuring and other related costs of $0.2 million, acquisition-related intangible amortization of $1.9 million, share-based compensation expense of $0.8 million, and amortization of $1.4 million related to inventory written up in connection with the acquisitions of Magnex Scientific Limited (“Magnex”) in November 2004 and PL International Limited (“Polymer Labs”) in November 2005. Excluding the impact of these items, the increase in operating earnings as a percentage of sales resulted primarily from sales volume leverage (as the higher sales volume improved the absorption rate of fixed and semi-variable costs), a favorable mix shift toward higher-margin products including mass spectrometers and lower-field NMR systems and away from lower-margin high-field NMR systems, and efficiency improvements impacting selling, general and administrative expenses. In addition, Scientific Instruments operating margins in the prior-year quarter were negatively impacted by approximately 40 basis points as a result of integration activities related to the then-recent Polymer Labs and IonSpec acquisitions.

Vacuum Technologies. Vacuum Technologies sales increased slightly due to higher sales volume, with increases into both life science and industrial applications.

Vacuum Technologies operating earnings for the second quarters of fiscal year 2007 and 2006 include the impact of share-based compensation expense of $0.1 million and $0.3 million, respectively. Excluding the impact of these items, Vacuum Technologies operating earnings were flat as a percentage of sales.

Consolidated Results

The following table presents comparisons of our sales and other selected consolidated financial results for the second quarters of fiscal years 2007 and 2006:

	Fiscal Quarter Ended
	March 30, 2007		March 31, 2006		Increase (Decrease)
	$	% of Sales	$	% of Sales	$	%
(dollars in millions, except per share data)
Sales	$229.9	100.0%	$209.6	100.0%	$20.3	9.7%

Gross profit	105.5	45.9	92.9	44.4	12.6	13.5

Operating expenses:
Selling, general and administrative	65.3	28.4	61.3	29.3	4.0	6.4
Research and development	16.1	7.0	14.7	7.0	1.4	9.7

Total operating expenses	81.4	35.4	76.0	36.3	5.4	7.0

Operating earnings	24.1	10.5	16.9	8.1	7.2	42.6
Interest income	1.4	0.6	0.9	0.4	0.5	55.4
Interest expense	(0.5)	(0.2)	(0.5)	(0.2)	—	—
Income tax expense	(8.7)	(3.8)	(6.1)	(2.9)	(2.6)	44.8

Net earnings	$16.3	7.1%	$11.2	5.4%	$5.1	44.8%

Net earnings per diluted share	$0.53		$0.36		$0.17

Sales. As discussed under the heading Segment Results above, sales by the Scientific Instruments and Vacuum Technologies segments in the second quarter of fiscal year 2007 increased by 11.0% and 3.7%, respectively, compared to the prior-year quarter. On a consolidated basis, sales grew 9.7% in the second quarter of fiscal year 2007 compared to the second quarter of fiscal year 2006, with the increase driven by strong demand for industrial applications. Our factories executed particularly well with respect to converting orders to sales, which also contributed to the sales increase in the second quarter of fiscal year 2007.

For geographic reporting purposes, we use four regions—North America (excluding Mexico), Europe (including the Middle East and Africa), Asia Pacific (including India) and Latin America (including Mexico). Sales by geographic region in the second quarters of fiscal years 2007 and 2006 were as follows:

	Fiscal Quarter Ended
	March 30, 2007		March 31, 2006		Increase (Decrease)
	$	% of Sales	$	% of Sales	$	%
(dollars in millions)
Sales by Geographic Region:
North America	$71.1	30.9%	$78.4	37.4%	$(7.3)	(9.4)%
Europe	94.6	41.2	75.5	36.0	19.1	25.4
Asia Pacific	50.1	21.8	45.9	21.9	4.2	9.2
Latin America	14.1	6.1	9.8	4.7	4.3	44.2

Total company	$229.9	100.0%	$209.6	100.0%	$20.3	9.7%

The increases in sales in Europe, Asia Pacific and Latin America were primarily attributable to stronger demand across a broad range of our Scientific Instruments products. To a lesser extent, higher sales of Vacuum Technologies products also contributed to the increase in Europe.

The reduction in sales in North America was primarily due to a general trend in many industries of manufacturing moving out of the U.S. for cost and tax reasons and softness in demand from pharmaceutical companies in the U.S., which was in part due to consolidations and a shift in pharmaceutical research and manufacturing to the Asia Pacific region. While both of these trends negatively impacted sales in North America in the second quarter of fiscal year 2007, they probably benefited the Company in Asia Pacific. The softness in North America sales also related to a slower-than-normal release of U.S. government funding impacting the second quarter of fiscal year 2007.

In addition to the factors described above, the decrease in North American sales was more pronounced and the increase in Asia Pacific sales was less pronounced due to the timing of sales of certain low-volume, high-selling price MR products. We do not consider these geographic shifts to be indicative of any particular trend for MR products as a whole, but rather to be reflective of the variability in results that these low-volume, high-selling price MR products can create. Excluding these items, sales in North America decreased 4.4% and sales in Asia Pacific increased 19.6% compared to the prior-year quarter.

Gross Profit. Gross profit for the second quarter of fiscal year 2007 reflects the impact of $1.3 million in amortization expense relating to acquisition-related intangible assets, $0.2 million in amortization expense related to inventory written up in connection with the IonSpec acquisition and share-based compensation expense of $0.1 million. In comparison, gross profit for the second quarter of fiscal year 2006 reflects the impact of $1.1 million in amortization expense relating to acquisition-related intangible assets, $1.4 million in amortization expense related to inventory written up in connection with the Polymer Labs and Magnex acquisitions and share-based compensation expense of $0.1 million. Excluding the impact of these items, the gross profit percentage increased primarily as a result of sales volume leverage and a favorable mix shift toward higher-margin products including mass spectrometers and lower-field NMR systems and away from lower-margin high-field NMR systems.

Selling, General and Administrative. Selling, general and administrative expenses for the second quarter of fiscal year 2007 included $0.7 million in amortization expense relating to acquisition-related intangible assets, $0.1 million in restructuring and other related costs and $2.6 million in share-based compensation expense. In comparison, selling, general and administrative expenses for the second quarter of fiscal year 2006 included $0.2 million in restructuring and other related costs, $0.8 million in acquisition-related intangible amortization and $2.2 million in share-based compensation expense. Excluding the impact of these items, selling, general and administrative expenses were lower as a percentage of sales in the second quarter of fiscal year 2007 primarily as a result of sales volume leverage and efficiency improvements resulting from cost reduction activities in the sales and marketing organization.

Research and Development. Research and development expenses for the second quarters of fiscal year 2007 and fiscal year 2006 reflect the impact of share-based compensation expense of $0.1 million and $0.2 million, respectively. Excluding the impact of these items, research and development expenses were relatively flat as a percentage of sales. The increase in research and development expenses in absolute dollars resulted primarily from the acquisition of IonSpec in the second quarter of fiscal year 2006 and higher spending on new product development for primarily information rich detection products.

Restructuring Activities. Between fiscal years 2003 and 2005, the Company committed to several restructuring plans in order to adjust its organizational structure, improve operational efficiencies and eliminate redundant or excess costs resulting from acquisitions or dispositions during those periods.

The following table sets forth changes in the Company’s restructuring liability relating to the foregoing plans during the second quarter of fiscal year 2007:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at December 29, 2006	$192	$783	$975
Charges	64	—	64
Cash payments	(82)	(43)	(125)
Foreign currency impacts and other adjustments	2	1	3

Balance at March 30, 2007	$176	$741	$917

Under these restructuring plans, the Company has incurred a total of $15.5 million in restructuring expense and $3.4 million in other related costs which related primarily to employee retention and relocation costs and accelerated depreciation of assets disposed of upon the closure of facilities.

Net Earnings. Net earnings for the second quarter of fiscal year 2007 reflect the impact of $2.9 million in share-based compensation expense, $2.0 million in acquisition-related intangible amortization, $0.1 million in restructuring and other related costs and $0.2 million in amortization related to inventory written up in connection with recent acquisitions. Net earnings for the second quarter of fiscal year 2006 reflect the impact of $2.5 million in share-based compensation expense, $1.9 million in acquisition-related intangible amortization, $1.4 million in amortization related to inventory written up in connection with recent acquisitions and $0.2 million in restructuring and other related costs. Excluding the impact of these items, the increase in net earnings in the second quarter of fiscal year 2007 resulted primarily from higher sales volume, improved gross profit margins and lower operating expenses as a percentage of sales.

Subsequent Event. On April 24, 2007, we committed to a plan to combine and optimize the development and assembly of most of our NMR and mass spectrometry products, to further centralize related administration and other functions and to reallocate certain resources toward more rapidly growing product lines and geographies. As part of the plan, we will create an information rich detection (“IRD”) center in Walnut Creek, California, where NMR operations currently located in Palo Alto, California will be integrated with mass spectrometry operations already located in Walnut Creek. Merging our IRD talent base into this single location will capitalize on our strength in NMR and mass spectrometry, and enhance our ability to develop innovative IRD solutions that are more powerful, complementary, routine and user friendly. Underscoring our commitment to IRD and the benefits that a combined location and organization will provide, we will invest in a new 45,000 square foot building and a substantial remodel of an existing building there to house the IRD center. Upon its completion, the plan is expected to result in certain operational improvements and efficiencies, which we anticipate will result in a reduction of our overall cost structure.

Restructuring and other related costs expected to be incurred associated with the actions described above are currently estimated to be between $9.5 million and $14.5 million, of which between $3.5 million and $5.0 million is expected to be recorded in the second half of fiscal year 2007. Substantially all of these costs are expected to be recorded and settled beginning in the third quarter of fiscal year 2007 through the second quarter of fiscal year 2009.

First Six Months of Fiscal Year 2007 Compared to First Six Months of Fiscal Year 2006

Segment Results

The following table presents comparisons of our sales and operating earnings for each of our Scientific Instruments and Vacuum Technologies segments and in total for the first six months of fiscal years 2007 and 2006:

	Six Months Ended
	March 30, 2007		March 31, 2006		Increase (Decrease)
	$	% of Sales	$	% of Sales	$	%
(dollars in millions)
Sales by Segment:
Scientific Instruments	$367.2	82.0%	$332.7	82.1%	$34.5	10.4%
Vacuum Technologies	80.7	18.0	72.7	17.9	8.0	11.0

Total company	$447.9	100.0%	$405.4	100.0%	$42.5	10.5%

Operating Earnings by Segment:
Scientific Instruments	$40.7	11.1%	$26.7	8.0%	$14.0	52.5%
Vacuum Technologies	16.0	19.9	13.3	18.3	2.7	20.4

Total segments	56.7	12.7	40.0	9.9	16.7	41.8
General corporate	(9.7)	(2.2)	(8.4)	(2.1)	(1.3)	(14.9)

Total company	$47.0	10.5%	$31.6	7.8%	$15.4	49.0%

Scientific Instruments. The increase in Scientific Instruments sales was primarily attributable to higher sales volume, in particular from mass spectrometers and other analytical instruments. Sales into industrial applications increased strongly, while sales into life science applications increased slightly. Scientific Instruments revenues for the first six months of fiscal year 2006 do not include sales for the full period from Polymer Labs, which was acquired in November 2005. Excluding the impact of Polymer Labs, Scientific Instruments sales in the first six months of fiscal year 2007 increased by approximately 9% compared to the first six months of fiscal year 2006.

Scientific Instruments operating earnings for the first six months of fiscal year 2007 include restructuring and other related costs of $0.2 million, acquisition-related intangible amortization of $4.2 million, share-based compensation expense of $1.9 million and amortization of $0.5 million related to inventory written up in connection with the acquisition of IonSpec. In comparison, Scientific Instruments operating earnings for the first six months of fiscal year 2006 include restructuring and other related costs of $0.2 million, an in-process research and development charge of $0.8 million relating to the acquisition of Polymer Labs, acquisition-related intangible amortization of $3.6 million, share-based compensation expense of $1.8 million and amortization of $3.3 million related to inventory written up in connection with the acquisitions of Magnex in November 2004 and Polymer Labs in November 2005. Excluding the impact of these items, the increase in operating earnings as a percentage of sales resulted primarily from sales volume leverage, a favorable mix shift toward higher-margin products including mass spectrometers and consumables and the transition to internally sourced magnets for MR products.

Vacuum Technologies. Vacuum Technologies sales increased primarily as a result of higher sales volume, with growth into both life science and industrial applications.

Vacuum Technologies operating earnings for the first six months of fiscal year 2007 and 2006 include the impact of share-based compensation expense of $0.9 million and $0.5 million, respectively. Excluding the impact of these items, the increase in Vacuum Technologies operating earnings as a percentage of sales was primarily attributable to sales volume leverage.

Consolidated Results

The following table presents comparisons of our sales and other selected consolidated financial results for the first six months of fiscal years 2007 and 2006:

	Six Months Ended
	March 30, 2007		March 31, 2006		Increase (Decrease)
	$	% of Sales	$	% of Sales	$	%
(dollars in millions, except per share data)
Sales	$447.9	100.0%	$405.4	100.0%	$42.5	10.5%

Gross profit	205.2	45.8	178.9	44.1	26.3	14.7

Operating expenses:
Selling, general and administrative	126.5	28.2	117.9	29.1	8.6	7.2
Research and development	31.7	7.1	28.6	7.1	3.1	10.8
Purchased in-process research and development	—	—	0.8	0.2	(0.8)	(100.0)

Total operating expenses	158.2	35.3	147.3	36.3	10.9	7.4

Operating earnings	47.0	10.5	31.6	7.8	15.4	49.0
Interest income	2.6	0.6	2.0	0.5	0.6	33.5
Interest expense	(1.0)	(0.2)	(1.0)	(0.3)	—	—
Income tax expense	(17.0)	(3.8)	(11.6)	(2.8)	(5.4)	46.8

Net earnings	$31.6	7.1%	$21.0	5.2%	$10.6	51.4%

Net earnings per diluted share	$1.02		$0.66		$0.36

Sales. As discussed under the heading Segment Results above, sales by the Scientific Instruments and Vacuum Technologies segments in the first six months of fiscal year 2007 increased by 10.4% and 11.0%, respectively, compared to the first six months of fiscal year 2006. On a consolidated basis, sales grew 10.5% in the first six months of fiscal year 2007, with strong growth into industrial applications and modest growth into life science applications. Revenues for the first six months of fiscal year 2006 do not include sales for the full six months from Polymer Labs, which was acquired in November 2005. Excluding the impact of Polymer Labs, sales in the first six months of fiscal year 2007 increased by approximately 10% compared to the first six months of fiscal year 2006.

Sales by geographic region in the first six months of fiscal years 2007 and 2006 were as follows:

	Six Months Ended
	March 30, 2007		March 31, 2006		Increase (Decrease)
	$	% of Sales	$	% of Sales	$	%
(dollars in millions)
Sales by Geographic Region:
North America	$145.7	32.5%	$159.2	39.3%	$(13.5)	(8.5)%
Europe	188.7	42.1	150.0	37.0	38.7	25.8
Asia Pacific	91.2	20.4	76.7	18.9	14.5	18.9
Latin America	22.3	5.0	19.5	4.8	2.8	14.4

Total company	$447.9	100.0%	$405.4	100.0%	$42.5	10.5%

The increases in sales in Europe, Asia Pacific and Latin America were primarily attributable to stronger demand across a broad range of our products, in particular analytical instruments. In addition, sales of MR products, consumables and vacuum products were higher in Europe. To a lesser extent, the acquisition of Polymer Labs also added to the growth in Europe and Asia Pacific.

The reduction in sales in North America was primarily due to a general trend in many industries of manufacturing moving out of the U.S. for cost and tax reasons and softness in demand from pharmaceutical companies in the U.S., which was in part due to consolidations and a shift in pharmaceutical research and manufacturing to the Asia Pacific region. While both of these trends negatively impacted sales in North America in the first six months of fiscal year 2007, they probably benefited the Company in Asia Pacific.

In addition to the factors described above, the sales decrease in North America and increase in Europe compared to the first six months of fiscal year 2006 were both more pronounced, and the sales increase in Asia Pacific was less pronounced, due to the timing of sales of certain low-volume, high-selling price MR products. We do not consider these geographic shifts to be indicative of any particular trend for MR products as a whole, but rather to be reflective of the variability in results that these low-volume, high-selling price MR products can create.

Gross Profit. Gross profit for the first six months of fiscal year 2007 reflects the impact of $2.6 million in amortization expense relating to acquisition-related intangible assets, $0.5 million in amortization expense related to inventory written up in connection with the IonSpec acquisition and share-based compensation expense of $0.2 million. In comparison, gross profit for the first six months of fiscal year 2006 reflects the impact of $2.1 million in amortization expense relating to acquisition-related intangible assets, $3.3 million in amortization expense related to inventory written up in connection with the Polymer Labs and Magnex acquisitions and share-based compensation expense of $0.2 million. Excluding the impact of these items, the gross profit percentage increased primarily as a result of sales volume leverage and a favorable mix shift toward higher-margin products including mass spectrometers, lower-field NMR and MR imaging systems and consumables and away from lower-margin high-field NMR systems.

Selling, General and Administrative. Selling, general and administrative expenses for the first six months of fiscal year 2007 included $1.6 million in amortization expense relating to acquisition-related intangible assets, $0.2 million in restructuring and other related costs and $5.2 million in share-based compensation expense. In comparison, selling, general and administrative expenses for the first six months of fiscal year 2006 included $1.6 million in acquisition-related intangible amortization, $0.2 million in restructuring and other related costs and $3.9 million in share-based compensation expense. Excluding the impact of these items, selling, general and administrative expenses were lower as a percentage of sales in the first six months of fiscal year 2007 primarily as a result of sales volume leverage and efficiency improvements resulting from cost reduction activities.

Research and Development. Research and development expenses for the first six months of fiscal year 2007 and fiscal year 2006 reflect the impact of share-based compensation expense of $0.3 million in both periods. Excluding the impact of these items, research and development expenses were relatively flat as a percentage of sales. The increase in research and development expenses in absolute dollars resulted primarily from acquisitions of Polymer Labs in the first quarter of fiscal year 2006 and IonSpec in the second quarter of fiscal 2006 and higher spending on new product development for primarily information rich detection products.

Restructuring Activities. Between fiscal years 2003 and 2005, the Company committed to several restructuring plans in order to adjust its organizational structure, improve operational efficiencies and eliminate redundant or excess costs resulting from acquisitions or dispositions during those periods.

The following table sets forth changes in the Company’s restructuring liability relating to the foregoing plans during the first six months of fiscal year 2007:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at September 29, 2006	$233	$818	$1,051
Charges	179	—	179
Cash payments	(248)	(78)	(326)
Foreign currency impacts and other adjustments	12	1	13

Balance at March 30, 2007	$176	$741	$917

Under these restructuring plans, the Company has incurred a total of $15.5 million in restructuring expense and $3.4 million in other related costs which related primarily to employee retention and relocation costs and accelerated depreciation of assets disposed of upon the closure of facilities.

Income Tax Expense. The effective income tax rate was 35.0% for the first six months of fiscal year 2007, compared to 35.7% for the first six months of fiscal year 2006. The effective tax rate for the first six months of fiscal year 2006 was impacted by a non-deductible in-process research and development charge of $0.8 million. Excluding the impact of this charge, the effective income tax rates for the first six months of fiscal year 2007 and the first six months of fiscal year 2006 were consistent at approximately 35%.

Net Earnings. Net earnings for the first six months of fiscal year 2007 reflect the impact of $5.7 million in share-based compensation expense, $4.2 million in acquisition-related intangible amortization, $0.2 million in restructuring and other related costs and $0.5 million in amortization related to inventory written up in connection with recent acquisitions. Net earnings for the first six months of fiscal year 2006 reflect the impact of $4.4 million in share-based compensation expense, $3.6 million in acquisition-related intangible amortization, $3.3 million in amortization related to inventory written up in connection with recent acquisitions, $0.2 million in restructuring and other related costs, and an in-process research and development charge of $0.8 million. Excluding the impact of these items, the increase in net earnings in the first six months of fiscal year 2007 resulted primarily from higher sales volume, improved gross profit margins and lower operating expenses as a percentage of sales.

Liquidity and Capital Resources

We generated $34.4 million of cash from operating activities in the first six months of fiscal year 2007, compared to $26.1 million generated in the first six months of fiscal year 2006. The increase in cash from operating activities was primarily driven by higher net earnings in the first six months of fiscal year 2007 compared to the first six months of fiscal 2006. This increase was partially offset by a relative decrease of $4.0 million in cash from changes in assets and liabilities (excluding the effect of acquisitions). This decrease was primarily due to a relative decrease in cash from accounts payable ($12.4 million), partially offset by a relative increase in cash from inventories ($7.9 million). The relative decrease in accounts payable was primarily due to the timing of vendor payments. The relative increase from inventories was primarily due to a greater increase in inventories in the prior-year period as a result of our transition to internally sourced magnets for our MR products and the timing of new product launches.

We used $7.6 million of cash for investing activities in the first six months of fiscal year 2007, compared to $75.8 million used for investing activities in the first six months of fiscal year 2006. The decrease in cash used for investing activities in the first six months of fiscal year 2007 was primarily the result of lower acquisition-related payments. During the first six months of fiscal year 2007, acquisition-related payments totaled $4.8 million and consisted of amounts previously retained to secure sellers’ indemnification obligations and contingent consideration payments related to acquisitions made in prior periods. During the first six months of fiscal year 2006, acquisition-related payments totaled $68.5 million and included $44.1 million and $14.5 million for the acquisitions of Polymer Labs and IonSpec, respectively, and $9.9 million for contingent consideration payments relating to acquisitions made in prior years.

We used $27.6 million of cash for financing activities in the first six months of fiscal year 2007, compared to $20.9 million used for financing activities in the first six months of fiscal year 2006. The increase in cash used for financing activities was primarily due to higher expenditures to repurchase and retire common stock (such expenditures were made in both periods as a result of a continued effort to utilize excess cash to reduce the number of outstanding common shares). The net increase in cash used for financing activities during the first six months of fiscal year 2007 was partially offset by higher proceeds from the issuance of common stock due to higher stock option exercise volume compared to the first six months of fiscal year 2006.

As of March 30, 2007, we had a total of $68.6 million in uncommitted and unsecured credit facilities for working capital purposes with interest rates to be established at the time of borrowing. No borrowings were outstanding under these credit facilities as of March 30, 2007. Of the $68.6 million in uncommitted and unsecured credit facilities, a total of $42.0 million was limited for use by, or in favor of, certain subsidiaries at March 30, 2007, and a total of $17.0 million of this $42.0 million was being utilized in the form of bank guarantees and short-term standby letters of credit. These guarantees and letters of credit related primarily to advance payments and deposits made to our subsidiaries by customers for which separate liabilities were recorded in our unaudited condensed consolidated financial statements at March 30, 2007. No amounts had been drawn by beneficiaries under these or any other outstanding guarantees or letters of credit as of that date.

As of March 30, 2007, we had $26.3 million in term loans outstanding, compared to $27.5 million at September 29, 2006. As of both March 30, 2007 and September 29, 2006, fixed interest rates on the term loans ranged from 6.7% to 7.2%. The weighted-average interest rate on the term loans was 6.7% and 6.8% at March 30, 2007 and September 29, 2006, respectively. The term loans contain certain covenants that limit future borrowings and the payment of cash dividends and require the maintenance of certain levels of working capital and operating results. We were in compliance with all restrictive covenants of the term loan agreements at March 30, 2007.

In connection with the IonSpec acquisition, we have accrued but not yet paid a portion of the purchase price that has been retained to secure the sellers’ indemnification obligations. As of March 30, 2007, retained amounts for the IonSpec acquisition totaled $0.7 million, which is due to be paid (net of any indemnification claims) in February 2008.

As of March 30, 2007, up to a maximum of $37.2 million could be payable through February 2009 under contingent consideration arrangements relating to acquired businesses. Amounts subject to these arrangements can be earned over the respective measurement period, depending on the performance of the acquired business relative to certain financial targets.

The following table summarizes key terms of outstanding contingent consideration arrangements as of March 30, 2007:

Acquired business	Remaining amount available (maximum)	Measurement period	Measurement period end date
IonSpec	$14.0 million	3 years	February 2009
Magnex	$4.0 million	3 years	November 2007
Polymer Labs	$19.2 million	3 years	November 2008

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

We had no material non-cancelable commitments for capital expenditures as of March 30, 2007. In the aggregate, we currently anticipate that our capital expenditures will be 3% of sales or less for the full fiscal year 2007.

In April 2007, we committed to a plan to combine and optimize the development and assembly of most of our NMR and mass spectrometry products, to further centralize related administration and other functions and to reallocate certain resources toward more rapidly growing product lines and geographies. In connection with this plan, we expect to make capital expenditures of up to $25 million beginning in the fourth quarter of fiscal year 2007 and continuing through the first half of fiscal year 2009. We expect that a significant portion of these expenditures will fall within our typical capital spending pattern (of approximately 3% of sales) measured over a two-year period. We also expect to incur restructuring and other related costs associated with this plan of between $9.5 million and $14.5 million. These costs are expected to be recorded and settled beginning in the third quarter of fiscal year 2007 through the second quarter of fiscal year 2009 except for certain lease termination-related costs, which might be settled as late as the fourth quarter of fiscal year 2012. A total of $8.0 million to $12.5 million of these costs are expected to result in cash expenditures.

In November 2005, our Board of Directors approved a stock repurchase program under which we were authorized to utilize up to $100 million to repurchase shares of our common stock. This repurchase program was effective until September 30, 2007. During the first quarter of fiscal year 2007, we repurchased and retired 820,000 shares at an aggregate cost of $37.1 million, which completed this repurchase program.

In January 2007, our Board of Directors approved a new stock repurchase program under which we are authorized to utilize up to $100 million to repurchase shares of our common stock. This repurchase program is effective until December 31, 2008. During the second quarter of fiscal year 2007, we repurchased and retired 271,000 shares at an aggregate cost of $14.9 million. As of March 30, 2007, we had remaining authorization to repurchase $85.1 million of our common stock under this program.

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

Contractual Obligations and Other Commercial Commitments

The following table summarizes the amount and estimated timing of future cash expenditures relating to principal payments on outstanding debt, minimum rentals due for certain facilities and other leased assets under long-term, non-cancelable operating leases as of March 30, 2007:

	Six Months Ending Sept. 28, 2007	Fiscal Years						Total
		2008	2009	2010	2011	2012	Thereafter
(in thousands)
Operating leases	$4,805	$6,873	$4,738	$3,020	$1,969	$1,812	$5,431	$28,648
Long-term debt (including current portion)	1,250	6,250	—	6,250	—	6,250	6,250	26,250

Total contractual cash obligations	$6,055	$13,123	$4,738	$9,270	$1,969	$8,062	$11,681	$54,898

In addition to the non-cancelable contractual obligations included in the above table, we had cancelable commitments to purchase certain superconducting magnets intended for use with NMR systems totaling $3.2 million, net of deposits paid, as of March 30, 2007. In the event that these commitments are canceled for reasons other than the supplier’s default, we may be responsible for reimbursement of actual costs incurred by the supplier.

As of March 30, 2007, we did not have any off-balance sheet commercial commitments that could result in a significant cash outflow upon the occurrence of some contingent event, except for contingent payments of up to a maximum of $37.2 million related to acquisitions as discussed under Liquidity and Capital Resources above, the specific amounts of which are not currently determinable.

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

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement 115, which provides companies with an option to measure eligible financial assets and liabilities in their entirety at fair value. The fair value option may be applied instrument by instrument, and may be applied only to entire instruments. If a company elects the fair value option for an eligible item, changes in the item’s fair value must be reported as unrealized gains and losses in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are evaluating the options provided under SFAS 159 and their potential impact on our financial condition and results of operations if implemented.

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

At March 30, 2007, there were no outstanding forward contracts designated as cash flow hedges of forecasted transactions. During the first six months of fiscal year 2007, no foreign exchange gains or losses from cash flow hedge ineffectiveness were recognized.

Our foreign exchange forward contracts generally range from one to 12 months in original maturity. The following table summarizes all foreign exchange forward contracts that were outstanding as of March 30, 2007:

	Notional Value Sold	Notional Value Purchased
(in thousands)
Euro	$—	$92,577
Australian dollar	—	37,846
British pound	12,765	—
Japanese yen	7,762	—
Canadian dollar	5,925	—
Danish krone	751	—

	$27,203	$130,423

Interest Rate Risk. We have no material exposure to market risk for changes in interest rates. We invest any excess cash primarily in short-term U.S. Treasury securities and money market funds, and changes in interest rates would not be material to our financial condition or results of operations. We enter into debt obligations principally to support general corporate purposes, including working capital requirements, capital expenditures and acquisitions. At March 30, 2007, our debt obligations had fixed interest rates.

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

Defined Benefit Pension Plans. Most of our retirement plans, including all U.S.-based plans, are defined contribution plans. However, we also provide defined benefit pension plans in certain countries outside of the U.S. Our obligations under these defined benefit plans will ultimately be settled in the future and are therefore subject to estimation. Defined benefit pension accounting under SFAS 87, Employers’ Accounting for Pensions, is intended to reflect the recognition of future benefit costs over the employees’ estimated service periods based on the terms of the pension plans and the investment and funding decisions made by us.

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

Disclosure Controls and Procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the

“Exchange Act”)) required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our Chief Executive Officer and the Chief Financial Officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q (March 30, 2007), our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the second quarter of our fiscal year 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1A.	Risk Factors

See Item 1A—Risk Factors presented in our Annual Report on Form 10-K for the fiscal year ended September 29, 2006, which we encourage you to carefully consider.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)   January 2007 Stock Repurchase Program. The following table summarizes information relating to our stock repurchases during the second quarter of fiscal year 2007:

Fiscal Month	Shares Repurchased	Average Price Per Share	Total Value of Shares Repurchased as Part of Publicly Announced Plan (1)(2)	Maximum Total Value of Shares that May Yet Be Purchased Under the Plan
(In thousands, except per share amounts)
Balance – December 29, 2006				$—
December 30, 2006 – January 26, 2007	—	$—	$—	100,000
January 27, 2007 – February 23, 2007	26	56.57	1,442	98,558
February 24, 2007 – March 30, 2007	245	54.87	13,447	$85,111

Total shares repurchased	271	$55.03	$14,889

(1)	In January 2007, our Board of Directors approved a stock repurchase program under which we were authorized to utilize up to $100 million to repurchase shares of our common stock. This new repurchase program is effective until December 31, 2008.
(2)	Excludes commissions on repurchases.

Item 4.	Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders held on February 1, 2007, our stockholders considered and voted on two matters: (1) the election of two Class II directors to the Board of Directors for three-year terms; and (2) the ratification of the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for fiscal year 2007. The voting on these matters was as follows:

Election of Directors:

Nominee John G. McDonald: 27,287,711 votes for; and 431,161 votes withheld.

Nominee Wayne R. Moon: 27,398,969 votes for; and 319,903 votes withheld.

Ratification of Appointment of PricewaterhouseCoopers LLP:

27,663,279 votes for; 36,778 votes withheld; and 18,813 abstentions.

Pursuant to the rules of The Nasdaq Market, Inc., these matters allowed brokers to vote without receipt of instructions from clients, so there were no broker non-votes.

Item 6.	Exhibits

(a)	Exhibits.

		Incorporated by Reference			Filed Herewith
Exhibit No.	Exhibit Description	Form	Date	Exhibit Number
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARIAN, INC. (Registrant)

Date: May 8, 2007	By:	/s/ G. EDWARD MCCLAMMY
G. Edward McClammy Senior Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)