Form 10-Q
period 2007-06-29
VARIAN INC
filed 2007-08-08
CIK 1079028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2007

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

The number of shares of the registrant’s common stock outstanding as of August 3, 2007 was 30,512,204.

VARIAN, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 29, 2007

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

VARIAN, INC. AND SUBSIDIARY COMPANIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

(In thousands, except per share amounts)

	Fiscal Quarter Ended		Nine Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Sales
Products	$195,634	$181,011	$584,314	$533,514
Services	31,461	28,734	90,649	81,594

Total sales	227,095	209,745	674,963	615,108

Cost of sales
Products	107,644	99,459	317,783	297,259
Services	17,532	15,734	50,067	44,426

Total cost of sales	125,176	115,193	367,850	341,685

Gross profit	101,919	94,552	307,113	273,423

Operating expenses
Selling, general and administrative	64,366	60,122	190,822	178,045
Research and development	16,879	15,496	48,592	44,118
Purchased in-process research and development	—	—	—	756

Total operating expenses	81,245	75,618	239,414	222,919

Operating earnings	20,674	18,934	67,699	50,504

Interest income (expense)
Interest income	1,622	827	4,259	2,802
Interest expense	(454)	(534)	(1,444)	(1,575)

Total interest income, net	1,168	293	2,815	1,227

Earnings before income taxes	21,842	19,227	70,514	51,731
Income tax expense	7,291	4,736	24,326	16,339

Net earnings	$14,551	$14,491	$46,188	$35,392

Net earnings per share:
Basic	$0.48	$0.47	$1.52	$1.14

Diluted	$0.47	$0.46	$1.49	$1.12

Shares used in per share calculations:
Basic	30,469	30,847	30,497	30,988

Diluted	30,983	31,315	31,028	31,494

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

VARIAN, INC. AND SUBSIDIARY COMPANIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands, except par value amounts)

	June 29, 2007	September 29, 2006
ASSETS
Current assets
Cash and cash equivalents	$171,340	$154,155
Accounts receivable, net	180,578	177,037
Inventories	147,649	133,662
Deferred taxes	33,700	33,235
Prepaid expenses and other current assets	17,119	15,728

Total current assets	550,386	513,817
Property, plant and equipment, net	107,988	112,528
Goodwill	190,739	181,563
Intangible assets, net	33,200	39,143
Other assets	16,952	14,543

Total assets	$899,265	$861,594

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current portion of long-term debt	$6,250	$2,500
Accounts payable	68,909	73,138
Deferred profit	10,504	13,796
Accrued liabilities	173,835	169,063

Total current liabilities	259,498	258,497
Long-term debt	18,750	25,000
Deferred taxes	3,622	3,721
Other liabilities	21,108	22,336

Total liabilities	302,978	309,554

Commitments and contingencies (Notes 5, 7, 8, 9, 10 and 11)

Stockholders’ equity
Preferred stock—par value $0.01, authorized—1,000 shares; issued—none	—	—
Common stock—par value $0.01, authorized—99,000 shares; issued and outstanding—30,472 shares at June 29, 2007 and 30,870 shares at September 29, 2006	346,247	319,090
Retained earnings	195,832	204,182
Accumulated other comprehensive income	54,208	28,768

Total stockholders’ equity	596,287	552,040

Total liabilities and stockholders’ equity	$899,265	$861,594

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

VARIAN, INC. AND SUBSIDIARY COMPANIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Nine Months Ended
	June 29, 2007	June 30, 2006
Cash flows from operating activities
Net earnings	$46,188	$35,392
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	21,163	19,807
(Gain) loss on disposition of property, plant and equipment	(196)	101
Purchased in-process research and development	—	756
Share-based compensation expense	7,890	6,232
Tax benefit from share-based plans	7,958	5,943
Excess tax benefit from share-based plans	(7,070)	(5,640)
Deferred taxes	(2,690)	(4,086)
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	2,245	(2,245)
Inventories	(9,703)	(17,110)
Prepaid expenses and other current assets	(436)	5,265
Other assets	(212)	123
Accounts payable	(6,488)	(93)
Deferred profit	(3,269)	(263)
Accrued liabilities	272	(10,814)
Other liabilities	3,613	890

Net cash provided by operating activities	59,265	34,258

Cash flows from investing activities
Proceeds from sale of property, plant and equipment	3,193	650
Purchase of property, plant and equipment	(10,879)	(15,926)
Purchase of businesses, net of cash acquired	(5,066)	(69,915)

Net cash used in investing activities	(12,752)	(85,191)

Cash flows from financing activities
Repayment of debt	(2,500)	(2,500)
Repurchase of common stock	(69,582)	(49,133)
Issuance of common stock	26,748	27,332
Excess tax benefit from share-based plans	7,070	5,640
Transfers to Varian Medical Systems, Inc.	(381)	(506)

Net cash used in financing activities	(38,645)	(19,167)

Effect of exchange rate changes on cash and cash equivalents	9,317	6,321

Net increase (decrease) in cash and cash equivalents	17,185	(63,779)
Cash and cash equivalents at beginning of period	154,155	188,494

Cash and cash equivalents at end of period	$171,340	$124,715

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Unaudited Interim Condensed Consolidated Financial Statements

These unaudited interim condensed consolidated financial statements of Varian, Inc. and its subsidiary companies (collectively, the “Company”) have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The September 29, 2006 balance sheet data was derived from audited financial statements, but does not include all disclosures required in audited financial statements by U.S. GAAP. These unaudited interim condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2006 filed with the SEC. In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. The results of operations for the fiscal quarter and nine months ended June 29, 2007 are not necessarily indicative of the results to be expected for a full year or for any other periods.

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

Note 3.    Summary of Significant Accounting Policies

Fiscal Periods. The Company’s fiscal years reported are the 52- or 53-week periods ending on the Friday nearest September 30. Fiscal year 2007 will comprise the 52-week period ending September 28, 2007, and fiscal year 2006 was comprised of the 52-week period ended September 29, 2006. The fiscal quarters and nine months ended June 29, 2007 and June 30, 2006 each comprised 13 weeks and 39 weeks, respectively.

Revenue and Cost of Sales. In order to conform to the current year presentation, product revenue for the fiscal quarter and nine months ended June 30, 2006 has been revised to include $1.4 million and $2.8 million, respectively, that was previously recorded as service revenue. Similarly, product cost of sales for the fiscal quarter and nine months ended June 30, 2006 has been revised to include $0.8 million and $1.3 million, respectively, that was previously recorded as service cost of sales. These revisions had no impact on total revenue or total cost of sales for the fiscal quarter and nine months ended June 30, 2006.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive Income. A summary of the components of the Company’s comprehensive income follows:

	Fiscal Quarter Ended		Nine Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
(in thousands)
Net earnings	$14,551	$14,491	$46,188	$35,392
Other comprehensive income:
Currency translation adjustment	6,673	12,032	25,440	7,615

Total other comprehensive income	6,673	12,032	25,440	7,615

Total comprehensive income	$21,224	$26,523	$71,628	$43,007

Note 4.    Balance Sheet Detail

	June 29, 2007	September 29, 2006
(In thousands)
Inventories
Raw materials and parts	$64,687	$60,596
Work in process	25,911	23,238
Finished goods	57,051	49,828

	$147,649	$133,662

Note 5.    Forward Exchange Contracts

The Company enters into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations on assets and liabilities denominated in non-functional currencies. These contracts are accounted for under Financial Accounting Standards Board (the “FASB”) Statement of Financial Accounting Standards No. (“SFAS”) 133, Accounting for Derivative Instruments and Hedging Activities. Typically, gains and losses on these contracts are substantially offset by transaction losses and gains on the underlying balances being hedged. During the fiscal quarter and nine months ended June 29, 2007, net foreign currency losses relating to these arrangements were $0.4 million and $1.2 million, respectively. During the fiscal quarter and nine months ended June 30, 2006, net foreign currency losses relating to these arrangements were $0.6 million and $0.8 million, respectively. These amounts were recorded in selling, general and administrative expenses.

From time to time, the Company also enters into foreign exchange forward contracts to minimize the impact of foreign currency fluctuations on forecasted transactions. These contracts are designated as cash flow hedges under SFAS 133. At June 29, 2007, there were no outstanding foreign exchange forward contracts designated as cash flow hedges of forecasted transactions. During the fiscal quarters and nine months ended June 29, 2007 and June 30, 2006, no foreign exchange gains or losses from hedge ineffectiveness were recognized.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s foreign exchange forward contracts generally range from one to 12 months in original maturity. The following table summarizes all foreign exchange forward contracts that were outstanding as of June 29, 2007:

	Notional Value Sold	Notional Value Purchased
(in thousands)
Euro	$—	$80,979
Australian dollar	—	36,563
Canadian dollar	4,858	—
Japanese yen	2,542	—
British pound	1,969	—
Danish krone	796	—

	$10,165	$117,542

Note 6.    Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for each of the Company’s reporting segments in the first nine months of fiscal year 2007 were as follow:

	Scientific Instruments	Vacuum Technologies	Total Company
(in thousands)
Balance as of September 29, 2006	$180,597	$966	$181,563
Contingent payments on prior-year acquisitions	4,062	—	4,062
Foreign currency impacts and other adjustments	5,114	—	5,114

Balance as of June 29, 2007	$189,773	$966	$190,739

As required by SFAS 142, Goodwill and Other Intangible Assets, the Company performs an annual goodwill impairment assessment. This assessment is performed in the second quarter of each fiscal year. During the second quarter of fiscal year 2007, the Company completed its annual impairment test and determined that there was no impairment of goodwill.

The following intangible assets have been recorded and are being amortized by the Company:

	June 29, 2007
	Gross	Accumulated Amortization	Net
(in thousands)
Intangible assets
Existing technology	$17,614	$(8,633)	$8,981
Patents and core technology	29,295	(9,667)	19,628
Trade names and trademarks	2,456	(1,533)	923
Customer lists	11,764	(8,890)	2,874
Other	2,958	(2,164)	794

Total	$64,087	$(30,887)	$33,200

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	September 29, 2006
	Gross	Accumulated Amortization	Net
(in thousands)
Intangible assets
Existing technology	$15,054	$(5,726)	$9,328
Patents and core technology	29,321	(6,573)	22,748
Trade names and trademarks	2,419	(1,209)	1,210
Customer lists	11,325	(6,783)	4,542
Other	2,823	(1,508)	1,315

	$60,942	$(21,799)	$39,143

Amortization expense relating to intangible assets was $1.8 million and $6.1 million during the fiscal quarter and nine months ended June 29, 2007, respectively. Amortization expense relating to intangible assets was $2.5 million and $6.1 million during the fiscal quarter and nine months ended June 30, 2006, respectively. At June 29, 2007, estimated amortization expense for the remainder of fiscal year 2007 and for each of the five succeeding fiscal years and thereafter was as follows:

Estimated Amortization Expense
(in thousands)
Three months ending September 28, 2007	$1,946
Fiscal year 2008	7,171
Fiscal year 2009	6,119
Fiscal year 2010	5,614
Fiscal year 2011	3,172
Fiscal year 2012	2,351
Thereafter	6,827

Total	$33,200

Note 7.    Restructuring Activities

Summary of Restructuring Plans. Between fiscal years 2003 and 2007, the Company committed to several restructuring plans in order to adjust its organizational structure, improve operational efficiencies and eliminate redundant or excess costs resulting from acquisitions or dispositions during those periods.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth changes in the Company’s aggregate liability relating to all restructuring plans during the first, second and third quarters of fiscal year 2007:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at September 29, 2006	$233	$818	$1,051
Charges	115	—	115
Cash payments	(166)	(35)	(201)
Foreign currency impacts and other adjustments	10	—	10

Balance at December 29, 2006	192	783	975
Charges	64	—	64
Cash payments	(82)	(43)	(125)
Foreign currency impacts and other adjustments	2	1	3

Balance at March 30, 2007	176	741	917
Charges	1,888	—	1,888
Cash payments	—	(20)	(20)
Foreign currency impacts and other adjustments	(4)	10	6

Balance at June 29, 2007	$2,060	$731	$2,791

The Company has incurred a total of $17.4 million in restructuring expense under these restructuring plans. In addition, the Company has recorded other costs related directly to these plans (comprised primarily of employee retention and relocation costs and accelerated depreciation of assets to be disposed upon closure of facilities) totaling $4.4 million. Of this amount, a total of $1.0 million was recorded during the third quarter and nine months ended June 29, 2007.

Fiscal Year 2007 Plan. During the third quarter of fiscal year 2007, the Company committed to a plan to combine and optimize the development and assembly of most of its NMR and mass spectrometry products, to further centralize related administration and other functions and to reallocate certain resources toward more rapidly growing product lines and geographies. As part of the plan, the Company is creating an information rich detection (“IRD”) center in Walnut Creek, California, where NMR operations currently located in Palo Alto, California will be integrated with mass spectrometry operations already located in Walnut Creek. The Company will invest in a new 45,000 square foot building and a substantial remodel of an existing building there to house the IRD center.

As a result of the plan, a number of employee positions have been or will be relocated or eliminated and certain facilities will be consolidated. These actions primarily impact the Scientific Instruments segment and involve the elimination of between approximately 40 and 60 positions. The Company expects these activities to be completed during the first half of fiscal year 2009.

Restructuring and other related costs associated with this plan include one-time termination benefits, retention payments, costs to relocate facilities (including decommissioning costs, moving costs and temporary facility/storage costs), accelerated depreciation of fixed assets to be disposed as a result of facilities actions and lease termination costs.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth changes in the Company’s restructuring liability relating to the foregoing plan during the third quarter of fiscal year 2007:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at March 30, 2007	$—	$—	$—
Charges	1,888	—	1,888
Cash payments	—	—	—
Foreign currency impacts and other adjustments	(6)	—	(6)

Balance at June 29, 2007	$1,882	$—	$1,882

The restructuring charges of $1.9 million recorded during the third quarter of fiscal year 2007 related to employee termination benefits. In addition, the Company incurred $1.0 million in other costs relating directly to this restructuring plan during the third quarter of fiscal year 2007. These costs were comprised of a $0.2 million non-cash charge for accelerated depreciation of assets to be disposed upon the closure of facilities, $0.3 million in employee retention costs and $0.5 million in other facility-related costs.

Note 8.    Warranty and Indemnification Obligations

Product Warranties. The Company’s products are generally subject to warranties. Liabilities for the estimated future costs of repair or replacement are established and charged to cost of sales at the time the related sale is recognized. The amount of liability to be recorded is based on management’s best estimates of future warranty costs after considering historical and projected product failure rates and product repair costs. Changes in the Company’s estimated liability for product warranty during the nine months ended June 29, 2007 and June 30, 2006 were as follows:

	Nine Months Ended
	June 29, 2007	June 30, 2006
(in thousands)
Beginning balance	$11,042	$10,723
Charges to costs and expenses	3,856	3,440
Warranty expenditures	(3,433)	(3,809)

Ending balance	$11,465	$10,354

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

Note 9.    Debt and Credit Facilities

Credit Facilities. As of June 29, 2007, the Company and its subsidiaries had a total of $62.2 million in uncommitted and unsecured credit facilities for working capital purposes with interest rates to be established at the time of borrowing. No borrowings were outstanding under these credit facilities as of June 29, 2007. Of the $62.2 million in uncommitted and unsecured credit facilities, a total of $35.5 million was limited for use by, or in favor of, certain subsidiaries at June 29, 2007, and a total of $13.0 million of this $35.5 million was being utilized in the form of bank guarantees and short-term standby letters of credit. These guarantees and letters of credit related primarily to advance payments and deposits made to the Company’s subsidiaries by customers for which separate liabilities were recorded in the unaudited condensed consolidated financial statements at June 29, 2007. No amounts had been drawn by beneficiaries under these or any other outstanding guarantees or letters of credit as of that date.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-term Debt. As of June 29, 2007, the Company had a $25.0 million term loan outstanding with a U.S. financial institution, compared to $27.5 million at September 29, 2006. As of June 29, 2007, the fixed interest rate on the term loan was 6.7%. As of September 29, 2006, fixed interest rates on the term loan ranged from 6.7% to 7.2%. The weighted-average interest rate on the term loan was 6.8% at September 29, 2006. The term loan contains certain covenants that limit future borrowings and the payment of cash dividends and require the maintenance of certain levels of working capital and operating results. The Company was in compliance with all restrictive covenants of the term loan agreement at June 29, 2007.

The following table summarizes future principal payments on borrowings under long-term debt outstanding as of June 29, 2007:

	Three Months Ending Sept. 28, 2007	Fiscal Years
		2008	2009	2010	2011	2012	Thereafter	Total
(in thousands)
Long-term debt (including current portion)	$—	$6,250	$—	$6,250	$—	$6,250	$6,250	$25,000

Note 10.    Defined Benefit Pension Plans

Net Periodic Pension Cost. The components of net periodic pension cost relating to the Company’s defined benefit pension plans follow:

	Fiscal Quarter Ended		Nine Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
(in thousands)
Service cost	$334	$329	$1,002	$987
Interest cost	626	527	1,878	1,581
Expected return on plan assets	(512)	(419)	(1,536)	(1,257)
Amortization of prior service cost and actuarial gains and losses	111	129	333	387

Net periodic pension cost	$559	$566	$1,677	$1,698

Employer Contributions. During the nine months ended June 29, 2007, the Company made contributions totaling $1.0 million to its defined benefit pension plans. The Company currently anticipates contributing an additional $0.4 million to these plans in the fourth quarter of fiscal year 2007.

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

For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further environmental-related activities or to estimate the future costs of such activities if undertaken. As of June 29, 2007, it was nonetheless estimated that the Company’s share of the future exposure for environmental-related costs for these sites and facilities ranged in the aggregate from $1.2 million to $2.6 million (without discounting to present value). The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 14 years as of June 29, 2007. No amount in the foregoing range of estimated future costs is believed to be more probable of being incurred than any other amount in such range and the Company therefore had an accrual of $1.2 million as of June 29, 2007.

As to certain sites and facilities, sufficient knowledge has been gained to be able to better estimate the scope and certain costs of future environmental-related activities. As of June 29, 2007, it was estimated that the Company’s share of the future exposure for these environmental-related costs for these sites and facilities ranged in the aggregate from $3.2 million to $12.7 million (without discounting to present value). The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 30 years as of June 29, 2007. As to each of these sites and facilities, it was determined that a particular amount within the range of certain estimated costs was a better estimate of the future environmental-related cost than any other amount within the range and that the amount and timing of these future costs were reliably determinable. Together, these amounts totaled $6.0 million at June 29, 2007. The Company therefore had an accrual of $4.2 million as of June 29, 2007, which represents the best estimate of its share of these future environmental-related costs discounted at 4%, net of inflation. This accrual is in addition to the $1.2 million described in the preceding paragraph.

An insurance company has agreed to pay a portion of certain of VAI’s (now VMS’) future environmental-related costs for which the Company has an indemnification obligation and the Company therefore has a long-term receivable of $1.0 million (discounted at 4%, net of inflation) in other assets as of June 29, 2007, for the Company’s share of such recovery. The Company has not reduced any environmental-related liability in anticipation of recoveries from third parties.

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

The following table summarizes the amount of share-based compensation expense by award type as well as the effect of this expense on net earnings and net earnings per share:

	Fiscal Quarter Ended		Nine Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
(in thousands, except per share amounts)
Share-based compensation expense by award type:
Employee and non-employee director stock options	$(1,424)	$(1,337)	$(5,404)	$(4,872)
Employee stock purchase plan	(219)	(301)	(722)	(738)
Restricted (nonvested) stock (1)	(533)	(172)	(1,639)	(472)
Non-employee director stock units	—	—	(125)	(150)

Total share-based compensation expense (effect on earnings before income taxes)	(2,176)	(1,810)	(7,890)	(6,232)
Effect on income tax expense	794	661	2,879	2,233

Effect on net earnings	$(1,382)	$(1,149)	$(5,011)	$(3,999)

Effect on net earnings per share:
Basic	$(0.05)	$(0.04)	$(0.16)	$(0.13)

Diluted	$(0.04)	$(0.04)	$(0.16)	$(0.13)

(1)	Includes $46,000 in the fiscal quarter and nine months ended June 29, 2007 related to shares granted in connection with the Company’s fiscal year 2007 restructuring plan.

Share-based compensation expense has been included in the Company’s unaudited condensed consolidated statement of earnings as follows:

	Fiscal Quarter Ended		Nine Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
(in thousands)
Cost of sales	$103	$101	$322	$299
Selling, general and administrative	1,936	1,567	7,177	5,530
Research and development	137	142	391	403

Total	$2,176	$1,810	$7,890	$6,232

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Options. During the fiscal quarter ended June 29, 2007, the Company granted 5,000 employee stock options having a weighted-average exercise price of $58.78 and an estimated grant date fair value (net of expected forfeitures) of $0.1 million. During the nine months ended June 29, 2007, the Company granted 335,000 stock options to employees and non-employee directors having a weighted-average exercise price of $45.93 and an estimated grant date fair value (net of expected forfeitures) of $4.5 million. During the fiscal quarter ended June 30, 2006, the Company did not grant any stock options. During the nine months ended June 30, 2006, the Company granted 533,000 stock options to employees and non-employee directors having a weighted-average exercise price of $41.82 and an estimated grant date fair value (net of expected forfeitures) of $6.2 million.

As of June 29, 2007, the unrecorded deferred share-based compensation balance related to stock options was $5.2 million. This amount will be recognized as expense using the straight-line attribution method over an estimated weighted-average amortization period of 1.3 years.

Employee Stock Purchase Plan. The Company maintains an Employee Stock Purchase Plan (“ESPP”) under which eligible employees may purchase shares of its common stock, subject to certain conditions and limitations. During the fiscal quarter and nine months ended June 29, 2007, employees purchased 25,000 shares for $0.9 million and 79,000 shares for $2.9 million, respectively, under the ESPP. During the fiscal quarter and nine months ended June 30, 2006, employees purchased 27,000 shares for $0.9 million and 92,000 shares for $2.8 million, respectively, under the ESPP. As of June 29, 2007, a total of 284,000 shares remained available for issuance under the ESPP.

Restricted (Nonvested) Stock. Under the Omnibus Stock Plan (“OSP”), the Company periodically grants restricted (nonvested) common stock to employees. Such grants are valued as of the grant date. These amounts are recognized by the Company as share-based compensation expense ratably over their respective vesting periods, which range from two to three years. During the fiscal quarter and nine months ended June 29, 2007, the Company granted 12,000 shares and 59,200 shares, respectively, of restricted (nonvested) common stock with an aggregate value of $0.7 million and $2.8 million, respectively. During the fiscal quarter and nine months ended June 29, 2007, the Company recognized $0.5 million and $1.6 million, respectively, in share-based compensation expense relating to restricted stock grants. During the fiscal quarter and nine months ended June 30, 2006, the Company granted 27,500 shares of restricted (nonvested) common stock with an aggregate value of $1.2 million. There were no grants of restricted (nonvested) common stock during the fiscal quarter ended June 30, 2006. During the fiscal quarter and nine months ended June 30, 2006, the Company recognized $0.2 million and $0.5 million, respectively, in share-based compensation expense relating to restricted (nonvested) common stock grants.

As of June 29, 2007, there was $2.4 million of total unrecognized compensation expense related to restricted (nonvested) common stock granted under the OSP. This expense is expected to be recognized over a weighted-average period of 1.3 years.

Non-Employee Director Stock Units. Under the terms of the OSP, on the first business day following each annual meeting of the Company’s stockholders, each person then serving as a non-employee director is automatically granted stock units having an initial value of $25,000. The stock units will vest upon termination of the director’s service on the Board of Directors and will be then satisfied by issuance of shares of the Company’s common stock. Each non-employee director who holds stock units will not have rights as a stockholder with respect to the shares issuable thereunder until such shares are paid out. The stock units are not transferable, except to the non-employee director’s designated beneficiary or estate in the event of his or her death. During the nine months ended June 29, 2007 and June 30, 2006, the Company granted stock units with an aggregate value of $125,000 and $150,000, respectively, to non-employee directors and recognized the total value of $125,000 and $150,000, respectively, as share-based compensation expense at the time of grant in each of those respective periods.

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

In January 2007, the Company’s Board of Directors approved a new stock repurchase program under which the Company is authorized to utilize up to $100 million to repurchase shares of its common stock. This repurchase program is effective through December 31, 2008. During the second and third quarters of fiscal year 2007, the Company repurchased and retired 575,000 shares under this authorization at an aggregate cost of $32.5 million. As of June 29, 2007, the Company had remaining authorization to repurchase $67.5 million of its common stock under this program.

Note 13.     Net Earnings Per Share

Basic earnings per share are calculated based on net earnings and the weighted-average number of shares of common stock outstanding during the reported period. Diluted earnings per share are calculated similarly, except that the weighted-average number of common shares outstanding during the period increased by the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. The dilutive effect of potential common stock (including outstanding stock options, ESPP shares, restricted stock and non-employee director stock units) is reflected in diluted earnings per share by application of the treasury stock method, which includes consideration of share-based compensation as required by SFAS 123(R) in the fiscal quarters and nine months ended June 29, 2007 and June 30, 2006.

For the fiscal quarter and nine months ended June 29, 2007, options to purchase 5,000 and 31,000 shares, respectively, with exercise prices that exceeded the average market prices for the respective periods were excluded from the calculation of diluted earnings per share as their effect was anti-dilutive. For the fiscal quarter and nine months ended June 30, 2006, options to purchase 421,000 and 510,000 shares, respectively, with exercise prices that exceeded the average market prices for the respective periods were excluded from the calculation of diluted earnings per share as their effect was anti-dilutive.

Following is a reconciliation of weighted-average basic shares outstanding to weighted-average diluted shares outstanding:

	Fiscal Quarter Ended		Nine Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
(in thousands)
Weighted-average basic shares outstanding	30,469	30,847	30,497	30,988
Net effect of dilutive potential common stock	514	468	531	506

Weighted-average diluted shares outstanding	30,983	31,315	31,028	31,494

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

	Sales		Sales
	Fiscal Quarter Ended		Nine Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
(in millions)
Scientific Instruments	$187.0	$170.3	$554.2	$503.0
Vacuum Technologies	40.1	39.4	120.8	112.1

Total industry segments	$227.1	$209.7	$675.0	$615.1

	Pretax Earnings		Pretax Earnings
	Fiscal Quarter Ended		Nine Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
(in millions)
Scientific Instruments	$17.4	$14.7	$58.0	$41.4
Vacuum Technologies	7.8	8.5	23.9	21.8

Total industry segments	25.2	23.2	81.9	63.2
General corporate	(4.5)	(4.3)	(14.2)	(12.7)
Interest income	1.6	0.8	4.2	2.8
Interest expense	(0.5)	(0.5)	(1.4)	(1.6)

Total	$21.8	$19.2	$70.5	$51.7

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

Results of Operations

Third Quarter of Fiscal Year 2007 Compared to Third Quarter of Fiscal Year 2006

Segment Results

Our operations are grouped into two reportable business segments: Scientific Instruments and Vacuum Technologies. The following table presents comparisons of our sales and operating earnings for each of those segments and in total for the third quarters of fiscal years 2007 and 2006:

	Fiscal Quarter Ended
	June 29, 2007		June 30, 2006		Increase (Decrease)
	$	% of Sales	$	% of Sales	$	%
(dollars in millions)
Sales by Segment:
Scientific Instruments	$187.0	82.3%	$170.3	81.2%	$16.7	9.8%
Vacuum Technologies	40.1	17.7	39.4	18.8	0.7	1.7

Total company	$227.1	100.0%	$209.7	100.0%	$17.4	8.3%

Operating Earnings by Segment:
Scientific Instruments	$17.4	9.3%	$14.7	8.6%	$2.7	18.2%
Vacuum Technologies	7.8	19.5	8.5	21.6	(0.7)	(8.2)

Total segments	25.2	11.1	23.2	11.1	2.0	8.5
General corporate	(4.5)	(2.0)	(4.3)	(2.1)	(0.2)	5.7

Total company	$20.7	9.1%	$18.9	9.0%	$1.8	9.2%

Scientific Instruments. The increase in Scientific Instruments sales was primarily attributable to higher sales volume of our analytical instruments and strong demand for industrial applications.

Scientific Instruments operating earnings for the third quarter of fiscal year 2007 include restructuring and other related costs of $2.9 million, acquisition-related intangible amortization of $1.8 million and share-based compensation expense of $0.7 million. In comparison, Scientific Instruments operating earnings for the third quarter of fiscal year 2006 include restructuring and other related costs of $0.1 million, acquisition-related intangible amortization of $2.4 million, share-based compensation expense of $0.8 million and amortization of $0.6 million related to inventory written up in connection with the acquisitions of Magnex Scientific Limited (“Magnex”) in November 2004 and IonSpec Corporation (“IonSpec”) in February 2006. Excluding the impact of these items, the increase in operating earnings as a percentage of sales resulted primarily from efficiency improvements and sales volume leverage (as the higher sales volume improved the absorption rate of fixed and semi-variable costs) favorably impacting selling, general and administrative expenses.

Vacuum Technologies. Vacuum Technologies sales increased slightly due to higher overall sales volume. Higher sales into life science applications were partially offset by lower sales into industrial applications.

Vacuum Technologies operating earnings for the third quarters of fiscal years 2007 and 2006 include the impact of share-based compensation expense of $0.1 million and $0.3 million, respectively. Excluding the impact of these items, the decrease in operating earnings as a percentage of sales resulted primarily from lower gross margins compared to an exceptionally favorable product mix in the third quarter of the prior year. We currently believe that this segment’s operating profit margin (defined as operating earnings as a percentage of sales) for the third quarter of fiscal year 2007 is more indicative of operating profit margins to be expected over the next several quarters than the margin for the third quarter of fiscal year 2006.

Consolidated Results

The following table presents comparisons of our sales and other selected consolidated financial results for the third quarters of fiscal years 2007 and 2006:

	Fiscal Quarter Ended
	June 29, 2007		June 30, 2006		Increase (Decrease)
	$	% of Sales	$	% of Sales	$	%
(dollars in millions, except per share data)
Sales	$227.1	100.0%	$209.7	100.0%	$17.4	8.3%

Gross profit	101.9	44.9	94.5	45.1	7.4	7.8

Operating expenses:
Selling, general and administrative	64.3	28.4	60.1	28.7	4.2	7.1
Research and development	16.9	7.4	15.5	7.4	1.4	8.9

Total operating expenses	81.2	35.8	75.6	36.1	5.6	7.4

Operating earnings	20.7	9.1	18.9	9.0	1.8	9.2
Interest income	1.6	0.7	0.8	0.4	0.8	96.2
Interest expense	(0.4)	(0.2)	(0.5)	(0.3)	0.1	(15.0)
Income tax expense	(7.3)	(3.2)	(4.7)	(2.2)	(2.6)	53.9

Net earnings	$14.6	6.4%	$14.5	6.9%	$0.1	0.4%

Net earnings per diluted share	$0.47		$0.46		$0.01

Sales. As discussed under the heading Segment Results above, sales by the Scientific Instruments and Vacuum Technologies segments in the third quarter of fiscal year 2007 increased by 9.8% and 1.7%, respectively, compared to the prior-year quarter. On a consolidated basis, sales grew 8.3% in the third quarter of fiscal year 2007 compared to the third quarter of fiscal year 2006, with the increase driven by strong demand in the Scientific Instruments segment for industrial applications.

For geographic reporting purposes, we use four regions—North America (excluding Mexico), Europe (including the Middle East and Africa), Asia Pacific (including India) and Latin America (including Mexico). Sales by geographic region in the third quarters of fiscal years 2007 and 2006 were as follows:

	Fiscal Quarter Ended
	June 29, 2007		June 30, 2006		Increase (Decrease)
	$	% of Sales	$	% of Sales	$	%
(dollars in millions)
Sales by Geographic Region:
North America	$78.7	34.7%	$85.9	41.0%	$(7.2)	(8.4)%
Europe	90.4	39.8	74.7	35.6	15.7	21.1
Asia Pacific	47.4	20.9	41.7	19.9	5.7	13.6
Latin America	10.6	4.6	7.4	3.6	3.2	41.5

Total company	$227.1	100.0%	$209.7	100.0%	$17.4	8.3%

The increases in sales in Europe, Asia Pacific and Latin America were primarily attributable to stronger demand across a broad range of our Scientific Instruments products. To a lesser extent, higher sales of Vacuum Technologies products also contributed to the increase in those regions.

We believe the reduction in sales in North America was primarily due to a general trend in many industries of manufacturing moving out of the U.S. for cost and tax reasons and softness in demand from pharmaceutical companies in the U.S., which was in part due to consolidations and a shift in pharmaceutical research and manufacturing to the Asia Pacific region. While both of these trends negatively impacted sales in North America in the third quarter of fiscal year 2007, they probably benefited us in Asia Pacific. On a sequential basis, North America sales were higher by approximately 10%, primarily as a result of increased government funding for purchases of our Scientific Instruments products.

Gross Profit. Gross profit for the third quarter of fiscal year 2007 reflects the impact of $1.3 million in amortization expense relating to acquisition-related intangible assets, $0.7 million in restructuring and other related costs, and share-based compensation expense of $0.1 million. In comparison, gross profit for the third quarter of fiscal year 2006 reflects the impact of $1.6 million in amortization expense relating to acquisition-related intangible assets, $0.6 million in amortization expense related to inventory written up in connection with the Magnex and IonSpec acquisitions and share-based compensation expense of $0.1 million. Excluding the impact of these items, the gross profit percentage decreased primarily as a result of the sale of two low-margin high-field NMR systems during the third quarter of fiscal year 2007. Both of these systems had been in backlog for some time and required significant installation time. One of these systems also included a higher-cost OEM magnet sourced from a third-party supplier. As of June 29, 2007, only a few such OEM magnets remained for shipment in future periods. In addition, the product mix in the Vacuum Technologies segment was exceptionally favorable in the third quarter of the prior year. The decrease from these factors was partially offset by the positive impact on gross margins of internally sourced magnets for MR products.

Selling, General and Administrative. Selling, general and administrative expenses for the third quarter of fiscal year 2007 include $0.5 million in amortization expense relating to acquisition-related intangible assets, $1.9 million in restructuring and other related costs and $1.9 million in share-based compensation expense. In comparison, selling, general and administrative expenses for the third quarter of fiscal year 2006 included $0.1 million in restructuring and other related costs, $0.9 million in acquisition-related intangible amortization and $1.6 million in share-based compensation expense. Excluding the impact of these items, selling, general and administrative expenses were lower as a percentage of sales in the third quarter of fiscal year 2007 primarily as a result of sales volume leverage and efficiency improvements in the Scientific Instruments segment.

Research and Development. Research and development expenses for the third quarter of fiscal year 2007 reflect the impact of $0.3 million in restructuring and other related costs and $0.1 million in share-based compensation expense. In comparison, research and development expenses for the third quarter of fiscal year 2006 reflect the impact of share-based compensation expense of $0.1 million. Excluding the impact of these items, research and development expenses were relatively flat as a percentage of sales. The increase in research and development expenses in absolute dollars resulted primarily from higher spending on new product development for mainly information rich detection products.

Restructuring Activities. Between fiscal years 2003 and 2007, we committed to several restructuring plans in order to adjust our organizational structure, improve operational efficiencies and eliminate redundant or excess costs resulting from acquisitions or dispositions during those periods.

The following table sets forth changes in our aggregate liability relating to all restructuring plans during the third quarter of fiscal year 2007:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at March 30, 2007	$176	$741	$917
Charges	1,888	—	1,888
Cash payments	—	(20)	(20)
Foreign currency impacts and other adjustments	(4)	10	6

Balance at June 29, 2007	$2,060	$731	$2,791

We have incurred a total of $17.4 million in restructuring expense under these restructuring plans. In addition, we have also recorded other costs related directly to these plans (comprised primarily of employee retention and relocation costs and accelerated depreciation of assets to be disposed upon the closure of facilities) totaling $4.4 million. Of this amount, a total of $1.0 million was recorded during the third quarter of fiscal year 2007.

Fiscal Year 2007 Plan. During the third quarter of fiscal year 2007, we committed to a plan to combine and optimize the development and assembly of most of our NMR and mass spectrometry products, to further centralize related administration and other functions and to reallocate certain resources toward more rapidly growing product lines and geographies. As part of the plan, we are creating an information rich detection (“IRD”) center in Walnut Creek, California, where NMR operations currently located in Palo Alto, California will be integrated with mass spectrometry operations already located in Walnut Creek. Merging our IRD talent base into this single location will capitalize on our strength in NMR and mass spectrometry, and enhance our ability to develop innovative IRD solutions that are more powerful, complementary, routine and user-friendly. Underscoring our commitment to IRD and the benefits that a combined location and organization will provide, we will invest in a new 45,000 square foot building and a substantial remodel of an existing building there to house the IRD center.

As a result of the plan, a number of employee positions have been or will be relocated or eliminated and certain facilities will be consolidated. These actions primarily impact the Scientific Instruments segment and involve the elimination of between approximately 40 and 60 positions. We expect these activities to be completed during the first half of fiscal year 2009.

Restructuring and other related costs associated with this plan include one-time termination benefits, retention payments, costs to relocate facilities (including decommissioning costs, moving costs and temporary facility/storage costs), accelerated depreciation of fixed assets to be disposed as a result of facilities actions and lease termination costs. These costs are currently estimated to be between $9.5 million and $14.5 million, of which $2.9 million was incurred in the third quarter of fiscal year 2007 and between $1.0 million and $2.0 million is expected to be recorded in the fourth quarter of fiscal year 2007. These costs are expected to be settled through the second quarter of fiscal year 2009 except for certain lease termination-related costs, which might be settled as late as the fourth quarter of fiscal year 2012.

The following table sets forth changes in our restructuring liability relating to the foregoing plan during the third quarter of fiscal year 2007:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at March 30, 2007	$—	$—	$—
Charges	1,888	—	1,888
Cash payments	—	—	—
Foreign currency impacts and other adjustments	(6)	—	(6)

Balance at June 29, 2007	$1,882	$—	$1,882

The restructuring charges of $1.9 million recorded during the third quarter of fiscal year 2007 related to employee termination benefits. In addition, we incurred $1.0 million in other costs relating directly to this restructuring plan during the third quarter of fiscal year 2007. These costs were comprised of a $0.2 million non-cash charge for accelerated depreciation of assets to be disposed upon the closure of facilities as well as $0.3 million in employee retention costs and $0.5 million in other facility-related costs, both of which will be settled in cash.

Upon its completion, the plan is expected to result in certain operational improvements and efficiencies, which we anticipate will result in a reduction of our overall cost structure and annual operating expenses. We currently estimate the annual cost savings to be achieved following completion of this plan to be between $3.0 million and $5.0 million per year. These estimated cost savings, which are not expected to be realized until the plan is substantially completed in the first half of fiscal year 2009, are expected to impact cost of sales and selling, general and administrative expenses. Some of these cost savings have been and will continue to be reinvested in other parts of our business, for example, as part of our continued emphasis on information rich detection and consumable products. In addition, unrelated cost increases in other areas of our operations have and could in the future offset some or all of these cost savings. Although it is difficult to quantify with any precision our actual cost savings to date from these activities, many of which are still ongoing, we currently believe that the ultimate savings realized will not differ materially from these estimates.

Interest Income. The increase in interest income was primarily due to higher average invested cash balances and higher rates of interest on those balances during the third quarter of fiscal year 2007 compared to the third quarter of fiscal year 2006.

Income Tax Expense. The effective income tax rate was 33.4% for the third quarter of fiscal year 2007, compared to 24.6% for the third quarter of fiscal year 2006. The lower effective income tax rate in the third quarter of fiscal year 2006 was primarily due to a release of $2.3 million in tax reserves resulting from the positive outcome of tax uncertainties during that period.

Net Earnings. Net earnings for the third quarter of fiscal year 2007 reflect the impact of $2.1 million in share-based compensation expense, $1.8 million in acquisition-related intangible amortization and $2.9 million in restructuring and other related costs. Net earnings for the third quarter of fiscal year 2006 reflect the impact of $1.8 million in share-based compensation expense, $2.4 million in acquisition-related intangible amortization, $0.6 million in amortization related to inventory written up in connection with recent acquisitions and $0.1 million in restructuring and other related costs. Excluding the impact of these items, the increase in net earnings in the third quarter of fiscal year 2007 resulted primarily from higher sales volume and lower selling, general and administrative expenses as a percentage of sales, partially offset by lower gross profit margins and the higher effective income tax rate in the period.

First Nine Months of Fiscal Year 2007 Compared to First Nine Months of Fiscal Year 2006

Segment Results

The following table presents comparisons of our sales and operating earnings for each of our Scientific Instruments and Vacuum Technologies segments and in total for the first nine months of fiscal years 2007 and 2006:

	Nine Months Ended
	June 29, 2007		June 30, 2006		Increase (Decrease)
	$	% of Sales	$	% of Sales	$	%
(dollars in millions)
Sales by Segment:
Scientific Instruments	$554.2	82.1%	$503.0	81.8%	$51.2	10.2%
Vacuum Technologies	120.8	17.9	112.1	18.2	8.7	7.7

Total company	$675.0	100.0%	$615.1	100.0%	$59.9	9.7%

Operating Earnings by Segment:
Scientific Instruments	$58.0	10.5%	$41.4	8.2%	$16.6	40.3%
Vacuum Technologies	23.9	19.7	21.8	19.5	2.1	9.2

Total segments	81.9	12.1	63.2	10.3	18.7	29.6
General corporate	(14.2)	(2.1)	(12.7)	(2.1)	(1.5)	(11.7)

Total company	$67.7	10.0%	$50.5	8.2%	$17.2	34.0%

Scientific Instruments. The increase in Scientific Instruments sales was primarily attributable to higher sales volume, in particular from mass spectrometers and other analytical instruments. Sales into industrial applications increased strongly, while sales into life science applications were relatively flat. Scientific Instruments revenues for the first nine months of fiscal year 2006 do not include sales for the full period from PL International Limited (“Polymer Labs”), which was acquired in November 2005. Excluding the impact of Polymer Labs, Scientific Instruments sales in the first nine months of fiscal year 2007 increased by approximately 9.5% compared to the first nine months of fiscal year 2006.

Scientific Instruments operating earnings for the first nine months of fiscal year 2007 include restructuring and other related costs of $3.1 million, acquisition-related intangible amortization of $6.0 million, share-based compensation expense of $2.6 million and amortization of $0.5 million related to inventory written up in connection with the acquisition of IonSpec. In comparison, Scientific Instruments operating earnings for the first nine months of fiscal year 2006 include restructuring and other related costs of $0.3 million, an in-process research and development charge of $0.8 million relating to the acquisition of Polymer Labs, acquisition-related intangible amortization of $6.1 million, share-based compensation expense of $2.6 million and amortization of $3.9 million related to inventory written up in connection with the acquisitions of Magnex in November 2004, Polymer Labs in November 2005 and IonSpec in February 2006. Excluding the impact of these items, the increase in operating earnings as a percentage of sales resulted primarily from sales volume leverage, a favorable mix shift toward higher-margin products including mass spectrometers and consumables, the transition to internally sourced magnets for MR products and the positive impact of efficiency improvements on selling, general and administrative expenses.

Vacuum Technologies. Vacuum Technologies sales increased primarily as a result of higher sales volume, with growth into both life science and industrial applications.

Vacuum Technologies operating earnings for the first nine months of fiscal year 2007 and 2006 include the impact of share-based compensation expense of $1.0 million and $0.8 million, respectively. Excluding the impact of these items, the increase in operating earnings as a percentage of sales was primarily attributable to sales volume leverage.

Consolidated Results

The following table presents comparisons of our sales and other selected consolidated financial results for the first nine months of fiscal years 2007 and 2006:

	Nine Months Ended
	June 29, 2007		June 30, 2006		Increase (Decrease)
	$	% of Sales	$	% of Sales	$	%
(dollars in millions, except per share data)
Sales	$675.0	100.0%	$615.1	100.0%	$59.9	9.7%

Gross profit	307.1	45.5	273.4	44.4	33.7	12.3

Operating expenses:
Selling, general and administrative	190.8	28.3	178.0	28.9	12.8	7.2
Research and development	48.6	7.2	44.1	7.2	4.5	10.1
Purchased in-process research and development	—	—	0.8	0.1	(0.8)	(100.0)

Total operating expenses	239.4	35.5	222.9	36.2	16.5	7.4

Operating earnings	67.7	10.0	50.5	8.2	17.2	34.0
Interest income	4.2	0.6	2.8	0.5	1.4	52.0
Interest expense	(1.4)	(0.2)	(1.6)	(0.3)	0.2	(8.3)
Income tax expense	(24.3)	(3.6)	(16.3)	(2.6)	(8.0)	48.9

Net earnings	$46.2	6.8%	$35.4	5.8%	$10.8	30.5%

Net earnings per diluted share	$1.49		$1.12		$0.36

Sales. As discussed under the heading Segment Results above, sales by the Scientific Instruments and Vacuum Technologies segments in the first nine months of fiscal year 2007 increased by 10.2% and 7.7%, respectively, compared to the first nine months of fiscal year 2006. On a consolidated basis, sales grew 9.7% in the first nine months of fiscal year 2007, with strong growth into industrial applications and modest growth into life science applications. Revenues for the first nine months of fiscal year 2006 do not include sales for the full nine months from Polymer Labs, which was acquired in November 2005. Excluding the impact of Polymer Labs, sales in the first nine months of fiscal year 2007 increased by approximately 9.4% compared to the first nine months of fiscal year 2006.

Sales by geographic region in the first nine months of fiscal years 2007 and 2006 were as follows:

	Nine Months Ended
	June 29, 2007		June 30, 2006		Increase (Decrease)
	$	% of Sales	$	% of Sales	$	%
(dollars in millions)
Sales by Geographic Region:
North America	$224.4	33.2%	$245.1	39.8%	$(20.7)	(8.5)%
Europe	279.2	41.4	224.6	36.5	54.6	24.3
Asia Pacific	138.6	20.5	118.4	19.3	20.2	17.0
Latin America	32.8	4.9	27.0	4.4	5.8	21.9

Total company	$675.0	100.0%	$615.1	100.0%	$59.9	9.7%

The increases in sales in Europe, Asia Pacific and Latin America were primarily attributable to stronger demand across a broad range of our products, in particular analytical instruments and vacuum products. In Europe, higher sales of MR products also contributed to the increase.

We believe the reduction in sales in North America was primarily due to a general trend in many industries of manufacturing moving out of the U.S. for cost and tax reasons and softness in demand from pharmaceutical companies in the U.S., which was in part due to consolidations and a shift in pharmaceutical research and manufacturing to the Asia Pacific region. While both of these trends negatively impacted sales in North America in the first nine months of fiscal year 2007, they probably benefited us in Asia Pacific.

In addition to the factors described above, the sales decrease in North America and increase in Europe compared to the first nine months of fiscal year 2006 were both more pronounced, and the sales increase in Asia Pacific was less pronounced, due to the timing of sales of certain low-volume, high-selling price MR products. We do not consider these geographic shifts to be indicative of any particular trend for MR products as a whole, but rather to be reflective of the variability in results that these low-volume, high-selling price MR products can create.

Gross Profit. Gross profit for the first nine months of fiscal year 2007 reflects the impact of $3.9 million in amortization expense relating to acquisition-related intangible assets, $0.5 million in amortization expense related to inventory written up in connection with the IonSpec acquisition, share-based compensation expense of $0.3 million and $0.7 million in restructuring and other related costs. In comparison, gross profit for the first nine months of fiscal year 2006 reflects the impact of $3.6 million in amortization expense relating to acquisition-related intangible assets, $3.9 million in amortization expense related to inventory written up in connection with the IonSpec, Polymer Labs and Magnex acquisitions and share-based compensation expense of $0.3 million. Excluding the impact of these items, the gross profit percentage increased primarily as a result of sales volume leverage and a favorable mix shift toward higher-margin products including mass spectrometers and lower-field NMR and MR imaging systems and away from lower-margin high-field NMR systems.

Selling, General and Administrative. Selling, general and administrative expenses for the first nine months of fiscal year 2007 included $2.1 million in amortization expense relating to acquisition-related intangible assets, $2.1 million in restructuring and other related costs and $7.1 million in share-based compensation expense. In comparison, selling, general and administrative expenses for the first nine months of fiscal year 2006 included $2.4 million in acquisition-related intangible amortization, $0.3 million in restructuring and other related costs and $5.5 million in share-based compensation expense. Excluding the impact of these items, selling, general and administrative expenses were lower as a percentage of sales in the first nine months of fiscal year 2007 primarily as a result of sales volume leverage and efficiency improvements resulting from cost reduction activities.

Research and Development. Research and development expenses for the first nine months of fiscal year 2007 reflect the impact of $0.3 million in restructuring and other related costs and $0.4 million in share-based compensation expense. In comparison, research and development expenses for the third quarter of fiscal year 2006 reflect the impact of share-based compensation expense of $0.4 million. Excluding the impact of these items, research and development expenses were relatively flat as a percentage of sales. The increase in research and development expenses in absolute dollars resulted primarily from acquisitions of Polymer Labs in the first quarter of fiscal year 2006 and IonSpec in the second quarter of fiscal year 2006 and higher spending on new product development for mainly information rich detection products.

Restructuring Activities. Between fiscal years 2003 and 2007, we committed to several restructuring plans in order to adjust our organizational structure, improve operational efficiencies and eliminate redundant or excess costs resulting from acquisitions or dispositions during those periods.

The following table sets forth changes in our aggregate liability relating to all restructuring plans during the first nine months of fiscal year 2007:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at September 29, 2006	$233	$818	$1,051
Charges	2,067	—	2,067
Cash payments	(248)	(98)	(346)
Foreign currency impacts and other adjustments	8	11	19

Balance at June 29, 2007	$2,060	$731	$2,791

We have incurred a total of $17.4 million in restructuring expense under these restructuring plans. In addition, we have also recorded other costs related directly to these plans (comprised primarily of employee retention and relocation costs and accelerated depreciation of assets to be disposed upon the closure of facilities) totaling $4.4 million. Of this amount, a total of $1.0 million was recorded during the first nine months of fiscal year 2007.

Fiscal Year 2007 Plan. During the first nine months of fiscal year 2007, we committed to a plan to combine and optimize the development and assembly of most of our NMR and mass spectrometry products, to further centralize related administration and other functions and to reallocate certain resources toward more rapidly growing product lines and geographies.

The following table sets forth changes in our restructuring liability relating to the foregoing plan during the first nine months of fiscal year 2007:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at September 29, 2006	$—	$—	$—
Charges	1,888	—	1,888
Cash payments	—	—	—
Foreign currency impacts and other adjustments	(6)	—	(6)

Balance at June 29, 2007	$1,882	$—	$1,882

The restructuring charges of $1.9 million recorded during the third quarter of fiscal year 2007 related to employee termination benefits. In addition, we incurred $1.0 million in other costs relating directly to this restructuring plan during the first nine months of fiscal year 2007. These costs were comprised of a $0.2 million non-cash charge for accelerated depreciation of assets to be disposed upon the closure of facilities as well as $0.3 million in employee retention costs and $0.5 million in other facility-related costs both of which will be settled in cash.

Interest Income. The increase in interest income was primarily due to higher average invested cash balances and higher rates of interest on those balances during the first nine months of fiscal year 2007 compared to the first nine months of fiscal year 2006.

Income Tax Expense. The effective income tax rate was 34.5% for the first nine months of fiscal year 2007, compared to 31.6% for the first nine months of fiscal year 2006. The lower effective income tax rate in the first nine months of fiscal year 2006 was primarily due to a release of $2.3 million in tax reserves resulting from the positive outcome of tax uncertainties during that period. The positive impact of this release on the effective income tax rate was partially offset by the negative impact of an $0.8 million non-deductible in-process research and development charge recorded during the same period.

We currently expect our effective income tax rate to be between 34.5% and 35.0% for the full fiscal year 2007, which compares to 32.9% for fiscal year 2006.

Net Earnings. Net earnings for the first nine months of fiscal year 2007 reflect the impact of $7.8 million in share-based compensation expense, $6.0 million in acquisition-related intangible amortization, $3.1 million in restructuring and other related costs and $0.5 million in amortization related to inventory written up in connection with recent acquisitions. Net earnings for the first nine months of fiscal year 2006 reflect the impact of $6.2 million in share-based compensation expense, $6.1 million in acquisition-related intangible amortization, $3.9 million in amortization related to inventory written up in connection with recent acquisitions, $0.3 million in restructuring and other related costs and an in-process research and development charge of $0.8 million. Excluding the impact of these items, the increase in net earnings in the first nine months of fiscal year 2007 resulted primarily from higher sales volume, improved gross profit margins and lower selling, general and administrative expenses as a percentage of sales.

Liquidity and Capital Resources

We generated $59.3 million of cash from operating activities in the first nine months of fiscal year 2007, compared to $34.3 million generated in the first nine months of fiscal year 2006. The increase in cash from operating activities was primarily driven by higher net earnings in the first nine months of fiscal year 2007 compared to the first nine months of fiscal year 2006. The increase was also attributable to a relative increase of $10.3 million in cash from changes in assets and liabilities (excluding the effect of acquisitions).

The relative increase in cash from changes in assets and liabilities was primarily due to relative increases in cash from accrued liabilities ($11.1 million), inventories ($7.4 million) and accounts receivable ($4.5 million). The relative increase from accrued liabilities was primarily due to an increase in customer advances in the current-year period, while the increase from inventories was primarily due to a greater increase in inventories in the prior-year period as a result of our transition to internally sourced magnets for our MR products and the timing of new product launches. The relative increase from accounts receivable was primarily due to the timing of sales (particularly late in the nine-month period) and collections from customers. The increase in cash inflows attributable to the foregoing factors was partially offset by relative decreases in cash from accounts payable ($6.4 million) and prepaid expenses and other current assets ($5.7 million) during the first nine months of 2007. The relative decrease from accounts payable was primarily due to increased purchasing volume to support higher sales and the timing of vendor payments, while the relative decrease from prepaid expenses and other current assets was primarily attributable to a reduction in deposits made for OEM magnets for our MR products due to our transition to internally sourced magnets.

We used $12.8 million of cash for investing activities in the first nine months of fiscal year 2007, compared to $85.2 million used for investing activities in the first nine months of fiscal year 2006. The decrease in cash used for investing activities in the first nine months of fiscal year 2007 was primarily the result of lower acquisition-related payments. During the first nine months of fiscal year 2007, acquisition-related payments totaled $5.1 million and consisted of amounts previously retained to secure sellers’ indemnification obligations and contingent consideration payments related to acquisitions made in prior periods. During the first nine months of fiscal year 2006, acquisition-related payments totaled $69.9 million and included $44.1 million and $14.5 million for the acquisitions of Polymer Labs and IonSpec, respectively, and $11.3 million for contingent consideration payments relating to acquisitions made in prior years.

We used $38.6 million of cash for financing activities in the first nine months of fiscal year 2007, compared to $19.2 million used for financing activities in the first nine months of fiscal year 2006. The increase in cash used for financing activities was primarily due to higher expenditures to repurchase and retire common stock (such expenditures were made in both periods as a result of a continued effort to utilize excess cash to reduce the number of outstanding common shares).

As of June 29, 2007, we had a total of $62.2 million in uncommitted and unsecured credit facilities for working capital purposes with interest rates to be established at the time of borrowing. No borrowings were outstanding under these credit facilities as of June 29, 2007. Of the $62.2 million in uncommitted and unsecured credit facilities, a total of $35.5 million was limited for use by, or in favor of, certain subsidiaries at June 29, 2007, and a total of $13.0 million of this $35.5 million was being utilized in the form of bank guarantees and short-term standby letters of credit. These guarantees and letters of credit related primarily to advance payments and deposits made to our subsidiaries by customers for which separate liabilities were recorded in our unaudited condensed consolidated financial statements at June 29, 2007. No amounts had been drawn by beneficiaries under these or any other outstanding guarantees or letters of credit as of that date.

Long-term Debt. As of June 29, 2007, we had a $25.0 million term loan outstanding with a U.S. financial institution, compared to $27.5 million at September 29, 2006. As of June 29, 2007, the fixed interest rate on the term loan was 6.7%. As of September 29, 2006, fixed interest rates on the term loan ranged from 6.7% to 7.2%. The weighted-average interest rate on the term loan was 6.8% at September 29, 2006. The term loan contains certain covenants that limit future borrowings and the payment of cash dividends and require the maintenance of certain levels of working capital and operating results. We were in compliance with all restrictive covenants of the term loan agreement at June 29, 2007.

In connection with the IonSpec acquisition, we have accrued but not yet paid a portion of the purchase price that has been retained to secure the sellers’ indemnification obligations. As of June 29, 2007, retained amounts for the IonSpec acquisition totaled $0.7 million, which is due to be paid (net of any indemnification claims) in February 2008.

As of June 29, 2007, up to a maximum of $37.2 million could be payable through February 2009 under contingent consideration arrangements relating to acquired businesses. Amounts subject to these arrangements can be earned over the respective measurement period, depending on the performance of the acquired business relative to certain financial targets.

The following table summarizes key terms of outstanding contingent consideration arrangements as of June 29, 2007:

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

We had no material non-cancelable commitments for capital expenditures as of June 29, 2007. In the aggregate, we currently anticipate that our capital expenditures will be approximately 2% of sales for the full fiscal year 2007.

In April 2007, we committed to a plan to combine and optimize the development and assembly of most of our NMR and mass spectrometry products, to further centralize related administration and other functions and to reallocate certain resources toward more rapidly growing product lines and geographies. In connection with this plan, we expect to make capital expenditures of up to $25 million beginning in the fourth quarter of fiscal year 2007 and continuing through the first half of fiscal year 2009. We expect that a significant portion of these expenditures will fall within our typical capital spending pattern (of approximately 3% of sales) measured over a two-year period. We also expect to incur total restructuring and other related costs associated with this plan of between $9.5 million and $14.5 million, of which $2.9 million was incurred in the third quarter of fiscal year 2007 and between $1.0 million and $2.0 million is expected to be recorded in the fourth quarter of fiscal year 2007. Some portion of these costs is expected to be settled through the second quarter of fiscal year 2009, except for certain lease termination-related costs, which might be settled as late as the fourth quarter of fiscal year 2012. A total of $8.0 million to $12.5 million of these costs are expected to result in cash expenditures.

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

In January 2007, our Board of Directors approved a new stock repurchase program under which we are authorized to utilize up to $100 million to repurchase shares of our common stock. This repurchase program is effective until December 31, 2008. During the second and third quarters of fiscal year 2007, we repurchased and retired 575,000 shares at an aggregate cost of $32.5 million. As of June 29, 2007, we had remaining authorization to repurchase $67.5 million of our common stock under this program.

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

Contractual Obligations and Other Commercial Commitments

The following table summarizes the amount and estimated timing of future cash expenditures relating to principal payments on outstanding debt, minimum rentals due for certain facilities and other leased assets under long-term, non-cancelable operating leases as of June 29, 2007:

	Three Months Ending Sept. 28, 2007	Fiscal Years						Total
		2008	2009	2010	2011	2012	Thereafter
(in thousands)
Operating leases	$2,547	$7,059	$5,073	$3,243	$2,007	$1,853	$5,557	$27,339
Long-term debt (including current portion)	—	6,250	—	6,250	—	6,250	6,250	25,000

Total contractual cash obligations	$2,547	$13,309	$5,073	$9,493	$2,007	$8,103	$11,807	$52,339

In addition to the non-cancelable contractual obligations included in the above table, we had cancelable commitments to purchase certain superconducting magnets intended for use with NMR systems totaling $3.2 million, net of deposits paid, as of June 29, 2007. In the event that these commitments are canceled for reasons other than the supplier’s default, we may be responsible for reimbursement of actual costs incurred by the supplier.

As of June 29, 2007, we did not have any off-balance sheet commercial commitments that could result in a significant cash outflow upon the occurrence of some contingent event, except for contingent payments of up to a maximum of $37.2 million related to acquisitions as discussed under Liquidity and Capital Resources above, the specific amounts of which are not currently determinable.

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

At June 29, 2007, there were no outstanding forward contracts designated as cash flow hedges of forecasted transactions. During the first nine months of fiscal year 2007, no foreign exchange gains or losses from cash flow hedge ineffectiveness were recognized.

Our foreign exchange forward contracts generally range from one to 12 months in original maturity. The following table summarizes all foreign exchange forward contracts that were outstanding as of June 29, 2007:

	Notional Value Sold	Notional Value Purchased
(in thousands)
Euro	$—	$80,979
Australian dollar	—	36,563
Canadian dollar	4,858	—
Japanese yen	2,542	—
British pound	1,969	—
Danish krone	796	—

	$10,165	$117,542

Interest Rate Risk. We have no material exposure to market risk for changes in interest rates. We invest any excess cash primarily in short-term U.S. Treasury securities and money market funds, and changes in interest rates would not be material to our financial condition or results of operations. We enter into debt obligations principally to support general corporate purposes, including working capital requirements, capital expenditures and acquisitions. At June 29, 2007, our debt obligations had fixed interest rates.

Based upon rates currently available to us for debt with similar terms and remaining maturities, the carrying amounts of long-term debt approximate their estimated fair values.

Although payments under certain of our operating leases for our facilities are tied to market indices, we are not exposed to material interest rate risk associated with our operating leases.

Debt Obligations.

Principal Amounts and Related Weighted-Average Interest Rates By Year of Maturity

	Three Months Ending Sept. 28, 2007	Fiscal Years
		2008	2009	2010	2011	2012	Thereafter	Total
(dollars in thousands)
Long-term debt (including current portion)	$—	$6,250	$—	$6,250	$—	$6,250	$6,250	$25,000
Average interest rate	—%	6.7%	—%	6.7%	—%	6.7%	6.7%	6.7%

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

Disclosure Controls and Procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our Chief Executive Officer and the Chief Financial Officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q (June 29, 2007), our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the third quarter of our fiscal year 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1A. Risk	Factors

See Item 1A—Risk Factors presented in our Annual Report on Form 10-K for the fiscal year ended September 29, 2006, which we encourage you to carefully consider.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)   January 2007 Stock Repurchase Program. The following table summarizes information relating to our stock repurchases during the third quarter of fiscal year 2007:

Fiscal Month	Shares Repurchased	Average Price Per Share	Total Value of Shares Repurchased as Part of Publicly Announced Plan (1)(2)	Maximum Total Value of Shares that May Yet Be Purchased Under the Plan
(In thousands, except per share amounts)
Balance – March 30, 2007				$85,111
March 31, 2007 – April 27, 2007	—	$—	$—	85,111
April 28, 2007 – May 25, 2007	153	58.27	8,892	76,219
May 26, 2007 – June 29, 2007	151	57.63	8,723	$67,496

Total shares repurchased	304	$57.95	$17,615

(1)	In January 2007, our Board of Directors approved a stock repurchase program under which we were authorized to utilize up to $100 million to repurchase shares of our common stock. This new repurchase program is effective until December 31, 2008.
(2)	Excludes commissions on repurchases.

Item 6.	Exhibits

(a)	Exhibits.

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date	Exhibit Number	Filed Herewith

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARIAN, INC . (Registrant)
Date: August 8, 2007	By:	/s/ G. EDWARD MCCLAMMY
G. Edward McClammy Senior Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)