Form 10-K
period 2007-09-28
VARIAN INC
filed 2007-11-21
CIK 1079028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 28, 2007

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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant based upon the closing sale price of the Common Stock on March 30, 2007, as reported by the Nasdaq National Market, was approximately $1,766,286,000.

The number of shares of the registrant’s Common Stock outstanding as of November 16, 2007 was 30,439,000.

Documents Incorporated by Reference:

Document Description	10-K Part
Certain sections, identified by caption, of the definitive Proxy Statement for the registrant’s 2008 Annual Meeting of Stockholders (the “Proxy Statement”)	III

An index of exhibits filed with this Form 10-K is located on page 40-43.

VARIAN, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 28, 2007

PART I

Caution Regarding Forward-Looking Statements

Throughout this Report, and particularly in Item 1—Business, Item 1A—Risk Factors and Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, there are forward-looking statements that are based upon our current expectations, estimates and projections, and that reflect our beliefs and assumptions based on information available to us at the date of this Report. In some cases, you can identify these statements by words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” and other similar terms. These forward-looking statements include (but are not limited to) those relating to the timing and amount of anticipated restructuring costs and related cost savings, whether and when backlog will result in actual sales, and our expected effective annual tax rate and anticipated capital expenditures in fiscal year 2008.

We caution investors that forward-looking statements are only our current expectations about future events. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements. Some of the important factors that could cause our results to differ are discussed in Item 1A—Risk Factors. We encourage you to read that section carefully.

Other risks and uncertainties that could cause actual results to differ materially from those in our forward-looking statements include, but are not limited to, the following: whether we will succeed in new product development, release, commercialization, performance and acceptance; whether we can achieve continued growth in sales for industrial applications and/or stronger growth in sales for life science applications; whether we can achieve continued sales growth in Europe and Asia Pacific and/or growth in sales in the U.S.; risks arising from the timing of shipments, installations and the recognition of revenues on certain magnet-based products, including nuclear magnetic resonance (“NMR”) spectroscopy systems, magnetic resonance (“MR”) imaging systems and fourier transform mass spectrometry (“FTMS”) systems and superconducting magnets; the impact of shifting product mix on profit margins; competitive products and pricing; economic conditions in our product and geographic markets; whether we will see continued and timely delivery of key raw materials and components by suppliers; foreign currency fluctuations that could adversely impact revenue growth and earnings; whether we will see continued investment in capital equipment; whether we will see reduced demand from customers that operate in cyclical industries; the impact of any delay or reduction in government funding for research; our ability to successfully evaluate, negotiate and integrate acquisitions; the actual costs, timing and benefits of restructuring activities (such as our Northern California facilities consolidation) and other efficiency improvement activities (such as our global procurement initiative); the timing and amount of discrete tax events; the timing and amount of share-based compensation expense; and other risks detailed from time to time in our filings with the U.S. Securities and Exchange Commission (the “SEC”). We disclaim any intent or obligation to update publicly any forward-looking statements, whether in response to new information, future events or otherwise.

Item 1. Business

GENERAL

Overview and History

Varian, Inc., together with its subsidiaries (collectively, the “Company”), designs, develops, manufactures, markets, sells and services scientific instruments (including related software, consumable products, accessories and services) and vacuum products (and related accessories and services). For financial reporting purposes, our operations are grouped into two corresponding segments: Scientific Instruments and Vacuum Technologies. These segments, their products and the applications in which they are used are described below.

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

Scientific Instruments Products

Our Scientific Instruments segment designs, develops, manufactures, markets, sells and services products used in a broad range of life science and industrial applications requiring identification, quantification and analysis of the elemental, molecular, physical or biological composition or structure of liquids, solids or gases. These products include analytical instruments (primarily mass spectrometers, chromatography instruments, optical spectroscopy instruments and dissolution testing equipment), magnet-based products (including nuclear magnetic resonance (“NMR”) spectroscopy systems, magnetic resonance (“MR”) imaging systems, Fourier Transform mass spectrometry (“FTMS”) systems and superconducting magnets used in these and other scientific systems), and consumable products (including columns for gas and liquid chromatography and products for the preparation of samples prior to analysis by gas and liquid chromatography).

Mass spectrometry (“MS”) is a technique for analyzing the individual chemical components of substances by ionizing them and determining their mass-to-charge ratios. Our MS products incorporate various technologies for measuring mass, including single-quadrupole, triple-quadrupole and ion trap mass spectrometers, FTMS systems and mass spectrometer leak detection systems. We combine our mass spectrometers with other instruments to create high-performance instruments such as liquid chromatograph mass spectrometers (“LC/MS”), liquid chromatograph nuclear magnetic resonance mass spectrometers (“LC-NMR/MS”), gas chromatograph mass spectrometers (“GC/MS”), inductively coupled plasma mass spectrometers (“ICP-MS”) and liquid chromatograph and gas chromatograph Fourier Transform mass spectrometers (“LC- and GC-FTMS”). We also offer related software, accessories and consumable products for these and other similar instruments.

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

Optical spectroscopy is a technique for analyzing the individual chemical components of substances based on the absorption or emission of electromagnetic radiation of specific wavelengths of light. Our optical spectroscopy instruments include atomic absorption (“AA”) spectrometers, inductively coupled plasma-optical emissions spectrometers (“ICP-OES”), inductively coupled plasma-mass spectrometers (“ICP-MS”), fluorescence spectrophotometers, ultraviolet-visible (“UV-Vis”) spectrophotometers, Fourier Transform infrared (“FT-IR”) spectrophotometers, near-infrared (“NIR”) spectrophotometers, Raman spectrometers and sample automation products. We also offer related software, accessories and consumable products for these and other similar instruments.

Dissolution testing is a technique for in-vitro analysis of the rate of release of a drug under controlled conditions. Our dissolution testing products include equipment, software, accessories and consumable products used in analyzing the rate of release and testing the physical characteristics of different dosage forms. Our UV-Vis spectrophotometers are often used with these products.

Magnetic resonance is a non-destructive instrumental technique that uses electromagnetic fields to interact with the magnetic property of atomic nuclei in order to determine and analyze the molecular content and structure of liquids and solids. Our NMR spectroscopy systems are used in the study of liquids containing chemical substances, including proteins, nucleic acids (DNA and RNA) and carbohydrates. They are also used for the analysis of solid materials such as membranes, crystals, plastics, rubbers, ceramics and polymers. Our MR imaging systems are used to obtain non-invasive images of primarily biological materials and to probe the chemical processes within these materials. Our MR imaging systems include human and other imaging systems used in research. We also offer probes, imaging gradient coils, consoles, software and other accessories to customers seeking to enhance NMR and MR imaging performance. Our magnet-based products also include FTMS systems.

Superconducting magnets are used in NMR spectroscopy, MR imaging, FTMS and other scientific (including life science) systems. Our magnets are used in our NMR, MR imaging and FTMS systems, and are also sold directly to OEMs (such as manufacturers of high-field MR imaging systems) and end-users.

Our software products are used to automate, process, collect, manage and store data generated by analytical instruments and magnet-based systems, and are often used for regulatory compliance purposes with respect to such data. These products include: chromatography data systems that allow users to control LC and GC instruments from multiple vendors on a single platform; NMR and MR imaging data acquisition, processing, analysis and display software for our complete line of NMR and MR imaging systems; and other software products tailored to specific instruments and applications.

Our consumable products are used in numerous laboratory applications and include: sample preparation consumables such as solid phase extraction (“SPE”) and filtration products used in tube formats to clean up and extract complex samples for toxicology and environmental applications and in 96-well plate formats for drug discovery and clinical research applications; micro volume SPE pipette tips used in protein research; polymeric particles used in the synthesis and purification of therapeutic compounds, and for clinical diagnostic applications; HPLC and GC columns used to separate target analytes prior to UV detection or mass spectrometry analysis; HPLC columns and media used in health science applications for the analysis of thermally labile compounds; GC columns used in industrial applications for the analysis and purification of thermally stabile compounds; GPC columns and standards for the analysis of polymers; and other HPLC and GC stationary phase chemistries and column dimensions for a wide range of life science and industrial science applications. Consumable products also include scientific instrument parts and supplies such as filters and fittings for GC and HPLC systems; xenon lamps and cuvettes for UV-Vis-NIR, fluorescence, FT-IR and Raman spectroscopy instruments; and graphite furnace tubes, hollow cathode lamps and specialized sample introduction glassware for our AA, ICP-OES and ICP-MS products. Other consumable products include on-site screening and laboratory-based kits for drugs of abuse testing (“DAT”) on urine or saliva samples, such as in pre-employment screening, criminal justice and toxicology testing.

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

Information Rich Detection Products

We refer to certain of the products described above as “information rich detectors” (“IRD”). IRD products include mass spectrometers, MR systems and FT-IR instruments. All of these products provide users with multi-dimensional layers of information and/or higher sensitivity, which are critical to the ability to optimize analyses and processes. IRD instruments typically provide broad-based qualitative capabilities for screening of compounds in complex mixtures, precise quantitative information for determining the relative concentrations of the compounds and dimensions of structural information for confirming the identity of the analytes. Our IRD products also include superconducting magnets, vacuum pumps, consumables and other products used either in or with our IRD instruments or sold directly to OEMs and end-users for use in IRD products; we also provide various services in connection with our IRD products.

Customers and Applications

Our products are sold principally for use in life science applications or for use in industrial applications (although many products are used in both applications). Life science applications include the study of biological processes and the testing of biological materials.

Almost all of the Scientific Instruments products described above are or can be used in life science applications, such as by pharmaceutical companies in drug development, manufacturing (including process control) and quality control; and by research hospitals and universities in basic chemistry, biological, biochemistry and health care research. Life science customers include branded and generic pharmaceutical companies, biotechnology and toxicology companies, governmental agencies and numerous academic institutions and research hospitals. The Vacuum Technologies products described above similarly are or can be used in a broad range of life science applications, such as in mass spectrometers for analytical analysis and in linear accelerators for cancer therapy. In fiscal years 2007, 2006 and 2005, sales into life science applications accounted for approximately 40%, 45% and 45%, respectively, of our total sales (these are estimates based on assumptions of how our products are likely to be used by customers, and are provided only as an indication of a historical trend).

Almost all of the Scientific Instruments products described above are or can also be used in industrial applications, such as by environmental laboratories in performing chemical analyses of water, soil, air, solids and food products; by petroleum and natural gas companies in performing chemical analyses in refining, quality control and research; by agricultural, chemical, mining and metallurgy and food and beverage processing companies in conducting research and quality control; and by other industrial, governmental and academic research laboratories in forensic analysis, materials science and general research. The Vacuum Technologies products described above are or can be used in a broad range of industrial applications, such as in the manufacture of flat-panel displays, solar energy panels, CRT tubes, decorative coating, functional coatings, disks for memory storage, architectural glass, optical lenses and automobile components; in food packaging; in the testing of aircraft components, automobile airbags, refrigeration components and industrial processing equipment; in high-energy physics research (such as linear accelerators); and in the manufacture and test of semiconductors and fabrication of metrology equipment.

Marketing and Sales

We market and sell most of our products through our own direct sales organizations, although a few products and services are marketed and sold through independent sales representatives and distributors. In certain countries and for certain products and services, sales are made through various sales representative and distributor arrangements. To support this marketing and sales structure, we have sales and service offices in numerous locations around the world.

We compete for the most part on a global basis. Sales outside of North America accounted for 66%, 61% and 59% of sales for fiscal years 2007, 2006 and 2005, respectively. As a result, our customers increasingly require service and support on a worldwide basis. We have sales and service offices located throughout North America, Europe, Asia Pacific and Latin America. We have invested substantial financial and management resources to develop an international infrastructure to meet the needs of our customers worldwide.

Demand for our products depends on many factors, including the level of capital expenditures of our customers, the rate of economic growth in our major markets and competitive considerations. No single customer accounted for 10% or more of our sales in fiscal year 2007, 2006 or 2005.

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

Backlog

Our recorded backlog was $241 million at September 28, 2007, $247 million at September 29, 2006 and $218 million at September 30, 2005. The decrease in backlog from September 29, 2006 to September 28, 2007 was primarily due to a net reduction in unfulfilled orders for MR imaging systems and to a lesser extent for vacuum products. These decreases were partially offset by strong order volume for analytical instruments and to a lesser extent the impact of the weaker U.S. dollar on orders denominated in other currencies. For the period from September 30, 2005 to September 29, 2006, backlog increased primarily due to stronger order volume in our Scientific Instruments and Vacuum Technologies segments. In particular, increased orders for MR imaging systems, newer analytical instruments and vacuum products, as well as acquisitions made during fiscal year 2006, drove the increase in backlog.

We include in backlog purchase orders or production releases under blanket purchase orders that have firm delivery dates. Recorded backlog in U.S. dollars is impacted by foreign currency fluctuations. In addition, recorded backlog might not result in sales because of cancellations or other factors.

Most of our products are shipped soon after they are ordered by customers, with the time between order receipt and shipment being as short as a few days for some products and less than a fiscal quarter for most others. However, other products, in particular certain magnet-based products, can have significantly longer lead times, sometimes in excess of one year. Significant shipments often occur in the last month of each quarter, in part because of how customers place orders and schedule shipments.

We believe that approximately 95% of orders included in our backlog at September 28, 2007 will result in revenue before the end of fiscal year 2008.

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

We compete with many companies. Our Scientific Instruments segment competes primarily with Agilent, Bruker, JEOL, PerkinElmer, Shimadzu, Thermo Fisher Scientific, Waters and other smaller suppliers. Our Vacuum Technologies segment competes primarily with Adixen (Alcatel), Edwards, INFICON, Oerlikon Leybold, Pfeiffer, Ulvac and other smaller suppliers.

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

As of September 28, 2007, we operated 13 significant manufacturing facilities located throughout the world. Our Scientific Instruments segment had manufacturing facilities in Palo Alto, California; Walnut Creek, California; Lake Forest, California; Ft. Collins, Colorado; Randolph, Massachusetts; Cary, North Carolina; Melbourne, Australia; Grenoble, France; Middelburg, Netherlands; Church Stretton, United Kingdom; and Yarnton, United Kingdom. Our Vacuum Technologies segment had manufacturing facilities in Lexington, Massachusetts, and Turin, Italy.

All of our significant manufacturing facilities have been certified as complying with the International Organization for Standardization Series 9000 Quality Standards (“ISO 9000”).

Raw Materials

Our manufacturing operations require a wide variety of raw materials, electronic and mechanical components, chemical and biochemical materials and other supplies, some of which are occasionally in short supply. In addition, use of certain of our products requires reliable and cost-effective supply of certain raw materials. For example, end-users of our magnet-based products require helium to operate those products. Helium can be, and at various times has been, difficult to source and is becoming more expensive. If we or our customers cannot obtain sufficient quantities of helium, it could prevent us from shipping and installing superconducting magnets, which could result in our inability to recognize revenues on magnet-based products. In addition, shortages of helium could result in even higher helium prices, and thus higher operating costs for magnet-based products, which could impact demand for those products.

Changes in the availability or price of certain other key raw materials or components could increase our costs or our customers’ costs to acquire and operate our products, which could have an adverse effect on our financial condition or results of operations.

We manufacture some components used in our products. Other components, including certain consumables materials and electronic components and subassemblies, are purchased from other manufacturers. Most of the raw materials, components and supplies we purchase are available from a number of different suppliers; however, a number of items—such as wire used in superconducting magnets and electronic subassemblies used in scientific instruments—are purchased from limited or single sources of supply. Disruption of these sources could cause delays or reductions in shipment of our products or increases in our costs, which could have an adverse effect on our financial condition or results of operations.

Research and Development

We are actively engaged in basic and applied research, development and engineering programs designed to develop new products and to improve existing products. During fiscal years 2007, 2006 and 2005, we spent $65.2 million, $59.7 million and $53.9 million, respectively, on research, development and engineering activities. Over this period, the focus of our research and development activities has been shifting more toward information rich detection and consumable products. We intend to continue to conduct extensive research and development activities, with a continued emphasis on information rich detection products such as magnet-based products, mass spectrometers (including vacuum products for use in OEM mass spectrometers) and certain consumable products. There can be no assurance that we will be able to develop and market new products on a cost-effective and timely basis, that such products will compete favorably with products developed by others or that our existing technology will not be superseded by new discoveries or developments.

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

Patent and Other Intellectual Property Rights

We have a policy of seeking patent, copyright, trademark and trade secret protection in the U.S. and other countries for developments, improvements and inventions originating within our organization that are incorporated in our products or that fall within our fields of interest. As of September 28, 2007, we owned over 330 patents in the U.S. and over 650 patents in other countries, and had numerous patent applications on file with various patent agencies worldwide. We intend to continue to file patent applications as we deem appropriate.

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

Employees

At September 28, 2007, we had approximately 3,900 full-time and temporary employees and contract workers worldwide—approximately 1,400 in North America, 1,500 in Europe, 900 in Asia Pacific and 100 in Latin America.

Executive Officers

The following table sets forth the names and ages of our executive officers, together with positions and offices held within the last five years by such executive officers.

Name	Age	Position (Business Experience)	Period
Garry W. Rogerson	55	President and Chief Executive Officer	2004-Present
		President and Chief Operating Officer	2002-2004

G. Edward McClammy	58	Senior Vice President, Chief Financial Officer and Treasurer	2002-Present

A. W. Homan	48	Senior Vice President, General Counsel and Secretary	2006-Present
		Vice President, General Counsel and Secretary	1999-2006

Martin O’Donoghue	49	Senior Vice President, Scientific Instruments	2006-Present
		Vice President, Scientific Instruments	2003-2006
		Vice President, Analytical Instruments	2002-2003

Sergio Piras	58	Senior Vice President, Vacuum Technologies	2006-Present
		Vice President, Vacuum Technologies	2000-2006

Sean M. Wirtjes	37	Vice President and Controller	2006-Present
		Controller	2004-2006
		Assistant Controller	2002-2004

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

Certain of our magnet-based products (including NMR, MR imaging and FTMS systems, NMR probes, superconducting magnets and other related components) sell on long lead-times, sometimes in excess of one year. Certain of these systems and components sell for high prices; are complex; require development of new technologies and, therefore, significant research and development resources; are often intended for evolving research applications; often have customer-specific features, capabilities and acceptance criteria; and can be difficult to manufacture and require long lead times. If we are unable to meet these challenges, it could have an adverse effect on our financial condition or results of operations. In addition, all of these factors can make it difficult for us to forecast the timing of revenue recognition and the gross profit on these products.

Changes in our effective tax rate can also create variability in our operating results. Our effective tax rate can be adversely affected by earnings being lower than anticipated in countries having lower statutory rates and higher than anticipated in countries having higher statutory rates, by changes in the valuation of deferred tax assets or liabilities or by changes in tax laws or interpretations thereof. In addition, we are subject to examination of our income tax returns by the U.S. Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our income tax reserves and expense. Should actual events or results differ from our current expectations, charges against or credits to our income tax reserves and expense may become necessary. Any such adjustments could have an adverse effect on our financial condition or results of operations. All of this can make it difficult for us to forecast our effective tax rate.

Competition.    The industries in which we operate are highly competitive. We compete against numerous companies, both U.S. and non-U.S., most with global operations. Some of our competitors have greater financial resources than we have, which may enable them to respond more quickly to new or emerging technologies, take advantage of acquisition opportunities, achieve economies of scale and other cost reductions, compete on price, or devote greater resources to research and development, engineering, manufacturing, marketing, sales or managerial activities. Others have greater name recognition and geographic and market presence or lower cost structures than we do. In addition, weaker demand and excess capacity in our industries could cause greater price competition as our competitors seek to maintain sales volumes and market share. For the foregoing reasons, competition could result in lower revenues due to lost sales or price reductions, lower margins and loss of market share, which could have an adverse effect on our financial condition or results of operations.

Although no single customer accounted for 10% or more of our sales in fiscal year 2007, we do have important customers the loss of which could have an adverse effect on our results of operations.

New Product Development.    Technological innovation and new product development are important to maintain the competitive position of our products and to grow our sales and profit margins. We have historically dedicated a significant portion of our resources to research and development efforts as a means of generating new products and improving existing products, and intend to continue to conduct extensive research and development activities, with an emphasis on information rich detection products such as magnet-based products, mass spectrometers (including vacuum products for use in mass spectrometers) and certain consumable products. However, there can be no assurance that we will be able to improve existing products and/or develop new products on a cost-effective and timely basis, that such products will compete favorably with products developed by others or that our existing technology will not be superseded by new discoveries or developments. If we fail to improve existing products and/or develop new products, we could experience lower revenues and/or lower profit margins, which could have an adverse effect on our financial condition or results of operations.

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

In addition, the manufacturing and/or use of certain of our products require raw materials for which supply and price can fluctuate significantly. For example, end-users of our magnet-based products require helium to operate those products. Helium can be, and at various times has been, difficult to source and is becoming more expensive. If we or our customers cannot obtain sufficient quantities of helium, it could prevent us from shipping and installing superconducting magnets, which could result in our inability to recognize revenues on magnet-based products. In addition, shortages of helium could result in even higher helium prices and thus higher operating costs for magnet-based products, which could impact demand for those products. Changes in the availability or price of certain other key raw materials or components could increase our costs or our customers’ costs to acquire and operate our products, which could have an adverse effect on our financial condition or results of operations.

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

Restructuring and Other Efficiency Improvement Activities.    We have undertaken restructuring activities (such as our Northern California facilities consolidation) and other efficiency improvement activities (such as our global procurement initiative), and have announced and may undertake similar activities in the future, that we expect to result in certain costs and eventual cost savings. These costs and cost savings are based on estimates at the time of plan commitment as to the timing of activities to be completed and the timing and amount of related costs to be incurred. We could experience delays, business disruptions and employee turnover in connection with restructuring and other efficiency improvement activities and our estimates of the costs to complete and savings achieved by these activities could change. As a result, these activities could have an adverse impact on our financial condition or results of operations.

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

Key Personnel.    Our success depends upon the efforts and abilities of key personnel, including research and development, engineering, manufacturing, finance, administrative, marketing, sales and management personnel. The availability of qualified personnel and the cost to attract, motivate and retain them can vary significantly based on factors such as the strength of the general economy. However, even in weak economic periods, there is still intense competition for personnel with certain expertise in the geographic areas where we compete for personnel. In addition, certain employees have significant institutional and proprietary technical knowledge, which could be difficult to quickly replace. Failure to attract, motivate and retain qualified personnel, who generally do not have employment agreements or post-employment non-competition agreements, could have an adverse effect on our financial condition or results of operations.

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

As is described in Item 1—Business, we are obligated (under the terms of the Distribution Agreement) to indemnify VMS for one-third of certain costs (after adjusting for any insurance proceeds and tax benefits recognized or realized by VMS for such costs) relating to environmental matters. In that regard, VMS has been named by the U.S. Environmental Protection Agency or third parties as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, at ten sites where VAI is alleged to have shipped manufacturing waste for recycling, treatment or disposal. In addition, VMS is overseeing and, as applicable, reimbursing third parties for environmental investigation, monitoring and/or remediation activities, in most cases under the direction of, or in consultation with, federal, state and/or local agencies in the U.S., at certain current VMS or former VAI facilities. We are obligated to indemnify VMS for one-third of these environmental investigation, monitoring and/or remediation costs (after adjusting for any insurance proceeds and taxes).

For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further environmental-related activities or to estimate the future costs of such activities if undertaken. As of September 28, 2007, it was nonetheless estimated that our share of the future exposure for environmental-related costs for these sites and facilities ranged in the aggregate from $1.1 million to $2.7 million (without discounting to present value). The time frame over which these costs are expected to be incurred varies with each site and facility, ranging from one year up to 5 years as of September 28, 2007. No amount in the foregoing range of estimated future costs is believed to be more probable of being incurred than any other amount in such range, and we therefore had an accrual of $1.1 million as of September 28, 2007.

As to certain sites and facilities, sufficient knowledge has been gained to be able to better estimate the scope and certain costs of future environmental-related activities. As of September 28, 2007, it was estimated that our share of the future exposure for these environmental-related costs for these sites and facilities ranged in the aggregate from $3.1 million to $13.0 million (without discounting to present value). The time frame over which these costs are expected to be incurred varies with each site and facility, ranging from two years up to 22 years as of September 28, 2007. As to each of these sites and facilities, it was determined that a particular amount within the range of certain estimated costs was a better estimate of the future environmental-related cost than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. Together, the undiscounted amounts for these sites totaled $6.0 million at September 28, 2007. We therefore had an accrual of $4.2 million as of September 28, 2007, which represents the best estimate of our share of these future environmental-related costs discounted at 4%, net of inflation. This accrual is in addition to the $1.1 million described in the preceding paragraph.

At September 28, 2007, our reserve for environmental-related costs, based upon future environmental-related costs estimated by us as of that date, was calculated as follows:

	Recurring Costs	Non- Recurring Costs	Total Anticipated Future Costs
(in millions)
Fiscal Year
2008	$0.3	$0.2	$0.5
2009	0.2	0.2	0.4
2010	0.2	0.2	0.4
2011	0.2	0.3	0.5
2012	0.2	0.4	0.6
Thereafter	3.8	0.9	4.7

Total costs	$4.9	$2.2	7.1

Less imputed interest			(1.8)

Reserve amount			5.3
Less current portion			(0.5)

Long-term (included in Other liabilities)			$4.8

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

An insurance company has agreed to pay a portion of certain of VAI’s (now VMS’) future environmental-related costs for which we have an indemnification obligation, and we therefore have a long-term receivable of $1.0 million (discounted at 4%, net of inflation) in other assets as of September 28, 2007 for our share of such recovery. We have not reduced any environmental-related liability in anticipation of recoveries from third parties.

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

In January 2003, the EU also adopted Directive 2002/95/EC on Restriction on the Certain Hazardous Substances in Electrical and Electronic Equipment (the “RoHS Directive”). The RoHS Directive bans in the EU the use of certain hazardous materials in electrical and electronic equipment. The RoHS Directive took effect on July 1, 2006, the date by which each EU-member country was required to adopt legislation implementing the Directive in that country. All EU-member countries where we manufacture or import products have adopted such implementing legislation. As a result of the RoHS Directive, certain raw materials and components sourced from third parties are no longer available, or will in the future become unavailable, for use in the manufacture of the Company’s products. We have not experienced significant supply disruptions and have not incurred significant costs as a result of the RoHS Directive and we do not expect such disruptions or costs to be significant in the future, but if they are, our financial condition or results of operations could be materially adversely affected. In addition, similar legislation has been or could be enacted in other countries outside the EU (such as China) and/or the scope of the RoHS Directive could be expanded by the EU or EU-member countries, which could have an adverse effect on our financial condition or results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of September 28, 2007, we had manufacturing, warehouse, research and development, sales, service and administrative facilities that had an aggregate floor space of approximately 615,000 square feet in the U.S. and 861,000 square feet outside of the U.S., for a total of approximately 1,476,000 square feet worldwide. Of these facilities, aggregate floor space of approximately 586,000 square feet was leased, and we owned the remainder. We believe that our facilities and equipment generally are well maintained, in good operating condition, suitable for our purposes and adequate for current operations.

As of September 28, 2007, we owned or leased 13 significant manufacturing facilities located throughout the world. Our Scientific Instruments segment had manufacturing facilities in Palo Alto, California; Walnut Creek, California; Lake Forest, California; Ft. Collins, Colorado; Randolph, Massachusetts; Cary, North Carolina; Melbourne, Australia; Grenoble, France; Middleburg, Netherlands; Church Stretton, United Kingdom; and Yarnton, United Kingdom. Our Vacuum Technologies segment had manufacturing facilities in Lexington, Massachusetts, and Turin, Italy. We also owned or leased 54 sales and service facilities located throughout the world, 48 of which were located outside of the U.S., including in Argentina, Australia, Brazil, Canada, China, France, Germany, India, Italy, Japan, Korea, Mexico, Netherlands, Russia, Singapore, Spain, Sweden, Switzerland, Taiwan and the United Kingdom.

Item 3. Legal Proceedings

We are involved in pending legal proceedings that are ordinary, routine and incidental to our business. While the ultimate outcome of these and other legal matters is not determinable, we believe that these matters are not reasonably likely to have a material adverse effect on our financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Our high and low common stock selling prices in each of the four quarters of fiscal years 2007 and 2006 follow:

	Fiscal Year 2007 Common Stock Selling Prices
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$48.38	$59.61	$59.81	$65.39
Low	$43.51	$44.62	$53.79	$55.64

	Fiscal Year 2006 Common Stock Selling Prices
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$43.10	$41.56	$45.91	$48.87
Low	$34.65	$37.78	$39.18	$39.52

Our common stock is traded on the NASDAQ Global Select Market under the trading symbol VARI.

We have never paid cash dividends on our capital stock and do not currently anticipate paying any cash dividends in the foreseeable future.

There were 2,743 holders of record of our common stock on November 16, 2007.

(b) Not applicable.

(c) Stock Repurchase Program.    The following table summarizes information relating to stock repurchases during the fiscal quarter ended September 28, 2007.

Fiscal Month	Shares Repurchased	Average Price Per Share	Total Value of Shares Repurchased as Part of Publicly Announced Plan(1)(2)	Maximum Total Value of Shares that May Yet Be Purchased Under the Plan(1)
(In thousands, except per share amounts)
Balance – June 29, 2007				$67,496
June 30, 2007 – July 27, 2007	—	$—	$—	67,496
July 28, 2007 – August 24, 2007	180	59.59	10,721	56,775
August 25, 2007 – September 28, 2007	107	59.54	6,383	$50,392

Total shares repurchased	287	$59.57	$17,104

(1)	In January 2007, our Board of Directors approved a stock repurchase program under which we were authorized to utilize up to $100 million to repurchase shares of our common stock. This new repurchase program is effective until December 31, 2008.
(2)	Excludes commissions on repurchases.

Item 6. Selected Financial Data

	Fiscal Year Ended
	Sept. 28, 2007(1)	Sept. 29, 2006(1)	Sept. 30, 2005	Oct. 1, 2004	Oct. 3, 2003
(in millions, except per share amounts)
Statement of Earnings Data
Sales	$920.6	$834.7	$772.8	$724.4	$668.8
Earnings from continuing operations before income taxes	$96.8	$74.7	$63.5	$68.4	$52.8
Income tax expense	$33.2	$24.6	$16.8	$23.1	$17.8
Earnings from continuing operations	$63.6	$50.1	$46.7	$45.3	$35.0
Earnings from discontinued operations	$—	$—	$79.3	$14.2	$14.1
Net earnings	$63.6	$50.1	$126.0	$59.5	$49.1
Net earnings per basic share:
Continuing operations	$2.09	$1.62	$1.39	$1.31	$1.03
Discontinued operations	$—	$—	$2.35	$0.41	$0.42

Net earnings	$2.09	$1.62	$3.74	$1.72	$1.45

Net earnings per diluted share:
Continuing operations	$2.05	$1.59	$1.36	$1.27	$1.00
Discontinued operations	$—	$—	$2.31	$0.39	$0.40

Net earnings	$2.05	$1.59	$3.67	$1.66	$1.40

	Fiscal Year End
	Sept. 28, 2007	Sept. 29, 2006	Sept. 30, 2005	Oct. 1, 2004	Oct. 3, 2003
Balance Sheet Data
Total assets	$936.8	$861.6	$796.0	$830.7	$737.1
Long-term debt (excluding current portion)	$18.8	$25.0	$27.5	$30.0	$36.3

(1)	The results for fiscal years 2007 and 2006 reflect share-based compensation expense as a result of the adoption of SFAS 123(R) on a prospective basis in the first quarter of fiscal year 2006. Accordingly, the results for prior periods do not reflect such expense.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation s

Our fiscal years reported are the 52-week periods that ended on the Friday nearest September 30. Fiscal year 2007 was comprised of the 52-week period that ended on September 28, 2007. Fiscal year 2006 was comprised of the 52-week period that ended on September 29, 2006. Fiscal year 2005 was comprised of the 52-week period that ended on September 30, 2005.

The discussion below should be read together with the risks to our business as described in Part I—Caution Regarding Forward-Looking Statements and Item 1A—Risk Factors.

Results of Operations

Fiscal Year 2007 Compared to Fiscal Year 2006

Segment Results

For financial reporting purposes, our continuing operations are grouped into two business segments: Scientific Instruments and Vacuum Technologies. The following table presents comparisons of our sales and operating earnings for each of those segments and in total for fiscal years 2007 and 2006:

	Fiscal Year Ended
	September 28, 2007		September 29, 2006		Increase (Decrease)
	$	% of Sales	$	% of Sales	$	%
(dollars in millions)
Sales by Segment:
Scientific Instruments	$761.5	82.7%	$686.0	82.2%	$75.5	11.0%
Vacuum Technologies	159.1	17.3	148.7	17.8	10.4	7.0

Total company	$920.6	100.0%	$834.7	100.0%	$85.9	10.3%

Operating Earnings by Segment:
Scientific Instruments	$79.4	10.4%	$60.3	8.8%	$19.1	31.8%
Vacuum Technologies	32.0	20.1	29.1	19.6	2.9	9.8

Total segments	111.4	12.1	89.4	10.7	22.0	24.7
General corporate	(18.8)	(2.1)	(16.6)	(2.0)	(2.2)	(13.9)

Total company	$92.6	10.1%	$72.8	8.7%	$19.8	27.1%

Scientific Instruments.    The increase in Scientific Instruments sales was primarily attributable to higher sales volume, in particular from mass spectrometers and other analytical instruments. Sales into industrial (which includes environmental, food and energy) applications increased strongly, while sales into life science applications increased modestly. Scientific Instruments revenues for the fiscal year 2006 do not include sales for the full period from PL International Limited (“Polymer Labs”), which was acquired in November 2005. Excluding the impact of Polymer Labs, Scientific Instruments sales in fiscal year 2007 increased by approximately 10.7% compared to fiscal year 2006.

Scientific Instruments operating earnings for fiscal year 2007 include restructuring and other related costs of $4.3 million, acquisition-related intangible amortization of $7.9 million, share-based compensation expense of $3.4 million and amortization of $1.3 million related to inventory written up in connection with the acquisition of IonSpec Corporation (“IonSpec”) in February 2006. In comparison, Scientific Instruments operating earnings for fiscal year 2006 include restructuring and other related costs of $0.2 million, an in-process research and development charge of $0.8 million relating to the acquisition of Polymer Labs, acquisition-related intangible amortization of $8.3 million, share-based compensation expense of $3.5 million and amortization of $4.3 million related to inventory written up in connection with the acquisitions of Magnex Scientific Limited (“Magnex”) in November 2004, Polymer Labs in November 2005 and IonSpec in February 2006. Excluding the impact of these items, the increase in operating earnings as a percentage of sales resulted primarily from sales volume leverage and efficiency improvements benefiting selling, general and administrative expenses as well as the transition to internally sourced magnets for magnet-based products.

Vacuum Technologies.    Vacuum Technologies sales increased primarily as a result of higher sales volume of products for life science applications.

Vacuum Technologies operating earnings for fiscal years 2007 and 2006 include the impact of share-based compensation expense of $1.1 million in both periods. Excluding the impact of these items, the increase in operating earnings as a percentage of sales was primarily attributable to the impact of sales volume leverage on research and development expenses and, to a lesser extent, selling, general and administrative expenses.

Consolidated Results

The following table presents comparisons of our sales and other selected consolidated financial results for fiscal years 2007 and 2006:

	Fiscal Year Ended
	September 28, 2007		September 29, 2006		Increase (Decrease)
	$	% of Sales	$	% of Sales	$	%
(dollars in millions, except per share data)
Sales	$920.6	100.0%	$834.7	100.0%	$85.9	10.3%

Gross profit	415.5	45.1	374.3	44.8	41.2	11.0

Operating expenses:
Selling, general and administrative	257.8	28.0	241.0	28.9	16.8	6.9
Research and development	65.2	7.0	59.7	7.1	5.5	9.1
Purchased in-process research and development	—	—	0.8	0.1	(0.8)	(100)

Total operating expenses	323.0	35.0	301.5	36.1	21.5	7.1

Operating earnings	92.5	10.1	72.8	8.7	19.7	27.1
Interest income	6.2	0.7	4.0	0.5	2.2	53.0
Interest expense	(1.9)	(0.2)	(2.2)	(0.3)	0.3	(13.6)
Income tax expense	(33.2)	(3.7)	(24.5)	(2.9)	(8.7)	35.0

Net earnings	$63.6	6.9%	$50.1	6.0%	$13.5	27.1%

Net earnings per diluted share	$2.05		$1.59		$0.46

Sales.    As discussed under the heading Segment Results above, sales by the Scientific Instruments and Vacuum Technologies segments in fiscal year 2007 increased by 11.0% and 7.0%, respectively, compared to fiscal year 2006. On a consolidated basis, sales grew 10.3% in fiscal year 2007, with strong growth into industrial (which includes environmental, food and energy) applications and modest growth into life science applications. Revenues for fiscal year 2006 do not include sales for the full twelve months from Polymer Labs, which was acquired in November 2005. Excluding the impact of Polymer Labs, sales in fiscal year 2007 increased by approximately 10.1% compared to fiscal year 2006.

Sales by geographic region in fiscal years 2007 and 2006 were as follows:

	Fiscal Year Ended
	September 28, 2007		September 29, 2006		Increase (Decrease)
	$	% of Sales	$	% of Sales	$	%
(dollars in millions)
Sales by Geographic Region:
North America	$312.1	33.9%	$325.5	39.0%	$(13.4)	(4.1)%
Europe	376.8	40.9	309.6	37.1	67.2	21.7
Asia Pacific	185.6	20.2	163.6	19.6	22.0	13.4
Latin America	46.1	5.0	36.0	4.3	10.1	28.1

Total company	$920.6	100.0%	$834.7	100.0%	$85.9	10.3%

The increases in sales in Europe, Asia Pacific and Latin America were primarily attributable to stronger demand across a broad range of our products, in particular analytical instruments and vacuum products. The weaker U.S. dollar also had a positive effect on the reported sales increases in these regions. In Europe, higher sales of magnet-based products also contributed to the increase.

We believe the reduction in sales in North America was primarily due to a general trend in many industries of manufacturing moving out of the U.S. for cost and tax reasons, which was in part due to consolidations and a shift in pharmaceutical research and manufacturing to the Asia Pacific region. While this trend negatively impacted sales in North America in fiscal year 2007, it probably benefited us in Asia Pacific.

In addition to the factors described above, the sales decrease in North America and increase in Europe compared to fiscal year 2006 were both more pronounced, and the sales increase in Asia Pacific was less pronounced, due to the timing of sales of certain low-volume, high-selling price magnet-based products. We do not consider these geographic shifts to be indicative of any particular trend for magnet-based products as a whole, but rather to be reflective of the variability in results that these low-volume, high-selling price magnet-based products can create.

Gross Profit.    Gross profit for fiscal year 2007 reflects the impact of $5.3 million in amortization expense relating to acquisition-related intangible assets, $1.3 million in amortization expense related to inventory written up in connection with the IonSpec acquisition, share-based compensation expense of $0.4 million and $1.2 million in restructuring and other related costs. In comparison, gross profit for fiscal year 2006 reflects the impact of $5.1 million in amortization expense relating to acquisition-related intangible assets, $4.3 million in amortization expense related to inventory written up in connection with the IonSpec, Polymer Labs and Magnex acquisitions and share-based compensation expense of $0.4 million. Excluding the impact of these items, gross profit as a percentage of sales in fiscal year 2007 was unchanged from fiscal year 2006.

Selling, General and Administrative.    Selling, general and administrative expenses for fiscal year 2007 included $2.6 million in amortization expense relating to acquisition-related intangible assets, $2.4 million in restructuring and other related costs and $8.9 million in share-based compensation expense. In comparison, selling, general and administrative expenses for fiscal year 2006 included $3.3 million in acquisition-related intangible amortization, $0.2 million in restructuring and other related costs and $7.7 million in share-based compensation expense. Excluding the impact of these items, selling, general and administrative expenses were lower as a percentage of sales in fiscal year 2007 primarily as a result of sales volume leverage and efficiency improvements resulting from cost reduction activities.

Research and Development.    Research and development expenses for fiscal year 2007 reflect the impact of $0.8 million in restructuring and other related costs and $0.5 million in share-based compensation expense. In comparison, research and development expenses for fiscal year 2006 reflect the impact of share-based compensation expense of $0.5 million. Excluding the impact of these items, research and development expenses were slightly lower as a percentage of sales due to sales volume leverage. In absolute dollars, the increase in research and development expenses resulted primarily from the acquisitions of Polymer Labs in the first quarter of fiscal year 2006 and IonSpec in the second quarter of fiscal year 2006 and higher spending on new product development primarily for information rich detection products.

Restructuring Activities.    Between fiscal years 2003 and 2007, we committed to several restructuring plans in order to adjust our organizational structure, improve operational efficiencies and eliminate redundant or excess costs resulting from acquisitions or dispositions during those periods. We have incurred a total of $17.6 million in restructuring expense under these restructuring plans.

The following table sets forth changes in our aggregate liability relating to all restructuring plans during fiscal year 2007:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at September 29, 2006	$233	$818	$1,051

Charges	2,321	—	2,321
Cash payments	(393)	(127)	(520)
Foreign currency impacts and other adjustments	61	16	77

Balance at September 28, 2007	$2,222	$707	$2,929

In addition, we have also recorded other costs related directly to these plans (comprised primarily of employee retention and relocation costs and accelerated depreciation of assets to be disposed upon the closure of facilities) totaling $5.4 million. Of this amount, a total of $2.0 million was recorded during fiscal year 2007.

Fiscal Year 2007 Plan.    During the third quarter of fiscal year 2007, we committed to a plan to combine and optimize the development and assembly of most of our nuclear magnetic resonance (“NMR”) and mass spectrometry products, to further centralize related administration and other functions and to reallocate certain resources toward more rapidly growing product lines and geographies. As part of the plan, we are creating an information rich detection (“IRD”) center in Walnut Creek, California, where certain NMR operations currently located in Palo Alto, California will be integrated with mass spectrometry operations already located in Walnut Creek. Merging our IRD talent base into this single location will capitalize on our strength in NMR and mass spectrometry, and enhance our ability to develop innovative IRD solutions that are more powerful, complementary, routine and user-friendly. Underscoring our commitment to IRD and the benefits that a combined location and organization will provide, we will invest in a new 45,000 square foot building and a substantial remodel of an existing building there to house the IRD center.

As a result of the plan, a number of employee positions have been or will be relocated or eliminated and certain facilities will be consolidated. These actions primarily impact the Scientific Instruments segment and involve the elimination of between approximately 40 and 60 positions. We expect these activities to be completed during the first half of fiscal year 2009.

Restructuring and other related costs associated with this plan include one-time termination benefits, retention payments, costs to relocate facilities (including decommissioning costs, moving costs and temporary facility/storage costs), accelerated depreciation of fixed assets to be disposed as a result of facilities actions and lease termination costs. These costs are currently estimated to be between $10.5 million and $14.5 million, of which $4.3 million was incurred in fiscal year 2007 and between $5.0 million and $9.0 million is expected to be recorded in fiscal year 2008. These costs are expected to be settled through the second quarter of fiscal year 2009 except for certain lease termination-related costs, which might be settled as late as the fourth quarter of fiscal year 2012. Costs relating to restructuring activities recorded under this plan have been included in cost of sales, selling, general and administrative expenses and research and development expenses.

The following table sets forth changes in our restructuring liability relating to the foregoing plan during fiscal year 2007:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at September 29, 2006	$—	$—	$—

Charges	2,301	—	2,301
Cash payments	(145)	—	(145)
Foreign currency impacts and other adjustments	66	—	66

Balance at September 28, 2007	$2,222	$—	$2,222

The restructuring charges of $2.3 million recorded during fiscal year 2007 related to employee termination benefits. In addition, we incurred $2.0 million in other costs relating directly to this restructuring plan during fiscal year 2007. These costs were comprised of a $0.7 million non-cash charge for accelerated depreciation of assets to be disposed upon the closure of facilities as well as $0.8 million in employee retention costs and $0.5 million in other facility-related costs, both of which will be settled in cash. Since the inception of this plan, we have recorded $2.3 million in related restructuring expense and $2.0 million of other related costs.

Upon its completion, the plan is expected to result in certain operational improvements and efficiencies, which we anticipate will result in a reduction of our overall cost structure and annual operating expenses. We currently estimate the annual cost savings to be achieved following completion of this plan to be between $3.0 million and $5.0 million per year. These estimated cost savings, which are not expected to be realized until the plan is substantially completed in the first half of fiscal year 2009, are expected to impact cost of sales, selling, general and administrative expenses and research and development. Some of these cost savings have been and will continue to be reinvested in other parts of our business, for example, as part of our continued emphasis on information rich detection and consumable products. In addition, unrelated cost increases in other areas of our operations have and could in the future offset some or all of these cost savings. Although it is difficult to quantify with any precision our actual cost savings to date from these activities, many of which are still ongoing, we currently believe that the ultimate savings realized will not differ materially from these estimates.

Interest Income.    The increase in interest income was primarily due to higher average invested cash balances and higher rates of interest on those balances during fiscal year 2007 compared to fiscal year 2006.

Income Tax Expense.    The effective income tax rate was 34.3% for fiscal year 2007, compared to 32.9% for fiscal year 2006. The lower effective income tax rate in fiscal year 2006 was primarily due to a net reduction of $1.8 million in tax reserves resulting from the positive outcome of tax uncertainties during that period, partially offset by the negative impact of a $0.8 million non-deductible in-process research and development charge recorded during the same period.

We currently expect our effective income tax rate to be between 34.5% and 35.5% for the full fiscal year 2008.

Net Earnings.    Net earnings for fiscal year 2007 reflect the impact of $9.8 million in share-based compensation expense, $7.9 million in acquisition-related intangible amortization, $4.3 million in restructuring and other related costs and $1.3 million in amortization related to inventory written up in connection with recent acquisitions. Net earnings for fiscal year 2006 reflect the impact of $8.7 million in share-based compensation expense, $8.3 million in acquisition-related intangible amortization, $4.3 million in amortization related to inventory written up in connection with recent acquisitions, $0.2 million in restructuring and other related costs and an in-process research and development charge of $0.8 million. Excluding the impact of these items, the increase in net earnings in fiscal year 2007 resulted primarily from higher sales volume and lower selling, general and administrative expenses as a percentage of sales.

Fiscal Year 2006 Compared to Fiscal Year 2005

Sale of Electronics Manufacturing Business and Discontinued Operations.    During the second quarter of fiscal year 2005, we sold the business formerly operated as our Electronics Manufacturing segment to Jabil Circuit, Inc. In connection with the sale, we determined that this business should be accounted for as discontinued operations in accordance with accounting principles generally accepted in the United States. Consequently, the results of operations of the Electronics Manufacturing business have been excluded from our results from continuing operations for fiscal year 2005 and have instead been presented on a discontinued operations basis. Earnings from discontinued operations are discussed separately below.

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

Scientific Instruments.    The increase in Scientific Instruments sales was primarily attributable to higher sales volume of magnetic resonance (“MR”) imaging systems, mass spectrometers and other analytical instruments for industrial applications and, to a lesser extent, life science applications. Sales into the environmental, energy and mining industries were particularly strong in fiscal year 2006. The increase was partially offset by lower sales of high-field NMR systems. Scientific Instruments revenues for fiscal year 2005 do not include sales from Polymer Labs, which was acquired in November 2005 and generated revenue of approximately $24 million during the twelve months ended September 30, 2005.

Scientific Instruments operating earnings for fiscal year 2006 reflect an in-process research and development charge of $0.8 million, acquisition-related intangible amortization of $8.3 million, restructuring and other related costs of $0.2 million (see Restructuring Activities below) and amortization of $4.3 million related to inventory written up in connection with the acquisitions of Magnex, Polymer Labs and IonSpec. In addition, operating earnings for fiscal year 2006 include the impact of share-based compensation expense of $3.5 million as a result of our adoption of Statement of Financial Accounting Standards No. (“SFAS”) 123(R), Share-Based Payment, during the first quarter of fiscal year 2006. In comparison, Scientific Instruments operating earnings for fiscal year 2005 reflect an in-process research and development charge of $0.7 million, acquisition-related intangible amortization of $6.5 million, restructuring and other related costs of $6.5 million and amortization of $4.3 million related to inventory written up in connection with the Magnex acquisition. Excluding the impact of these items, the increase in operating earnings as a percentage of sales resulted primarily from sales volume leverage and a mix shift toward higher-margin products (including mass spectrometers and MR imaging systems) and away from lower-margin high-field NMR systems.

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

Sales by geographic region in fiscal years 2006 and 2005 were as follows:

	Fiscal Year Ended
	September 29, 2006		September 30, 2005		Increase (Decrease)
	$	% of Sales	$	% of Sales	$	%
(dollars in millions)
Sales by Geographic Region:
North America	$325.5	39.0%	$316.3	40.9%	$9.2	2.9%
Europe	309.6	37.1	288.9	37.4	20.7	7.2
Asia Pacific	163.6	19.6	137.0	17.7	26.6	19.5
Latin America	36.0	4.3	30.6	4.0	5.4	17.6

Total company	$834.7	100.0%	$772.8	100.0%	$61.9	10.3%

The increase in sales into the rest of the world was primarily the result of higher sales of MR imaging systems, mass spectrometers and turbomolecular pumps. Excluding the impact of the Polymer Labs acquisition, sales into North America were flat and sales into Europe were approximately 2% higher during fiscal year 2006.

Gross Profit.    Gross profit for fiscal year 2006 reflects the impact of $5.1 million in amortization expense relating to acquisition-related intangible assets, $4.3 million in amortization expense related to inventory written up in connection with the Magnex, Polymer Labs and IonSpec acquisitions and share-based compensation expense of $0.4 million. In comparison, gross profit for fiscal year 2005 reflects the impact of $3.9 million in amortization expense relating to acquisition-related intangible assets and $4.3 million in amortization expense related to inventory written up in connection with the Magnex acquisition. Excluding the impact of these items, gross profit as a percentage of sales increased primarily as a result of sales volume leverage, a mix shift towards higher margin products including mass spectrometers, MR imaging systems and turbomolecular pumps and away from lower-margin high-field NMR systems. In addition, reduced costs resulting from the consolidation of and process improvements in the pump exchange operations in our Vacuum Technologies segment positively impacted the gross margin percentage by approximately 10-20 basis points.

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

We incurred $0.2 million in other costs relating directly to this restructuring plan during fiscal year 2006. This amount was comprised of employee relocation and retention costs, which were settled in cash. From the inception of this plan through September 29, 2006, we recorded $1.8 million in related restructuring expense and $0.7 million of other related costs.

During the third quarter of fiscal year 2005, we committed to a separate plan to reorganize, consolidate and eliminate certain activities. This plan was undertaken due to the divestiture of our Electronics Manufacturing Business, the result of which was that we had lower revenues and reduced infrastructure requirements after the divestiture. We determined that this required us to adjust our organization and reduce our cost structure. Costs relating to restructuring activities recorded under this plan were included in selling, general and administrative expenses.

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

The measures described above resulted in the elimination of a total of approximately 70 employee positions, of which approximately 45 were in North America and approximately 20 were in Europe. The costs associated with this plan consisted of one-time termination benefits and other related costs for employees in the Corporate organization and the Scientific Instruments segment whose positions were eliminated.

The following table sets forth changes in our restructuring liability during fiscal year 2006 in connection with this plan:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at September 30, 2005	$844	$—	$844

Charges to expense	38	—	38
Cash payments	(681)	—	(681)
Foreign currency impacts and other adjustments	2	—	2

Balance at September 29, 2006	$203	$—	$203

From the inception of this plan through September 29, 2006, we recorded $3.5 million in related restructuring expense and $0.4 million of other related costs.

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

The non-cash portion of restructuring costs recorded in connection with these restructuring actions was not significant, either in the aggregate or for any single fiscal period. From the inception of this plan through September 29, 2006, we recorded $7.8 million in related restructuring expense and $2.3 million in other related costs.

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

Income Taxes.    We are subject to income taxes in the U.S. and numerous jurisdictions outside of the U.S. Significant judgment is required in evaluating our tax positions and determining our income tax expense. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We establish reserves for tax-related uncertainties based on our best estimates of whether and the extent to which, additional taxes and interest will be due. These reserves are established when, despite our belief that our tax return positions are fully supportable, we believe that certain positions are likely to be challenged and may not be sustained on review by tax authorities. These reserves are adjusted in light of changing facts and circumstances. Our income tax expense includes the impact of reserve provisions and changes to reserves that are considered appropriate. Should the ultimate resolution of any tax-related uncertainties (including any which may be currently unidentified) differ from our current expectations, charges against or credits to our income tax reserves and expense will become necessary.

Liquidity and Capital Resources

We generated $99.9 million of cash from operating activities in fiscal year 2007, compared to $79.3 million generated in fiscal year 2006. The increase in cash from operating activities was primarily driven by higher net earnings in fiscal year 2007 compared to fiscal year 2006. The increase was also attributable to a relative increase of $1.9 million in cash from changes in assets and liabilities (excluding the effect of acquisitions).

The relative increase in cash from changes in assets and liabilities was primarily due to relative increases in cash from accounts receivable ($14.5 million), inventories ($7.7 million) and other liabilities ($13.8 million). The relative increase from accounts receivable was primarily due to improved collections in fiscal year 2007. The relative increase from inventories was primarily due to a greater increase in inventories in the prior year as a result of our transition to internally sourced magnets for our magnet-based products and the timing of new product launches. The relative increase from other liabilities was primarily due to an increase in our long-term liabilities relating to certain defined benefit postretirement plans. The increase in cash flows from operations attributable to the foregoing factors was partially offset by relative decreases in accounts payable ($14.7 million), accrued liabilities ($7.5 million) and prepaid expenses and other current assets ($5.6 million) during fiscal year 2007. The relative decrease from accounts payable was primarily due to a reduction in payables relating to OEM magnets for our magnet-based products due to our transition to internally sourced magnets, which was substantially completed in the first half of fiscal year 2007, and the timing of other vendor payments. The relative decrease from accrued liabilities was due to the higher conversion of customer advances on magnet-based products during fiscal year 2007. The relative decrease from prepaid expenses and other current assets was primarily attributable to a reduction in deposits made for OEM magnets for our magnet-based products, also as a result of our transition to internally sourced magnets.

We used $24.5 million of cash for investing activities in fiscal year 2007, compared to $93.0 million used for investing activities in fiscal year 2006. The decrease in cash used for investing activities in fiscal year 2007 was primarily the result of lower acquisition-related payments. During fiscal year 2007, acquisition-related payments totaled $7.1 million and consisted of amounts previously retained to secure sellers’ indemnification obligations and contingent consideration payments related to acquisitions made in prior periods. During fiscal year 2006, acquisition-related payments totaled $72.9 million and included $44.3 million and $17.2 million for the acquisitions of Polymer Labs and IonSpec, respectively, and $11.4 million for contingent consideration payments relating to acquisitions made in prior years.

We used $48.9 million of cash for financing activities in fiscal year 2007, compared to $24.4 million used for financing activities in fiscal year 2006. The increase in cash used for financing activities was primarily due to higher expenditures to repurchase and retire common stock (such expenditures were made in both periods as a result of a continued effort to utilize excess cash to reduce the number of outstanding common shares).

We maintain relationships with banks in many countries from whom we sometimes obtain bank guarantees and short-term standby letters of credit. These guarantees and letters of credit relate primarily to advance payments and deposits made to our subsidiaries by customers for which separate liabilities are recorded in the consolidated financial statements. As of September 28, 2007, a total of $13.9 million of these bank guarantees and letters of credit were outstanding. No amounts had been drawn by beneficiaries under these or any other outstanding guarantees or letters of credit as of that date.

As of September 28, 2007, we had a $25.0 million term loan outstanding with a U.S. financial institution, compared to $27.5 million at September 29, 2006. As of September 28, 2007, the fixed interest rate on the term loan was 6.7%. As of September 29, 2006, fixed interest rates on the term loan ranged from 6.7% to 7.2% with a weighted average of 6.8%. The term loan contains certain covenants that limit future borrowings and the payment of cash dividends and require the maintenance of certain levels of working capital and operating results. We were in compliance with all restrictive covenants of the term loan agreement at September 28, 2007.

In connection with the IonSpec acquisition, we have accrued but not yet paid a portion of the purchase price that has been retained to secure the sellers’ indemnification obligations. As of September 28, 2007, retained amounts for the IonSpec acquisition totaled $0.7 million, which is due to be paid (net of any indemnification claims) in February 2008.

As of September 28, 2007, up to a maximum of $37.2 million could be payable through February 2009 under contingent consideration arrangements relating to acquired businesses. Amounts subject to these arrangements can be earned over the respective measurement period, depending on the performance of the acquired business relative to certain financial targets.

The following table summarizes key terms of outstanding contingent consideration arrangements as of September 28, 2007:

Acquired business	Remaining amount available (maximum)	Measurement period	Measurement period end date
IonSpec	$14.0 million	3 years	February 2009
Magnex	$4.0 million	3 years	November 2007
Polymer Labs	$19.2 million	3 years	November 2008

The Distribution Agreement provides that we are responsible for certain litigation to which VAI was a party and further provides that we will indemnify VMS and VSEA for one-third of the costs, expenses and other liabilities relating to certain discontinued, former and corporate operations of VAI, including certain environmental liabilities (see under Item 1A—Risk Factors—Environmental Matters and —Governmental Regulations).

We had no material cancelable or non-cancelable commitments for capital expenditures as of September 28, 2007. In the aggregate, we currently anticipate that our capital expenditures will be about 3.5% of sales in fiscal year 2008.

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

In January 2007, our Board of Directors approved a new stock repurchase program under which we are authorized to utilize up to $100 million to repurchase shares of our common stock. This repurchase program is effective until December 31, 2008. During fiscal year 2007, we repurchased and retired 862,000 shares at an aggregate cost of $49.6 million. As of September 28, 2007, we had remaining authorization to repurchase $50.4 million of our common stock under this program.

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

Contractual Obligations and Other Commercial Commitments

The following table summarizes the amount and estimated timing of future cash expenditures relating to principal payments on outstanding long-term debt, minimum rentals due for certain facilities and other leased assets under long-term, non-cancelable operating leases and other long-term liabilities as of September 28, 2007:

	Fiscal Years
	2008	2009	2010	2011	2012	Thereafter	Total
(in thousands)
Operating leases	$8,536	$6,103	$4,018	$2,249	$1,901	$5,613	$28,420
Long-term debt (including current portion)	6,250	—	6,250	—	6,250	6,250	25,000
Other long-term liabilities	1,334	4,849	3,499	3,629	3,464	27,583	44,358

Total	$16,120	$10,952	$13,767	$5,878	$11,615	$39,446	$97,778

In addition to the non-cancelable contractual obligations included in the above table, we had cancelable commitments to purchase certain superconducting magnets intended for use with NMR systems totaling approximately $3.2 million, net of deposits paid, as of September 28, 2007. Subsequent to that date, these commitments were canceled.

As of September 28, 2007, we did not have any off-balance sheet commercial commitments that could result in a significant cash outflow upon the occurrence of some contingent event, except for contingent payments of up to a maximum of $37.2 million related to acquisitions as discussed under Liquidity and Capital Resources above, the specific amounts of which are not currently determinable.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. (“SAB”) 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related disclosures using both the rollover and the iron curtain approach. The rollover approach quantifies misstatements based on the amount of the error originating in the current year income statement. The iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year of origin. Adjustment of financial statements would be required if either approach resulted in a material misstatement. SAB 108 applies to annual financial statements for fiscal years ending after November 15, 2006. Our adoption of SAB 108 in the fourth quarter of fiscal year 2007 did not have a material impact on our financial condition or results of operations.

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

Item 7A . Quantitative and Qualitative Disclosures About Market Risk

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

At September 28, 2007, there were no outstanding forward contracts designated as cash flow hedges of forecasted transactions. During the fiscal year ended September 28, 2007, no foreign exchange gains or losses from cash flow hedge ineffectiveness were recognized.

Our foreign exchange forward contracts generally range from one to 12 months in original maturity. A summary of all foreign exchange forward contracts that were outstanding as of September 28, 2007 follows:

	Notional Value Sold	Notional Value Purchased
(in thousands)
Euro	$—	$97,956
Australian dollar	—	37,100
Japanese yen	4,148	—
Canadian dollar	3,596	—
British pound	—	2,102
Danish krone	1,180	—

Total	$8,924	$137,158

Interest Rate Risk.    We have no material exposure to market risk for changes in interest rates. We invest any excess cash primarily in short-term U.S. Treasury securities and money market funds, and changes in interest rates would not be material to our financial condition or results of operations. We enter into debt obligations principally to support general corporate purposes, including working capital requirements, capital expenditures and acquisitions. At September 28, 2007, our debt obligations had fixed interest rates.

Based upon rates currently available to us for debt with similar terms and remaining maturities, the carrying amount of long-term debt approximates the estimated fair value.

Although payments under certain operating leases for our facilities are tied to market indices, we are not exposed to material interest rate risk associated with our operating leases.

Debt Obligations.

Principal Amounts and Related Weighted-Average Interest Rates By Year of Maturity

	Fiscal Years
	2008	2009	2010	2011	2012	Thereafter	Total
(dollars in thousands)
Long-term debt (including current portion)	$6,250	$—	$6,250	$—	$6,250	$6,250	$25,000
Average interest rate	6.7%	—%	6.7%	—%	6.7%	6.7%	6.7%

Defined Benefit Retirement Plans.    Most of our retirement plans, including all U.S.-based plans, are defined contribution plans. However, we also provide defined benefit pension plans in certain countries outside of the U.S. Our obligations under these defined benefit plans will ultimately be settled in the future and are therefore subject to estimation. Defined benefit pension accounting under SFAS 87, Employers’ Accounting for Pensions, as amended, is intended to reflect the recognition of future benefit costs over the employees’ estimated service periods based on the terms of the pension plans and the investment and funding decisions made by us.

For our defined benefit pension plans, we make assumptions regarding several variables including the expected long-term rate of return on plan assets and the discount rate in order to determine defined benefit pension plan expense for the year. This expense is referred to as “net periodic pension cost.” We assess the expected long-term rate of return on plan assets and discount rate assumption for each defined benefit plan based on relevant market conditions as prescribed by SFAS 87 and make adjustments to the assumptions as appropriate. On an annual basis, we analyze the rates of return on plan assets and discount rates used and determine that these rates are reasonable. For rates of return, this analysis is based on a review of the nature of the underlying assets, the allocation of those assets and their historical performance relative to the overall markets in the countries where the related plans are effective. Historically, our assumed asset allocations have not varied significantly from the actual allocations. Discount rates are based on the prevailing market long-term interest rates in the countries where the related plans are effective. As of September 28, 2007, the estimated long-term rate of return on our defined benefit pension plan assets ranged from 0.5% to 7.1% (weighted-average of 5.9%), and the assumed discount rate for our defined benefit pension plan obligations ranged from 2.0% to 5.7% (weighted-average of 5.5%).

If any of these assumptions were to change, our net periodic pension cost would also change. We incurred net periodic pension cost relating to our defined benefit pension plans of $2.3 million in fiscal year 2007, $2.3 million in fiscal year 2006 and $1.6 million in fiscal year 2005 (excluding a settlement loss), and expect our net periodic pension cost to be approximately $1.7 million in fiscal year 2008. A one percent decrease in the weighted-average estimated return on plan assets or assumed discount rate would increase our net periodic pension cost for fiscal year 2008 by $1.1 million or $0.4 million, respectively. As of September 28, 2007, our projected benefit obligation relating to defined benefit pension plans was $53.3 million. A one percent decrease in the weighted-average estimated discount rate would increase this obligation by $11.0 million.

Item 8. Financial Statements and Supplementary Data

The response to this Item is submitted as a separate section to this Report. See Item 15—Exhibits, Financial Statement Schedules.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure controls and procedures.    Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our Chief Executive Officer and the Chief Financial Officer have concluded that as of the end of the period covered by this Annual Report on Form 10-K (September 28, 2007), our disclosure controls and procedures were effective.

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

Management’s annual report on internal control over financial reporting.    Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our management (including the Chief Executive Officer and the Chief Financial Officer) evaluated the effectiveness of our internal control over financial reporting as of September 28, 2007 based on the framework defined in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of September 28, 2007.

Attestation report of independent registered public accounting firm.    PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of September 28, 2007, as stated in their attestation report included on page F-2 of this Annual Report on Form 10-K.

Changes in internal control over financial reporting.    During the fourth fiscal quarter, we implemented SAP software (for accounting and enterprise management purposes) at one of our locations in the United Kingdom. Except for the aforementioned change, there was no other change in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item with respect to our executive officers is incorporated herein by reference from the corresponding information contained in Item 1 of Part I of this Report under the heading Executive Officers.

The information required by this Item with respect to our directors and nominees for director is incorporated herein by reference from the corresponding information provided under the heading Proposal One—Election of Directors in our Proxy Statement.

The information required by this Item with respect to our audit committee financial expert is incorporated herein by reference from the corresponding information provided under the heading Meetings and Committees of the Board—Audit Committee in our Proxy Statement.

The information required by Item 405 of Regulation S-K is incorporated herein by reference from the corresponding information provided under the heading Section 16(a) Beneficial Ownership Reporting Compliance in our Proxy Statement.

Our Corporate Governance Guidelines and the charters of the Audit Committee, Compensation Committee, Nominating and Governance Committee and Stock Committee of our Board of Directors are available at our main Internet website, at http://www.varianinc.com, and can be accessed by clicking on “Investors” and then on “Corporate Governance”. Upon request, we will provide to any person, at no charge, a copy of any of these materials. Such a request must be made in writing to our Secretary, at Varian, Inc., 3120 Hansen Way, Palo Alto, CA 94304.

We have adopted a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer and Controller. This code of ethics, which is included in our Code of Business Conduct and Ethics that applies to all officers, directors and employees, is posted on our website. The Code of Business Conduct and Ethics may be found as follows:

1.	From our main website, click on “Investors.”

2.	Next, click on “Corporate Governance.”

3.	Finally, click on “Code of Business Conduct and Ethics.”

We intend to satisfy the disclosure requirement under Item 10 of Form 8-K, regarding any amendment to, or waiver from, a provision of this Code of Business Conduct and Ethics with respect to directors and executive officers, by posting such information on our website, at the address and location specified above.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference from the corresponding information provided under the headings Executive Compensation Information and Compensation Committee Report in our Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Mat ters

The information required by this Item is incorporated herein by reference from the corresponding information provided under the heading Stock Ownership of Certain Beneficial Owners—Equity Compensation Plan Information and Proposal Three—Approval of Amended and Restated Omnibus Stock Plan in our Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference from the corresponding information provided under the headings Board Structure and Nominees and Related Party Transactions in our Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by this Item with respect to our principal accounting firm is incorporated herein by reference from the corresponding information provided under the heading Proposal Two—Ratification of Appointment of Independent Registered Public Accounting Firm in our Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	(1) Consolidated Financial Statements: (see Index on page F-1 of this Report)

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Statement of Earnings for fiscal years 2007, 2006 and 2005

•	Consolidated Balance Sheet at fiscal year end 2007 and 2006

•	Consolidated Statement of Stockholders’ Equity and Comprehensive Income for fiscal years 2007, 2006 and 2005

•	Consolidated Statement of Cash Flows for fiscal years 2007, 2006 and 2005

•	Notes to the Consolidated Financial Statements

(2)	Consolidated Financial Statement Schedule: (see Index on page F-1 of this Report)

The following Financial Statement Schedule for fiscal years 2007, 2006 and 2005 is filed as a part of this Report and should be read in conjunction with our Consolidated Financial Statements.

Schedule
II	Valuation and Qualifying Accounts.

All other required schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the Consolidated Financial Statements or the Notes thereto.

(3)	Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date Filed	Exhibit Number(s)	Filed Herewith
2.1	Amended and Restated Distribution Agreement, dated as of January 14, 1999, among Varian Associates, Inc., Varian Semiconductor Equipment Associates, Inc. and Varian, Inc.	10-Q	May 17, 1999	2.1

3.1	Restated Certificate of Incorporation of Varian, Inc.	10-Q	May 17, 1999	3.1, 3.2

3.2	By-Laws of Varian, Inc.	10-Q	May 17, 1999	3.3

4.1	Specimen Common Stock Certificate.	10/A	March 8, 1999	4.1

4.2	Rights Agreement, dated as of February 18, 1999, between Varian, Inc. and First Chicago Trust Company of New York.	10/A	March 8, 1999	4.2

4.3	First Amendment to Rights Agreement, dated as of November 2, 2001, between Varian, Inc. and First Chicago Trust Company of New York.	8-A/A	November 21, 2001	2

4.4	Second Amendment to Rights Agreement, dated as of May 12, 2004, between Varian, Inc. and EquiServe Trust Company, N.A.	10-Q	May 17, 2004	4.4

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date Filed	Exhibit Number(s)	Filed Herewith
10.1	Intellectual Property Agreement, dated as of April 2, 1999, among Varian Associates, Inc., Varian Semiconductor Equipment Associates, Inc. and Varian, Inc.	10-Q	May 17, 1999	10.2

10.2	Varian, Inc. Amended and Restated Note Purchase and Private Shelf Agreement and Assumption dated as of April 2, 1999.	10-Q	May 17, 1999	10.6

10.3	Asset Purchase Agreement, dated as of February 4, 2005, between Varian, Inc. and Jabil Circuit, Inc.	8-K	March 17, 2005	2.1

10.4	Form of Indemnity Agreement between Varian, Inc. and its Directors and Officers.	10-K	December 9, 2004	10.5

10.5*	Varian, Inc. Omnibus Stock Plan, as amended and restated as of December 2, 2004.	10-Q	February 8, 2005	10.6

10.6*	Varian, Inc. Management Incentive Plan, as amended and restated as of November 8, 2007.	8-K	November 13, 2007	10.9

10.7*	Varian, Inc. Supplemental Retirement Plan, as amended and restated as of November 8, 2007.	8-K	November 13, 2007	10.10

10.8*	Varian, Inc. Employee Stock Purchase Plan.	10-Q	May 10, 2000	10.1

10.9*	Form of Nonqualified Stock Option Agreement between Varian, Inc. and Executive Officers (used beginning April 2, 1999 and prior to November 10, 2003).	10-K	December 7, 2006	10.9

10.10*	Form of Nonqualified Stock Option Agreement between Varian, Inc. and Executive Officers (used beginning November 10, 2003 and prior to November 11, 2004).	10-K	December 7, 2006	10.10

10.11*	Form of Nonqualified Stock Option Agreement between Varian, Inc. and Executive Officers (used beginning November 11, 2004 and prior to December 4, 2006).	10-K	December 7, 2006	10.11

10.12*	Form of Nonqualified Stock Option Agreement between Varian, Inc. and Executive Officers (used beginning December 4, 2006 and prior to November 8, 2007).	10-K	December 7, 2006	10.12

10.13*	Form of Nonqualified Stock Option Agreement between Varian, Inc. and Executive Officers (used beginning November 8, 2007).	8-K	November 13, 2007	10.3

10.14*	Form of Nonqualified Stock Option Agreement between Varian, Inc. and Non-Employee Directors.	10-K	December 9, 2004	10.12

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date Filed	Exhibit Number(s)	Filed Herewith
10.15*	Form of Restricted Stock Agreement between Varian, Inc. and Executive Officers (used prior to December 4, 2006).	10-K	December 7, 2006	10.14

10.16*	Form of Restricted Stock Agreement between Varian, Inc. and Executive Officers (used beginning December 4, 2006 and prior to November 8, 2007).	10-K	December 7, 2006	10.15

10.17*	Form of Restricted Stock Agreement between Varian, Inc. and Executive Officers (used beginning November 8, 2007).	8-K	November 13, 2007	10.2

10.18*	Form of Performance Share Agreement between Varian, Inc. and Executive Officers (used beginning November 8, 2007).	8-K	November 13, 2007	10.1

10.19*	Form of Stock Unit Agreement between Varian, Inc. and Non-Employee Directors.	10-Q	February 8, 2005	10.23

10.20*	Change in Control Agreement, as amended and restated as of November 8, 2007, between Varian, Inc. and Garry W. Rogerson.	8-K	November 13, 2007	10.4

10.21*	Change in Control Agreement, as amended and restated as of November 8, 2007, between Varian, Inc. and G. Edward McClammy.	8-K	November 13, 2007	10.5

10.22*	Change in Control Agreement, as amended and restated as of November 8, 2007, between Varian, Inc. and Martin O’Donoghue.	8-K	November 13, 2007	10.6

10.23*	Change in Control Agreement, as amended and restated as of November 8, 2007, between Varian, Inc. and Sergio Piras.	8-K	November 13, 2007	10.7

10.24*	Change in Control Agreement, as amended and restated as of November 8, 2007, between Varian, Inc. and Arthur W. Homan.	8-K	November 13, 2007	10.8

10.25*	Change in Control Agreement, as amended and restated as of November 8, 2007, between Varian, Inc. and Sean M. Wirtjes.				X

10.26*	Description of Compensatory Arrangements between Varian, Inc. and Non-Employee Directors.	10-K	December 7, 2006	10.23

10.27*	Description of Certain Compensatory Arrangements between Varian, Inc. and Executive Officers.				X

18.1	Preferability letter regarding inventory accounting principle change.	10-K	December 7, 2000	18.1

21	Subsidiaries of the Registrant.				X

23	Consent of Independent Registered Public Accounting Firm.				X

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date Filed	Exhibit Number(s)	Filed Herewith
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VARIAN, INC. (Registrant)

Dated: November 21, 2007	By:	/s/ G. EDWARD MCCLAMMY
G. Edward McClammy Senior Vice President, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GARRY W. ROGERSON Garry W. Rogerson	President and Chief Executive Officer (Principal Executive Officer)	November 21, 2007

/s/ G. EDWARD MCCLAMMY G. Edward McClammy	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	November 21, 2007

/s/ SEAN M. WIRTJES Sean M. Wirtjes	Vice President and Controller (Principal Accounting Officer)	November 21, 2007

/s/ ALLEN J. LAUER Allen J. Lauer	Chairman of the Board	November 21, 2007

/s/ RICHARD U. DE SCHUTTER Richard U. De Schutter	Director	November 21, 2007

/s/ JOHN G. MCDONALD John G. McDonald	Director	November 21, 2007

/s/ WAYNE R. MOON Wayne R. Moon	Director	November 21, 2007

/s/ ELIZABETH E. TALLETT Elizabeth E. Tallett	Director	November 21, 2007

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date Filed	Exhibit Number(s)	Filed Herewith
2.1	Amended and Restated Distribution Agreement, dated as of January 14, 1999, among Varian Associates, Inc., Varian Semiconductor Equipment Associates, Inc. and Varian, Inc.	10-Q	May 17, 1999	2.1

3.1	Restated Certificate of Incorporation of Varian, Inc.	10-Q	May 17, 1999	3.1, 3.2

3.2	By-Laws of Varian, Inc.	10-Q	May 17, 1999	3.3

4.1	Specimen Common Stock Certificate.	10/A	March 8, 1999	4.1

4.2	Rights Agreement, dated as of February 18, 1999, between Varian, Inc. and First Chicago Trust Company of New York.	10/A	March 8, 1999	4.2

4.3	First Amendment to Rights Agreement, dated as of November 2, 2001, between Varian, Inc. and First Chicago Trust Company of New York.	8-A/A	November 21, 2001	2

4.4	Second Amendment to Rights Agreement, dated as of May 12, 2004, between Varian, Inc. and EquiServe Trust Company, N.A.	10-Q	May 17, 2004	4.4

10.1	Intellectual Property Agreement, dated as of April 2, 1999, among Varian Associates, Inc., Varian Semiconductor Equipment Associates, Inc. and Varian, Inc.	10-Q	May 17, 1999	10.2

10.2	Varian, Inc. Amended and Restated Note Purchase and Private Shelf Agreement and Assumption dated as of April 2, 1999.	10-Q	May 17, 1999	10.6

10.3	Asset Purchase Agreement, dated as of February 4, 2005, between Varian, Inc. and Jabil Circuit, Inc.	8-K	March 17, 2005	2.1

10.4	Form of Indemnity Agreement between Varian, Inc. and its Directors and Officers.	10-K	December 9, 2004	10.5

10.5*	Varian, Inc. Omnibus Stock Plan, as amended and restated as of December 2, 2004.	10-Q	February 8, 2005	10.6

10.6*	Varian, Inc. Management Incentive Plan, as amended and restated as of November 8, 2007.	8-K	November 13, 2007	10.9

10.7*	Varian, Inc. Supplemental Retirement Plan, as amended and restated as of November 8, 2007.	8-K	November 13, 2007	10.10

10.8*	Varian, Inc. Employee Stock Purchase Plan.	10-Q	May 10, 2000	10.1

10.9*	Form of Nonqualified Stock Option Agreement between Varian, Inc. and Executive Officers (used beginning April 2, 1999 and prior to November 10, 2003).	10-K	December 7, 2006	10.9

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date Filed	Exhibit Number(s)	Filed Herewith
10.10*	Form of Nonqualified Stock Option Agreement between Varian, Inc. and Executive Officers (used beginning November 10, 2003 and prior to November 11, 2004).	10-K	December 7, 2006	10.10

10.11*	Form of Nonqualified Stock Option Agreement between Varian, Inc. and Executive Officers (used beginning November 11, 2004 and prior to December 4, 2006).	10-K	December 7, 2006	10.11

10.12*	Form of Nonqualified Stock Option Agreement between Varian, Inc. and Executive Officers (used beginning December 4, 2006 and prior to November 8, 2007).	10-K	December 7, 2006	10.12

10.13*	Form of Nonqualified Stock Option Agreement between Varian, Inc. and Non-Employee Directors (used beginning November 8, 2007).	8-K	November 13, 2007	10.3

10.14*	Form of Nonqualified Stock Option Agreement between Varian, Inc. and Non-Employee Directors.	10-K	December 9, 2004	10.12

10.15*	Form of Restricted Stock Agreement between Varian, Inc. and Executive Officers (used prior to December 4, 2006).	10-K	December 7, 2006	10.14

10.16*	Form of Restricted Stock Agreement between Varian, Inc. and Executive Officers (used beginning December 4, 2006 and prior to November 8, 2007).	10-K	December 7, 2006	10.15

10.17*	Form of Restricted Stock Agreement between Varian, Inc. and Executive Officers (used beginning November 8, 2007).	8-K	November 13, 2007	10.2

10.18*	Form of Performance Share Agreement between Varian, Inc. and Executive Officers (used beginning November 8, 2007).	8-K	November 13, 2007	10.1

10.19*	Form of Stock Unit Agreement between Varian, Inc. and Non-Employee Directors.	10-Q	February 8, 2005	10.23

10.20*	Change in Control Agreement, as amended and restated as of November 8, 2007, between Varian, Inc. and Garry W. Rogerson.	8-K	November 13, 2007	10.4

10.21*	Change in Control Agreement, as amended and restated as of November 8, 2007, between Varian, Inc. and G. Edward McClammy.	8-K	November 13, 2007	10.5

10.22*	Change in Control Agreement, as amended and restated as of November 8, 2007, between Varian, Inc. and Martin O’Donoghue.	8-K	November 13, 2007	10.6

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date Filed	Exhibit Number(s)	Filed Herewith
10.23*	Change in Control Agreement, as amended and restated as of November 8, 2007, between Varian, Inc. and Sergio Piras.	8-K	November 13, 2007	10.7

10.24*	Change in Control Agreement, as amended and restated as of November 8, 2007, between Varian, Inc. and Arthur W. Homan.	8-K	November 13, 2007	10.8

10.25*	Change in Control Agreement, as amended and restated as of November 8, 2007, between Varian, Inc. and Sean M. Wirtjes.				X

10.26*	Description of Compensatory Arrangements between Varian, Inc. and Non-Employee Directors.	10-K	December 7, 2006	10.23

10.27*	Description of Certain Compensatory Arrangements between Varian, Inc. and Executive Officers.				X

18.1	Preferability letter regarding inventory accounting principle change.	10-K	December 7, 2000	18.1

21	Subsidiaries of the Registrant.				X

23	Consent of Independent Registered Public Accounting Firm.				X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

VARIAN, INC. AND SUBSIDIARY COMPANIES

ANNUAL REPORT ON FORM 10-K

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

The following Consolidated Financial Statements of the Registrant and its subsidiaries are required to be included in Item 8:

The following Consolidated Financial Statement Schedule of the Registrant and its subsidiaries for fiscal years 2007, 2006 and 2005 is filed as a part of this Report as required to be included in Item 15(a) and should be read in conjunction with the Consolidated Financial Statements of the Registrant and its subsidiaries:

Schedule		Page
II	Valuation and Qualifying Accounts	F-36

All other required schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the Consolidated Financial Statements or the Notes thereto.

VARIAN, INC. AND SUBSIDIARY COMPANIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Varian, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Varian, Inc. and its subsidiaries at September 28, 2007 and September 29, 2006, and the results of their operations and their cash flows for each of the three years in the period ended September 28, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 28, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Item 9A. Management’s annual report on internal control over financial reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP

San Jose, California

November 20, 2007

VARIAN, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF EARNINGS

(In thousands, except per share amounts)

	Fiscal Year Ended
	Sept. 28, 2007	Sept. 29, 2006	Sept. 30, 2005
Sales
Products	$796,983	$720,689	$666,018
Services	123,615	114,016	106,777

Total sales	920,598	834,705	772,795

Cost of sales
Products	435,397	398,465	378,907
Services	69,724	61,891	57,229

Total cost of sales	505,121	460,356	436,136

Gross profit	415,477	374,349	336,659
Operating expenses
Selling, general and administrative	257,754	241,049	221,776
Research and development	65,169	59,730	53,942
Purchased in-process research and development	—	756	700

Total operating expenses	322,923	301,535	276,418

Operating earnings	92,554	72,814	60,241
Interest income (expense)
Interest income	6,152	4,022	5,416
Interest expense	(1,878)	(2,172)	(2,204)

Total interest income, net	4,274	1,850	3,212

Earnings from continuing operations before income taxes	96,828	74,664	63,453
Income tax expense	33,212	24,595	16,766

Earnings from continuing operations	63,616	50,069	46,687

Discontinued operations (Note 3)
Earnings from operations of disposed Electronics Manufacturing business, net of taxes	—	—	5,385
Gain on sale of Electronics Manufacturing business, net of taxes	—	—	73,885

Earnings from discontinued operations	—	—	79,270

Net earnings	$63,616	$50,069	$125,957

Net earnings per basic share:
Continuing operations	$2.09	$1.62	$1.39
Discontinued operations	—	—	2.35

Net earnings	$2.09	$1.62	$3.74

Net earnings per diluted share:
Continuing operations	$2.05	$1.59	$1.36
Discontinued operations	—	—	2.31

Net earnings	$2.05	$1.59	$3.67

Shares used in per share calculations:
Basic	30,457	30,929	33,673

Diluted	31,004	31,424	34,355

See accompanying Notes to the Consolidated Financial Statements.

VARIAN, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEET

(In thousands, except par value amounts)

	Fiscal Year End
	Sept. 28, 2007	Sept. 29, 2006
ASSETS

Current assets
Cash and cash equivalents	$196,396	$154,155
Accounts receivable, net	187,429	177,037
Inventories	140,533	133,662
Deferred taxes	38,068	33,235
Prepaid expenses and other current assets	17,332	15,728

Total current assets	579,758	513,817
Property, plant and equipment, net	110,792	112,528
Goodwill	193,760	181,563
Intangible assets, net	31,572	39,143
Other assets	20,951	14,543

Total assets	$936,833	$861,594

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current portion of long-term debt	$6,250	$2,500
Accounts payable	72,588	73,138
Deferred profit	13,641	13,796
Accrued liabilities	159,109	150,812

Total current liabilities	251,588	240,246
Long-term debt	18,750	25,000
Deferred taxes	4,050	3,721
Other liabilities	44,358	40,587

Total liabilities	318,746	309,554

Commitments and contingencies (Notes 5, 6, 8, 9, 10, 11, 12, 13 and 15)

Stockholders’ equity
Preferred stock—par value $0.01, authorized—1,000 shares; issued—none	—	—
Common stock—par value $0.01, authorized—99,000 shares; issued and outstanding—30,345 shares at September 28, 2007 and 30,870 shares at September 29, 2006	351,330	319,090
Retained earnings	199,471	204,182
Accumulated other comprehensive income	67,286	28,768

Total stockholders’ equity	618,087	552,040

Total liabilities and stockholders’ equity	$936,833	$861,594

See accompanying Notes to the Consolidated Financial Statements.

VARIAN, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(In thousands)

	Common Stock		Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income	Total	Total Comprehensive Income
	Shares	Amount
Balance, October 1, 2004	34,838	$298,553	$211,626	$—	$17,032	$527,211
Net earnings	—	—	125,957	—	—	125,957	$125,957
Other comprehensive income
Currency translation adjustment	—	—	—	—	(2,653)	(2,653)	(2,653)
Minimum pension liability, net of tax of $209	—	—	—	—	(98)	(98)	(98)

Total comprehensive income							$123,206

Issuance of common stock and stock units	949	18,363	—	—	—	18,363
Share-based compensation expense	—	415	—	—	—	415
Tax benefit from share-based plans	—	9,113	—	—	—	9,113
Repurchase of common stock	—	—	—	(178,786)	—	(178,786)
Retirement of treasury stock	(4,771)	(43,521)	(135,265)	178,786	—	—

Balance, September 30, 2005	31,016	282,923	202,318	—	14,281	499,522
Net earnings	—	—	50,069	—	—	50,069	$50,069
Other comprehensive income
Currency translation adjustment	—	—	—	—	14,381	14,381	14,381
Minimum pension liability, net of tax of ($121)	—	—	—	—	106	106	106

Total comprehensive income							$64,556

Issuance of common stock and stock units	1,369	34,060	—	—	—	34,060
Share-based compensation expense	—	8,712	—	—	—	8,712
Tax benefit from share-based plans	—	8,245	—	—	—	8,245
Repurchase of common stock	—	—	—	(63,055)	—	(63,055)
Retirement of treasury stock	(1,515)	(14,850)	(48,205)	63,055	—	—

Balance, September 29, 2006	30,870	319,090	204,182	—	28,768	552,040
Net earnings	—	—	63,616	—	—	63,616	$63,616
Other comprehensive income
Currency translation adjustment	—	—	—	—	38,264	38,264	38,264
Minimum pension liability, net of tax of ($1,198)	—	—	—	—	2,504	2,504	2,504

Total comprehensive income							$104,384

Adjustment for initial adoption of SFAS 158, net of tax of $649	—	—	—	—	(2,250)	(2,250)
Issuance of common stock and stock units	1,156	31,897	—	—	—	31,897
Share-based compensation expense	—	9,946	—	—	—	9,946
Tax benefit from share-based plans	—	8,769	—	—	—	8,769
Repurchase of common stock	—	—	—	(86,699)	—	(86,699)
Retirement of treasury stock	(1,681)	(18,372)	(68,327)	86,699	—	—

Balance, September 28, 2007	30,345	$351,330	$199,471	$—	$67,286	$618,087

See accompanying Notes to the Consolidated Financial Statements.

VARIAN, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Fiscal Year Ended
	Sept. 28, 2007	Sept. 29, 2006	Sept. 30, 2005
Cash flows from operating activities
Net earnings	$63,616	$50,069	$125,957
Adjustments to reconcile net earnings to net cash provided by operating activities
Gain on sale of Electronics Manufacturing business	—	—	(73,885)
Depreciation and amortization	29,248	27,470	26,249
(Gain) loss on disposition of property, plant and equipment	(452)	92	12
Purchased in-process research and development	—	756	700
Share-based compensation expense	9,946	8,712	415
Tax benefit from share-based plans	9,563	8,245	9,113
Excess tax benefit from share-based plans	(9,090)	(7,700)	—
Deferred taxes	(9,365)	(12,823)	(5,553)
Changes in assets and liabilities, excluding effects of acquisitions and divestitures:
Accounts receivable, net	1,074	(13,449)	5,398
Inventories	400	(7,256)	6,304
Prepaid expenses and other current assets	(387)	5,234	(2,212)
Other assets	(4,110)	415	543
Accounts payable	(4,733)	10,004	3,615
Deferred profit	(176)	1,504	(414)
Accrued liabilities	(1,499)	6,046	(18,398)
Other liabilities	15,822	2,019	1,431

Net cash provided by operating activities	99,857	79,338	79,275

Cash flows from investing activities
Proceeds from sale of property, plant and equipment	4,966	797	765
Purchase of property, plant and equipment	(19,396)	(20,295)	(23,080)
Purchase of businesses, net of cash acquired	(7,115)	(72,854)	(28,698)
Proceeds from sale of short-term investments	—	—	35,000
Purchase of short-term investments	—	—	(10,000)
Private company equity investments	(3,000)	(652)	(4,000)
Proceeds from sale of Electronics Manufacturing business, net of transaction costs and taxes	—	—	150,791

Net cash (used in) provided by investing activities	(24,545)	(93,004)	120,778

Cash flows from financing activities
Repayment of debt	(2,500)	(2,500)	(7,106)
Repurchase of common stock	(86,699)	(63,055)	(178,786)
Issuance of common stock	31,897	34,060	18,363
Excess tax benefit from share-based plans	9,090	7,700	—
Transfers to Varian Medical Systems, Inc.	(646)	(649)	(882)

Net cash used in financing activities	(48,858)	(24,444)	(168,411)

Effects of exchange rate changes on cash and cash equivalents	15,787	3,771	(3,130)

Net increase (decrease) in cash and cash equivalents	42,241	(34,339)	28,512
Cash and cash equivalents at beginning of period	154,155	188,494	159,982

Cash and cash equivalents at end of period	$196,396	$154,155	$188,494

Supplemental cash flow information

Income taxes paid, net of refunds received	$36,317	$23,276	$66,961

Interest paid	$1,765	$2,030	$2,151

See accompanying Notes to the Consolidated Financial Statements.

VARIAN, INC. AND SUBSIDIARY COMP ANIES

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

Note 2.    Summary of Significant Accounting Policies

Fiscal Year.    The Company’s fiscal years reported are the 52-week periods that ended on the Friday nearest September 30. Fiscal year 2007 was comprised of the 52-week period ended on September 28, 2007. Fiscal year 2006 was comprised of the 52-week period ended on September 29, 2006. Fiscal year 2005 was comprised of the 52-week period ended on September 30, 2005.

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

Deferred profit on the accompanying Consolidated Balance Sheet is comprised of the profit (revenue less related cost of sales) on certain transactions that has been deferred under the Company’s revenue recognition policy. Deferred profit relates to transactions in the Company’s Scientific Instruments segment that typically fit one of the following descriptions:

•	A product has been delivered to a customer but revenue cannot yet be recognized, typically due to non-standard specifications or acceptance requirements that have not yet been demonstrated. In these cases, the revenue and related cost of sale that would ordinarily be recorded in the income statement at the time of delivery are instead recorded to deferred profit. This accounting is reversed and the revenue and related cost of sales are recorded in the income statement once the non-standard specifications or acceptance requirements have been demonstrated and all other revenue recognition criteria have been met.

•	A product has been delivered and 100% of the contract value is billable per the terms of the arrangement but post-delivery obligations (e.g., installation) remain. In these cases, revenue equal to the fair value of the post-delivery obligations is deferred and included in deferred profit when the product is delivered. Once the post-delivery obligations have been met, the deferred revenue is reversed out of deferred profit and recorded as revenue in the income statement. Since installation costs are typically not significant relative to total product costs and the time to complete an installation is usually very short, the Company rarely needs to defer installation costs associated with deferred installation revenue.

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

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

adjustment component of accumulated other comprehensive income. Gains and losses arising from transactions denominated in currencies other than a subsidiary’s functional currency are reflected in selling, general and administrative expenses.

Concentration of Credit Risk.    Financial instruments that potentially subject the Company to concentrations of credit risk include cash equivalents, trade accounts receivable, notes receivable and foreign exchange forward contracts. The Company invests primarily in short-term U.S. Treasury securities and money market funds. The Company sells its products and extends trade credit to a large number of customers, who are dispersed across many different industries and geographies. The Company performs ongoing credit evaluations of these customers and generally does not require collateral from them. Trade accounts receivable include allowances for doubtful accounts as of September 28, 2007 and September 29, 2006 of $1.7 million and $2.0 million, respectively. Delinquent account balances are written off when management determines that the likelihood of collection is no longer probable. The Company seeks to minimize credit risk relating to foreign exchange forward contracts by limiting its counter-parties to major financial institutions. No single customer represented 10% or more of the Company’s total sales in fiscal year 2007, 2006 and 2005 or trade accounts receivable at fiscal year end 2007 or 2006.

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

Property, Plant and Equipment.    Property, plant and equipment are stated at cost. Major improvements are capitalized, while maintenance and repairs are expensed currently. Plant and equipment are depreciated over their estimated useful lives using the straight-line method for financial reporting purposes and accelerated methods for tax purposes. Machinery and equipment lives vary from three to 10 years and buildings are depreciated over 20 to 40 years. Purchased software is depreciated over five to 10 years. Leasehold improvements are depreciated using the straight-line method over their estimated useful lives or the remaining term of the lease, whichever is less. Depreciation expense totaled $21.1 million, $18.9 million and $17.1 million in fiscal years 2007, 2006 and 2005, respectively. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation are removed from the accounts.

Goodwill and Intangible Assets.    Under Financial Accounting Standards Board (the “FASB”) Statement of Financial Accounting Standards No. (“SFAS”) 142, Goodwill and Other Intangible Assets, goodwill is not amortized, but must be tested for impairment annually and whenever events or circumstances occur indicating that goodwill might be impaired. The Company performed annual goodwill impairment tests during fiscal years 2007, 2006 and 2005 and determined that there was no impairment of goodwill.

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

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Other Liabilities.    In order to conform to the current-year presentation, the consolidated balance sheet for fiscal year 2006 has been revised to include $18.3 million in Other (long-term) liabilities that had previously been included in Accrued (current) liabilities.

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

In connection with its adoption of SFAS 123(R), the Company elected to use the practical transition option (also known as the “short-cut” method) to calculate its historical pool of windfall tax benefits as allowed under FASB Staff Position No. (“FSP”) FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. The practical transition option allows the use of a simplified method to establish the beginning balance of the additional paid-in capital pool (the “APIC pool”), which is available to absorb shortfalls when actual tax deductions are less than the related book share-based compensation cost recognized subsequent to the adoption of SFAS 123(R).

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

Research and Development.    Research and development costs related to both present and future products are expensed as they are incurred.

Advertising Costs.    Advertising costs are expensed as they are incurred. Advertising expense was $3.2 million in fiscal year 2007, $2.9 million in fiscal year 2006 and $3.0 million in fiscal year 2005.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In September 2006, the SEC issued SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related disclosures using both the rollover and the iron curtain approach. The rollover approach quantifies misstatements based on the amount of the error originating in the current year income statement. The iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year of origin. Adjustment of financial statements would be required if either approach resulted in a material misstatement. SAB 108 applies to annual financial statements for fiscal years ending after November 15, 2006. The adoption of SAB 108 in the fourth quarter of fiscal year 2007 did not have a material impact on the Company’s financial condition or results of operations.

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

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Sales by the disposed Electronics Manufacturing Business and the components of earnings from discontinued operations for fiscal years 2007, 2006 and 2005 are presented below:

	Fiscal Year Ended
	Sept. 28, 2007	Sept. 29, 2006	Sept. 30, 2005
(in thousands)
Sales	$—	$—	$80,245

Earnings from operations of disposed Electronics Manufacturing Business	$—	$—	$8,713
Income tax expense	—	—	(3,328)

Earnings from operations of disposed Electronics Manufacturing Business, net of taxes	—	—	5,385
Gain on sale of Electronics Manufacturing Business, net of taxes of $45,653 in fiscal year 2005	—	—	73,885

Earnings from discontinued operations	$—	$—	$79,270

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

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the carrying amounts of major classes of assets and liabilities relating to the Electronics Manufacturing Business at the time of the Closing:

Carrying Amount
(in thousands)
Assets
Accounts receivable	$28,496
Inventories	41,046
Prepaid expenses and other current assets	260

Total current assets	69,802
Property, plant and equipment, net	22,131
Goodwill	2,102

Total assets	94,035

Liabilities
Accounts payable	14,705
Accrued liabilities	2,424

Total current liabilities	17,129
Long-term liabilities	—

Total liabilities	17,129

Net assets sold	$76,906

Note 4.    Balance Sheet Detail

	Fiscal Year End
	Sept. 28, 2007	Sept. 29, 2006
(in thousands)
Inventories
Raw materials and parts	$64,130	$60,596
Work in process	24,842	23,238
Finished goods	51,561	49,828

	$140,533	$133,662

Property, plant and equipment
Land and land improvements	$6,415	$6,784
Buildings	102,413	96,860
Machinery and equipment	167,655	152,962
Construction in progress	11,102	13,332

	287,585	269,938
Accumulated depreciation	(176,793)	(157,410)

	$110,792	$112,528

Accrued liabilities
Payroll and employee benefits	$64,590	$49,040
Deferred service revenue	35,815	30,029
Contract advances	13,309	25,746
Product warranty	12,454	11,042
Other	32,941	34,955

	$159,109	$150,812

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5.    Forward Exchange Contracts

The Company enters into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations on assets and liabilities denominated in non-functional currencies. These contracts are accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. Typically, gains and losses on these contracts are substantially offset by transaction losses and gains on the underlying balances being hedged. During fiscal years 2007, 2006 and 2005, net foreign currency (losses) gains relating to these arrangements were $(1.0) million, $(1.3) million and $(0.9) million, respectively. These amounts were recorded in selling, general and administrative expenses.

From time to time, the Company also enters into foreign exchange forward contracts to minimize the impact of foreign currency fluctuations on forecasted transactions. These contracts are designated as cash flow hedges under SFAS 133. There were no outstanding foreign exchange forward contracts designated as cash flow hedges of forecasted transactions as of September 28, 2007 or September 29, 2006. In addition, no foreign exchange gains or losses from hedge ineffectiveness were recognized during fiscal years 2007, 2006 or 2005.

The Company’s foreign exchange forward contracts generally range from one to 12 months in original maturity. A summary follows of all foreign exchange forward contracts that were outstanding as of September 28, 2007:

	Notional Value Sold	Notional Value Purchased
(in thousands)
Euro	$—	$97,956
Australian dollar	—	37,100
Japanese yen	4,148	—
Canadian dollar	3,596	—
British pound	—	2,102
Danish krone	1,180	—

Total	$8,924	$137,158

Note 6.    Acquisitions

During fiscal year 2006, the Company acquired PL International Limited (“Polymer Labs”) and IonSpec Corporation (“IonSpec”), both of which became part of the Scientific Instruments segment. Including contingent consideration payments, the Company has paid an aggregate purchase price of $47.1 million for Polymer Labs and $17.3 million for IonSpec through September 28, 2007.

During fiscal year 2005, the Company acquired Magnex Scientific Limited (“Magnex”), which became part of the Scientific Instruments segment. Including contingent consideration payments, the Company has paid an aggregate purchase price of $34.3 million for Magnex through September 28, 2007.

None of the acquisitions made during fiscal years 2006 or 2005 were material on either an individual or an aggregated basis. As a result, pro forma sales, earnings from operations, net earnings and net earnings per share have not been presented. However, the Company’s Consolidated Statement of Earnings for fiscal years 2007, 2006 and 2005 include the results of operations of the acquired companies described above since the effective dates of their respective purchases. Except for Magnex, there were no significant differences between the accounting policies of the Company and any of the acquired companies.

Contingent Consideration Arrangements.    The Company is, from time to time, obligated to pay additional cash purchase price amounts in the event that certain financial or operational milestones are met by acquired businesses. As of September 28, 2007, up to a maximum of $37.2 million could be payable

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

through February 2009 under contingent consideration arrangements relating to acquired businesses. Amounts subject to these arrangements can be earned over the respective measurement period, depending on the performance of the acquired business relative to certain financial targets.

The following table summarizes key terms of outstanding contingent consideration arrangements as of September 28, 2007:

Acquired business	Remaining amount available (maximum)	Measurement period	Measurement period end date
IonSpec	$14.0 million	3 years	February 2009
Magnex	$4.0 million	3 years	November 2007
Polymer Labs	$19.2 million	3 years	November 2008

Subsequent Event.    On November 11, 2007, the Company acquired certain assets and assumed certain liabilities of Analogix, Inc. (the “Analogix Business”) for approximately $11 million in cash plus assumed net debt, subject to certain net asset adjustments. Under the terms of the acquisition, the Company might make additional purchase price payments of up to $4 million over a three-year period, depending on the performance of the Analogix Business and certain operational milestones. The Analogix Business designs, manufactures, markets, sells and services consumables and instrumentation for automated compound purification using flash chromatography, and became part of the Scientific Instruments segment.

Note 7.    Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for each of the Company’s reportable segments in fiscal years 2007 and 2006 follow:

	Scientific Instruments	Vacuum Technologies	Total
(in thousands)
Balance as of September 30, 2005	$148,968	$966	$149,934
Fiscal year 2006 acquisitions	27,190	—	27,190
Contingent payments on prior years’ acquisitions	2,386	—	2,386
Foreign currency impacts and other adjustments	2,053	—	2,053

Balance as of September 29, 2006	180,597	966	181,563
Contingent payments on prior years’ acquisitions	4,115	—	4,115
Foreign currency impacts and other adjustments	8,082	—	8,082

Balance as of September 28, 2007	$192,794	$966	$193,760

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following intangible assets have been recorded and are being amortized by the Company:

	September 28, 2007
	Gross	Accumulated Amortization	Net
(in thousands)
Intangible assets
Existing technology	$16,611	$(8,235)	$8,376
Patents and core technology	29,908	(10,752)	19,156
Trade names and trademarks	2,458	(1,623)	835
Customer lists	11,866	(9,408)	2,458
Other	3,025	(2,278)	747

	$63,868	$(32,296)	$31,572

	September 29, 2006
	Gross	Accumulated Amortization	Net
(in thousands)
Intangible assets
Existing technology	$15,054	$(5,726)	$9,328
Patents and core technology	29,321	(6,573)	22,748
Trade names and trademarks	2,419	(1,209)	1,210
Customer lists	11,325	(6,783)	4,542
Other	2,823	(1,508)	1,315

	$60,942	$(21,799)	$39,143

Actual aggregate amortization expense relating to intangible assets recorded in the three most recent fiscal years as well as estimated amortization expense for the next five fiscal years and thereafter follow:

(in thousands)
Actual amortization expense
Fiscal year 2005	$6,600
Fiscal year 2006	$8,468
Fiscal year 2007	$8,141

Estimated amortization expense
Fiscal year 2008	$7,241
Fiscal year 2009	6,183
Fiscal year 2010	5,678
Fiscal year 2011	3,203
Fiscal year 2012	2,373
Thereafter	6,894

Total	$31,572

Note 8.    Restructuring Costs

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

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables sets forth changes in the Company’s aggregate liability relating to all restructuring plans (including the Fiscal Year 2007 Plan described below) during fiscal years 2007, 2006 and 2005 as well as total restructuring expense and other related costs recorded since the inception of those plans:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at October 1, 2004	$1,673	$830	$2,503
Charges to expense, net	4,019	1,922	5,941
Cash payments	(4,553)	(992)	(5,545)
Foreign currency impacts and other adjustments	(137)	(68)	(205)

Balance at September 30, 2005	1,002	1,692	2,694
Charges to expense, net	3	(38)	(35)
Cash payments	(772)	(814)	(1,586)
Foreign currency impacts and other adjustments	—	(22)	(22)

Balance at September 29, 2006	233	818	1,051
Charges to expense, net	2,321	—	2,321
Cash payments	(393)	(127)	(520)
Foreign currency impacts and other adjustments	61	16	77

Balance at September 28, 2007	$2,222	$707	$2,929

Total expense since inception of plans
(in millions)
Restructuring expense			$17.6

Other-related costs (1)			$5.4

(1)	These costs related primarily to employee retention and relocation costs and accelerated depreciation of assets disposed upon the closure of facilities. Of the $5.4 million in other related costs, $2.0 million, $0.2 million and $1.0 million was recorded in fiscal year 2007, 2006 and 2005, respectively.

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

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth changes in the Company’s restructuring liability relating to the foregoing plan during fiscal year 2007:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at September 29, 2006	$—	$—	$—
Charges	2,301	—	2,301
Cash payments	(145)	—	(145)
Foreign currency impacts and other adjustments	66	—	66

Balance at September 28, 2007	$2,222	$—	$2,222

Total expense since inception of plan
(in millions)
Restructuring expense			$2.3

Other-related costs			$2.0

The restructuring charges of $2.3 million recorded during fiscal year 2007 related to employee termination benefits. The other-related costs of $2.0 million recorded during fiscal year 2007 were comprised of a $0.7 million non-cash charge for accelerated depreciation of assets to be disposed upon the closure of facilities, $0.8 million in employee retention costs and $0.5 million in other facility-related costs.

Note 9.    Warranty and Indemnification Obligations

Product Warranties.    The Company’s products are generally subject to warranties. Liabilities for the estimated future costs of repair or replacement are established and charged to cost of sales at the time the related sale is recognized. The amount of liability to be recorded is based on management’s best estimates of future warranty costs after considering historical and projected product failure rates and product repair costs. Changes in the Company’s estimated liability for product warranty during fiscal years 2007 and 2006 follow:

	Fiscal Year Ended
	Sept. 28, 2007	Sept. 29, 2006
(in thousands)
Beginning balance	$11,042	$10,723
Charges to costs and expenses	5,456	5,036
Warranty expenditures	(4,044)	(4,717)

Ending balance	$12,454	$11,042

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

Note 10.    Debt and Credit Facilities

Credit Facilities.    The Company maintains relationships with banks in many countries from whom it sometimes obtains bank guarantees and short-term standby letters of credit. These guarantees and letters of credit relate primarily to advance payments and deposits made to the Company’s subsidiaries by customers for which separate liabilities are recorded in the consolidated financial statements. As of September 28, 2007, a total of $13.9 million of these bank guarantees and letters of credit were outstanding. No amounts had been drawn by beneficiaries under these or any other outstanding guarantees or letters of credit as of that date.

Long-term Debt.    As of September 28, 2007, the Company had a $25.0 million term loan outstanding with a U.S. financial institution, compared to $27.5 million at September 29, 2006. As of September 28, 2007, the fixed interest rate on the term loan was 6.7%. As of September 29, 2006, fixed interest rates on the term loan ranged from 6.7% to 7.2% with a weighted average of 6.8%. The term loan contains certain covenants that limit future borrowings and the payment of cash dividends and require the maintenance of certain levels of working capital and operating results. The Company was in compliance with all restrictive covenants of the term loan agreement at September 28, 2007.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes future principal payments on borrowings under long-term debt outstanding as of September 28, 2007:

	Fiscal Years
	2008	2009	2010	2011	2012	Thereafter	Total
(in thousands)
Long-term debt (including current portion)	$6,250	$—	$6,250	$—	$6,250	$6,250	$25,000

Note 11.    Operating Lease Commitments

As of September 28, 2007, the Company was committed to minimum rentals for certain facilities and other leased assets under long-term non-cancelable operating leases (net of non-cancelable sublease income) as follows:

(in thousands)
Fiscal Year
2008	$8,536
2009	6,103
2010	4,018
2011	2,249
2012	1,901
Thereafter	5,613

Total	$28,420

Rent expense for fiscal years 2007, 2006 and 2005, was $16.1 million, $14.9 million and $13.2 million, respectively.

Note 12.    Retirement Plans

Certain employees of the Company in the U.S. are eligible to participate in the Company’s sponsored, defined contribution retirement plan. For employee contributions made after certain minimum employment conditions have been met, the Company is obligated to match the participant’s contribution up to 6% of their eligible compensation. Participants are entitled, upon termination or retirement, to receive their account balances, which are held by a third party trustee. The Company has no defined benefit plans in the U.S. In addition to the U.S. retirement plan, a number of the Company’s non-U.S. subsidiaries have retirement plans for regular full-time employees. Several of these plans are defined benefit plans. Total expenses for all retirement plans amounted to $11.9 million, $11.1 million and $10.8 million for fiscal years 2007, 2006 and 2005, respectively. As discussed more fully below, the Company also recorded a defined benefit pension plan settlement loss of approximately $1.5 million in fiscal year 2005.

As of September 28, 2007, the Company adopted the provisions of SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS 158 requires an employer to recognize the funded status of defined benefit postretirement plans (other than multiemployer plans) as an asset or liability in its consolidated balance sheet and recognize changes in the funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires the measurement date of the plans funded status to be the same as a company’s fiscal year-end.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The adoption of SFAS 158 with respect to the Company’s defined benefit pension plans had the following incremental effect on the Consolidated Balance Sheet as of September 28, 2007:

	September 28, 2007
	Before Application of SFAS 158	Adjustment	After Application of SFAS 158
(in thousands)
Long-term assets	$586	$3,329	$3,915
Deferred tax assets	$449	$73	$522
Current liability	$19	$—	$19
Long-term liability	$8,270	$4,723	$12,993
Accumulated other comprehensive income	$1,126	$1,321	$2,447

The components of the amount recognized in accumulated other comprehensive income at September 28, 2007 were as follows:

Sept. 28, 2007
(in thousands)
Components of accumulated other comprehensive income (before taxes of $522)
Prior service costs	$204
Transition asset	(40)
Net actuarial loss	2,805

Total	$2,969

The portion of this amount expected to be amortized into net periodic pension cost in fiscal year 2008 is not significant.

Changes in the projected benefit obligation, fair value of plan assets and funded status relating to the Company’s defined benefit pension plans follows:

	Fiscal Year Ended
	Sept. 28, 2007	Sept. 29, 2006	Sept. 30, 2005
(in thousands)
Change in projected benefit obligation
Projected benefit obligation at beginning of fiscal year	$52,071	$46,085	$59,286
Service cost, including plan participant contributions	1,721	1,680	1,490
Interest cost	2,601	2,138	2,190
Actuarial (gain) loss	(6,110)	(150)	9,800
Foreign currency changes	4,161	3,047	181
Benefit payments	(1,111)	(729)	(632)
Settlement	—	—	(26,230)

Projected benefit obligation at end of fiscal year	$53,333	$52,071	$46,085

Change in fair value of plan assets and funded status
Fair value of plan assets at beginning of fiscal year	$37,279	$31,786	$51,405
Actual return on plan assets	3,163	2,471	3,782
Employer and plan participant contributions	1,617	1,592	2,779
Foreign currency changes	3,288	2,159	648
Benefit and expense payments	(1,111)	(729)	(598)
Settlement	—	—	(26,230)

Fair value of plan assets at end of fiscal year	44,236	37,279	31,786
Projected benefit obligation at end of fiscal year	(53,333)	(52,071)	(46,085)

Projected benefit obligation in excess of fair value of plan assets	(9,097)	(14,792)	(14,299)
Unrecognized prior service cost	—	142	143
Unrecognized net actuarial loss	—	10,023	10,758

Net accrued benefit cost at end of fiscal year	$(9,097)	$(4,627)	$(3,398)

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additional information pertaining to the Company’s defined benefit pension plans as of the end of fiscal years 2007 and 2006 is outlined below:

	Fiscal Year End
	Sept. 28, 2007	Sept. 29, 2006
(dollars in thousands)
Amounts included in the Consolidated Balance Sheet
Prepaid benefit cost	$—	$600
Accrued benefit cost	—	(10,503)
Intangible assets	—	236
Accumulated other comprehensive loss	—	5,040
Other (long-term) assets	3,915	—
Current liabilities	(19)	—
Other (long-term) liabilities	(12,993)	—

Net accrued benefit cost at end of fiscal year	$(9,097)	$(4,627)

Accumulated benefit obligation for all defined benefit pension plans	$48,477	$44,944

Weighted-average assumptions used to determine benefit obligations
Discount rate	5.5%	4.8%
Rate of compensation increases	3.6%	4.1%

Weighted-average asset allocations by asset category
Equity securities	48%	49%
Debt securities	42	41
Cash	2	2
Real estate	1	1
Other	7	7

Total	100%	100%

Additional information
Decrease in minimum liability included in other comprehensive income after tax	$(2,504)	$(106)

Information relating to defined benefit pension plans with an accumulated benefit obligation in excess of the fair value of plan assets follows:

	Fiscal Year End
	Sept. 28, 2007	Sept. 29, 2006
(in thousands)
Projected benefit obligation	$42,302	$41,267
Accumulated benefit obligation	$37,446	$34,140
Fair value of plan assets	$29,289	$23,971

Net Periodic Pension Cost.    Net periodic pension cost for defined benefit pension plans is determined in accordance with SFAS 87, Employers’ Accounting for Pensions, as amended, and is made up of several components that reflect different aspects of the Company’s pension-related financial arrangements and the cost of benefits earned by participating employees. These components are determined using certain actuarial assumptions.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the Company’s net periodic pension cost relating to defined benefit pension plans and the weighted-average assumptions used to determine that cost follow:

	Fiscal Year Ended
	Sept. 28, 2007	Sept. 29, 2006	Sept. 30, 2005
(dollars in thousands)
Components of net periodic pension cost
Service cost, net of plan participant contributions	$1,387	$1,331	$1,186
Interest cost	2,601	2,138	2,190
Expected return on plan assets	(2,126)	(1,702)	(1,959)
Amortization of prior service cost and actuarial gains and losses	460	522	148
Settlement loss	—	—	1,477

Net periodic pension cost	$2,322	$2,289	$3,042

Weighted-average assumptions used to determine net periodic pension cost
Discount rate	4.8%	4.6%	5.5%
Expected return on plan assets	5.4%	5.2%	6.2%
Rate of compensation increases	4.1%	3.9%	3.7%

Basis for Assumptions.    The Company utilizes yields on country-specific, long-term Corporate AA bond indices (typically 10- or 15-year indices based on the expected timing of benefit payments) as the basis for its discount rate assumptions for each of its defined benefit pension plans. With regard to the expected return assumption, plan assets in most countries are invested in low-risk, long-term fixed income investments such as direct insurance policies and guaranteed insurance contracts. For these asset types, the expected rate of return is established either by reference to yields on comparable long-term corporate bond indices in that country or the return guaranteed by the issuer of the investment security (net of expenses). The exception to this is in the United Kingdom, where the majority of plan assets are invested in equity securities, with the remainder invested typically in corporate bonds, real estate and cash. Due to the nature of these investments, long-term money and corporate bond yields and an implied equity risk premium are considered in establishing the asset return assumption for the defined benefit pension plan in the United Kingdom.

Defined Benefit Pension Plan Settlement.    During fiscal year 2005, the Company settled its defined benefit pension plan in Australia, which resulted in a corresponding settlement loss of approximately $1.5 million. This amount offset approximately $1.5 million in gains recorded during fiscal year 2004 related to the curtailments of the same plan in Australia as well as a defined benefit pension plan in the Netherlands.

Employer Contributions.    During the fiscal year ended September 28, 2007, the Company made contributions totaling approximately $1.2 million to its defined benefit pension plans. The Company currently anticipates contributing an additional $1.4 million to its remaining defined benefit pension plans in fiscal year 2008, primarily in the United Kingdom.

Estimated Future Benefit Payments.    As of September 28, 2007, benefit payments, which reflect expected future service (as appropriate), are expected to be as follows:

(in millions)
Fiscal Year
2008	$0.9
2009	$1.0
2010	$1.1
2011	$1.2
2012	$1.4
2013-2016	$9.8

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company and VSEA are each obligated (under the terms of the Distribution described in Note 1) to indemnify VMS for one-third of certain costs (after adjusting for any insurance proceeds and tax benefits recognized or realized by VMS for such costs) relating to environmental matters. In that regard, VMS has been named by the U.S. Environmental Protection Agency or third parties as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, at ten sites where VAI is alleged to have shipped manufacturing waste for recycling, treatment, or disposal. In addition, VMS is overseeing and, as applicable, reimbursing third parties for environmental investigation, monitoring and/or remediation activities, in most cases under the direction of, or in consultation with, federal, state and/or local agencies in the U.S. at certain current VMS or former VAI facilities. The Company and VSEA are each obligated to indemnify VMS for one-third of these environmental investigation, monitoring and/or remediation costs (after adjusting for any insurance proceeds and taxes).

For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further environmental-related activities or to estimate the future costs of such activities if undertaken. As of September 28, 2007, it was nonetheless estimated that the Company’s share of the future exposure for environmental-related costs for these sites and facilities ranged in the aggregate from $1.1 million to $2.7 million (without discounting to present value). The time frame over which these costs are expected to be incurred varies with each site and facility, ranging from one year up to 5 years as of September 28, 2007. No amount in the foregoing range of estimated future costs is believed to be more probable of being incurred than any other amount in such range and the Company therefore had an accrual of $1.1 million as of September 28, 2007.

As to certain sites and facilities, sufficient knowledge has been gained to be able to better estimate the scope and certain costs of future environmental-related activities. As of September 28, 2007, it was estimated that the Company’s share of the future exposure for these environmental-related costs for these sites and facilities ranged in the aggregate from $3.1 million to $13.0 million (without discounting to present value). The time frame over which these costs are expected to be incurred varies with each site and facility, ranging from two years up to 22 years as of September 28, 2007. As to each of these sites and facilities, it was determined that a particular amount within the range of certain estimated costs was a better estimate of the future environmental-related cost than any other amount within the range and that the amount and timing of these future costs were reliably determinable. Together, these amounts totaled $6.0 million at September 28, 2007. The Company therefore had an accrual of $4.2 million as of September 28, 2007, which represents the best estimate of its share of these future environmental-related costs discounted at 4%, net of inflation. This accrual is in addition to the $1.1 million described in the preceding paragraph.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At September 28, 2007, the Company’s reserve for environmental-related costs, based upon future environmental-related costs estimated by the Company as of that date, was calculated as follows:

	Recurring Costs	Non- Recurring Costs	Total Anticipated Future Costs
(in millions)
Fiscal Year
2008	$0.3	$0.2	$0.5
2009	0.2	0.2	0.4
2010	0.2	0.2	0.4
2011	0.2	0.3	0.5
2012	0.2	0.4	0.6
Thereafter	3.8	0.9	4.7

Total costs	$4.9	$2.2	7.1

Less imputed interest			(1.8)

Reserve amount			5.3
Less current portion			(0.5)

Long-term (included in Other liabilities)			$4.8

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

An insurance company has agreed to pay a portion of certain of VAI’s (now VMS’) future environmental-related costs for which the Company has an indemnification obligation and the Company therefore has a long-term receivable of $1.0 million (discounted at 4%, net of inflation) in other assets as of September 28, 2007, for the Company’s share of such recovery. The Company has not reduced any environmental-related liability in anticipation of recoveries from third parties.

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

Note 14.    Stockholders’ Equity

Stock Rights, Stock Plans and Stock Repurchase Programs

On April 2, 1999, stockholders of record of VAI on March 24, 1999 received in the Distribution (described in Note 1) one share of the Company’s common stock for each share of VAI common stock held

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

on April 2, 1999. Each stockholder also received one preferred stock purchase right (“Right”) for each share of common stock distributed, entitling the stockholder to purchase one one-thousandth of a share of Participating Preferred Stock, par value $0.01 per share, for $200.00 (subject to adjustment), in the event of certain changes in the Company’s ownership. The Participating Preferred Stock is designed so that each one one-thousandth of a share has economic and voting terms similar to those of one share of common stock. The Rights will expire no later than March 2009. As of September 28, 2007, no Rights were eligible to be exercised and none had been exercised through that date.

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

The OSP is administered by the Compensation Committee of the Company’s Board of Directors. At September 28, 2007, a total of 4,498,000 shares were available for issuance under the OSP.

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

Stock Repurchase Programs.    In January 2007, the Company’s Board of Directors approved a new stock repurchase program under which the Company is authorized to utilize up to $100 million to repurchase shares of its common stock. This repurchase program is effective through December 31, 2008. During fiscal year 2007, the Company repurchased and retired 862,000 shares under this authorization at an aggregate cost of $49.6 million. As of September 28, 2007, the Company had remaining authorization to repurchase $50.4 million of its common stock under this program.

In November 2005, the Company’s Board of Directors approved a stock repurchase program under which the Company was authorized to utilize up to $100 million to repurchase shares of its common stock. This repurchase program was effective through September 30, 2007. During the first quarter of fiscal year 2007, the Company repurchased and retired 820,000 shares under this authorization at an aggregate cost of $37.0 million, which completed this repurchase program. During fiscal year 2006, the Company repurchased and retired 1,515,000 shares at an aggregate cost of $63.0 million.

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

Share-Based Compensation

Stock Options.    Under the OSP, the Company periodically grants stock options to officers, directors and employees. The exercise price for stock options granted under the OSP may not be less than 100% of the fair market value at the date of the grant. Options granted are exercisable at the times and on the terms established by the Compensation Committee, but not later than ten years after the date of grant (except in the event of death, after which an option is exercisable for three years). Options granted generally become exercisable in cumulative installments of one-third each year commencing one year following the date of grant.

The following table summarizes stock options activity under the OSP for the periods indicated:

	Shares	Weighted- Average Exercise Price	Aggregate Grant Date Fair Value(1)	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in millions)	(in years)	(in millions)
Outstanding at October 1, 2004	3,640	$25.54
Granted	512	$36.66
Exercised	(806)	$18.01
Cancelled or expired	(100)	$37.21

Outstanding at September 30, 2005	3,246	$28.80
Granted	538	$41.88	$7.0
Exercised	(1,225)	$24.85
Cancelled or expired	(66)	$38.99

Outstanding at September 29, 2006	2,493	$33.30		5.4	$31.4
Granted	339	$46.13	$5.0
Exercised	(1,001)	$28.12
Cancelled or expired	(48)	$41.22

Outstanding at September 28, 2007	1,783	$38.43		5.6	$44.9

Exercisable at September 28, 2007	1,054	$35.56		4.9	$29.6

(1)	After estimated forfeitures.

The intrinsic value of options exercised in fiscal year 2007 and 2006 was $26.2 million and $21.8 million, respectively.

Restricted (Nonvested) Stock.    Under the OSP, the Company also periodically grants restricted (nonvested) common stock to employees. Such grants are valued as of the grant date. These amounts are recognized by the Company as share-based compensation expense ratably over their respective vesting periods, which range from one to three years.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes restricted (nonvested) common stock activity under the OSP for the periods indicated:

	Shares	Weighted- Average Grant Date Fair Value	Aggregate Grant Date Fair Value
	(in thousands)		(in millions)
Outstanding and unvested at October 1, 2004	—	—
Granted	25	$36.18	$0.9

Outstanding and unvested at September 30, 2005	25	$36.18
Granted	27	$42.51	$1.2

Outstanding and unvested at September 29, 2006	52	$39.51

Granted	59	$47.83	$2.8

Outstanding and unvested at September 28, 2007	111	$43.92

Share-based compensation expense related to restricted (nonvested) common stock was $2.2 million, $0.6 million and $0.2 million in fiscal years 2007, 2006 and 2005, respectively. As of September 28, 2007, there was $1.8 million of total unrecognized compensation expense related to restricted (nonvested) common stock granted under the OSP. This expense is expected to be recognized over a weighted-average period of 1.4 years.

Non-Employee Director Stock Units.    Under the terms of the OSP, on the first business day following each annual meeting of the Company’s stockholders, each person then serving as a non-employee director is automatically granted stock units having an initial value of $25,000. The stock units will vest upon termination of the director’s service on the Board of Directors and will then be satisfied by issuance of shares of the Company’s common stock. Each non-employee director who holds stock units will not have rights as a stockholder with respect to the shares issuable thereunder until such shares are paid out. The stock units are not transferable, except to the non-employee director’s designated beneficiary or estate in the event of his or her death. During fiscal year 2007, the Company granted stock units with an aggregate value of $125,000 to non-employee members of its Board of Directors (of which there were five) and recognized the total value of $125,000 as share-based compensation expense at the time of grant. During fiscal year 2006 and 2005, the Company granted stock units with an aggregate value of $150,000 to non-employee members of its Board of Directors (of which there were six) and recognized the total value of $150,000 as share-based compensation expense at the time of grant in each of those respective periods.

Employee Stock Purchase Plan.    Under the ESPP, employees purchased approximately 96,600 shares for $3.8 million, 114,500 shares for $3.6 million and 118,700 shares for $3.9 million, during fiscal years 2007, 2006 and 2005, respectively. As of September 28, 2007, a total of approximately 267,000 shares remained available for issuance under the ESPP.

During the fiscal year ended September 28, 2007, the weighted-average estimated fair value of the option to purchase a share of the Company’s common stock under the ESPP was $10.87 per share for offering periods during fiscal year 2007. During the fiscal year ended September 29, 2006, the weighted-average estimated fair value of the option to purchase a share of the Company’s common stock under the ESPP was $8.24 per share for offering periods during fiscal year 2006.

Share-Based Compensation under SFAS 123(R).    Effective October 1, 2005, the Company adopted SFAS 123(R) using the modified prospective application method. Accordingly, during the fiscal years 2007 and 2006, the Company recorded share-based compensation expense that would have been recognized had the fair value method been applied since the effective date of SFAS 123, but fiscal year 2005 has not been restated.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effect of adopting SFAS 123(R) on earnings before income taxes, income tax expense, net earnings, and net earnings per share for fiscal years 2007 and 2006 was as follows:

	Fiscal Year Ended
	Sept. 28, 2007	Sept. 29, 2006
(in thousands, except per share amounts)
Share-based compensation expense by award type:
Employee and non-employee director stock options	$(6,653)	$(7,005)
Employee stock purchase plan	(948)	(913)
Restricted (nonvested) stock (1)	(2,220)	(644)
Non-employee director stock units	(125)	(150)

Total share-based compensation expense (effect on earnings before income taxes)	(9,946)	(8,712)
Effect on income tax expense	3,622	3,172

Effect on net earnings	$(6,324)	$(5,540)

Effect on net earnings per share:
Basic	$(0.20)	$(0.18)

Diluted	$(0.20)	$(0.18)

(1)	Includes $128,000 in fiscal year 2007 related to shares granted in connection with the Company’s fiscal year 2007 restructuring plan.

As of October 1, 2005 (the date SFAS 123(R) was adopted), the Company had unrecorded deferred share-based compensation related to stock options of $6.7 million after estimated forfeitures. In the Company’s pro forma disclosures prior to the adoption of SFAS 123(R), the Company accounted for forfeitures upon occurrence. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates.

As of September 28, 2007, the unrecorded deferred share-based compensation balance related to stock options was $4.1 million. This amount will be recognized as expense using the straight-line attribution method over an estimated weighted-average amortization period of 1.3 years.

Share-based compensation expense recorded during the fiscal years ended September 28, 2007 and September 29, 2006 has been included in the Company’s Consolidated Statement of Earnings as follows:

	Fiscal Year Ended
	Sept. 28, 2007	Sept. 29, 2006
(in thousands)
Cost of sales	$443	$448
Selling, general and administrative	8,970	7,723
Research and development	533	541

Total	$9,946	$8,712

Capitalizable share-based compensation expense relating to inventory or deferred cost of sales (a component of deferred profit) was not significant at September 28, 2007 or September 29, 2006.

Valuation Assumptions.    The Company estimates the fair value of employee stock options granted under the OSP and shares issued under the ESPP using the Black-Scholes option-pricing model, consistent with the provisions of SFAS 123(R), SAB 107 and the Company’s prior-period pro forma disclosures of net earnings, including share-based compensation (determined under a fair value method as prescribed by

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS 123). The fair value of each option grant under the OSP and each share issuance under the ESPP was estimated on the date of grant using the Black-Scholes model with the following weighted-average assumptions:

	Fiscal Year Ended
	Sept. 28, 2007	Sept. 29, 2006
Employee and non-employee director stock options:
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	4.6%	4.5%
Expected price volatility	30%	30%
Expected life (in years)	4.5	4.5

Employee stock purchases:
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	5.0%	4.5%
Expected price volatility	28%	30%
Expected life (in years)	0.3	0.3

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

Share-Based Compensation Expense prior to Adoption of SFAS 123(R).    During fiscal year 2005, which was prior to the adoption of SFAS 123(R), the Company applied the intrinsic value method as prescribed by APB 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee stock compensation plans and provided the required pro forma disclosures of SFAS 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

If the Company had elected to recognize compensation cost based on the fair value of options granted under its OSP and shares issued under its ESPP as prescribed by SFAS 123, net earnings and net earnings per share would have been reduced to the pro forma amounts shown below:

Fiscal Year Ended Sept. 30, 2005
(in thousands, except per share amounts)
Earnings from continuing operations:
As reported	$46,687
Add: Stock-based compensation expense included in reported net earnings, net of related tax effects	257
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(5,682)

Pro forma	$41,262

Earnings per share from continuing operations:
Basic—as reported	$1.39

Basic—pro forma	$1.23

Diluted—as reported	$1.36

Diluted—pro forma	$1.20

The fair value of each option grant under the OSP and each share issuance under the ESPP was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Fiscal Year Ended Sept. 30, 2005
Employee and non-employee director stock options:
Expected dividend yield	0.0%
Risk-free interest rate	3.6%
Expected price volatility	40%
Expected life (in years)	4.1

Employee stock purchases:
Expected dividend yield	0.0%
Risk-free interest rate	2.0%
Expected price volatility	40%
Expected life (in years)	0.5

The weighted-average estimated fair value of employee stock options granted under the OSP was $13.37 per share for fiscal year 2005. The weighted-average estimated fair value of the option to purchase a share of the Company’s common stock under the ESPP was $9.50 for offering periods during fiscal year 2005. No share-based compensation expense was recorded during fiscal year 2005 relating to employee stock options granted under the OSP or shares issued under the ESPP since the Company applied FAS 123 for disclosure purposes only during that period.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15.    Income Taxes

The sources of earnings from continuing operations before income taxes follow:

	Fiscal Year Ended
	Sept. 28, 2007	Sept. 29, 2006	Sept. 30, 2005
(in thousands)
United States	$(3,387)	$(7,317)	$1,176
Foreign	100,215	81,981	62,277

Earnings from continuing operations before income taxes	$96,828	$74,664	$63,453

Income tax expense on earnings from continuing operations consists of the following:

	Fiscal Year Ended
	Sept. 28, 2007	Sept. 29, 2006	Sept. 30, 2005
(in thousands)
Current
U.S. federal	$7,730	$5,629	$(5,659)
Foreign	32,728	30,907	22,777
State and local	2,158	958	1,183

Total current	42,616	37,494	18,301

Deferred
U.S. federal	(8,002)	(9,038)	4,356
Foreign	422	(1,872)	(5,817)
State and local	(1,824)	(1,989)	(74)

Total deferred	(9,404)	(12,899)	(1,535)

Income tax expense	$33,212	$24,595	$16,766

Deferred tax assets and liabilities are recognized for the temporary differences between the tax basis and reported amounts of assets and liabilities, and tax loss carry-forwards. Their significant components follow:

	Fiscal Year End
	Sept. 28, 2007	Sept. 29, 2006
(in thousands)
Assets
Inventory	$11,898	$10,008
Revenue recognition	4,938	4,284
Capitalized research costs	20,071	19,912
Loss carry-forwards	1,398	3,153
Deferred compensation	15,475	10,186
Product warranty	3,833	3,178
Other	4,451	2,648

Total deferred tax assets	62,064	53,369

Liabilities
Depreciation and amortization	17,431	18,171
Currency translation adjustment	5,689	—

Total deferred tax liabilities	23,120	18,171

Net deferred tax assets	$38,944	$35,198

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of September 28, 2007, the Company’s foreign manufacturing and sales subsidiaries had accumulated approximately $95.7 million of earnings that have been reinvested in their operations. The Company has not provided U.S. tax on these earnings. Determination of the amount of unrecognized deferred tax liability on such earnings is not practicable.

As of September 28, 2007, the Company had foreign loss carry-forwards of approximately $5.0 million that have been recognized as deferred tax assets. In fiscal year 2006, foreign income tax expense included $0.6 million relating to loss carry-forwards that were recorded as a reduction to goodwill. In fiscal year 2005, foreign income tax expense was reduced $0.3 million for a current-year loss that was carried forward.

The difference between the reported income tax rate on earnings from continuing operations and the federal statutory income tax rate is attributable to the following:

	Fiscal Year Ended
	Sept. 28, 2007	Sept. 29, 2006	Sept. 30, 2005
Federal statutory income tax rate	35.0%	35.0%	35.0%
State and local taxes, net of federal benefit	0.2	(0.9)	1.1
Foreign taxes	(0.8)	0.1	(2.8)
Deferred tax on unremitted earnings of foreign subsidiaries	—	—	(7.6)
Other	(0.1)	(1.3)	0.7

Reported income tax rate	34.3%	32.9%	26.4%

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

In fiscal years 2007 and 2006, accumulated other comprehensive income was decreased approximately $0.6 million and $0.1 million, respectively, due to the tax benefit of certain post-retirement liabilities recognized during those periods.

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

Note 16.    Net Earnings Per Share

Basic earnings per share are calculated based on net earnings and the weighted-average number of shares of common stock outstanding during the reported period. Diluted earnings per share are calculated similarly, except that the weighted-average number of common shares outstanding during the period increased by the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. The dilutive effect of potential common stock (including outstanding stock options, ESPP shares, non-employee director stock units and restricted stock) is reflected in diluted earnings per share by application of the treasury stock method, which includes consideration of share-based compensation and the tax benefit thereon as required by SFAS 123(R) in fiscal years 2007 and 2006.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In fiscal years 2007, 2006 and 2005, options to purchase approximately 10,000, 452,000 and 561,000 shares, respectively, were excluded from the calculation of diluted earnings per share as their effect was anti-dilutive.

A reconciliation of weighted-average basic shares outstanding to weighted-average diluted shares outstanding follows:

	Fiscal Year Ended
	Sept. 28, 2007	Sept. 29, 2006	Sept. 30, 2005
(in thousands)
Weighted-average basic shares outstanding	30,457	30,929	33,673
Net effect of dilutive potential common stock	547	495	682

Weighted-average diluted shares outstanding	31,004	31,424	34,355

Note 17.    Industry and Geographic Segments

Industry Segments.    For financial reporting purposes, the Company’s operations are grouped into two business segments: Scientific Instruments and Vacuum Technologies. The Scientific Instruments segment designs, develops, manufactures, sells and services equipment and related software, consumable products, accessories and services for a broad range of life science and industrial applications requiring identification, quantification and analysis of the composition or structure of liquids, solids or gases. The Vacuum Technologies segment designs, develops, manufactures, sells and services vacuum products and related accessories and services used to create, contain, control, measure and test vacuum environments in a broad range of life science and industrial applications requiring ultra-clean or high-vacuum environments. These segments were determined based on how management views and evaluates the Company’s operations as required by SFAS 131, Disclosures about Segments of an Enterprise and Related Information.

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

The Company operates various manufacturing and marketing operations outside of the U.S. In fiscal years 2007, 2006 and 2005, no single country outside of the U.S. accounted for more than 10% of total sales (based on the geographic location of the customer). Except for the United Kingdom in fiscal years 2007 and 2006, no single country outside the U.S. accounted for more than 10% of total assets in fiscal years 2007, 2006 and 2005. Transactions between geographic areas are accounted for at cost and are not included in sales.

Included in the total of Other international sales are export sales recorded by U.S. entities in fiscal years 2007, 2006 and 2005 of approximately $53 million, $62 million and $53 million, respectively.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Industry Segments

	Total Sales			Pretax Earnings			Identifiable Assets			Capital Expenditures			Depreciation and Amortization
	2007	2006	2005	2007	2006	2005	2007	2006	2005	2007	2006	2005	2007	2006	2005
(in millions)
Scientific Instruments	$762	$686	$633	$79	$60	$51	$631	$610	$501	$16	$18	$14	$25	$23	$18
Vacuum Technologies	159	149	140	32	29	25	58	54	55	3	2	3	4	4	4

Total industry segments	921	835	773	111	89	76	689	664	556	19	20	17	29	27	22
General corporate	—	—	—	(18)	(16)	(16)	248	198	240	0	0	5	0	0	2
Interest income	—	—	—	6	4	5	—	—	—	—	—	—	—	—	—
Interest expense	—	—	—	(2)	(2)	(2)	—	—	—	—	—	—	—	—	—

Continuing operations	$921	$835	$773	$97	$75	$63	$937	$862	$796	19	20	22	29	27	24

Discontinued operations (Note 3)										—	—	1	—	—	2

Total										$19	$20	$23	$29	$27	$26

Geographic Information

	Sales to Unaffiliated Customers (1)			Intergeographic Sales to Affiliates			Total Sales			Pretax Earnings			Identifiable Assets
	2007	2006	2005	2007	2006	2005	2007	2006	2005	2007	2006	2005	2007	2006	2005
(in millions)
United States	$264	$273	$306	$97	$189	$100	$361	$462	$406	$28	$40	$23	$303	$315	$282
United Kingdom (3)	—	—	—	—	—	—	—	—	—	—	—	—	111	115	56
Other international	657	562	467	304	288	325	961	850	792	101	68	65	275	232	213

Total geographic segments	921	835	773	401	477	425	1,322	1,312	1,198	129	108	88	689	662	551
Eliminations, corporate and other	—	—	—	(401)	(477)	(425)	(401)	(477)	(425)	(32)	(33)	(25)	248	200	245

Total company	$921	$835	$773	$—	$—	$—	$921	$835	$773	$97	$75	$63	$937	$862	$796

	Long-Lived Assets (2)
	2007	2006	2005
(in millions)
United States	$70	$72	$69
United Kingdom	13	12	3
Italy	15	14	14
Other international	29	23	24

Total company	$127	$121	$110

(1)	Sales to unaffiliated customers are generally reported based on the geographic location of the customer. No single customer accounted for more than 10% of sales in any of the fiscal years presented.
(2)	Excludes goodwill, intangible assets and long-term deferred tax assets.
(3)	Sales and pretax earnings amounts are included in Other international amounts as they are not individually material.

SCHEDULE II

VARIAN, INC. AND SUBSIDIARY COMPANIES

VALUATION AND QUALIFYING ACCOUNTS

for fiscal years 2007, 2006 and 2005

(In thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions		Balance at End of Period
			Description	Amount
Allowance for Doubtful Accounts Receivable:
Fiscal year 2007	$1,982	$(167)	Write-offs & adjustments	$67	$1,748

Fiscal year 2006	$1,790	$391	Write-offs & adjustments	$199	$1,982

Fiscal year 2005	$1,916	$276	Write-offs & adjustments	$402	$1,790

VARIAN, INC. AND SUBSIDIARY COMPANIES

Quarterly Consolidated Financial Data (Unaudited)

Amounts for each quarterly period in fiscal years 2007 and 2006 follow:

	Fiscal Year 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(in millions, except per share amounts)
Sales	$218.0	$229.9	$227.1	$245.6

Gross profit	$99.7	$105.5	$101.9	$108.4

Net earnings	$15.4	$16.3	$14.5	$17.4

Net earnings per share
Basic	$0.50	$0.54	$0.48	$0.57

Diluted	$0.49	$0.53	$0.47	$0.56

	Fiscal Year 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(in millions, except per share amounts)
Sales	$195.7	$209.6	$209.8	$219.6

Gross profit	$85.9	$92.9	$94.6	$100.9

Net earnings	$9.7	$11.2	$14.5	$14.7

Net earnings per share
Basic	$0.31	$0.36	$0.47	$0.48

Diluted	$0.30	$0.36	$0.46	$0.47

Net earnings per share for the four quarters of each fiscal year may not sum to the total for the fiscal year because of the different number of shares outstanding during each period.