Form 10-Q
period 2007-12-28
VARIAN INC
filed 2008-02-05
CIK 1079028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2007

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

The number of shares of the registrant’s common stock outstanding as of February 1, 2008 was 30,289,787.

VARIAN, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 28, 2007

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

VARIAN, INC. AND SUBSIDIARY COMPANIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

(In thousands, except per share amounts)

	Fiscal Quarter Ended
	December 28, 2007	December 29, 2006
Sales
Products	$204,175	$189,143
Services	33,256	28,795

Total sales	237,431	217,938

Cost of sales
Products	111,157	102,020
Services	18,972	16,219

Total cost of sales	130,129	118,239

Gross profit	107,302	99,699

Operating expenses
Selling, general and administrative	65,980	61,201
Research and development	17,180	15,610

Total operating expenses	83,160	76,811

Operating earnings	24,142	22,888

Interest income (expense)
Interest income	1,937	1,269
Interest expense	(449)	(534)

Total interest income, net	1,488	735

Earnings before income taxes	25,630	23,623
Income tax expense	8,046	8,268

Net earnings	$17,584	$15,355

Net earnings per share:
Basic	$0.58	$0.50

Diluted	$0.57	$0.49

Shares used in per share calculations:
Basic	30,330	30,601

Diluted	30,900	31,058

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

VARIAN, INC. AND SUBSIDIARY COMPANIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands, except par value amounts)

	December 28, 2007	September 28, 2007
ASSETS
Current assets
Cash and cash equivalents	$197,680	$196,396
Accounts receivable, net	175,431	187,429
Inventories	157,843	140,533
Deferred taxes	38,288	38,068
Prepaid expense and other current assets	17,114	17,332

Total current assets	586,356	579,758
Property, plant and equipment, net	108,715	110,792
Goodwill	203,579	193,760
Intangible assets, net	33,623	31,572
Other assets	20,398	20,951

Total assets	$952,671	$936,833

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current portion of long-term debt	$6,250	$6,250
Accounts payable	71,712	72,588
Deferred profit	11,384	13,641
Accrued liabilities	161,574	159,109

Total current liabilities	250,920	251,588
Long-term debt	18,750	18,750
Deferred taxes	4,028	4,050
Other liabilities	40,935	44,358

Total liabilities	314,633	318,746

Commitments and contingencies (Notes 5, 6, 8, 9, 10, 11, 12 and 14)

Stockholders’ equity
Preferred stock—par value $0.01, authorized—1,000 shares; issued—none	—	—
Common stock—par value $0.01, authorized—99,000 shares; issued and outstanding— 30,430 shares at December 28, 2007 and 30,345 shares at September 28, 2007	362,328	351,330
Retained earnings	207,598	199,471
Accumulated other comprehensive income	68,112	67,286

Total stockholders’ equity	638,038	618,087

Total liabilities and stockholders’ equity	$952,671	$936,833

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

VARIAN, INC. AND SUBSIDIARY COMPANIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Fiscal Quarter Ended
	December 28, 2007	December 29, 2006
Cash flows from operating activities
Net earnings	$17,584	$15,355
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	6,834	6,793
Gain on disposition of property, plant and equipment	(222)	(34)
Share-based compensation expense	1,719	2,845
Deferred taxes	765	(797)
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	13,773	10,068
Inventories	(15,152)	(5,663)
Prepaid expenses and other current assets	272	(1,084)
Other assets	(24)	286
Accounts payable	(1,372)	(337)
Deferred profit	(2,254)	(125)
Accrued liabilities	(3,319)	(4,467)
Other liabilities	(1,501)	(448)

Net cash provided by operating activities	17,103	22,392

Cash flows from investing activities
Proceeds from sale of property, plant and equipment	341	119
Purchase of property, plant and equipment	(3,459)	(2,054)
Purchase of businesses, net of cash acquired	(9,987)	(3,000)

Net cash used in investing activities	(13,105)	(4,935)

Cash flows from financing activities
Repayment of debt	—	(1,250)
Repurchase of common stock	(15,102)	(37,055)
Issuance of common stock	9,518	2,353
Excess tax benefit from share-based plans	2,390	1,173
Transfers to Varian Medical Systems, Inc.	(212)	(207)

Net cash used in financing activities	(3,406)	(34,986)

Effect of exchange rate changes on cash and cash equivalents	692	4,677

Net increase (decrease) in cash and cash equivalents	1,284	(12,852)
Cash and cash equivalents at beginning of period	196,396	154,155

Cash and cash equivalents at end of period	$197,680	$141,303

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Unaudited Interim Condensed Consolidated Financial Statements

These unaudited interim condensed consolidated financial statements of Varian, Inc. and its subsidiary companies (collectively, the “Company”) have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The September 28, 2007 balance sheet data was derived from audited financial statements, but does not include all disclosures required in audited financial statements by U.S. GAAP. These unaudited interim condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2007 filed with the SEC. In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. The results of operations for the fiscal quarter ended December 28, 2007 are not necessarily indicative of the results to be expected for a full year or for any other periods.

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

The Company designs, develops, manufactures, markets, sells and services scientific instruments (including related software, consumable products, accessories and services) and vacuum products (and related accessories and services). These businesses primarily serve life science, industrial (which includes environmental, food and energy), academic and research customers.

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

Fiscal Periods. The Company’s fiscal years reported are the 52- or 53-week periods ending on the Friday nearest September 30. Fiscal year 2008 will comprise the 53-week period ending October 3, 2008, and fiscal year 2007 was comprised of the 52-week period ended September 28, 2007. The fiscal quarters ended December 28, 2007 and December 29, 2006 each comprised 13 weeks.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive Income. A summary of the components of the Company’s comprehensive income follows:

	Fiscal Quarter Ended
	December 28, 2007	December 29, 2006
(in thousands)
Net earnings	$17,584	$15,355
Other comprehensive income:
Currency translation adjustment	824	14,766

Total other comprehensive income	824	14,766

Total comprehensive income	$18,408	$30,121

Note 4.	Balance Sheet Detail

	Fiscal Quarter End
	December 28, 2007	September 28, 2007
(in thousands)
Inventories
Raw materials and parts	$76,938	$64,130
Work in process	23,489	24,842
Finished goods	57,416	51,561

Total	$157,843	$140,533

Note 5.	Forward Exchange Contracts

The Company enters into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations on assets and liabilities denominated in non-functional currencies. These contracts are accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. Typically, gains and losses on these contracts are substantially offset by transaction losses and gains on the underlying balances being hedged. During the fiscal quarter ended December 28, 2007, net foreign currency gains relating to these arrangements were $0.3 million. During the fiscal quarter ended December 29, 2006, net foreign currency losses relating to these arrangements were $0.3 million. These amounts were recorded in selling, general and administrative expenses.

From time to time, the Company also enters into foreign exchange forward contracts to minimize the impact of foreign currency fluctuations on forecasted transactions. These contracts are designated as cash flow hedges under SFAS 133. At December 28, 2007, there were no outstanding foreign exchange forward contracts designated as cash flow hedges of forecasted transactions. During the fiscal quarters ended December 28, 2007 and December 29, 2006, no foreign exchange gains or losses from hedge ineffectiveness were recognized.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s foreign exchange forward contracts generally range from one to 12 months in original maturity. A summary of all foreign exchange forward contracts that were outstanding as of December 28, 2007 follows:

	Notional Value Sold	Notional Value Purchased
(in thousands)
Australian dollar	$—	$36,849
Euro	—	26,532
British pound	—	9,363
Canadian dollar	2,912	—
Japanese yen	2,309	—

Total	$5,221	$72,744

Note 6.	Acquisitions

On November 11, 2007, the Company acquired certain assets and assumed certain liabilities of Analogix, Inc. (the “Analogix Business”) for approximately $11 million in cash and assumed net debt, subject to certain net asset adjustments. Under the terms of the acquisition, the Company might make additional purchase price payments of up to $4 million over a three-year period, depending on the performance of the Analogix Business and certain operational milestones. The Analogix Business designs, manufactures, markets, sells and services consumables and instrumentation for automated compound purification using flash chromatography, and became part of the Scientific Instruments segment.

Contingent Consideration Arrangements. The Company is, from time to time, obligated to pay additional cash purchase price amounts in the event that certain financial or operational milestones are met by acquired businesses. As of December 28, 2007, up to a maximum of $33.3 million could be payable through December 2010 under contingent consideration arrangements relating to acquired businesses. Amounts subject to these arrangements can be earned over the respective measurement period, depending on the performance of the acquired business relative to certain financial and/or operational targets.

The following table summarizes key terms of outstanding contingent consideration arrangements as of December 28, 2007:

Acquired business	Remaining Amount Available (maximum)	Measurement period	Measurement period end date
Analogix	$ 4.0 million	3 years	December 2010
IonSpec	$14.0 million	3 years	February 2009
Polymer Labs	$15.3 million	3 years	December 2008

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7.	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for each of the Company’s reporting segments in the first quarter of fiscal year 2008 were as follow:

	Scientific Instruments	Vacuum Technologies	Total Company
(in thousands)
Balance as of September 28, 2007	$192,794	$966	$193,760
Fiscal year 2008 acquisitions	5,927		5,927
Contingent payments on prior-year acquisitions	4,000	—	4,000
Foreign currency impacts and other adjustments	(108)	—	(108)

Balance as of December 28, 2007	$202,613	$966	$203,579

The following intangible assets have been recorded and are being amortized by the Company:

	December 28, 2007
	Gross	Accumulated Amortization	Net
(in thousands)
Intangible assets
Existing technology	$16,483	$(8,647)	$7,836
Patents and core technology	33,524	(11,593)	21,931
Trade names and trademarks	2,455	(1,710)	745
Customer lists	12,090	(9,659)	2,431
Other	3,043	(2,363)	680

Total	$67,595	$(33,972)	$33,623

	September 28, 2007
	Gross	Accumulated Amortization	Net
(in thousands)
Intangible assets
Existing technology	$16,611	$(8,235)	$8,376
Patents and core technology	29,908	(10,752)	19,156
Trade names and trademarks	2,458	(1,623)	835
Customer lists	11,866	(9,408)	2,458
Other	3,025	(2,278)	747

Total	$63,868	$(32,296)	$31,572

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization expense relating to intangible assets was $1.9 million and $2.3 million during the fiscal quarters ended December 28, 2007 and December 29, 2006, respectively. At December 28, 2007, estimated amortization expense for the remainder of fiscal year 2008 and for each of the five succeeding fiscal years and thereafter follows:

Estimated Amortization Expense
(in thousands)
Nine months ending October 3, 2008	$5,798
Fiscal year 2009	6,665
Fiscal year 2010	6,160
Fiscal year 2011	3,711
Fiscal year 2012	2,885
Fiscal year 2013	2,574
Thereafter	5,830

Total	$33,623

Note 8.	Restructuring Activities

Summary of Restructuring Plans. Between fiscal years 2003 and 2007, the Company committed to several restructuring plans in order to adjust its organizational structure, improve operational efficiencies and eliminate redundant or excess costs resulting from acquisitions or dispositions during those periods.

The following table sets forth changes in the Company’s aggregate liability relating to all restructuring plans (including the Fiscal Year 2007 Plan described below) during the first quarter of fiscal year 2008 as well as total restructuring expense and other related costs recorded since the inception of those plans:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at September 28, 2007	$2,222	$707	$2,929
Charges to expense, net	453	761	1,214
Cash payments	(181)	(131)	(312)
Foreign currency impacts and other adjustments	24	(24)	—

Balance at December 28, 2007	$2,518	$1,313	$3,831

Total expense since inception of plans
(in millions)
Restructuring expense			$18.8

Other restructuring-related costs (1)			$6.2

(1)	These costs related primarily to employee retention and relocation costs and accelerated depreciation of assets disposed upon the closure of facilities. Of the $6.2 million in other restructuring-related costs, $0.8 million was recorded in the first quarter of fiscal year 2008.

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

The following table sets forth changes in the Company’s restructuring liability relating to the foregoing plan during the first quarter of fiscal year 2008:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at September 28, 2007	$2,222	$—	$2,222
Charges to expense, net	453	761	1,214
Cash payments	(181)	(77)	(258)
Foreign currency impacts and other adjustments	24	(20)	4

Balance at December 28, 2007	$2,518	$664	$3,182

Total expense since inception of plan
(in millions)
Restructuring expense			$3.5

Other restructuring-related costs			$2.8

The restructuring charges of $1.2 million recorded during the first quarter of fiscal year 2008 related to employee termination benefits and costs associated with the closure of leased facilities. The Company also incurred $0.8 million in other restructuring-related costs which were comprised of $0.6 million in employee retention costs and $0.2 million in facilities-related costs including decommissioning costs and non-cash charges for accelerated depreciation of assets to be disposed upon the closure of facilities.

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

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in the Company’s estimated liability for product warranty during the fiscal quarters ended December 28, 2007 and December 29, 2006 follow:

	Fiscal Quarter Ended
	December 28, 2007	December 29, 2006
(in thousands)
Beginning balance	$12,454	$11,042
Charges to costs and expenses	1,167	656
Warranty expenditures and other adjustments	(1,095)	(381)

Ending balance	$12,526	$11,317

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

Credit Facilities. The Company maintains relationships with banks in many countries from whom it sometimes obtains bank guarantees and short-term standby letters of credit. These guarantees and letters of credit relate primarily to advance payments and deposits made to the Company’s subsidiaries by customers for which separate liabilities are recorded in the consolidated financial statements. As of December 28, 2007, a total of $21.5 million of these bank guarantees and letters of credit were outstanding. No amounts had been drawn by beneficiaries under these or any other outstanding guarantees or letters of credit as of that date.

Long-term Debt. As of both December 28, 2007 and September 28, 2007, the Company had a $25.0 million term loan outstanding with a U.S. financial institution at a fixed interest rate of 6.7%. The term loan contains certain covenants that limit future borrowings and the payment of cash dividends and require the maintenance of certain levels of working capital and operating results. The Company was in compliance with all restrictive covenants of the term loan agreement at December 28, 2007.

The following table summarizes future principal payments on borrowings under long-term debt outstanding as of December 28, 2007:

	Nine Months Ending Oct. 3, 2008	Fiscal Years
		2009	2010	2011	2012	2013	Thereafter	Total
(in thousands)
Long-term debt (including current portion)	$6,250	$—	$6,250	$—	$6,250	$—	$6,250	$25,000

Note 11.	Defined Benefit Retirement Plans

Net Periodic Pension Cost. The components of net periodic pension cost relating to the Company’s defined benefit retirement plans follow:

	Fiscal Quarter Ended
	December 28, 2007	December 29, 2006
(in thousands)
Service cost	$343	$334
Interest cost	723	626
Expected return on plan assets	(653)	(512)
Amortization of prior service cost and actuarial gains and losses	—	111

Net periodic pension cost	$413	$559

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employer Contributions. During the fiscal quarter ended December 28, 2007, the Company made contributions totaling $0.4 million to its defined benefit pension plans. The Company currently anticipates contributing an additional $1.0 million to these plans in the remaining nine months of fiscal year 2008.

Note 12.	Contingencies

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

For certain of these sites and facilities, various uncertainties make it difficult to assess the likelihood and scope of further environmental-related activities or claims or to estimate the future costs of such activities or claims if undertaken or asserted. As of December 28, 2007, it was nonetheless estimated that the Company’s share of the future exposure for environmental-related costs for these sites and facilities ranged in the aggregate from $1.1 million to $2.6 million (without discounting to present value). The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 5 years as of December 28, 2007. No amount in the foregoing range of estimated future costs is believed to be more probable of being incurred than any other amount in such range and the Company therefore had an accrual of $1.2 million as of December 28, 2007.

As to certain sites and facilities, sufficient knowledge has been gained to be able to better estimate the scope and certain costs of future environmental-related activities. As of December 28, 2007, it was estimated that the Company’s share of the future exposure for these environmental-related costs for these sites and facilities ranged in the aggregate from $3.0 million to $12.9 million (without discounting to present value). The time frame over which these costs are expected to be incurred varies with each site and facility, ranging up to approximately 22 years as of December 28, 2007. As to each of these sites and facilities, it was determined that a particular amount within the range of certain estimated costs was a better estimate of the future environmental-related cost than any other amount within the range and that the amount and timing of these future costs were reliably determinable. Together, these amounts totaled $5.9 million at December 28, 2007. The Company therefore had an accrual of $4.1 million as of December 28, 2007, which represents the best estimate of its share of these future environmental-related costs discounted at 4%, net of inflation. This accrual is in addition to the $1.2 million described in the preceding paragraph.

An insurance company has agreed to pay a portion of certain of VAI’s (now VMS’) future environmental-related costs for which the Company has an indemnification obligation and the Company therefore has a

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

long-term receivable of $1.0 million (discounted at 4%, net of inflation) in other assets as of December 28, 2007, for the Company’s share of such recovery. The Company has not reduced any environmental-related liability in anticipation of recoveries from third parties.

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

The following table summarizes the amount of share-based compensation expense by award type as well as the effect of this expense on net earnings and net earnings per share:

	Fiscal Quarter Ended
	December 28, 2007	December 29, 2006
(in thousands, except per share amounts)
Share-based compensation expense by award type:
Employee and non-employee director stock options	$(968)	$(2,078)
Employee stock purchase plan	(310)	(195)
Restricted (nonvested) stock (1)	(441)	(572)

Total share-based compensation expense (effect on earnings before income taxes)	(1,719)	(2,845)
Effect on income tax expense	564	1,023

Effect on net earnings	$(1,155)	$(1,822)

Effect on net earnings per share:
Basic	$(0.04)	$(0.06)

Diluted	$(0.04)	$(0.06)

(1)	Includes $81,000 in the fiscal quarter ended December 28, 2007 related to shares granted in connection with the Company’s fiscal 2007 restructuring plan.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Share-based compensation expense has been included in the Company’s unaudited condensed consolidated statement of earnings as follows:

	Fiscal Quarter Ended
	December 28, 2007	December 29, 2006
(in thousands)
Cost of sales	$124	$108
Selling, general and administrative	1,461	2,609
Research and development	134	128

Total	$1,719	$2,845

Employee Stock Options. During the fiscal quarter ended December 28, 2007, the Company granted 256,000 stock options to employees having a weighted-average exercise price of $69.44 and an estimated grant date fair value (net of expected forfeitures) of $5.3 million. During the fiscal quarter ended December 29, 2006, the Company granted 305,000 stock options to employees having a weighted-average exercise price of $45.06 and an estimated grant date fair value (net of expected forfeitures) of $3.9 million.

As of December 28, 2007, the unrecorded deferred share-based compensation balance related to stock options was $8.9 million. This amount will be recognized as expense using the straight-line attribution method over an estimated weighted-average amortization period of 1.5 years.

Restricted (Nonvested) Stock. During December 2007 and December 2006, the Company granted under the Omnibus Stock Plan (“OSP”) 42,250 and 47,200 shares, respectively, of restricted (nonvested) common stock to employees. The restricted stock granted during the fiscal quarters ended December 28, 2007 and December 29, 2006 had aggregate values of $2.9 million and $2.1 million, respectively, representing the fair market value of the restricted shares on their grant dates. These amounts are being recognized by the Company as share-based compensation expense ratably over their respective three-year vesting periods. During the fiscal quarter ended December 28, 2007, the Company recognized $0.4 million in share-based compensation expense relating to restricted stock grants, which included $0.1 million related to shares granted in connection with the Company’s Fiscal Year 2007 restructuring plan. During the fiscal quarter ended December 29, 2006, the Company recognized $0.6 million in share-based compensation expense relating to restricted stock grants.

As of December 28, 2007, there was a total of $4.3 million in unrecognized compensation expense related to restricted stock granted under the OSP. This expense is expected to be recognized over a weighted-average amortization period of 1.9 years.

Employee Stock Purchase Plan. During the fiscal quarters ended December 28, 2007 and December 29, 2006, employees purchased approximately 20,000 shares for $0.9 million and 25,000 shares for $0.9 million, respectively. As of December 28, 2007, a total of approximately 248,000 shares remained available for issuance under the ESPP.

Stock Repurchase Programs. In January 2007, the Company’s Board of Directors approved a stock repurchase program under which the Company was authorized to utilize up to $100 million to repurchase shares of its common stock. This repurchase program is effective through December 31, 2008. During the fiscal quarter ended December 28, 2007, the Company repurchased and retired 209,000 shares under this authorization at an aggregate cost of $14.3 million. As of December 28, 2007, the Company had remaining authorization to repurchase $36.1 million of its common stock under this program.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Stock Repurchases. During the fiscal quarter ended December 28, 2007, the Company retired 12,000 shares tendered to it by employees in settlement of employee tax withholding obligations due from those employees upon the vesting of restricted stock.

Note 14.	Income Taxes

Effective September 29, 2007 the Company adopted FIN 48, Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No 109, which addresses accounting for, and disclosure of, uncertain tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of the adoption of FIN 48, the Company reduced its liability for unrecognized tax benefits and increased deferred tax assets by $2.4 million and $0.6 million, respectively. These adjustments were aggregated and accounted for as a cumulative effect of a change in accounting principle, which resulted in an increase to retained earnings of $3.0 million. The total amount of unrecognized tax benefits excluding interest thereon as of the date of adoption was $6.9 million, substantially all of which would impact the effective tax rate if realized. The Company’s policy to include interest and penalties related to income taxes within income tax expense did not change as a result of implementing FIN 48. As of the date of adoption of FIN 48, the Company had accrued $0.7 million in income taxes payable for the payment of interest and penalties related to unrecognized tax benefits.

The Company’s U.S. federal, state and local income tax returns and non-U.S. income tax returns are subject to audit by relevant tax authorities. The Company’s income tax reporting periods beginning after fiscal year 2003 for the U.S. and after fiscal year 2001 for the Company’s major non-U.S. jurisdictions remain generally open to audit by relevant tax authorities. During the first quarter of fiscal year 2008, total unrecognized tax benefits were reduced by $1.3 million due to the lapse of certain statutes of limitations in the period and increased by $0.2 million due to current-year uncertain tax positions. These amounts resulted in a corresponding benefit in income tax expense in the period. In addition, income tax expense for the first quarter of fiscal year 2008 also included a net benefit of $0.1 million for a reduction in accrued interest and penalties.

At December 28, 2007, the total amount of unrecognized tax benefits was $5.8 million, substantially all of which would impact the effective tax rate if realized. Income taxes payable at December 28, 2007 included accrued interest and penalties of $0.5 million.

Although the timing and outcome of income tax audits is highly uncertain, the Company does not believe that its total unrecognized tax benefits will materially change in the next twelve months.

Note 15.	Net Earnings Per Share

Basic earnings per share are calculated based on net earnings and the weighted-average number of shares of common stock outstanding during the reported period. Diluted earnings per share are calculated similarly, except that the weighted-average number of common shares outstanding during the period are increased by the number of additional shares of common stock that would have been outstanding if dilutive potential shares of common stock had been issued. The dilutive effect of potential common stock (including outstanding stock options, unvested restricted stock, ESPP shares and non-employee director stock units) is reflected in diluted earnings per share by application of the treasury stock method, which includes consideration of share-based compensation as required by SFAS 123(R).

For the fiscal quarters ended December 28, 2007 and December 29, 2006, options to purchase 256,000 and 23,000 shares, respectively, were excluded from the calculation of diluted earnings per share as their effect was anti-dilutive.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of weighted-average basic shares outstanding to weighted-average diluted shares outstanding follows:

	Fiscal Quarter Ended
	December 28, 2007	December 29, 2006
(in thousands)
Weighted-average basic shares outstanding	30,330	30,601
Net effect of dilutive potential common stock	570	457

Weighted-average diluted shares outstanding	30,900	31,058

Note 16.	Industry Segments

For financial reporting purposes, the Company’s operations are grouped into two business segments: Scientific Instruments and Vacuum Technologies. The Scientific Instruments segment designs, develops, manufactures, markets, sells and services equipment and related software, consumable products, accessories and services for a broad range of life science and industrial (which includes environmental, food and energy) applications requiring identification, quantification and analysis of the composition or structure of liquids, solids or gases. The Vacuum Technologies segment designs, develops, manufactures, markets, sells and services vacuum products and related accessories and services used to create, contain, control, measure and test vacuum environments in a broad range of life science and industrial applications requiring ultra-clean or high-vacuum environments. These segments were determined in accordance with SFAS 131, Disclosures about Segments of an Enterprise and Related Information.

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

	Sales		Pretax Earnings
	Fiscal Quarter Ended		Fiscal Quarter Ended
	December 28, 2007	December 29, 2006	December 28, 2007	December 29, 2006
(in millions)
Scientific Instruments	$197.0	$176.9	$19.8	$18.9
Vacuum Technologies	40.4	41.0	7.7	8.4

Total industry segments	237.4	217.9	27.5	27.3
General corporate	—	—	(3.4)	(4.4)
Interest income	—	—	1.9	1.2
Interest expense	—	—	(0.4)	(0.5)

Total	$237.4	$217.9	$25.6	$23.6

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17.	Recent Accounting Pronouncements

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

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations, (“SFAS 141(R)”). SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations, but also provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also requires the recognition of assets acquired and liabilities assumed arising from contingencies, the capitalization of in-process research and development at fair value, and the expensing of acquisition-related costs as incurred. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the requirements of SFAS 141(R) and does not expect its adoption in the first quarter of fiscal year 2010 to have a material impact on the Company’s financial condition or results of operations. However, in the event that the Company completes acquisitions subsequent to its adoption of SFAS 141(R), the application of its provisions will likely have a material impact on the Company’s results of operations, although the Company is not currently able to estimate that impact.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled and presented in the consolidated financial statements. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. It is effective for fiscal years beginning after December 15, 2008, and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements are applied prospectively. The Company does not expect the adoption of SFAS 160 to have a material impact on its financial condition or results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution Regarding Forward-Looking Statements

Throughout this Report, and particularly in this Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations, there are forward-looking statements that are based upon our current expectations, estimates, and projections, and that reflect our beliefs and assumptions based upon information available to us at the date of this Report. In some cases, you can identify these statements by words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” and other similar terms. These forward-looking statements include (but are not limited to) those relating to the timing and amount of anticipated restructuring costs and related cost savings, as well as our expected effective annual tax rate and anticipated capital expenditures in fiscal year 2008.

We caution investors that forward-looking statements are only our current expectations about future events. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict. Our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements. Some of the important factors that could cause our results to differ are discussed in Item 1A—Risk Factors in our Annual Report on Form 10-K for the fiscal year ended September 28, 2007. We encourage you to read that section carefully.

Other risks and uncertainties that could cause actual results to differ materially from those in our forward-looking statements include, but are not limited to, the following: whether we will succeed in new product development, release, commercialization, performance and acceptance; whether we can achieve continued growth in sales for industrial applications and/or stronger growth in sales for life science applications; whether we can achieve continued sales growth in Europe and Asia Pacific and/or growth in sales in the U.S.; risks arising from the timing of shipments, installations and the recognition of revenues on certain magnet-based products, including nuclear magnetic resonance (“NMR”) spectroscopy systems, magnetic resonance (“MR”) imaging systems and fourier transform mass spectrometry (“FTMS”) systems and superconducting magnets; the impact of shifting product mix on profit margins; competitive products and pricing; economic conditions in our product and geographic markets; whether we will see continued and timely delivery of key raw materials and components by suppliers; foreign currency fluctuations that could adversely impact revenue growth and earnings; whether we will see continued investment in capital equipment; whether we will see reduced demand from customers that operate in cyclical industries; the impact of any delay or reduction in government funding for research; our ability to successfully evaluate, negotiate and integrate acquisitions; the actual costs, timing and benefits of restructuring activities (such as our Northern California facilities consolidation) and other efficiency improvement activities (such as our global procurement and outsourcing initiatives); variability in our effective income tax rate (due to factors including the timing and amount of discrete tax events and changes to unrecognized tax benefits); and other risks detailed from time to time in our filings with the U.S. Securities and Exchange Commission (the “SEC”). We disclaim any intent or obligation to update publicly any forward-looking statements, whether in response to new information, future events or otherwise.

Results of Operations

First Quarter of Fiscal Year 2008 Compared to First Quarter of Fiscal Year 2007

Segment Results

For financial reporting purposes, our operations are grouped into two reportable business segments: Scientific Instruments and Vacuum Technologies. The following table presents comparisons of our sales and operating earnings for each of those segments and in total for the first quarters of fiscal years 2008 and 2007:

	Fiscal Quarter Ended
	December 28, 2007		December 29, 2006		Increase (Decrease)
	$	% of Sales	$	% of Sales	$	%
(dollars in millions)
Sales by Segment:
Scientific Instruments	$197.0	83.0%	$176.9	81.2%	$20.1	11.4%
Vacuum Technologies	40.4	17.0	41.0	18.8	(0.6)	(1.6)

Total company	$237.4	100.0%	$217.9	100.0%	$19.5	8.9%

Operating Earnings by Segment:
Scientific Instruments	$19.8	10.1%	$18.9	10.7%	$0.9	5.0%
Vacuum Technologies	7.7	19.1	8.4	20.4	(0.7)	(7.8)

Total segments	27.5	11.6	27.3	12.5	0.2	1.0
General corporate	(3.4)	(1.4)	(4.4)	(2.0)	1.0	(22.3)

Total company	$24.1	10.2%	$22.9	10.5%	$1.2	5.5%

Scientific Instruments. The increase in Scientific Instruments sales was primarily attributable to higher sales volume, in particular from mass spectrometers and other analytical instruments. Sales increased into both industrial (which includes environmental, food and energy) and life science applications.

Scientific Instruments operating earnings for the first quarter of fiscal year 2008 included restructuring and other related costs of $2.0 million, acquisition-related intangible amortization of $1.8 million, share-based compensation expense of $0.8 million and amortization of $0.5 million related to inventory written up primarily in connection with the acquisition of IonSpec Corporation (“IonSpec”). In comparison, Scientific Instruments operating earnings for the first quarter of fiscal year 2007 included restructuring and other related costs of $0.1 million, acquisition-related intangible amortization of $2.2 million, share-based compensation expense of $1.0 million and amortization of $0.3 million related to inventory written up in connection with the acquisition of IonSpec. Excluding the impact of these items, operating earnings were flat as a percentage of sales. Higher costs relating to sales commissions on strong orders, new product introductions and other initiatives during the first quarter of fiscal year 2008 offset the positive impact of sales volume leverage (as the higher sales volume improved the absorption rate of fixed and semi-variable costs) and a favorable mix shift toward higher-margin products including mass spectrometers and consumables.

Vacuum Technologies. Vacuum Technologies had a very strong quarter in the first quarter of fiscal 2007 with revenues and operating profit margins highest of any quarter in that fiscal year. Compared to this strong year-ago quarter, sales remained relatively flat. A slight increase into industrial applications was more than offset by a decrease into the life sciences applications. Sales increased sequentially by 5.5% compared to the $38.3 million recorded in the fourth quarter of fiscal 2007.

Vacuum Technologies operating earnings for the first quarters of fiscal year 2008 and 2007 include the impact of share-based compensation expense of $0.1 million and $0.7 million, respectively. Excluding the impact of these items, the decrease in Vacuum Technologies operating earnings as a percentage of sales reflects the unusually strong results in the first quarter of fiscal year 2007.

Consolidated Results

The following table presents comparisons of our sales and other selected consolidated financial results for the first quarters of fiscal years 2007 and 2006:

	Fiscal Quarter Ended
	December 28, 2007		December 29, 2006		Increase (Decrease)
	$	% of Sales	$	% of Sales	$	%
(dollars in millions, except per share data)
Sales	$237.4	100.0%	$217.9	100.0%	$19.5	8.9%

Gross profit	107.3	45.2	99.7	45.7	7.6	7.6

Operating expenses:
Selling, general and administrative	66.0	27.8	61.2	28.0	4.8	7.8
Research and development	17.2	7.2	15.6	7.2	1.6	10.1

Total operating expenses	83.2	35.0	76.8	35.2	6.4	8.3

Operating earnings	24.1	10.2	22.9	10.5	1.2	5.5
Interest income	1.9	0.8	1.3	0.6	0.6	52.7
Interest expense	(0.4)	(0.2)	(0.5)	(0.3)	0.1	15.9
Income tax expense	(8.0)	(3.4)	(8.3)	(3.8)	0.3	2.7

Net Earnings	$17.6	7.4%	$15.4	7.0%	$2.2	14.5%

Net earnings per diluted share	$0.57		$0.49		$0.08

Sales. As discussed under the heading Segment Results above, sales by the Scientific Instruments and Vacuum Technologies segments in the first quarter of fiscal year 2008 increased (decreased) by 11.4% and (1.6)%, respectively, compared to the prior-year quarter. On a consolidated basis, sales grew 8.9% in the first quarter of fiscal year 2008, with solid sales growth for both industrial (which includes environmental, food and energy) and life science applications.

For geographic reporting purposes, we use four regions—North America (excluding Mexico), Europe (including the Middle East and Africa), Asia Pacific (including India) and Latin America (including Mexico). Sales by geographic region in the first quarters of fiscal years 2008 and 2007 were as follows:

	Fiscal Quarter Ended
	December 28, 2007		December 29, 2006		Increase (Decrease)
	$	% of Sales	$	% of Sales	$	%
(dollars in millions)
Sales by Geographic Region:
North America	$80.6	34.0%	$74.7	34.3%	$5.9	7.9%
Europe	96.2	40.5	94.1	43.2	2.1	2.2
Asia Pacific	47.8	20.1	41.1	18.8	6.7	16.4
Latin America	12.8	5.4	8.0	3.7	4.8	59.4

Total company	$237.4	100.0%	$217.9	100.0%	$19.5	8.9%

The sales increase in North America was primarily driven by higher sales of low-volume, high-selling price magnet-based products and, to a lesser extent, analytical instruments, which were partially offset by lower sales of vacuum products. The increase in sales in Europe was primarily attributable to stronger demand for our analytical instruments and consumables, but was partially offset by lower sales of low-volume, high-selling price magnet-based products and vacuum products. The increases in sales in Asia Pacific and Latin America were primarily attributable to stronger demand across a broad range of products, in particular analytical instruments and vacuum products. The weaker U.S. dollar also had a positive effect on the reported sales increases in Europe, Asia Pacific and Latin America.

As described above, the increase in North American sales was more pronounced and the increase in European sales was less pronounced compared to the prior-year quarter due to the timing of sales of certain low-volume, high-selling price magnet-based products. We do not consider these geographic shifts to be indicative of any particular trend for magnet-based products as a whole, but rather to be reflective of the variability in results that these low-volume, high-selling price magnet-based products can create.

Gross Profit. Gross profit for the first quarter of fiscal year 2008 reflects the impact of $1.4 million in amortization expense relating to acquisition-related intangible assets, $0.5 million in amortization expense related to inventory written up primarily in connection with the IonSpec acquisition, $0.5 million in restructuring and other related costs and share-based compensation expense of $0.1 million. In comparison, gross profit for the first quarter of fiscal year 2007 reflects the impact of $1.3 million in amortization expense relating to acquisition-related intangible assets, $0.3 million in amortization expense related to inventory written up in connection with the IonSpec acquisition and share-based compensation expense of $0.1 million. Excluding the impact of these items, the gross profit percentage was relatively flat.

Selling, General and Administrative. Selling, general and administrative expenses for the first quarter of fiscal year 2008 included $0.4 million in amortization expense relating to acquisition-related intangible assets, $1.2 million in restructuring and other related costs and $1.4 million in share-based compensation expense. In comparison, selling, general and administrative expenses for the first quarter of fiscal year 2007 included $0.9 million in amortization expense relating to acquisition-related intangible assets, $0.1 million in restructuring and other related costs and $2.6 million in share-based compensation expense. Excluding the impact of these items, selling, general and administrative expenses as a percentage of sales were relatively flat. Higher costs relating to sales commissions on strong orders, new product introductions and other initiatives during the first quarter of fiscal year 2008 offset the positive impact of sales volume leverage (as the higher sales volume improved the absorption rate of fixed and semi-variable costs) and a favorable mix shift toward higher-margin products including mass spectrometers and consumables.

Research and Development. Research and development expenses for the first quarter of fiscal year 2008 reflect the impact of share-based compensation expense of $0.1 million and $0.3 million in restructuring and other related costs. In comparison, research and development expenses for the first quarter of fiscal year 2007 reflect the impact of share-based compensation expense of $0.1 million. Excluding the impact of these items, research and development expenses were flat as a percentage of sales.

Restructuring Activities. Between fiscal years 2003 and 2007, we committed to several restructuring plans in order to adjust our organizational structure, improve operational efficiencies and eliminate redundant or excess costs resulting from acquisitions or dispositions during those periods. From the respective inception dates of these plans through December 28, 2007, we have incurred a total of $18.8 million in restructuring expense and a total of $6.2 million in other costs related directly to those plans (comprised primarily of employee retention and relocation costs and accelerated depreciation of assets disposed upon the closure of facilities). During the first quarter of fiscal year 2008, there was no significant activity under these plans except for the fiscal year 2007 plan as described below.

Fiscal Year 2007 Plan. During the third quarter of fiscal year 2007, we committed to a plan to combine and optimize the development and assembly of most of our NMR and mass spectrometry products, to further centralize related administration and other functions and to reallocate certain resources toward more rapidly growing product lines and geographies. As part of the plan, we are creating an information rich detection (“IRD”) center in Walnut Creek, California, where NMR operations currently located in Palo Alto, California will be integrated with mass spectrometry operations already located in Walnut Creek. Merging our IRD talent base into this single location will capitalize on our strength in NMR and mass spectrometry and enhance our ability to develop innovative IRD solutions that are more powerful, complementary, routine and user-friendly. Underscoring our commitment to IRD and the benefits that a combined location and organization will provide, we will invest in a new 45,000 square foot building and a substantial remodel of an existing building there to house the IRD center.

As a result of the plan, a number of employee positions have been or will be relocated or eliminated and certain facilities will be consolidated. These actions primarily impact the Scientific Instruments segment and involve the elimination of between approximately 40 and 60 positions. We expect these activities to be completed during the first half of fiscal year 2009.

Restructuring and other related costs associated with this plan include one-time employee termination benefits, employee retention payments, costs to relocate facilities (including decommissioning costs, moving costs and temporary facility/storage costs), accelerated depreciation of fixed assets to be disposed as a result of facilities actions and lease termination costs.

The following table sets forth changes in our restructuring liability relating to the foregoing plan during the first quarter of fiscal year 2008:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at September 28, 2007	$2,222	$—	$2,222
Charges to expense, net	453	761	1,214
Cash payments	(181)	(77)	(258)
Foreign currency impacts and other adjustments	24	(20)	4

Balance at December 28, 2007	$2,518	$664	$3,182

Total expense since inception of plan
(in millions)
Restructuring expense			$3.5

Other restructuring related costs			$2.8

The restructuring charges of $1.2 million recorded during the first quarter of fiscal year 2008 related to employee termination benefits and costs associated with the closure of leased facilities. We also incurred $0.8 million in other restructuring-related costs which were comprised of $0.6 million in employee retention costs and $0.2 million in facilities-related costs including decommissioning costs and a non-cash charge for accelerated depreciation of assets to be disposed upon the closure of facilities.

Interest Income. The increase in interest income was primarily due to higher average invested cash balances and higher rates of interest on those balances during the first quarter of fiscal year 2008 compared to the first quarter of fiscal year 2007.

Income Tax Expense. The effective income tax rate was 31.4% for the first quarter of fiscal year 2008, compared to 35.0% for the first quarter of fiscal year 2007. The lower effective tax rate in the first quarter of fiscal year 2008 was primarily due to the release of $1.5 million in tax reserves resulting from the positive outcome of tax uncertainties during that period. Excluding the impact of this item, the effective income tax rate for the first quarter of fiscal year 2008 was higher than the rate for the first quarter of fiscal year 2007 due primarily to U.S. state taxes on intercompany dividends, a write-down of non-U.S. deferred tax assets resulting from an income tax rate reduction that was approved during the current quarter and the expiration of the U.S. federal research and development tax credit during the first quarter of fiscal year 2008.

We currently expect our effective income tax rate to be between 34.5% and 35.5% for the full fiscal year 2008.

Net Earnings. Net earnings for the first quarter of fiscal year 2008 reflect the impact of $1.6 million in share-based compensation expense, $1.8 million in acquisition-related intangible amortization, $2.0 million in restructuring and other related costs and $0.5 million in amortization related to inventory written up primarily in connection with the acquisition of IonSpec. Net earnings for the first quarter of fiscal year 2007 reflect the impact of $2.8 million in share-based compensation expense, $2.2 million in acquisition-related intangible amortization, $0.1 million in restructuring and other related costs and $0.3 million in amortization related to inventory written up in connection with the acquisition of IonSpec. Excluding the impact of these items, the increase in net earnings resulted primarily from higher sales volume, higher interest income and the impact of the lower effective income tax rate in the first quarter of fiscal year 2008.

Liquidity and Capital Resources

We generated $17.1 million of cash from operating activities in the first quarter of fiscal year 2008, compared to $22.4 million generated in the first quarter of fiscal year 2007. The decrease in cash from operating activities was primarily driven by a relative increase in inventories ($9.5 million), partially offset by a relative decrease in accounts receivable ($3.7 million) and higher net earnings ($2.2 million). The relative increase in inventories was primarily due to a build-up of inventory to support increased orders during the first quarter of fiscal 2008, new product introductions and the transition of certain products to new manufacturing locations. The relative decrease in accounts receivable was primarily due to higher collections in the first quarter of fiscal year 2008.

We used $13.1 million of cash for investing activities in the first quarter of fiscal year 2008, which compares to $4.9 million used for investing activities in the first quarter of fiscal year 2007. The increase in cash used for investing activities in the first quarter of fiscal year 2008 was primarily the result of the acquisition in November 2007 of certain assets and assumed certain liabilities of Analogix, Inc. (the “Analogix Business”).

We used $3.4 million of cash for financing activities in the first quarter of fiscal year 2008, which compares to $35.0 million used for financing activities in the first quarter of fiscal year 2007. The decrease in cash used for financing activities was primarily due to lower expenditures to repurchase and retire common stock (such expenditures were made in both periods as a result of a continued effort to utilize excess cash to reduce the number of outstanding common shares). Compared to the year-ago quarter, higher proceeds from the issuance of common stock due to higher stock option exercise volume also contributed to the net decrease in cash used for financing activities during the first quarter of fiscal year 2008.

We maintain relationships with banks in many countries from whom we sometimes obtain bank guarantees and short-term standby letters of credit. These guarantees and letters of credit relate primarily to advance payments and deposits made to our subsidiaries by customers for which separate liabilities are recorded in the consolidated financial statements. As of December 28, 2007, a total of $21.5 million of these bank guarantees and letters of credit were outstanding. No amounts had been drawn by beneficiaries under these or any other outstanding guarantees or letters of credit as of that date.

As of both December 28, 2007 and September 28, 2007, we had a $25.0 million term loan outstanding with a U.S. financial institution at a fixed interest rate of 6.7%. The term loan contains certain covenants that limit future borrowings and the payment of cash dividends and require the maintenance of certain levels of working capital and operating results. We were in compliance with all restrictive covenants of the term loan agreement at December 28, 2007.

In connection with certain acquisitions, we have accrued but not yet paid a portion of the purchase price that has been retained to secure the respective sellers’ indemnification obligations.

The following table summarizes outstanding purchase price amounts retained and the date they will become payable (net of any indemnification claims) as of December 28, 2007:

Acquired Business	Retained Amount	Date Payable
Analogix Business	$1.3 million	November 2009
IonSpec	$0.7 million	February 2008

As of December 28, 2007, up to a maximum of $33.3 million could be payable through December 2010 under contingent consideration arrangements relating to acquired businesses. Amounts subject to these arrangements can be earned over the respective measurement period, depending on the performance of the acquired business relative to certain financial and/or operational targets.

The following table summarizes key terms of outstanding contingent consideration arrangements as of December 28, 2007:

Acquired Business	Remaining Amount Available (maximum)	Measurement Period	Measurement Period End Date
Analogix Business	$4.0 million	3 years	December 2010
IonSpec	$14.0 million	3 years	April 2009
Polymer Labs	$15.3 million	3 years	December 2008

In addition to the above amounts, we accrued $4.0 million in the first quarter of fiscal year 2008 for the final contingent consideration payment relating to the Magnex Scientific Limited (“Magnex”) business acquired in November 2004. This amount will be paid during the second quarter of fiscal year 2008.

The Distribution Agreement provides that we are responsible for certain litigation to which VAI was a party, and further provides that we will indemnify VMS and VSEA for one-third of the costs, expenses, and other liabilities relating to certain discontinued, former, and corporate operations of VAI, including certain environmental liabilities (see Note 12 of the Notes to the Unaudited Condensed Consolidated Financial Statements).

We had no material non-cancelable commitments for capital expenditures as of December 28, 2007. In the aggregate, we currently anticipate that our capital expenditures will be about 3.5% of sales for the full fiscal year 2008.

As discussed above, in April 2007, we committed to a plan (the “Fiscal Year 2007 Plan”) to combine and optimize the development and assembly of most of our NMR and mass spectrometry products, to further centralize related administration and other functions and to reallocate certain resources toward more rapidly growing product lines and geographies. In connection with this plan, we expect to make capital expenditures of up to $25 million, which began in the fourth quarter of fiscal year 2007 and will continue through the first half of fiscal year 2009. We expect that a significant portion of these expenditures will fall within our typical capital spending pattern (of approximately 3% of sales) measured over a two-year period. We also expect to incur total restructuring and other related costs associated with this plan of between $9.5 million and $14.5 million, of which $4.3 million was incurred in fiscal year 2007 and $2.0 million was incurred in the first quarter of fiscal year 2008. Some portion of these costs is expected to be settled through the second quarter of fiscal year 2009, except for certain lease termination-related costs, which might be settled as late as the fourth quarter of fiscal year 2012. A total of $8.0 million to $12.5 million of these costs are expected to result in cash expenditures.

In January 2007, our Board of Directors approved a stock repurchase program under which we are authorized to utilize up to $100 million to repurchase shares of our common stock. This repurchase program is effective until December 31, 2008. During the first quarter of fiscal year 2008, we repurchased and retired 209,000 shares under this repurchase program at an aggregate cost of $14.3 million. As of December 28, 2007, we had remaining authorization to repurchase $36.1 million of our common stock under this program.

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

Contractual Obligations and Other Commercial Commitments

The following table summarizes the amount and estimated timing of future cash expenditures relating to principal payments on outstanding long-term debt, minimum rentals due for certain facilities and other leased assets under long-term, non-cancelable operating leases and other long-term liabilities as of December 28, 2007:

	Nine Months Ending Oct. 3, 2008	Fiscal Years
		2009	2010	2011	2012	2013	Thereafter	Total
(in thousands)
Operating leases	$6,943	$6,826	$4,665	$2,524	$2,153	$1,795	$3,814	$28,720
Long-term debt (including current portion)	6,250	—	6,250	—	6,250	—	6,250	25,000
Other long-term liabilities	575	3,217	2,931	4,253	2,749	2,652	24,558	40,935

Total	$13,768	$10,043	$13,846	$6,777	$11,152	$4,447	$34,622	$94,655

As of December 28, 2007, we did not have any off-balance sheet commercial commitments that could result in a significant cash outflow upon the occurrence of some contingent event, except for contingent payments of up to a maximum of $33.3 million related to acquisitions as discussed under Liquidity and Capital Resources above, the specific amounts of which are not currently determinable.

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

In December 2007, the FASB issued SFAS 141(revised 2007), Business Combinations, (“SFAS 141(R)”). SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations, but also provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also requires the recognition of assets acquired and liabilities assumed arising from contingencies, the capitalization of in-process research and development at fair value, and the expensing of acquisition-related costs as incurred. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the requirements of SFAS 141(R) and do not expect its adoption in the first quarter of fiscal year 2010 to have a material impact on our financial condition or results of operations. However, in the event that we complete acquisitions subsequent to our adoption of SFAS 141(R), the application of its provisions will likely have a material impact on our results of operations, although we are not currently able to estimate that impact.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled and presented in the consolidated financial statements. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. It is effective for fiscal years beginning after December 15, 2008, and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements are applied prospectively. We do not expect the adoption of SFAS 160 to have a material impact on our financial condition or results of operations.

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

At December 28, 2007, there were no outstanding forward contracts designated as cash flow hedges of forecasted transactions. During the first quarter of fiscal year 2008, no foreign exchange gains or losses from cash flow hedge ineffectiveness were recognized.

Our foreign exchange forward contracts generally range from one to 12 months in original maturity. A summary of all foreign exchange forward contracts that were outstanding as of December 28, 2007 follows:

	Notional Value Sold	Notional Value Purchased
(in thousands)
Australian dollar	$—	$36,849
Euro	—	26,532
British pound	—	9,363
Canadian dollar	2,912	—
Japanese yen	2,309	—

Total	$5,221	$72,744

Interest Rate Risk. We have no material exposure to market risk for changes in interest rates. We invest any excess cash primarily in short-term U.S. Treasury securities and money market funds, and changes in interest rates would not be material to our financial condition or results of operations. We enter into debt obligations principally to support general corporate purposes, including working capital requirements, capital expenditures and acquisitions. At December 28, 2007, our debt obligations had fixed interest rates.

Based upon rates currently available to us for debt with similar terms and remaining maturities, the carrying amounts of long-term debt approximate their estimated fair values.

Although payments under certain of our operating leases for our facilities are tied to market indices, we are not exposed to material interest rate risk associated with our operating leases.

Debt Obligations.

Principal Amounts and Related Weighted-Average Interest Rates By Year of Maturity

	Nine Months Ending Oct. 3, 2008	Fiscal Years
		2009	2010	2011	2012	2013	Thereafter	Total
(dollars in thousands)
Long-term debt (including current portion)	$6,250	$—	$6,250	$—	$6,250	$—	$6,250	$25,000
Average interest rate	6.7%	—%	6.7%	—%	6.7%	—%	6.7%	6.7%

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

Disclosure Controls and Procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our Chief Executive Officer and the Chief Financial Officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q (December 28, 2007), our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the first quarter of our fiscal year 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1A.	Risk Factors

See Item 1A—Risk Factors presented in our Annual Report on Form 10-K for the fiscal year ended September 28, 2007, which we encourage you to carefully consider.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)    The following table summarizes information relating to our stock repurchases during the first quarter of fiscal year 2008:

Fiscal Month	Shares Repurchased (1)	Average Price Per Share (1)	Total Value of Shares Repurchased as Part of Publicly Announced Plan (2)(3)	Maximum Total Value of Shares that May Yet Be Purchased Under the Plan
(In thousands, except per share amounts)
Balance – September 28, 2007				$50,392
September 29, 2007 – October 26, 2007	—	$—	$—	50,392
October 27, 2007 – November 23, 2007	45	68.14	3,073	47,319
November 24, 2007 – December 28, 2007	176	68.55	11,182	$36,137

Total shares repurchased	221	$68.47	$14,255

(1)	Includes 12,000 shares tendered to the Company by employees in settlement of employee tax withholding obligations due from those employees upon the vesting of restricted stock.
(2)	In January 2007, our Board of Directors approved a stock repurchase program under which we were authorized to utilize up to $100 million to repurchase shares of our common stock. This repurchase program is effective through December 31, 2008.
(3)	Excludes commissions on repurchases.

Item 6.	Exhibits

(a)	Exhibits.

Incorporated by Reference
Exhibit No.		Exhibit Description	Form	Date	Exhibit Number	Filed Herewith
10.5	*	Varian, Inc. Omnibus Stock Plan, as amended and restated as of November 8, 2007	8-K	February 1, 2008	10.1

10.17	*	Form of Restricted Stock Agreement between Varian, Inc. and Executive Officers (used beginning November 8, 2007)				X

10.26	*	Description of Compensatory Arrangements Between Varian, Inc. and Non-Employee Directors	8-K	February 1, 2008	10.2

10.28	*	Description of Certain Compensatory Arrangements Between Varian S.p.A. and Sergio Piras				X

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARIAN, INC.
(Registrant)

Date: February 4, 2008	By:	/s/ G. EDWARD MCCLAMMY
G. Edward McClammy
Senior Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)