Form 10-Q
period 2008-03-28
VARIAN INC
filed 2008-05-06
CIK 1079028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2008

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

The number of shares of the registrant’s common stock outstanding as of May 2, 2008 was 29,529,663.

VARIAN, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 28, 2008

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

VARIAN, INC. AND SUBSIDIARY COMPANIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

(In thousands, except per share amounts)

	Fiscal Quarter Ended		Six Months Ended
	March 28, 2008	March 30, 2007	March 28, 2008	March 30, 2007
Sales
Products	$214,648	$199,537	$418,823	$388,680
Services	33,517	30,393	66,773	59,188

Total sales	248,165	229,930	485,596	447,868

Cost of sales
Products	115,953	108,119	227,110	210,139
Services	19,336	16,316	38,308	32,535

Total cost of sales	135,289	124,435	265,418	242,674

Gross profit	112,876	105,495	220,178	205,194

Operating expenses
Selling, general and administrative	67,603	65,255	133,583	126,456
Research and development	18,190	16,103	35,370	31,713

Total operating expenses	85,793	81,358	168,953	158,169

Operating earnings	27,083	24,137	51,225	47,025
Impairment of private company equity investment (Note 14)	(3,018)	—	(3,018)	—
Interest income	1,751	1,368	3,688	2,637
Interest expense	(435)	(456)	(884)	(990)

Earnings before income taxes	25,381	25,049	51,011	48,672
Income tax expense	9,594	8,767	17,640	17,035

Net earnings	$15,787	$16,282	$33,371	$31,637

Net earnings per share:
Basic	$0.53	$0.54	$1.11	$1.04

Diluted	$0.52	$0.53	$1.09	$1.02

Shares used in per share calculations:
Basic	29,830	30,420	30,080	30,504

Diluted	30,243	30,932	30,598	30,956

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

VARIAN, INC. AND SUBSIDIARY COMPANIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands, except par value amounts)

	March 28, 2008	September 28, 2007
ASSETS
Current assets
Cash and cash equivalents	$157,423	$196,396
Accounts receivable, net	201,328	187,429
Inventories	172,446	140,533
Deferred taxes	38,415	38,068
Prepaid expense and other current assets	19,158	17,332

Total current assets	588,770	579,758
Property, plant and equipment, net	113,389	110,792
Goodwill	208,118	193,760
Intangible assets, net	32,445	31,572
Other assets	18,756	20,951

Total assets	$961,478	$936,833

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current portion of long-term debt	$6,250	$6,250
Accounts payable	79,252	72,588
Deferred profit	9,290	13,641
Accrued liabilities	168,546	159,109

Total current liabilities	263,338	251,588
Long-term debt	18,750	18,750
Deferred taxes	4,039	4,050
Other liabilities	42,835	44,358

Total liabilities	328,962	318,746

Commitments and contingencies (Notes 5, 6, 8, 9, 10, 11, 12 and 15)

Stockholders’ equity
Preferred stock—par value $0.01, authorized—1,000 shares; issued—none	—	—
Common stock—par value $0.01, authorized—99,000 shares; issued and outstanding—29,481 shares at March 28, 2008 and 30,345 shares at September 28, 2007	357,214	351,330
Retained earnings	179,607	199,471
Accumulated other comprehensive income	95,695	67,286

Total stockholders’ equity	632,516	618,087

Total liabilities and stockholders’ equity	$961,478	$936,833

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

VARIAN, INC. AND SUBSIDIARY COMPANIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Six Months Ended
	March 28, 2008	March 30, 2007
Cash flows from operating activities
Net earnings	$33,371	$31,637
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	13,279	14,072
Gain on disposition of property, plant and equipment	(298)	(207)
Impairment of private company equity investment	3,018	—
Share-based compensation expense	4,822	5,714
Deferred taxes	(1,656)	(1,146)
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	(1,732)	1,330
Inventories	(23,718)	(7,004)
Prepaid expenses and other current assets	(992)	—
Other assets	(35)	(75)
Accounts payable	3,287	(3,763)
Deferred profit	(4,474)	(455)
Accrued liabilities	3,813	(8,001)
Other liabilities	1,047	2,265

Net cash provided by operating activities	29,732	34,367

Cash flows from investing activities
Proceeds from sale of property, plant and equipment	787	3,154
Purchase of property, plant and equipment	(9,208)	(5,970)
Purchase of businesses, net of cash acquired	(15,209)	(4,781)
Private company equity investments	(18)	—

Net cash used in investing activities	(23,648)	(7,597)

Cash flows from financing activities
Repayment of debt	—	(1,250)
Repurchase of common stock	(71,523)	(51,955)
Issuance of common stock	13,233	20,209
Excess tax benefit from share-based plans	2,963	5,747
Transfers to Varian Medical Systems, Inc.	(422)	(348)

Net cash used in financing activities	(55,749)	(27,597)

Effect of exchange rate changes on cash and cash equivalents	10,692	6,974

Net (decrease) increase in cash and cash equivalents	(38,973)	6,147
Cash and cash equivalents at beginning of period	196,396	154,155

Cash and cash equivalents at end of period	$157,423	$160,302

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Unaudited Interim Condensed Consolidated Financial Statements

These unaudited interim condensed consolidated financial statements of Varian, Inc. and its subsidiary companies (collectively, the “Company”) have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The September 28, 2007 balance sheet data was derived from audited financial statements, but does not include all disclosures required in audited financial statements by U.S. GAAP. These unaudited interim condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2007 filed with the SEC. In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. The results of operations for the six months ended March 28, 2008 are not necessarily indicative of the results to be expected for a full year or for any other periods.

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

Fiscal Periods. The Company’s fiscal years reported are the 52- or 53-week periods ending on the Friday nearest September 30. Fiscal year 2008 will comprise the 53-week period ending October 3, 2008, and fiscal year 2007 was comprised of the 52-week period ended September 28, 2007. The fiscal quarters and six months ended March 28, 2008 and March 30, 2007 each comprised 13 weeks and 26 weeks, respectively.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive Income. A summary of the components of the Company’s comprehensive income follows:

	Fiscal Quarter Ended		Six Months Ended
	March 28, 2008	March 30, 2007	March 28, 2008	March 30, 2007
(in thousands)
Net earnings	$15,787	$16,282	$33,371	$31,637
Other comprehensive income:
Currency translation adjustment	27,583	4,001	28,407	18,767

Total other comprehensive income	27,583	4,001	28,407	18,767

Total comprehensive income	$43,370	$20,283	$61,778	$50,404

Note 4.	Balance Sheet Detail

	Fiscal Quarter End
	March 28, 2008	September 28, 2007
(in thousands)
Inventories
Raw materials and parts	$79,880	$64,130
Work in process	28,517	24,842
Finished goods	64,049	51,561

Total	$172,446	$140,533

Note 5.	Forward Exchange Contracts

The Company enters into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations on assets and liabilities denominated in non-functional currencies. These contracts are accounted for under Statement of Financial Accounting Standards (“SFAS”) 133, Accounting for Derivative Instruments and Hedging Activities. Typically, gains and losses on these contracts are substantially offset by transaction losses and gains on the underlying balances being hedged. During the fiscal quarter and six months ended March 28, 2008, net foreign currency gains relating to these arrangements were $0.6 million and $0.9 million, respectively. During the fiscal quarter and six months ended March 30, 2007, net foreign currency losses relating to these arrangements were $0.5 million and $0.8 million, respectively. These amounts were recorded in selling, general and administrative expenses.

From time to time, the Company also enters into foreign exchange forward contracts to minimize the impact of foreign currency fluctuations on forecasted transactions. These contracts are designated as cash flow hedges under SFAS 133. At March 28, 2008, there were no outstanding foreign exchange forward contracts designated as cash flow hedges of forecasted transactions. During the fiscal quarters and six months ended March 28, 2008 and March 30, 2007, no foreign exchange gains or losses from hedge ineffectiveness were recognized.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s foreign exchange forward contracts generally range from one to 12 months in original maturity. A summary of all foreign exchange forward contracts that were outstanding as of March 28, 2008 follows:

	Notional Value Sold	Notional Value Purchased
(in thousands)
Euro	$—	$30,788
Australian dollar	—	44,803
British pound	—	9,716
Japanese yen	5,586	—
Canadian dollar	3,569	—

Total	$9,155	$85,307

Note 6.	Acquisitions

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

Contingent Consideration Arrangements. The Company is, from time to time, obligated to pay additional cash purchase price amounts in the event that certain financial or operational milestones are met by acquired businesses. As of March 28, 2008, up to a maximum of $33.3 million could be payable through December 2010 under contingent consideration arrangements relating to acquired businesses. Amounts subject to these arrangements can be earned over the respective measurement period, depending on the performance of the acquired business relative to certain financial and/or operational targets.

The following table summarizes key terms of outstanding contingent consideration arrangements as of March 28, 2008:

Acquired business	Remaining Amount Available (maximum)	Measurement period	Measurement period end date
Analogix	$ 4.0 million	3 years	December 2010
IonSpec	$14.0 million	3 years	April 2009
Polymer Labs	$15.3 million	3 years	December 2008

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7.	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for each of the Company’s reporting segments in the first six months of fiscal year 2008 were as follow:

	Scientific Instruments	Vacuum Technologies	Total Company
(in thousands)
Balance as of September 28, 2007	$192,794	$966	$193,760
Fiscal year 2008 acquisitions	5,772	—	5,772
Contingent payments on prior-year acquisitions	4,057	—	4,057
Foreign currency impacts and other adjustments	4,529	—	4,529

Balance as of March 28, 2008	$207,152	$966	$208,118

As required by SFAS 142, Goodwill and Other Intangible Assets, the Company performs an annual goodwill impairment assessment. This assessment is performed in the second quarter of each fiscal year. During the fiscal quarter ended March 28, 2008, the Company completed its annual impairment test and determined that there was no impairment of goodwill.

The following intangible assets have been recorded and are being amortized by the Company:

	March 28, 2008
	Gross	Accumulated Amortization	Net
(in thousands)
Intangible assets
Existing technology	$16,786	$(9,259)	$7,527
Patents and core technology	34,224	(12,763)	21,461
Trade names and trademarks	2,457	(1,800)	657
Customer lists	12,238	(10,081)	2,157
Other	3,174	(2,531)	643

Total	$68,879	$(36,434)	$32,445

	September 28, 2007
	Gross	Accumulated Amortization	Net
(in thousands)
Intangible assets
Existing technology	$16,611	$(8,235)	$8,376
Patents and core technology	29,908	(10,752)	19,156
Trade names and trademarks	2,458	(1,623)	835
Customer lists	11,866	(9,408)	2,458
Other	3,025	(2,278)	747

Total	$63,868	$(32,296)	$31,572

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization expense relating to intangible assets was $2.0 million and $3.8 million during the fiscal quarter and six months ended March 28, 2008, respectively. Amortization expense relating to intangible assets was $2.0 million and $4.3 million during the fiscal quarter and six months ended March 30, 2007, respectively. At March 28, 2008, estimated amortization expense for the remainder of fiscal year 2008 and for each of the five succeeding fiscal years and thereafter follows:

Estimated Amortization Expense
(in thousands)
Six months ending October 3, 2008	$3,905
Fiscal year 2009	6,804
Fiscal year 2010	6,299
Fiscal year 2011	3,814
Fiscal year 2012	2,974
Fiscal year 2013	2,662
Thereafter	5,987

Total	$32,445

Note 8.	Restructuring Activities

Summary of Restructuring Plans. Between fiscal years 2003 and 2007, the Company committed to several restructuring plans in order to adjust its organizational structure, improve operational efficiencies and eliminate redundant or excess costs resulting from acquisitions or dispositions during those periods.

The following table sets forth changes in the Company’s aggregate liability relating to all restructuring plans (including the Fiscal Year 2007 Plan described below) during the first and second quarters of fiscal year 2008 as well as total restructuring expense and other related costs recorded since the inception of those plans:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at September 28, 2007	$2,222	$707	$2,929
Charges to expense, net	453	761	1,214
Cash payments	(181)	(131)	(312)
Foreign currency impacts and other adjustments	24	(24)	—

Balance at December 28, 2007	2,518	1,313	3,831
Charges to expense, net	51	—	51
Cash payments	(1,020)	(65)	(1,085)
Foreign currency impacts and other adjustments	36	138	174

Balance at March 28, 2008	$1,585	$1,386	$2,971

Total expense since inception of plans
(in millions)
Restructuring expense			$18.9

Other restructuring-related costs (1)			$6.7

(1)	These costs related primarily to employee retention and relocation costs and accelerated depreciation of assets disposed upon the closure of facilities. Of the $6.7 million in other restructuring-related costs, $0.5 million and $1.3 million were recorded in the fiscal quarter and six months ended March 28, 2008, respectively.

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

The following table sets forth changes in the Company’s restructuring liability relating to the foregoing plan during the first and second quarters of fiscal year 2008:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at September 28, 2007	$2,222	$—	$2,222
Charges to expense, net	453	761	1,214
Cash payments	(181)	(77)	(258)
Foreign currency impacts and other adjustments	24	(20)	4

Balance at December 28, 2007	2,518	664	3,182
Charges to expense, net	51	—	51
Cash payments	(1,020)	(44)	(1,064)
Foreign currency impacts and other adjustments	36	136	172

Balance at March 28, 2008	$1,585	$756	$2,341

Total expense since inception of plan
(in millions)
Restructuring expense			$3.6

Other restructuring-related costs			$3.3

The restructuring charges of $0.1 million and $1.3 million recorded during the fiscal quarter and six months ended March 28, 2008, related to employee termination benefits and costs associated with the closure of leased facilities. The Company also incurred $0.5 million and $1.3 million in other restructuring-related costs during the fiscal quarter and six months ended March 28, 2008, respectively. These costs were related to employee retention costs and facilities-related costs including decommissioning costs and non-cash charges for accelerated depreciation of assets to be disposed upon the closure of facilities.

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

Changes in the Company’s estimated liability for product warranty during the six months ended March 28, 2008 and March 30, 2007 follow:

	Six Months Ended
	March 28, 2008	March 30, 2007
(in thousands)
Beginning balance	$12,454	$11,042
Charges to costs and expenses	1,972	2,743
Warranty expenditures and other adjustments	(1,451)	(2,040)

Ending balance	$12,975	$11,745

Indemnification Obligations. Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, requires a guarantor to recognize a liability for and/or disclose obligations it has undertaken in relation to the issuance of the guarantee. Under this guidance, arrangements involving indemnification clauses are subject to the disclosure requirements of FIN 45 only.

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

The Company is subject to certain indemnification obligations to Jabil in connection with the Company’s sale of its Electronics Manufacturing Business to Jabil. These indemnification obligations cover certain aspects of the Company’s conduct of the Electronics Manufacturing Business prior to its sale to Jabil, including, but not limited to, tax and environmental matters. The agreement containing these indemnification obligations is disclosed as an exhibit to the Company’s Annual Report on Form 10-K. The estimated fair value of these indemnification obligations is not considered to be material.

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

Credit Facilities. The Company maintains relationships with banks in many countries from whom it sometimes obtains bank guarantees and short-term standby letters of credit. These guarantees and letters of credit relate primarily to advance payments and deposits made to the Company’s subsidiaries by customers for which separate liabilities are recorded in the unaudited condensed consolidated financial statements. As of March 28, 2008, a total of $21.6 million of these bank guarantees and letters of credit were outstanding. No amounts had been drawn by beneficiaries under these or any other outstanding guarantees or letters of credit as of that date.

Long-term Debt. As of both March 28, 2008 and September 28, 2007, the Company had a $25.0 million term loan outstanding with a U.S. financial institution at a fixed interest rate of 6.7%. The term loan contains certain covenants that limit future borrowings and the payment of cash dividends and require the maintenance of certain levels of working capital and operating results. The Company was in compliance with all restrictive covenants of the term loan agreement at March 28, 2008.

The following table summarizes future principal payments on borrowings under long-term debt outstanding as of March 28, 2008:

	Six Months Ending Oct. 3, 2008	Fiscal Years						Total
		2009	2010	2011	2012	2013	Thereafter
(in thousands)
Long-term debt (including current portion)	$6,250	$—	$6,250	$—	$6,250	$—	$6,250	$25,000

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11.	Defined Benefit Retirement Plans

Net Periodic Pension Cost. The components of net periodic pension cost relating to the Company’s defined benefit retirement plans follow:

	Fiscal Quarter Ended		Six Months Ended
	March 28, 2008	March 30, 2007	March 28, 2008	March 30, 2007
(in thousands)
Service cost	$343	$334	$686	$668
Interest cost	723	626	1,446	1,252
Expected return on plan assets	(653)	(512)	(1,306)	(1,024)
Amortization of prior service cost and actuarial gains and losses	—	111	—	222

Net periodic pension cost	$413	$559	$826	$1,118

Employer Contributions. During the fiscal quarter and six months ended March 28, 2008, the Company made contributions totaling $0.3 million and $0.7 million to its defined benefit pension plans. The Company currently anticipates contributing an additional $0.7 million to these plans in the remaining six months of fiscal year 2008.

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

The Company and VSEA are each obligated (under the terms of the Distribution described in Note 2) to indemnify VMS for one-third of certain costs (after adjusting for any insurance recoveries and tax benefits recognized or realized by VMS for such costs) relating to (a) environmental investigation, monitoring and/or remediation activities at certain facilities previously operated by VAI and third-party claims made in connection with environmental conditions at those facilities, and (b) U.S. Environmental Protection Agency or third-party claims alleging that VAI or VMS is a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended (“CERCLA”) in connection with certain sites to which VAI allegedly shipped manufacturing waste for recycling, treatment or disposal (the “CERCLA sites”). With respect to the facilities formerly operated by VAI, VMS is overseeing the environmental investigation, monitoring and/or remediation activities, in most cases under the direction of or in consultation with federal, state and/or local agencies, and handling third-party claims. VMS is also handling claims relating to the CERCLA sites. The Company is also undertaking environmental investigation and/or monitoring activities at one of its facilities under the direction of or in consultation with governmental agencies.

Various uncertainties make it difficult to estimate future costs for certain of these environmental-related activities, specifically external legal expenses, VMS’ internal oversight costs, third-party claims and a former VAI facility where the likelihood and scope of further environmental-related activities are difficult to assess. As of March 28, 2008, it was nonetheless estimated that the Company’s future exposure for these environmental-related costs ranged in the aggregate from $1.2 million to $2.6 million. The time frame over which these costs are

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expected to be incurred varies with each type of cost, ranging up to approximately 22 years as of March 28, 2008. No amount in the foregoing range of estimated future costs is discounted, and no amount in the range is believed to be more probable of being incurred than any other amount in such range. The Company therefore had an accrual of $1.2 million as of March 28, 2008 for these future environmental-related costs.

Sufficient knowledge has been gained to be able to better estimate other costs for future environmental-related activities. As of March 28, 2008, it was estimated that the Company’s future costs for these environmental-related activities ranged in the aggregate from $2.9 million to $12.8 million. The time frame over which these costs are expected to be incurred varies, ranging up to approximately 22 years as of March 28, 2008. As to each of these ranges of cost estimates, it was determined that a particular amount within the range was a better estimate than any other amount within the range. Together, these amounts totaled $5.8 million at March 28, 2008. Because both the amount and timing of the recurring portion of these costs were reliably determinable, that portion is discounted, at 4%, net of inflation. The Company therefore had an accrual of $4.0 million as of March 28, 2008, which represents its best estimate of these future environmental-related costs after discounting estimated recurring future costs. This accrual is in addition to the $1.2 million described in the preceding paragraph.

The Company has not reduced any environmental-related liability in anticipation of recoveries from third parties. However, an insurance company has agreed to pay a portion of certain of VAI’s (now VMS’) future environmental-related costs, for which the Company has an indemnification obligation, and the Company therefore has a long-term receivable of $1.0 million (discounted at 4%, net of inflation) in other assets as of March 28, 2008, for the Company’s share of that insurance recovery.

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

Share-Based Compensation Expense. The Company accounts for share-based awards in accordance with the provisions of SFAS 123(R), Share-Based Payment.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the amount of share-based compensation expense by award type as well as the effect of this expense on net earnings and net earnings per share:

	Fiscal Quarter Ended		Six Months Ended
	March 28, 2008	March 30, 2007	March 28, 2008	March 30, 2007
(in thousands, except per share amounts)
Share-based compensation expense by award type:
Employee and non-employee director stock options	$(1,823)	$(1,902)	$(2,791)	$(3,980)
Employee stock purchase plan	(253)	(308)	(563)	(503)
Restricted (nonvested) stock (1)	(802)	(534)	(1,243)	(1,106)
Non-employee director stock units	(225)	(125)	(225)	(125)

Total share-based compensation expense (effect on earnings before income taxes)	(3,103)	(2,869)	(4,822)	(5,714)
Effect on income tax expense	762	1,062	1,326	2,085

Effect on net earnings	$(2,341)	$(1,807)	$(3,496)	$(3,629)

Effect on net earnings per share:
Basic	$(0.08)	$(0.06)	$(0.12)	$(0.12)

Diluted	$(0.07)	$(0.06)	$(0.11)	$(0.12)

(1)	Includes $81 and $162 in the fiscal quarter and six months ended March 28, 2008, respectively, related to shares granted in connection with the Company’s Fiscal Year 2007 restructuring plan.

Share-based compensation expense has been included in the Company’s unaudited condensed consolidated statement of earnings as follows:

	Fiscal Quarter Ended		Six Months Ended
	March 28, 2008	March 30, 2007	March 28, 2008	March 30, 2007
(in thousands)
Cost of sales	$108	$111	$232	$219
Selling, general and administrative	2,878	2,632	4,339	5,241
Research and development	117	126	251	254

Total	$3,103	$2,869	$4,822	$5,714

Stock Options. Under the Omnibus Stock Plan (“OSP”), the Company periodically grants stock options to officers, directors and employees. The exercise price for stock options granted under the OSP may not be less than 100% of the fair market value at the date of the grant. Options granted are exercisable at the times and on the terms established by the Compensation Committee, but not later than ten years after the date of grant (except in the event of death, after which an option is exercisable for three years). Options granted generally become exercisable in cumulative installments of one-third each year commencing one year following the date of grant.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes stock option activity under the OSP for the six months ended March 28, 2008:

	Shares	Weighted- Average Exercise Price	Aggregate Grant Date Fair Value (1)
	(in thousands)		(in millions)
Outstanding at September 28, 2007	1,783	$38.43
Granted	276	$68.38	$5.4
Exercised	(317)	$35.14
Cancelled or expired	(2)	$41.72

Outstanding at March 28, 2008	1,740	$43.77

(1)	After estimated forfeitures.

As of March 28, 2008, the unrecorded deferred share-based compensation balance related to stock options was $7.1 million. This amount will be recognized as expense using the straight-line attribution method over an estimated weighted-average amortization period of 1.3 years.

Restricted (Nonvested) Stock. Under the OSP, the Company also periodically grants restricted (nonvested) common stock to employees. Such grants are valued as of the grant date. These amounts are recognized by the Company as share-based compensation expense ratably over their respective vesting periods, which range from one to three years.

The following table summarizes restricted (nonvested) common stock activity under the OSP for the six months ended March 28, 2008:

	Shares	Weighted- Average Grant Date Fair Value	Aggregate Grant Date Fair Value
	(in thousands)		(in millions)
Outstanding and unvested at September 28, 2007	111	$43.92
Granted	42	$69.44	$2.9
Vested	(41)	$39.62

Outstanding and unvested at March 28, 2008	112	$55.07

As of March 28, 2008, there was a total of $3.5 million in unrecognized compensation expense related to restricted stock granted under the OSP. This expense is expected to be recognized over a weighted-average amortization period of 1.5 years.

Non-Employee Director Stock Units. Under the terms of the OSP, on the first business day following each annual meeting of the Company’s stockholders, each person then serving as a non-employee director is automatically granted stock units having an initial value of $45,000 (beginning in fiscal year 2008) and $25,000 (prior to fiscal year 2008). The stock units will vest upon termination of the director’s service on the Board of Directors and will then be satisfied by issuance of shares of the Company’s common stock. Each non-employee director who holds stock units will not have rights as a stockholder with respect to the shares issuable thereunder until such shares are paid out. The stock units are not transferable, except to the non-employee director’s designated beneficiary or estate in the event of his or her death. During the fiscal quarters ended March 28, 2008

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and March 30, 2007, the Company granted stock units with an aggregate value of $225,000 and $125,000, respectively, to non-employee members of its Board of Directors (of which there were five) and recognized the total value as share-based compensation expense at the time of grant.

Employee Stock Purchase Plan. During the fiscal quarter and six months ended March 28, 2008, employees purchased approximately 21,000 shares for $1.2 million and 41,000 shares for $2.1 million, respectively. During the fiscal quarter and six months ended March 30, 2007, employees purchased approximately 29,000 shares for $1.1 million and 55,000 shares for $2.0 million, respectively. As of March 28, 2008, a total of approximately 226,000 shares remained available for issuance under the ESPP.

Stock Repurchase Programs. In February 2008, the Company’s Board of Directors approved a new stock repurchase program under which the Company was authorized to utilize up to $100 million to repurchase shares of its common stock. This repurchase program is effective through December 31, 2009. During the fiscal quarter ended March 28, 2008, the Company repurchased and retired 376,000 shares under this authorization at an aggregate cost of $20.2 million. As of March 28, 2008, the Company had remaining authorization to repurchase $79.8 million of its common stock under this program.

In January 2007, the Company’s Board of Directors approved a stock repurchase program under which the Company was authorized to utilize up to $100 million to repurchase shares of its common stock. This repurchase program is effective through December 31, 2008. During the six months ended March 28, 2008, the Company repurchased and retired 876,000 shares under this authorization at an aggregate cost of $50.4 million, which completed this repurchase program.

Other Stock Repurchases. During the six months ended March 28, 2008, the Company repurchased and retired 12,000 shares tendered to it by employees in settlement of employee tax withholding obligations due from those employees upon the vesting of restricted stock.

Note 14.	Investments in Privately Held Companies

The Company has equity investments in privately held companies which, because of its ownership interest and other factors, are carried at cost. The Company monitors these investments for impairment.

During the second quarter of fiscal year 2008, the Company became aware of information which raised substantial doubt about the ability of a small, privately held company in which the Company holds a cost-method equity investment to continue as a going concern. Based on this information, the Company determined that the fair value of its investment had declined and that the decline was other-than-temporary. As a result, the Company wrote off the entire $3.0 million carrying value of its investment via an impairment charge in the period.

Note 15.	Income Taxes

Effective September 29, 2007, the Company adopted FIN 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No 109, which addresses accounting for, and disclosure of, uncertain tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of the adoption of FIN 48, the Company reduced its liability for unrecognized tax benefits and increased deferred tax assets by $2.4 million and $0.6 million, respectively. These adjustments were aggregated and accounted for as a cumulative effect of a change in accounting principle, which resulted in an increase to retained earnings of $3.0 million. The total amount of unrecognized tax benefits excluding interest thereon as of the date of adoption was $6.9 million, substantially all of which would impact the effective tax rate if realized. The Company’s policy to

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

include interest and penalties related to income taxes within income tax expense did not change as a result of implementing FIN 48. As of the date of adoption of FIN 48, the Company had accrued $0.7 million in income taxes payable for the payment of interest and penalties related to unrecognized tax benefits.

The Company’s U.S. federal, state and local income tax returns and non-U.S. income tax returns are subject to audit by relevant tax authorities. The Company’s income tax reporting periods beginning after fiscal year 2003 for the U.S. and after fiscal year 2001 for the Company’s major non-U.S. jurisdictions remain generally open to audit by relevant tax authorities.

During the fiscal quarter ended March 28, 2008, total unrecognized tax benefits were increased by $0.2 million due to additions for current-year unrecognized tax benefits. This increase resulted in a corresponding tax expense in the fiscal quarter ended March 28, 2008. During the six months ended March 28, 2008, total unrecognized tax benefits were decreased by $0.9 million due to the lapse of certain statutes of limitations in the first quarter, which resulted in a $1.3 million reduction, partially offset by additions for current-year unrecognized tax benefits. This net decrease resulted in a corresponding tax benefit in the six months ended March 28, 2008.

At March 28, 2008, the total amount of unrecognized tax benefits was $6.0 million, substantially all of which would impact the effective tax rate if realized. Income taxes payable at March 28, 2008, included accrued interest and penalties of $0.7 million. Although the timing and outcome of income tax audits is highly uncertain, it is possible that certain unrecognized tax benefits could decrease in the next twelve months due to lapse of certain statutes of limitation and result in a reduction in the annual effective tax rate of up to 1%. Any such reduction could be impacted by other changes in unrecognized tax benefits.

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

For the fiscal quarter and six months ended March 28, 2008, options to purchase 265,000 and 256,000 shares, respectively, were excluded from the calculation of diluted earnings per share as their effect was anti-dilutive. For the fiscal quarter and six months ended March 30, 2007, options to purchase 26,000 and 30,000 shares, respectively, were excluded from the calculation of diluted earnings per share as their effect was anti-dilutive.

A reconciliation of weighted-average basic shares outstanding to weighted-average diluted shares outstanding follows:

	Fiscal Quarter Ended		Six Months Ended
	March 28, 2008	March 30, 2007	March 28, 2008	March 30, 2007
(in thousands)
Weighted-average basic shares outstanding	29,830	30,420	30,080	30,504
Net effect of dilutive potential common stock	413	512	518	452

Weighted-average diluted shares outstanding	30,243	30,932	30,598	30,956

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17.	Industry Segments

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

	Sales		Sales
	Fiscal Quarter Ended		Six Months Ended
	March 28, 2008	March 30, 2007	March 28, 2008	March 30, 2007
(in millions)
Scientific Instruments	$204.4	$190.3	$401.4	$367.2
Vacuum Technologies	43.8	39.6	84.2	80.7

Total industry segments	$248.2	$229.9	$485.6	$447.9

	Pretax Earnings		Pretax Earnings
	Fiscal Quarter Ended		Six Months Ended
	March 28, 2008	March 30, 2007	March 28, 2008	March 30, 2007
(in millions)
Scientific Instruments	$22.5	$21.8	$42.3	$40.7
Vacuum Technologies	8.8	7.6	16.5	16.0

Total industry segments	31.3	29.4	58.8	56.7
General corporate	(4.2)	(5.3)	(7.6)	(9.7)
Impairment of private company equity investment	(3.0)	—	(3.0)	—
Interest income	1.7	1.4	3.7	2.6
Interest expense	(0.4)	(0.5)	(0.9)	(1.0)

Total pretax earnings	$25.4	$25.0	$51.0	$48.6

Note 18.	Subsequent Event

On April 4, 2008, the Company acquired Oxford Diffraction Ltd. (“Oxford Diffraction”) for approximately $37 million in cash and assumed net debt, subject to certain net asset adjustments. Under the terms of the acquisition, the Company might make additional purchase price payments of up to $10 million over a three-year

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

period, depending on the future financial performance of the Oxford Diffraction business. Oxford Diffraction designs, manufactures, markets, sells and services instruments and consumables for x-ray crystallography, an analytical technique used by scientists in pharmaceutical research and other research laboratories to determine the structure of both small molecules and large molecules such as proteins. Oxford Diffraction became part of the Scientific Instruments segment.

Note 19.	Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies to previous accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, with certain exceptions which are described below. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”), which amends SFAS 157 to exclude certain leasing transactions from its scope. Also in February 2008, the FASB issued FSP 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company does not expect the adoption of SFAS 157 to have a material impact on its financial condition or results of operations.

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

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations, (“SFAS 141(R)”). SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations but also provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also requires the recognition of assets acquired and liabilities assumed arising from contingencies, the capitalization of in-process research and development at fair value, and the expensing of acquisition-related costs as incurred. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the requirements of SFAS 141(R) and does not expect its adoption in the first quarter of fiscal year 2010 to have a material impact on the Company’s financial condition or results of operations. However, in the event that the Company completes acquisitions subsequent to its adoption of SFAS 141(R), the application of its provisions will likely have a material impact on the Company’s results of operations, although the Company is not currently able to estimate that impact.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income be clearly identified, labeled and presented in the consolidated financial statements. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008, and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements are applied prospectively. The Company does not expect the adoption of SFAS 160 to have a material impact on its financial condition or results of operations.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives and strategies of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on the Company’s financial condition and results of operations. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The Company does not expect the adoption of SFAS 161 to have a material impact on its financial condition or results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution Regarding Forward-Looking Statements

Throughout this Report, and particularly in this Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations, there are forward-looking statements that are based upon our current expectations, estimates, and projections and that reflect our beliefs and assumptions based upon information available to us at the date of this Report. In some cases, you can identify these statements by words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” and other similar terms. These forward-looking statements include (but are not limited to) those relating to the timing and amount of anticipated restructuring costs and related cost savings, as well as our expected effective annual tax rate and anticipated capital expenditures in fiscal year 2008.

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

Other risks and uncertainties that could cause actual results to differ materially from those in our forward-looking statements include, but are not limited to, the following: whether we will succeed in new product development, release, commercialization, performance and acceptance; whether we can achieve continued growth in sales for industrial and life science applications; risks arising from the timing of shipments, installations and the recognition of revenues on certain magnet-based products, including nuclear magnetic resonance (“NMR”) spectroscopy systems, magnetic resonance (“MR”) imaging systems and fourier transform mass spectrometry (“FTMS”) systems and superconducting magnets; the impact of shifting product mix on profit margins; competitive products and pricing; economic conditions in our product and geographic markets; whether we will see continued and timely delivery of key raw materials and components by suppliers; foreign currency fluctuations that could adversely impact revenue growth and earnings; whether we will see continued investment in capital equipment, in particular given global liquidity and credit concerns; whether we will see reduced demand from customers that operate in cyclical industries; the impact of any delay or reduction in government funding for research; our ability to successfully evaluate, negotiate and integrate acquisitions; the actual costs, timing and benefits of restructuring activities (such as our Northern California facilities consolidation) and other efficiency improvement activities (such as our global procurement and outsourcing initiatives); variability in our effective income tax rate (due to factors including the timing and amount of discrete tax events and changes to unrecognized tax benefits); and other risks detailed from time to time in our filings with the U.S. Securities and Exchange Commission (the “SEC”). We disclaim any intent or obligation to update publicly any forward-looking statements, whether in response to new information, future events or otherwise.

Results of Operations

Second Quarter of Fiscal Year 2008 Compared to Second Quarter of Fiscal Year 2007

Segment Results

For financial reporting purposes, our operations are grouped into two reportable business segments: Scientific Instruments and Vacuum Technologies. The following table presents comparisons of our sales and operating earnings for each of those segments and in total for the second quarters of fiscal years 2008 and 2007:

	Fiscal Quarter Ended
	March 28, 2008		March 30, 2007		Increase (Decrease)
	$	% of Sales	$	% of Sales	$	%
(dollars in millions)
Sales by Segment:
Scientific Instruments	$204.4	82.4%	$190.3	82.8%	$14.1	7.4%
Vacuum Technologies	43.8	17.6	39.6	17.2	4.2	10.5

Total company	$248.2	100.0%	$229.9	100.0%	$18.3	7.9%

Operating Earnings by Segment:
Scientific Instruments	$22.5	11.0%	$21.8	11.4%	$0.7	3.3%
Vacuum Technologies	8.8	20.1	7.6	19.3	1.2	15.0

Total segments	31.3	12.6	29.4	12.8	1.9	6.3
General corporate	(4.2)	(1.7)	(5.3)	(2.3)	1.1	(20.6)

Total company	$27.1	10.9%	$24.1	10.5%	$3.0	12.2%

Scientific Instruments. The increase in Scientific Instruments sales was primarily attributable to higher sales volume across a broad range of our products, including analytical instruments and consumable products. Sales increased for both industrial (which includes environmental, food and energy) and life science applications.

Scientific Instruments operating earnings for the second quarter of fiscal year 2008 included acquisition-related intangible amortization of $1.9 million, amortization of $0.1 million related to inventory written up in connection with the acquisition of certain assets and liabilities of Analogix, Inc. (the “Analogix Business”), restructuring and other related costs of $0.5 million and share-based compensation expense of $0.9 million. In comparison, Scientific Instruments operating earnings for the second quarter of fiscal year 2007 included acquisition-related intangible amortization of $2.0 million, amortization of $0.2 million related to inventory written up in connection with the acquisition of IonSpec Corporation (“IonSpec”), restructuring and other related costs of $0.1 million and share-based compensation expense of $0.8 million. Excluding the impact of these items, the decrease in operating earnings as a percentage of sales was primarily attributable to the timing of costs relating to new product introductions and cost reduction and efficiency initiatives, which were partially offset by the positive impact of favorable sales mix, sales volume leverage and cost reduction activities favorably impacting selling, general and administrative expenses.

Vacuum Technologies. The increase in Vacuum Technologies sales was driven by higher sales volume, particularly of turbomolecular pumps. Sales into industrial applications increased strongly while sales into life science applications increased modestly.

Vacuum Technologies operating earnings for the second quarters of fiscal years 2008 and 2007 include the impact of share-based compensation expense of $0.2 million and $0.1 million, respectively. Excluding the impact of these items, the increase in Vacuum Technologies operating earnings as a percentage of sales is primarily due to sales volume leverage (as the higher sales volume improved the absorption rate of fixed and semi-variable costs).

Consolidated Results

The following table presents comparisons of our sales and other selected consolidated financial results for the second quarters of fiscal years 2008 and 2007:

	Fiscal Quarter Ended
	March 28, 2008		March 30, 2007		Increase (Decrease)
	$	% of Sales	$	% of Sales	$	%
(dollars in millions, except per share data)
Sales	$248.2	100.0%	$229.9	100.0%	$18.3	7.9%

Gross profit	112.9	45.5	105.5	45.9	7.4	7.0

Operating expenses:
Selling, general and administrative	67.6	27.3	65.3	28.4	2.3	3.6
Research and development	18.2	7.3	16.1	7.0	2.1	13.6

Total operating expenses	85.8	34.6	81.4	35.4	4.4	5.5

Operating earnings	27.1	10.9	24.1	10.5	3.0	12.2
Impairment of private company equity investment	(3.0)	(1.2)	—	—	(3.0)	100.0
Interest income	1.7	0.7	1.4	0.6	0.3	28.0
Interest expense	(0.4)	(0.2)	(0.5)	(0.2)	0.1	(4.6)
Income tax expense	(9.6)	(3.8)	(8.7)	(3.8)	(0.9)	9.4

Net Earnings	$15.8	6.4%	$16.3	7.1%	$(0.5)	(3.0)%

Net earnings per diluted share	$0.52		$0.53		$(0.01)

Sales. As discussed under the heading Segment Results above, sales by the Scientific Instruments and Vacuum Technologies segments in the second quarter of fiscal year 2008 increased by 7.4% and 10.5%, respectively, compared to the prior-year quarter. On a consolidated basis, sales grew 7.9% in the second quarter of fiscal year 2008. This growth was broad-based, with increases in sales of products for both industrial (which includes environmental, food and energy) and life science applications. The weaker U.S. dollar also had a positive effect on the reported sales increases.

For geographic reporting purposes, we use four regions—North America (excluding Mexico), Europe (including the Middle East and Africa), Asia Pacific (including India) and Latin America (including Mexico). Sales by geographic region in the second quarters of fiscal years 2008 and 2007 were as follow:

	Fiscal Quarter Ended
	March 28, 2008		March 30, 2007		Increase (Decrease)
	$	% of Sales	$	% of Sales	$	%
(dollars in millions)
Sales by Geographic Region:
North America	$72.7	29.3%	$71.3	31.0%	$1.4	2.0%
Europe	105.0	42.3	94.6	41.2	10.4	11.0
Asia Pacific	53.8	21.7	50.1	21.8	3.7	7.2
Latin America	16.7	6.7	13.9	6.0	2.8	20.5

Total company	$248.2	100.0%	$229.9	100.0%	$18.3	7.9%

The sales increase in North America was primarily driven by higher sales of analytical instruments, which were partially offset by lower sales of low-volume, high-selling price magnet-based products and, to a lesser extent, vacuum products. The increase in sales in Europe was attributable to stronger demand for a broad range of products in both our Scientific Instruments and Vacuum Technologies segments. The increase in sales in Asia Pacific was primarily attributable to stronger demand for our analytical instruments and vacuum products. The sales increase in Latin America was primarily attributable to stronger demand for our analytical instruments.

As described above, the sales increase in North America was less pronounced compared to the prior-year quarter due to the timing of sales of certain low-volume, high-selling price magnet-based products. We do not consider this geographic shift to be indicative of any particular trend for magnet-based products as a whole, but rather to be reflective of the variability in results that these low-volume, high-selling price magnet-based products can create.

Gross Profit. Gross profit for the second quarter of fiscal year 2008 reflects the impact of $1.5 million in amortization expense relating to acquisition-related intangible assets, $0.1 million in amortization expense related to inventory written up primarily in connection with the acquisition of the Analogix Business, $0.2 million in restructuring and other related costs and share-based compensation expense of $0.1 million. In comparison, gross profit for the second quarter of fiscal year 2007 reflects the impact of $1.3 million in amortization expense relating to acquisition-related intangible assets, $0.2 million in amortization expense related to inventory written up in connection with the IonSpec acquisition and share-based compensation expense of $0.1 million. Excluding the impact of these items, gross profit as a percentage of sales decreased slightly, primarily as a result of the weaker U.S. dollar (which increased reported revenues but lowered reported gross profit margins).

Selling, General and Administrative. Selling, general and administrative expenses for the second quarter of fiscal year 2008 included $0.4 million in amortization expense relating to acquisition-related intangible assets, $0.2 million in restructuring and other related costs and $2.8 million in share-based compensation expense. In comparison, selling, general and administrative expenses for the second quarter of fiscal year 2007 included $0.7 million in amortization expense relating to acquisition-related intangible assets, $0.1 million in restructuring and other related costs and $2.6 million in share-based compensation expense. Excluding the impact of these items, the decrease in selling, general and administrative expenses as a percentage of sales was primarily the result of sales volume leverage and cost reduction activities. The benefit from these positive factors was partially offset by higher costs relating to new product introductions and cost reduction and efficiency initiatives during the second quarter of fiscal year 2008.

Research and Development. Research and development expenses for the second quarter of fiscal year 2008 reflect the impact of restructuring and other related costs of $0.2 million and $0.1 million in share-based compensation expense. In comparison, research and development expenses for the second quarter of fiscal year 2007 reflect the impact of share-based compensation expense of $0.1 million. Excluding the impact of these items, research and development expenses increased as a percentage of sales primarily due to higher costs relating to new product introductions.

Restructuring Activities. Between fiscal years 2003 and 2007, we committed to several restructuring plans in order to adjust our organizational structure, improve operational efficiencies and eliminate redundant or excess costs resulting from acquisitions or dispositions during those periods. From the respective inception dates of these plans through March 28, 2008, we have incurred a total of $18.9 million in restructuring expense and a total of $6.7 million in other costs related directly to those plans (comprised primarily of employee retention and relocation costs and accelerated depreciation of assets disposed upon the closure of facilities). During the second quarter of fiscal year 2008, there was no significant activity under these plans except for the fiscal year 2007 plan as described below.

Fiscal Year 2007 Plan. During the third quarter of fiscal year 2007, we committed to a plan to combine and optimize the development and assembly of most of our NMR and mass spectrometry products, to further centralize related administration and other functions and to reallocate certain resources toward more rapidly growing product lines and geographies. As part of the plan, we are creating an information rich detection (“IRD”) center in Walnut Creek, California, where NMR operations currently located in Palo Alto, California will be integrated with mass spectrometry operations already located in Walnut Creek. Merging our IRD talent base into this single location will capitalize on our strength in NMR and mass spectrometry and enhance our ability to develop innovative IRD solutions that are more powerful, complementary, routine and user-friendly. Underscoring our commitment to IRD and the benefits that a combined location and organization will provide, we are investing in a new 45,000 square foot building and a substantial remodel of an existing building there to house the IRD center.

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

The following table sets forth changes in our restructuring liability relating to the foregoing plan during the second quarter of fiscal year 2008 as well as total restructuring expense and other restructuring-related costs recorded since the inception of the plan:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at December 28, 2007	$2,518	$664	$3,182
Charges to expense, net	51	—	51
Cash payments	(1,020)	(44)	(1,064)
Foreign currency impacts and other adjustments	36	136	172

Balance at March 28, 2008	$1,585	$756	$2,341

Total expense since inception of plan
(in millions)
Restructuring expense			$3.6

Other restructuring related costs			$3.3

The restructuring charges of $0.1 million recorded during the second quarter of fiscal year 2008 related to employee termination benefits. We also incurred $0.5 million in other restructuring-related costs which were comprised of $0.4 million in employee retention costs and $0.1 million in facilities-related costs including decommissioning costs and a non-cash charge for accelerated depreciation of assets to be disposed upon the closure of facilities.

Impairment of Private Company Equity Investment. During the second quarter of fiscal year 2008, we became aware of information which raised substantial doubt about the ability of a small, private company in which we hold a cost-method equity investment to continue as a going concern. Based on this information, we determined that the fair value of our investment had declined and that the decline was other-than-temporary. As a result, we wrote off the entire $3.0 million carrying value of our investment via an impairment charge in the period.

Income Tax Expense. The effective income tax rate was 37.8% for the second quarter of fiscal year 2008, compared to 35.0% for the second quarter of fiscal year 2007. The effective income tax rate for the second quarter of fiscal year 2008 was higher than the rate for the second quarter of fiscal year 2007 due primarily to certain taxes on intercompany dividends and the expiration of the U.S. federal research and development tax credit in December 2007.

Net Earnings. Net earnings for the second quarter of fiscal year 2008 reflect the after-tax impacts of a $3.0 million impairment of a private company equity investment, $1.9 million in acquisition-related intangible amortization, $0.1 million in amortization related to inventory written up in connection with the acquisition of the Analogix Business, $0.5 million in restructuring and other related costs and $3.0 million in share-based compensation expense. Net earnings for the second quarter of fiscal year 2007 reflect the after-tax impacts of $2.0 million in acquisition-related intangible amortization, $0.2 million in amortization related to inventory written up in connection with the acquisition of IonSpec, $0.1 million in restructuring and other related costs and $2.9 million in share-based compensation expense. Excluding the impact of these items, the increase in net earnings in the second quarter of fiscal year 2008 resulted primarily from higher sales volume (including sales volume leverage on operating expenses), which was partially offset by a higher effective income tax rate.

Subsequent Event. On April 4, 2008, we acquired Oxford Diffraction Ltd. (“Oxford Diffraction”) for approximately $37 million in cash and assumed net debt, subject to certain net asset adjustments. Under the terms of the acquisition, we might make additional purchase price payments of up to $10 million over a three-year period, depending on the future financial performance of the Oxford Diffraction business. Oxford Diffraction designs, manufactures, markets, sells and services instruments and consumables for x-ray crystallography, an analytical technique used by scientists in pharmaceutical research and other research laboratories to determine the structure of both small molecules and large molecules such as proteins. Following its acquisition, Oxford Diffraction became part of the Scientific Instruments segment.

First Six Months of Fiscal Year 2008 Compared to First Six Months of Fiscal Year 2007

Segment Results

The following table presents comparisons of our sales and operating earnings for each of our Scientific Instruments and Vacuum Technologies segments and in total for the first six months of fiscal years 2008 and 2007:

	Six Months Ended				Increase (Decrease)
	March 28, 2008		March 30, 2007
	$	% of Sales	$	% of Sales	$	%
(dollars in millions)
Sales by Segment:
Scientific Instruments	$401.4	82.7%	$367.2	82.0%	$34.2	9.3%
Vacuum Technologies	84.2	17.3	80.7	18.0	3.5	4.4

Total company	$485.6	100.0%	$447.9	100.0%	$37.7	8.4%

Operating Earnings by Segment:
Scientific Instruments	$42.3	10.5%	$40.7	11.1%	$1.6	4.1%
Vacuum Technologies	16.5	19.6	16.0	19.9	0.5	3.1

Total segments	58.8	12.1	56.7	12.7	2.1	3.8
General corporate	(7.6)	(1.6)	(9.7)	(2.2)	2.1	(21.3)

Total company	$51.2	10.5%	$47.0	10.5%	$4.2	8.9%

Scientific Instruments. The increase in Scientific Instruments sales was primarily attributable to higher sales volume, in particular from analytical instruments. Sales increased for both industrial (which includes environmental, food and energy) and life science applications.

Scientific Instruments operating earnings for the first six months of fiscal year 2008 included acquisition-related intangible amortization of $3.7 million, amortization of $0.6 million related to inventory written up primarily in connection with the acquisitions of IonSpec and the Analogix Business, restructuring and other related costs of $2.5 million and share-based compensation expense of $1.7 million. In comparison, Scientific Instruments operating earnings for the first six months of fiscal year 2007 included acquisition-related intangible amortization of $4.2 million, amortization of $0.5 million related to inventory written up in connection with the acquisition of IonSpec, restructuring and other related costs of $0.2 million and share-based compensation expense of $1.9 million. Excluding the impact of these items, operating earnings were slightly lower as a percentage of sales. Higher costs relating to sales commissions on strong orders and the timing of new product introductions and other initiatives during the first six months of fiscal year 2008 more than offset the positive impact of sales volume leverage.

Vacuum Technologies. The increase in Vacuum Technologies sales was driven by higher sales volume of products. Higher sales into industrial applications were partially offset by slightly lower sales into life science applications during the first six months of fiscal year 2008.

Vacuum Technologies operating earnings for the first six months of fiscal years 2008 and 2007 include the impact of share-based compensation expense of $0.4 million and $0.9 million, respectively. Excluding the impact of these items, the decrease in Vacuum Technologies operating earnings as a percentage of sales reflects the fact that the segment had an unusually strong quarter in the first quarter of fiscal year 2007, which positively impacted operating profit margins for the first six months of fiscal year 2007. This decrease was partially offset by the positive impact of sales volume leverage in the first six months of fiscal year 2008.

Consolidated Results

The following table presents comparisons of our sales and other selected consolidated financial results for the first six months of fiscal years 2008 and 2007:

	Six Months Ended				Increase (Decrease)
	March 28, 2008		March 30, 2007
	$	% of Sales	$	% of Sales	$	%
(dollars in millions, except per share data)
Sales	$485.6	100.0%	$447.9	100.0%	$37.7	8.4%

Gross profit	220.2	45.3	205.2	45.8	15.0	7.3

Operating expenses:
Selling, general and administrative	133.6	27.5	126.5	28.2	7.1	5.6
Research and development	35.4	7.3	31.7	7.1	3.7	11.5

Total operating expenses	169.0	34.8	158.2	35.3	10.8	6.8

Operating earnings	51.2	10.5	47.0	10.5	4.2	8.9
Impairment of private company equity investment	(3.0)	(0.6)	—	—	(3.0)	100.0
Interest income	3.7	0.8	2.6	0.6	1.1	39.9
Interest expense	(0.9)	(0.2)	(1.0)	(0.2)	0.1	(10.8)
Income tax expense	(17.6)	(3.6)	(17.0)	(3.8)	(0.6)	3.6

Net earnings	$33.4	6.9%	$31.6	7.1%	$1.8	5.5%

Net earnings per diluted share	$1.09		$1.02		$0.07

Sales. As discussed under the heading Segment Results above, sales by the Scientific Instruments and Vacuum Technologies segments in the first six months of fiscal year 2008 increased by 9.3% and 4.4%, respectively, compared to the first six months of fiscal year 2007. On a consolidated basis, sales grew 8.4% in the first six months of fiscal year 2008, with sales growth for both industrial (which includes environmental, food and energy) and life science applications. The weaker U.S. dollar also had a positive effect on the reported sales increases.

Sales by geographic region in the first six months of fiscal years 2008 and 2007 were as follow:

	Six Months Ended
	March 28, 2008		March 30, 2007		Increase (Decrease)
	$	% of Sales	$	% of Sales	$	%
(dollars in millions)
Sales by Geographic Region:
North America	$153.3	31.6%	$146.0	32.6%	$7.3	5.0%
Europe	201.2	41.4	188.8	42.1	12.4	6.6
Asia Pacific	101.5	20.9	91.2	20.4	10.3	11.3
Latin America	29.6	6.1	21.9	4.9	7.7	34.8

Total company	$485.6	100.0%	$447.9	100.0%	$37.7	8.4%

The sales increase in North America was primarily driven by higher sales of analytical instruments, which was partially offset by slightly lower sales of vacuum products. The increase in sales in Europe was primarily attributable to increased demand for our analytical instruments, consumables and vacuum products, but was partially offset by lower sales of low-volume, high-selling price magnet-based products. The increases in sales in Asia Pacific and Latin America were primarily attributable to stronger demand across a broad range of products, in particular analytical instruments and vacuum products.

As described above, the sales increase in Europe was less pronounced compared to the first six months of fiscal year 2007 due to the timing of sales of certain low-volume, high-selling price magnet-based products. We do not consider these geographic shifts to be indicative of any particular trend for magnet-based products as a whole, but rather to be reflective of the variability in results that these low-volume, high-selling price magnet-based products can create.

Gross Profit. Gross profit for the first six months of fiscal year 2008 reflects the impact of $2.9 million in amortization expense relating to acquisition-related intangible assets, $0.6 million in amortization expense related to inventory written up primarily in connection with the IonSpec and Analogix Business acquisitions, $0.7 million in restructuring and other related costs and share-based compensation expense of $0.2 million. In comparison, gross profit for the first six months of fiscal year 2007 reflects the impact of $2.6 million in amortization expense relating to acquisition-related intangible assets, $0.5 million in amortization expense related to inventory written up in connection with the IonSpec acquisition and share-based compensation expense of $0.2 million. Excluding the impact of these items, gross profit as a percentage of sales decreased slightly, primarily as a result of the weaker U.S. dollar (which increased reported revenues but lowered reported gross profit margins).

Selling, General and Administrative. Selling, general and administrative expenses for the first six months of fiscal year 2008 included $0.8 million in amortization expense relating to acquisition-related intangible assets, $1.4 million in restructuring and other related costs and $4.2 million in share-based compensation expense. In comparison, selling, general and administrative expenses for the first six months of fiscal year 2007 included $1.6 million in amortization expense relating to acquisition-related intangible assets, $0.2 million in restructuring and other related costs and $5.2 million in share-based compensation expense. Excluding the impact of these items, the decrease in selling, general and administrative expenses as a percentage of sales was primarily the result of sales volume leverage and cost reduction activities. The benefit from these positive factors was partially offset by higher costs relating to sales commissions on strong orders and the timing of new product introductions and other initiatives during the first six months of fiscal year 2008.

Research and Development. Research and development expenses for the first six months of fiscal year 2008 reflect the impact of $0.5 million in restructuring and other related costs and share-based compensation expense of $0.2 million. In comparison, research and development expenses for the first six months of fiscal year 2007 reflect the impact of share-based compensation expense of $0.3 million. Excluding the impact of these items, research and development expenses were relatively flat as a percentage of sales.

Restructuring Activities. Between fiscal years 2003 and 2007, we committed to several restructuring plans in order to adjust our organizational structure, improve operational efficiencies and eliminate redundant or excess costs resulting from acquisitions or dispositions during those periods. During the first six months of fiscal year 2008, there was no significant activity under these plans except for the fiscal year 2007 plan as described below.

Fiscal Year 2007 Plan. During the third quarter of fiscal year 2007, we committed to a plan to combine and optimize the development and assembly of most of our NMR and mass spectrometry products, to further centralize related administration and other functions and to reallocate certain resources toward more rapidly growing product lines and geographies.

The following table sets forth changes in our restructuring liability relating to the foregoing plan during the first six months of fiscal year 2008:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at September 28, 2007	$2,222	$—	$2,222
Charges to expense, net	504	761	1,265
Cash payments	(1,201)	(121)	(1,322)
Foreign currency impacts and other adjustments	60	116	176

Balance at March 28, 2008	$1,585	$756	$2,341

The restructuring charges of $1.3 million recorded during the first six months of fiscal year 2008 related to employee termination benefits and costs associated with the closure of leased facilities. We also incurred $1.3 million in other restructuring-related costs which were comprised of $1.0 million in employee retention costs and $0.3 million in facilities-related costs including decommissioning costs and a non-cash charge for accelerated depreciation of assets to be disposed upon the closure of facilities.

Impairment of Private Company Equity Investment. During the first six months of fiscal year 2008, we became aware of information which raised substantial doubt about the ability of a small, private company in which we hold a cost-method equity investment to continue as a going concern. Based on this information, we determined that the fair value of our investment had declined and that the decline was other-than-temporary. As a result, we wrote off the entire $3.0 million carrying value via an impairment charge in the period.

Interest Income. The increase in interest income was primarily due to a higher average invested cash balance during the first six months of fiscal year 2008 compared to the first six months of fiscal year 2007. We currently believe that our interest income will likely be lower in the last six months of fiscal year 2008 due to the use of cash for acquisitions and stock repurchases during the first six months of fiscal year 2008 and because of lower interest rates on invested cash balances.

Income Tax Expense. The effective income tax rate was 34.6% for the first six months of fiscal year 2008, compared to 35.0% for the first six months of fiscal year 2007. The lower effective tax rate in the first six months of fiscal year 2008 was primarily due to the release of $1.5 million in tax reserves resulting from the positive outcome of tax uncertainties, partially offset by certain taxes on intercompany dividends, a write-down of non-U.S. deferred tax assets resulting from an income tax rate reduction and the expiration of the U.S. federal research and development tax credit in December 2007.

Net Earnings. Net earnings for the first six months of fiscal year 2008 reflect the after-tax impacts of an impairment of a private company equity investment of $3.0 million, $3.7 million in acquisition-related intangible amortization, $0.6 million in amortization related to inventory written up primarily in connection with the acquisitions of IonSpec and the Analogix Business, $2.6 million in restructuring and other related costs and $4.7 million in share-based compensation expense. Net earnings for the first six months of fiscal year 2007 reflect the after-tax impacts of $4.2 million in acquisition-related intangible amortization, $0.5 million in amortization related to inventory written up in connection with the acquisition of IonSpec, $0.2 million in restructuring and other related costs and $5.7 million in share-based compensation expense. Excluding the impact of these items, the increase in net earnings resulted primarily from higher sales volume (including sales volume leverage on operating expenses), higher interest income and a lower effective income tax rate in the first six months of fiscal year 2008.

Liquidity and Capital Resources

We generated $29.7 million of cash from operating activities in the first six months of fiscal year 2008, compared to $34.4 million generated in the first six months of fiscal year 2007. The decrease in cash from operating activities was primarily driven by relative increases in inventories ($16.7 million) and accounts receivable ($3.1 million) and a relative decrease in deferred profit ($4.0 million), partially offset by relative increases in accrued liabilities ($11.8 million) and accounts payable ($7.1 million) as well as higher net earnings excluding the impact of an impairment of a private company equity investment. The relative increase in inventories was primarily due to a build-up of inventory to support increased orders, new product introductions and the transition of certain products to new manufacturing locations. The relative increase in accounts receivable was primarily due to higher sales. The relative decrease in deferred profit was due to the timing of revenue recognition on certain large magnet-based systems during the first six months of fiscal year 2008. The relative increase in accrued liabilities was primarily due to an increase in contract advances from customers during the first six months of fiscal year 2008. The relative increase in accounts payable was primarily due to higher purchasing activity to support higher sales and the timing of vendor payments.

We used $23.6 million of cash for investing activities in the first six months of fiscal year 2008, which compares to $7.6 million used for investing activities in the first six months of fiscal year 2007. The increase in cash used for investing activities in the first six months of fiscal year 2008 was primarily the result of the acquisition of the Analogix Business in November 2007 and higher net capital expenditures due primarily to the construction of our IRD center in Walnut Creek, California.

We used $55.7 million of cash for financing activities in the first six months of fiscal year 2008, which compares to $27.6 million used for financing activities in the first six months of fiscal year 2007. The increase in cash used for financing activities was primarily due to higher expenditures to repurchase and retire common stock (such expenditures were made in both periods as a result of a continued effort to utilize excess cash to reduce the number of outstanding common shares). The increase in cash used for financing activities was partially offset by lower proceeds from the issuance of common stock due to lower stock option exercise volume during the first six months of fiscal year 2008 compared to the first six months of fiscal year 2007.

We maintain relationships with banks in many countries from whom we sometimes obtain bank guarantees and short-term standby letters of credit. These guarantees and letters of credit relate primarily to advance payments and deposits made to our subsidiaries by customers for which separate liabilities are recorded in the unaudited condensed consolidated financial statements. As of March 28, 2008, a total of $21.6 million of these bank guarantees and letters of credit were outstanding. No amounts had been drawn by beneficiaries under these or any other outstanding guarantees or letters of credit as of that date.

As of both March 28, 2008 and September 28, 2007, we had a $25.0 million term loan outstanding with a U.S. financial institution at a fixed interest rate of 6.7%. The term loan contains certain covenants that limit future borrowings and the payment of cash dividends and require the maintenance of certain levels of working capital and operating results. We were in compliance with all restrictive covenants of the term loan agreement at March 28, 2008.

In connection with certain acquisitions, we have accrued a portion of the purchase price that has been retained to secure the respective sellers’ indemnification obligations.

The following table summarizes outstanding purchase price amounts retained and the date they will become payable (net of any indemnification claims) as of March 28, 2008:

Acquired Business	Retained Amount	Date Payable
Analogix Business	$1.3 million	November 2009

In addition to the above amount, the final $0.7 million retained in connection with the acquisition of IonSpec Corporation (“IonSpec”) in February 2006 was paid during the first six months of fiscal year 2008.

As of March 28, 2008, up to a maximum of $33.3 million could be payable through December 2010 under contingent consideration arrangements relating to acquired businesses. Amounts subject to these arrangements can be earned over the respective measurement period, depending on the performance of the acquired business relative to certain financial and/or operational targets.

The following table summarizes key terms of outstanding contingent consideration arrangements as of March 28, 2008:

Acquired Business	Remaining Amount Available (maximum)	Measurement Period	Measurement Period End Date
Analogix Business	$4.0 million	3 years	December 2010
IonSpec	$14.0 million	3 years	April 2009
Polymer Labs	$15.3 million	3 years	December 2008

In addition to the above amounts, up to $10.0 million in contingent consideration could be payable over a three-year period relating to Oxford Diffraction, which was acquired in April 2008 for approximately $37 million in cash and assumed net debt.

During the first six months of fiscal year 2008, we paid $4.0 million for the final contingent consideration payment related to the acquisition of Magnex Scientific Limited in November 2004.

The Distribution Agreement provides that we are responsible for certain litigation to which VAI was a party, and further provides that we will indemnify VMS and VSEA for one-third of the costs, expenses and other liabilities relating to certain discontinued, former and corporate operations of VAI, including certain environmental liabilities (see Note 12 of the Notes to the Unaudited Condensed Consolidated Financial Statements).

As of March 28, 2008, we had cancelable commitments to a contractor for capital expenditures totaling approximately $22.4 million relating to the construction of our information rich detection center in Walnut Creek, California. In the event that these commitments are canceled for reasons other than the contractor’s default, we may be responsible for reimbursement of actual costs incurred by the contractor. We had no material non-cancelable commitments for capital expenditures as of March 28, 2008. In the aggregate, we currently anticipate that our capital expenditures will be about 3.5% of sales for the full fiscal year 2008.

As discussed above under the heading Restructuring Activities, in April 2007, we committed to a plan to combine and optimize the development and assembly of most of our NMR and mass spectrometry products, to further centralize related administration and other functions and to reallocate certain resources toward more rapidly growing product lines and geographies. In connection with this plan, we expect to make capital expenditures of up to $25 million, which began in the fourth quarter of fiscal year 2007 and will continue through the first half of fiscal year 2009. We expect that a significant portion of these expenditures will fall within our typical capital spending pattern (of approximately 3% of sales) measured over a two-year period. We also expect to incur total restructuring and other related costs associated with this plan of between $10.0 million and $14.0 million, of which $4.3 million was incurred in fiscal year 2007 and $2.3 million was incurred in the first six months of fiscal year 2008. Some portion of these costs is expected to be settled through the fourth quarter of fiscal year 2009, except for certain lease termination-related costs, which might be settled as late as the fourth quarter of fiscal year 2012. A total of $8.5 million to $12.5 million of these costs are expected to result in cash expenditures.

In February 2008, our Board of Directors approved a new stock repurchase program under which we were authorized to utilize up to $100 million to repurchase shares of our common stock. This repurchase program is effective through December 31, 2009. During the fiscal quarter ended March 28, 2008, we repurchased and retired 376,000 shares under this authorization at an aggregate cost of $20.2 million. As of March 28, 2008, we had remaining authorization to repurchase $79.8 million of our common stock under this repurchase program.

In January 2007, our Board of Directors approved a stock repurchase program under which we were authorized to utilize up to $100 million to repurchase shares of our common stock. This repurchase program was effective until December 31, 2008. During the first six months of fiscal year 2008, we repurchased and retired 876,000 shares under this repurchase program at an aggregate cost of $50.4 million, which completed this repurchase program.

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

Contractual Obligations and Other Commercial Commitments

The following table summarizes the amount and estimated timing of future cash expenditures relating to principal payments on outstanding long-term debt, minimum rentals due for certain facilities and other leased assets under long-term, non-cancelable operating leases and other long-term liabilities as of March 28, 2008:

	Six Months Ending Oct. 3, 2008	Fiscal Years						Total
		2009	2010	2011	2012	2013	Thereafter
(in thousands)
Operating leases	$5,295	$7,569	$5,231	$2,790	$2,230	$1,810	$3,836	$28,761
Long-term debt (including current portion)	6,250	—	6,250	—	6,250	—	6,250	25,000
Other long-term liabilities	502	4,443	3,356	3,284	2,805	2,684	25,761	42,835

Total	$12,047	$12,012	$14,837	$6,074	$11,285	$4,494	$35,847	$96,596

As of March 28, 2008, we did not have any off-balance sheet commercial commitments that could result in a significant cash outflow upon the occurrence of some contingent event, except for contingent payments of up to a maximum of $33.3 million related to acquisitions as discussed under Liquidity and Capital Resources above, the specific amounts of which are not currently determinable.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies to previous accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, with certain exceptions which are described below. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which amends SFAS 157 to exclude certain leasing transactions from its scope. Also in February 2008, the FASB issued FSP 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We do not expect the adoption of SFAS 157 to have a material impact on our financial condition or results of operations.

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

In December 2007, the FASB issued SFAS 141(revised 2007), Business Combinations, (“SFAS 141(R)”). SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations but also provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also requires the recognition of assets acquired and liabilities assumed arising from contingencies, the capitalization of in-process research and development at fair value, and the expensing of acquisition-related costs as incurred. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the requirements of SFAS 141(R) and do not expect its adoption in the first quarter of fiscal year 2010 to have a material impact on our financial condition or results of operations. However, in the event that we complete acquisitions subsequent to our adoption of SFAS 141(R), the application of its provisions will likely have a material impact on our results of operations, although we are not currently able to estimate that impact.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income be clearly identified, labeled and presented in the consolidated financial statements. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008, and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements are applied prospectively. We do not expect the adoption of SFAS 160 to have a material impact on our financial condition or results of operations.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives and strategies of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial condition and results of operations. SFAS 161 is effective for fiscal years beginning after November 15, 2008. We do not expect the adoption of SFAS 161 to have a material impact on our financial condition or results of operations.

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

At March 28, 2008, there were no outstanding forward contracts designated as cash flow hedges of forecasted transactions. During the first six months of fiscal year 2008, no foreign exchange gains or losses from cash flow hedge ineffectiveness were recognized.

Our foreign exchange forward contracts generally range from one to 12 months in original maturity. A summary of all foreign exchange forward contracts that were outstanding as of March 28, 2008 follows:

	Notional Value Sold	Notional Value Purchased
(in thousands)
Euro	$—	$30,788
Australian dollar	—	44,803
British pound	—	9,716
Japanese yen	5,586	—
Canadian dollar	3,569	—

Total	$9,155	$85,307

Interest Rate Risk. We have no material exposure to market risk for changes in interest rates. We invest any excess cash primarily in short-term U.S. Treasury securities and money market funds, and changes in interest rates would not be material to our financial condition or results of operations. We enter into debt obligations principally to support general corporate purposes, including working capital requirements, capital expenditures and acquisitions. At March 28, 2008, our debt obligations had fixed interest rates.

Based upon rates currently available to us for debt with similar terms and remaining maturities, the carrying amounts of long-term debt approximate their estimated fair values.

Although payments under certain of our operating leases for our facilities are tied to market indices, we are not exposed to material interest rate risk associated with our operating leases.

Debt Obligations.

Principal Amounts and Related Weighted-Average Interest Rates By Year of Maturity

	Six Months Ending Oct. 3, 2008	Fiscal Years						Total
		2009	2010	2011	2012	2013	Thereafter
(dollars in thousands)
Long-term debt (including current portion)	$6,250	$—	$6,250	$—	$6,250	$—	$6,250	$25,000
Average interest rate	6.7%	—%	6.7%	—%	6.7%	—%	6.7%	6.7%

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

Disclosure Controls and Procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our Chief Executive Officer and the Chief Financial Officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q (March 28, 2008), our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the second quarter of our fiscal year 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1A.	Risk Factors

See Item 1A—Risk Factors presented in our Annual Report on Form 10-K for the fiscal year ended September 28, 2007, which we encourage you to carefully consider.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) February 2008 Stock Repurchase Program. The following table summarizes information relating to our stock repurchases during the second quarter of fiscal year 2008:

Fiscal Month	Shares Repurchased	Average Price Per Share	Total Value of Shares Repurchased as Part of Publicly Announced Plan (1)(2)	Maximum Total Value of Shares that May Yet Be Purchased Under the Plan
(In thousands, except per share amounts)
Balance – December 28, 2007				$—
December 29, 2007 – January 25, 2008	—	$—	$—	—
January 26, 2008 – February 22, 2008	343	54.00	18,517	81,483
February 23, 2007 – March 28, 2008	33	52.60	1,731	$79,752

Total shares repurchased	376	$53.88	$20,248

(1)	In February 2008, our Board of Directors approved a stock repurchase program under which we were authorized to utilize up to $100 million to repurchase shares of our common stock. This repurchase program is effective through December 31, 2009.
(2)	Excludes commissions on repurchases.

January 2007 Stock Repurchase Program. The following table summarizes information relating to our stock repurchases during the second quarter of fiscal year 2008:

Fiscal Month	Shares Repurchased	Average Price Per Share	Total Value of Shares Repurchased as Part of Publicly Announced Plan (1)(2)	Maximum Total Value of Shares that May Yet Be Purchased Under the Plan
(In thousands, except per share amounts)
Balance – December 28, 2007				$36,137
December 29, 2007 – January 25, 2008	—	$—	$—	36,137
January 26, 2008 – February 22, 2008	668	54.10	36,137	—
February 23, 2007 – March 28, 2008	—	—	—	$—

Total shares repurchased	668	$54.10	$36,137

(1)	In January 2007, our Board of Directors approved a stock repurchase program under which we were authorized to utilize up to $100 million to repurchase shares of our common stock. This repurchase program is effective through December 31, 2008.
(2)	Excludes commissions on repurchases.

Item 4.	Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders held on January 31, 2008, our stockholders considered and voted on three matters: (1) the election of two Class III directors to the Board of Directors for three-year terms; (2) the ratification of the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for fiscal year 2008; and (3) the approval of our amended and restated Omnibus Stock Plan. Our stockholders’ voting on these matters was as follows:

	Votes For	Votes Against	Votes Withheld	Abstentions
Proposal One—Election of Directors:
Nominee: Garry W. Rogerson	27,985,860	—	835,986	—
Nominee: Elizabeth E. Tallett	24,904,570	—	3,907,276	—

Proposal Two—Ratification of Appointment of PricewaterhouseCoopers LLP	28,372,670	332,924	—	106,252

Proposal Three—Approval of Amended and Restated Omnibus Stock Plan	22,531,080	3,894,694	—	260,181

Pursuant to the rules of The Nasdaq Stock Market, Inc., Proposals One and Two allowed certain brokers to vote without receipt of instructions from clients, so there were no broker non-votes. There were 2,125,891 broker non-votes on Proposal Three.

Item 6.	Exhibits

(a) Exhibits.

Exhibit No.	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Exhibit Number

10.29*	Form of Nonqualified Stock Option Agreement between Varian, Inc. and Non-Employee Directors—For New Director/Chairman Grants (used beginning February 1, 2008)				X

10.30*	Form of Nonqualified Stock Option Agreement between Varian, Inc. and Non-Employee Directors—For Annual Director Grants (used beginning February 1, 2008)				X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARIAN, INC. (Registrant)

Date: May 6, 2008	By:	/s/ G. EDWARD MCCLAMMY
G. Edward McClammy Senior Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)