Form 10-Q
period 2008-06-27
VARIAN INC
filed 2008-08-06
CIK 1079028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2008

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

(650) 213-8000

(Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act :

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding as of August 1, 2008 was 29,368,498.

VARIAN, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 27, 2008

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

VARIAN, INC. AND SUBSIDIARY COMPANIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

(In thousands, except per share amounts)

	Fiscal Quarter Ended		Nine Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Sales
Products	$206,498	$195,634	$625,322	$584,314
Services	37,951	31,461	104,723	90,649

Total sales	244,449	227,095	730,045	674,963

Cost of sales
Products	116,457	107,644	342,951	317,783
Services	21,809	17,532	60,733	50,067

Total cost of sales	138,266	125,176	403,684	367,850

Gross profit	106,183	101,919	326,361	307,113

Operating expenses
Selling, general and administrative	68,797	64,366	202,380	190,822
Research and development	18,519	16,879	53,889	48,592
Purchased in-process research and development	1,488	—	1,488	—

Total operating expenses	88,804	81,245	257,757	239,414

Operating earnings	17,379	20,674	68,604	67,699
Impairment of private company equity investment (Note 14)	—	—	(3,018)	—
Interest income	1,200	1,622	4,888	4,259
Interest expense	(390)	(454)	(1,274)	(1,444)

Earnings before income taxes	18,189	21,842	69,200	70,514
Income tax expense	6,823	7,291	24,463	24,326

Net earnings	$11,366	$14,551	$44,737	$46,188

Net earnings per share:
Basic	$0.39	$0.48	$1.50	$1.52

Diluted	$0.38	$0.47	$1.48	$1.49

Shares used in per share calculation:
Basic	29,340	30,469	29,833	30,497

Diluted	29,728	30,983	30,309	31,028

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

VARIAN, INC. AND SUBSIDIARY COMPANIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands, except par value amounts)

	June 27, 2008	September 28, 2007
ASSETS
Current assets
Cash and cash equivalents	$128,215	$196,396
Accounts receivable, net	189,192	187,429
Inventories	184,790	140,533
Deferred taxes	38,175	38,068
Prepaid expenses and other current assets	19,277	17,332

Total current assets	559,649	579,758
Property, plant and equipment, net	114,975	110,792
Goodwill	230,430	193,760
Intangible assets, net	42,664	31,572
Other assets	20,376	20,951

Total assets	$968,094	$936,833

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current portion of long-term debt	$—	$6,250
Accounts payable	78,603	72,588
Deferred profit	10,531	13,641
Accrued liabilities	173,007	159,109

Total current liabilities	262,141	251,588
Long-term debt	18,750	18,750
Deferred taxes	7,302	4,050
Other liabilities	44,206	44,358

Total liabilities	332,399	318,746

Commitments and contingencies (Notes 5, 6, 8, 9, 10, 11, 12 and 15)

Stockholders’ equity
Preferred stock—par value $0.01, authorized—1,000 shares; issued—none	—	—
Common stock—par value $0.01, authorized—99,000 shares; issued and outstanding—29,350 shares at June 27, 2008 and 30,345 shares at September 28, 2007	360,067	351,330
Retained earnings	182,981	199,471
Accumulated other comprehensive income	92,647	67,286

Total stockholders’ equity	635,695	618,087

Total liabilities and stockholders’ equity	$968,094	$936,833

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

VARIAN, INC. AND SUBSIDIARY COMPANIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Nine Months Ended
	June 27, 2008	June 29, 2007
Cash flows from operating activities
Net earnings	$44,737	$46,188
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	21,217	21,163
Gain on disposition of property, plant and equipment	(452)	(196)
Impairment of private company equity investment	3,018	—
Purchased in-process research and development	1,488	—
Share-based compensation expense	7,207	7,890
Deferred taxes	(540)	(1,802)
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	10,735	2,245
Inventories	(31,046)	(9,703)
Prepaid expenses and other current assets	490	(436)
Other assets	(726)	(212)
Accounts payable	1,222	(6,488)
Deferred profit	(3,966)	(3,269)
Accrued liabilities	3,200	272
Other liabilities	3,041	3,613

Net cash provided by operating activities	59,625	59,265

Cash flows from investing activities
Proceeds from sale of property, plant and equipment	1,265	3,193
Purchase of property, plant and equipment	(16,674)	(10,879)
Purchase of businesses, net of cash acquired	(52,898)	(5,066)
Private company equity investments	(18)	—

Net cash used in investing activities	(68,325)	(12,752)

Cash flows from financing activities
Repayment of debt	(6,250)	(2,500)
Repurchase of common stock	(81,892)	(69,582)
Issuance of common stock	15,761	26,748
Excess tax benefit from share-based plans	3,151	7,070
Transfers to Varian Medical Systems, Inc.	(600)	(381)

Net cash used in financing activities	(69,830)	(38,645)

Effects of exchange rate changes on cash and cash equivalents	10,349	9,317

Net (decrease) increase in cash and cash equivalents	(68,181)	17,185
Cash and cash equivalents at beginning of period	196,396	154,155

Cash and cash equivalents at end of period	$128,215	$171,340

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Unaudited Interim Condensed Consolidated Financial Statements

These unaudited interim condensed consolidated financial statements of Varian, Inc. and its subsidiary companies (collectively, the “Company”) have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The September 28, 2007 balance sheet data was derived from audited financial statements, but does not include all disclosures required in audited financial statements by U.S. GAAP. These unaudited interim condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2007 filed with the SEC. In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. The results of operations for the nine months ended June 27, 2008 are not necessarily indicative of the results to be expected for a full year or for any other periods.

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

The Company designs, develops, manufactures, markets, sells and services scientific instruments (including related software, consumable products, accessories and services) and vacuum products (including related accessories and services). These businesses primarily serve life science, industrial (which includes environmental, food and energy), academic and research customers.

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

Fiscal Periods. The Company’s fiscal years reported are the 52- or 53-week periods ending on the Friday nearest September 30. Fiscal year 2008 will comprise the 53-week period ending October 3, 2008, and fiscal year 2007 was comprised of the 52-week period ended September 28, 2007. The fiscal quarters and nine months ended June 27, 2008 and June 29, 2007 each comprised 13 weeks and 39 weeks, respectively.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive Income. A summary of the components of the Company’s comprehensive income follows:

	Fiscal Quarter Ended		Nine Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
(in thousands)
Net earnings	$11,366	$14,551	$44,737	$46,188
Other comprehensive (loss) income:
Currency translation adjustment	(3,048)	6,673	25,359	25,440

Total other comprehensive (loss) income	(3,048)	6,673	25,359	25,440

Total comprehensive income	$8,318	$21,224	$70,096	$71,628

Note 4.	Balance Sheet Detail

	June 27, 2008	September 28, 2007
(in thousands)
Inventories
Raw materials and parts	$87,288	$64,130
Work in process	33,153	24,842
Finished goods	64,349	51,561

Total	$184,790	$140,533

Note 5.	Forward Exchange Contracts

The Company enters into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations on assets and liabilities denominated in non-functional currencies. These contracts are accounted for under Statement of Financial Accounting Standards No. (“SFAS”) 133, Accounting for Derivative Instruments and Hedging Activities. Typically, gains and losses on these contracts are substantially offset by transaction losses and gains on the underlying balances being hedged. During the fiscal quarter and nine months ended June 27, 2008, net foreign currency gains relating to these arrangements were $0.7 million and $1.5 million, respectively. During the fiscal quarter and nine months ended June 29, 2007, net foreign currency losses relating to these arrangements were $0.4 million and $1.2 million, respectively. These amounts were recorded in selling, general and administrative expenses.

From time to time, the Company also enters into foreign exchange forward contracts to minimize the impact of foreign currency fluctuations on forecasted transactions. These contracts are designated as cash flow hedges under SFAS 133. At June 27, 2008, there were no outstanding foreign exchange forward contracts designated as cash flow hedges of forecasted transactions. During the fiscal quarters and nine months ended June 27, 2008 and June 29, 2007, no foreign exchange gains or losses from hedge ineffectiveness were recognized.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s foreign exchange forward contracts generally range from one to 12 months in original maturity. A summary of all foreign exchange forward contracts that were outstanding as of June 27, 2008 follows:

	Notional Value Sold	Notional Value Purchased
(in thousands)
Australian dollar	$—	$43,281
Euro	—	28,715
British pound	—	11,971
Swiss franc	—	4,510
Canadian dollar	3,255	—
Japanese yen	3,248	—
Swedish krona	2,337	—
Polish zloty	—	1,634

Total	$8,840	$90,111

Note 6.	Acquisitions

Analogix Business. On November 11, 2007, the Company acquired certain assets and assumed certain liabilities of Analogix, Inc. (the “Analogix Business”) for approximately $11 million in cash and assumed net debt, subject to certain net asset adjustments. Under the terms of the acquisition, the Company might make additional purchase price payments of up to $4 million over a three-year period, depending on the performance of the Analogix Business and certain operational milestones. The Analogix Business designs, manufactures, markets, sells and services consumables and instrumentation for automated compound purification using flash chromatography, and became part of the Scientific Instruments segment.

Oxford Diffraction Ltd. On April 4, 2008, the Company acquired Oxford Diffraction Ltd. (“Oxford Diffraction”) for approximately $39 million in cash and assumed net debt, subject to certain net asset adjustments. Under the terms of the acquisition, the Company might make additional purchase price payments of up to $10 million over a three-year period, depending on the future financial performance of the Oxford Diffraction business. Oxford Diffraction designs, manufactures, markets, sells and services instruments and consumables for x-ray crystallography, an analytical technique used by scientists in pharmaceutical research and other research laboratories to determine the structure of both small molecules and large molecules such as proteins. Oxford Diffraction became part of the Scientific Instruments segment.

In connection with the Oxford Diffraction acquisition, the Company has completed a preliminary valuation of identified intangible assets (including purchased in-process research and development) which was used to prepare the initial purchase price allocation for accounting purposes. This valuation is expected to be finalized in the fourth quarter of fiscal year 2008 and may result in adjustments to the final purchase price allocation.

Based on the results of the preliminary valuation, the Company recorded a one-time charge of $1.5 million during the third quarter of fiscal year 2008 to immediately expense acquired in-process research and development related to projects that were in process but incomplete at the time of the acquisition.

Contingent Consideration Arrangements. The Company is, from time to time, obligated to pay additional cash purchase price amounts in the event that certain financial or operational milestones are met by acquired

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

businesses. As of June 27, 2008, up to a maximum of $43.9 million could be payable through April 2011 under contingent consideration arrangements relating to acquired businesses. Amounts subject to these arrangements can be earned over the respective measurement period, depending on the performance of the acquired business relative to certain financial and/or operational targets.

The following table summarizes contingent consideration arrangements as of June 27, 2008:

Acquired Business	Remaining Amount Available (maximum)	Measurement Period	Measurement Period End Date
	(in millions)
PL International Ltd.	$15.3	3 years	December 2008
IonSpec Corporation	14.0	3 years	April 2009
Oxford Diffraction	10.0	3 years	April 2011
Analogix Business	4.0	3 years	December 2010
Other	0.6	2 years	July 2010

Total	$43.9

Note 7.	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for each of the Company’s reporting segments in the first nine months of fiscal year 2008 were as follow:

	Scientific Instruments	Vacuum Technologies	Total Company
(in thousands)
Balance as of September 28, 2007	$192,794	$966	$193,760
Fiscal year 2008 acquisitions	29,247	—	29,247
Contingent payments on prior-year acquisitions	4,057	—	4,057
Foreign currency impacts and other adjustments	3,366	—	3,366

Balance as of June 27, 2008	$229,464	$966	$230,430

As required by SFAS 142, Goodwill and Other Intangible Assets, the Company performs an annual goodwill impairment assessment. This assessment is performed in the second quarter of each fiscal year. During the second quarter of fiscal year 2008, the Company completed its annual impairment test and determined that there was no impairment of goodwill.

The following intangible assets have been recorded and are being amortized by the Company:

	June 27, 2008
	Gross	Accumulated Amortization	Net
(in thousands)
Intangible assets
Existing technology	$17,790	$(9,841)	$7,949
Patents and core technology	45,816	(14,117)	31,699
Trade names and trademarks	2,451	(1,884)	567
Customer lists	12,288	(10,399)	1,889
Other	3,144	(2,584)	560

Total	$81,489	$(38,825)	$42,664

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	September 28, 2007
	Gross	Accumulated Amortization	Net
(in thousands)
Intangible assets
Existing technology	$16,611	$(8,235)	$8,376
Patents and core technology	29,908	(10,752)	19,156
Trade names and trademarks	2,458	(1,623)	835
Customer lists	11,866	(9,408)	2,458
Other	3,025	(2,278)	747

Total	$63,868	$(32,296)	$31,572

Amortization expense relating to intangible assets was $2.4 million and $6.2 million during the fiscal quarter and nine months ended June 27, 2008, respectively. Amortization expense relating to intangible assets was $1.8 million and $6.1 million during the fiscal quarter and nine months ended June 29, 2007, respectively. At June 27, 2008, estimated amortization expense for the remainder of fiscal year 2008 and for each of the five succeeding fiscal years and thereafter follows:

Estimated Amortization Expense
(in thousands)
Fiscal quarter ending October 3, 2008	$2,414
Fiscal year 2009	8,652
Fiscal year 2010	8,148
Fiscal year 2011	5,680
Fiscal year 2012	4,836
Fiscal year 2013	4,431
Thereafter	8,503

Total	$42,664

Note 8.	Restructuring Activities

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

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth changes in the Company’s aggregate liability relating to all restructuring plans (including the Fiscal Year 2007 Plan described below) during the first, second and third quarters of fiscal year 2008 as well as total restructuring expense and other related costs recorded since the inception of those plans:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at September 28, 2007	$2,222	$707	$2,929
Charges to expense, net	453	761	1,214
Cash payments	(181)	(131)	(312)
Foreign currency impacts and other adjustments	24	(24)	—

Balance at December 28, 2007	2,518	1,313	3,831
Charges to expense, net	51	—	51
Cash payments	(1,020)	(65)	(1,085)
Foreign currency impacts and other adjustments	36	138	174

Balance at March 28, 2008	1,585	1,386	2,971
Charges to expense, net	294	—	294
Cash payments	(107)	(88)	(195)
Foreign currency impacts and other adjustments	(4)	(21)	(25)

Balance at June 27, 2008	$1,768	$1,277	$3,045

Total expense since inception of plans
(in millions)
Restructuring expense			$19.2

Other restructuring-related costs (1)			$8.1

(1)	These costs related primarily to employee retention and relocation costs and accelerated depreciation of assets disposed upon the closure of facilities. Of the $8.1 million in other restructuring-related costs, $1.4 million and $2.7 million were recorded in the fiscal quarter and nine months ended June 27, 2008, respectively.

Fiscal Year 2007 Plan. During the third quarter of fiscal year 2007, the Company committed to a plan to combine and optimize the development and assembly of most of its NMR and mass spectrometry products, to further centralize related administration and other functions and to reallocate certain resources toward more rapidly growing product lines and geographies. As part of the plan, the Company is creating an information rich detection (“IRD”) center in Walnut Creek, California, where NMR operations currently located in Palo Alto, California are being integrated with mass spectrometry operations already located in Walnut Creek. The Company is investing in a new 45,000 square foot building and a substantial remodel of an existing building there to house the IRD center.

As a result of the plan, a number of employee positions have been or will be relocated or eliminated and certain facilities have been or will be consolidated. These actions primarily impact the Scientific Instruments segment and involve the elimination of between approximately 40 and 60 positions. The Company expects these activities to be completed during fiscal year 2009.

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

The following table sets forth changes in the Company’s restructuring liability relating to the foregoing plan during the first, second and third quarters of fiscal year 2008:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at September 28, 2007	$2,222	$—	$2,222
Charges to expense, net	453	761	1,214
Cash payments	(181)	(77)	(258)
Foreign currency impacts and other adjustments	24	(20)	4

Balance at December 28, 2007	2,518	664	3,182
Charges to expense, net	51	—	51
Cash payments	(1,020)	(44)	(1,064)
Foreign currency impacts and other adjustments	36	136	172

Balance at March 28, 2008	1,585	756	2,341
Charges to expense, net	294	—	294
Cash payments	(107)	(64)	(171)
Foreign currency impacts and other adjustments	(4)	(11)	(15)

Balance at June 27, 2008	$1,768	$681	$2,449

Total expense since inception of plans
(in millions)
Restructuring expense			$3.9

Other restructuring-related costs			$4.7

The restructuring charges of $0.3 million and $1.6 million recorded during the fiscal quarter and nine months ended June 27, 2008 related to employee termination benefits and costs associated with the closure of leased facilities. The Company also incurred $1.4 million and $2.7 million in other restructuring-related costs during the fiscal quarter and nine months ended June 27, 2008, respectively. These costs were related to employee retention costs and facilities-related costs including decommissioning costs and non-cash charges for accelerated depreciation of assets to be disposed upon the closure of facilities.

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

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in the Company’s estimated liability for product warranty during the nine months ended June 27, 2008 and June 29, 2007 follow:

	Nine Months Ended
	June 27, 2008	June 29, 2007
(in thousands)
Beginning balance	$12,454	$11,042
Charges to costs and expenses	3,571	3,856
Warranty expenditures and other adjustments	(3,521)	(3,433)
Acquired warranty liabilities	1,098	—

Ending balance	$13,602	$11,465

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

Credit Facilities. The Company maintains relationships with banks in many countries from whom it sometimes obtains bank guarantees and short-term standby letters of credit. These guarantees and letters of credit relate primarily to advance payments and deposits made to the Company’s subsidiaries by customers for which separate liabilities are recorded in the unaudited condensed consolidated financial statements. As of June 27, 2008, a total of $23.2 million of these bank guarantees and letters of credit were outstanding. No amounts had been drawn by beneficiaries under these or any other outstanding guarantees or letters of credit as of that date.

Long-term Debt. As of June 27, 2008, the Company had an $18.8 million term loan outstanding with a U.S. financial institution. The balance outstanding under this term loan was $25.0 million at September 28, 2007. As of both June 27, 2008 and September 28, 2007, the fixed interest rate on the term loan was 6.7%. The term loan contains certain covenants that limit future borrowings and the payment of cash dividends and require the maintenance of certain levels of working capital and operating results. The Company was in compliance with all restrictive covenants of the term loan agreement at June 27, 2008.

The following table summarizes future principal payments on borrowings under long-term debt outstanding as of June 27, 2008:

	Fiscal Quarter Ending Oct. 3, 2008	Fiscal Years						Total
		2009	2010	2011	2012	2013	Thereafter
(in thousands)
Long-term debt (including current portion)	$—	$—	$6,250	$—	$6,250	$—	$6,250	$18,750

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11.	Defined Benefit Retirement Plans

Net Periodic Pension Cost. The components of net periodic pension cost relating to the Company’s defined benefit retirement plans follow:

	Fiscal Quarter Ended		Nine Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
(in thousands)
Service cost	$343	$334	$1,029	$1,002
Interest cost	723	626	2,169	1,878
Expected return on plan assets	(653)	(512)	(1,959)	(1,536)
Amortization of prior service cost and actuarial gains and losses	—	111	—	333

Net periodic pension cost	$413	$559	$1,239	$1,677

Employer Contributions. During the fiscal quarter and nine months ended June 27, 2008, the Company made contributions totaling $0.3 million and $1.0 million to its defined benefit pension plans. The Company currently anticipates contributing an additional $0.4 million to these plans in the fourth quarter of fiscal year 2008.

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

Various uncertainties make it difficult to estimate future costs for certain of these environmental-related activities, specifically external legal expenses, VMS’ internal oversight costs, third-party claims and a former VAI facility where the likelihood and scope of further environmental-related activities are difficult to assess. As of June 27, 2008, it was nonetheless estimated that the Company’s future exposure for these environmental-related costs ranged in the aggregate from $1.1 million to $2.6 million. The time frame over which these costs are expected to be incurred varies with each type of cost, ranging up to approximately 22 years as of June 27, 2008.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

No amount in the foregoing range of estimated future costs is discounted, and no amount in the range is believed to be more probable of being incurred than any other amount in such range. The Company therefore had an accrual of $1.1 million as of June 27, 2008 for these future environmental-related costs.

Sufficient knowledge has been gained to be able to better estimate other costs for future environmental-related activities. As of June 27, 2008, it was estimated that the Company’s future costs for these environmental-related activities ranged in the aggregate from $2.9 million to $12.8 million. The time frame over which these costs are expected to be incurred varies, ranging up to approximately 22 years as of June 27, 2008. As to each of these ranges of cost estimates, it was determined that a particular amount within the range was a better estimate than any other amount within the range. Together, these amounts totaled $5.8 million at June 27, 2008. Because both the amount and timing of the recurring portion of these costs were reliably determinable, that portion is discounted at 4%, net of inflation. The Company therefore had an accrual of $4.1 million as of June 27, 2008, which represents its best estimate of these future environmental-related costs after discounting estimated recurring future costs. This accrual is in addition to the $1.1 million described in the preceding paragraph.

The Company has not reduced any environmental-related liability in anticipation of recoveries from third parties. However, an insurance company has agreed to pay a portion of certain of VAI’s (now VMS’) future environmental-related costs, for which the Company has an indemnification obligation, and the Company therefore has a long-term receivable of $1.0 million (discounted at 4%, net of inflation) in other assets as of June 27, 2008, for the Company’s share of that insurance recovery.

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

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the amount of share-based compensation expense by award type as well as the effect of this expense on net earnings and net earnings per share:

	Fiscal Quarter Ended		Nine Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
(in thousands, except per share amounts)
Share-based compensation expense by award type:
Employee and non-employee director stock options	$(1,359)	$(1,424)	$(4,150)	$(5,404)
Employee stock purchase plan	(224)	(219)	(787)	(722)
Restricted (nonvested) stock (1)	(802)	(533)	(2,045)	(1,639)
Non-employee director stock units	—	—	(225)	(125)

Total share-based compensation expense (effect on earnings before income taxes)	(2,385)	(2,176)	(7,207)	(7,890)
Effect on income tax expense	744	794	2,070	2,879

Effect on net earnings	$(1,641)	$(1,382)	$(5,137)	$(5,011)

Effect on net earnings per share:
Basic	$(0.06)	$(0.05)	$(0.17)	$(0.16)

Diluted	$(0.06)	$(0.04)	$(0.17)	$(0.16)

(1)	Includes $81,000 and $244,000 in the fiscal quarter and nine months ended June 27, 2008, respectively, related to restricted stock granted in connection with the Company’s Fiscal Year 2007 restructuring plan.

Share-based compensation expense has been included in the Company’s unaudited condensed consolidated statement of earnings as follows:

	Fiscal Quarter Ended		Nine Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
(in thousands)
Cost of sales	$106	$103	$338	$322
Selling, general and administrative	2,164	1,936	6,503	7,177
Research and development	115	137	366	391

Total	$2,385	$2,176	$7,207	$7,890

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

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes stock option activity under the OSP for the nine months ended June 27, 2008:

	Shares	Weighted Average Exercise Price	Aggregate Grant Date Fair Value (1)
	(in thousands)		(in millions)
Outstanding at September 28, 2007	1,783	$38.43
Granted	288	$67.53	$5.5
Exercised	(360)	$35.26
Cancelled or expired	(7)	$56.97

Outstanding at June 27, 2008	1,704	$43.95

(1)	After estimated forfeitures.

As of June 27, 2008, unrecognized share-based compensation expense related to stock options was $5.8 million. This amount will be recognized as expense using the straight-line attribution method over a weighted-average amortization period of 1.2 years.

Restricted (Nonvested) Stock. Under the OSP, the Company also periodically grants restricted (nonvested) common stock to employees. Such grants are valued using the quoted market value of the underlying common stock as of the grant date. The fair value of these shares is then recognized by the Company as share-based compensation expense ratably over their respective vesting periods, which range from one to three years.

The following table summarizes restricted (nonvested) common stock activity under the OSP for the nine months ended June 27, 2008:

	Shares	Weighted Average Grant Date Fair Value	Aggregate Grant Date Fair Value
	(in thousands)		(in millions)
Outstanding and unvested at September 28, 2007	111	$43.92
Granted	42	$69.44	$2.9
Vested (1)	(50)	$37.48

Outstanding and unvested at June 27, 2008	103	$57.45

(1)	Includes shares tendered to the Company by employees in settlement of employee tax withholding obligations.

As of June 27, 2008, there was a total of $2.7 million in unrecognized share-based compensation expense related to restricted stock granted under the OSP. This expense will be recognized over a weighted-average amortization period of 1.3 years.

Non-Employee Director Stock Units. Under the terms of the OSP, on the first business day following each annual meeting of the Company’s stockholders, each person then serving as a non-employee director is automatically granted stock units having an initial value of $45,000 (beginning in fiscal year 2008) and $25,000 (prior to fiscal year 2008). The stock units will vest upon termination of the director’s service on the Board of Directors and will then be satisfied by issuance of shares of the Company’s common stock. Each non-employee director who holds stock units will not have rights as a stockholder with respect to the shares issuable thereunder

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

until such shares are paid out. The stock units are not transferable, except to the non-employee director’s designated beneficiary or estate in the event of his or her death. During the nine months ended June 27, 2008 and June 29, 2007, the Company granted stock units with an aggregate value of $225,000 and $125,000, respectively, to non-employee members of its Board of Directors (of which there were five) and recognized the total value as share-based compensation expense at the time of grant.

Employee Stock Purchase Plan. During the fiscal quarter and nine months ended June 27, 2008, employees purchased approximately 20,000 shares for $1.0 million and 61,000 shares for $3.1 million, respectively, under the Company’s Employee Stock Purchase Plan (“ESPP”). During the fiscal quarter and nine months ended June 29, 2007, employees purchased approximately 25,000 shares for $0.9 million and 79,000 shares for $2.9 million, respectively. As of June 27, 2008, a total of approximately 207,000 shares remained available for issuance under the ESPP.

Stock Repurchase Programs. In February 2008, the Company’s Board of Directors approved a new stock repurchase program under which the Company is authorized to utilize up to $100 million to repurchase shares of its common stock. This repurchase program is effective through December 31, 2009. During the nine months ended June 27, 2008, the Company repurchased and retired 567,000 shares under this authorization at an aggregate cost of $30.5 million. As of June 27, 2008, the Company had remaining authorization to repurchase $69.5 million of its common stock under this program.

In January 2007, the Company’s Board of Directors approved a stock repurchase program under which the Company was authorized to utilize up to $100 million to repurchase shares of its common stock. This repurchase program is effective through December 31, 2008. During the nine months ended June 27, 2008, the Company repurchased and retired 876,000 shares under this authorization at an aggregate cost of $50.4 million, which completed this repurchase program.

Other Stock Repurchases. During the nine months ended June 27, 2008, the Company repurchased and retired 14,000 shares tendered to it by employees in settlement of employee tax withholding obligations due from those employees upon the vesting of restricted stock.

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

Effective September 29, 2007, the Company adopted FIN 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No 109, which addresses accounting for, and disclosure of, uncertain tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of the adoption of FIN 48, the Company reduced its liability for unrecognized tax benefits and increased deferred tax

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assets by $2.4 million and $0.6 million, respectively. These adjustments were aggregated and accounted for as a cumulative effect of a change in accounting principle, which resulted in an increase to retained earnings of $3.0 million. The total amount of unrecognized tax benefits excluding interest thereon as of the date of adoption was $6.9 million, substantially all of which would impact the effective tax rate if realized. The Company’s policy to include interest and penalties related to income taxes within income tax expense did not change as a result of implementing FIN 48. As of the date of adoption of FIN 48, the Company had accrued $0.7 million in income taxes payable for the payment of interest and penalties related to unrecognized tax benefits.

The Company’s U.S. federal, state and local income tax returns and non-U.S. income tax returns are subject to audit by relevant tax authorities. The Company’s income tax reporting periods beginning after fiscal year 2004 for the U.S. and after fiscal year 2001 for the Company’s major non-U.S. jurisdictions remain generally open to audit by relevant tax authorities.

During the fiscal quarter ended June 27, 2008, total unrecognized tax benefits were decreased by $0.6 million due to the lapse of certain statutes of limitations in the period which resulted in a $1.0 million reduction, which was partially offset by additions for current-year unrecognized tax benefits. During the nine months ended June 27, 2008, total unrecognized tax benefits were decreased by $1.5 million due to the lapse of certain statutes of limitations in the period which resulted in a $2.3 million reduction, partially offset by additions for current-year unrecognized tax benefits. These net decreases resulted in corresponding tax benefits in the fiscal quarter and nine months ended June 27, 2008, respectively.

At June 27, 2008, the total amount of unrecognized tax benefits was $5.4 million, substantially all of which would impact the effective tax rate if realized. Income taxes payable at June 27, 2008 included accrued interest and penalties of $0.5 million. Although the timing and outcome of income tax audits is highly uncertain, it is possible that certain unrecognized tax benefits could decrease in the next twelve months due to the lapse of certain statutes of limitation and result in a reduction in the annual effective tax rate of up to 1%. Any such reduction could be impacted by other changes in other unrecognized tax benefits.

Note 16.	Net Earnings Per Share

Basic earnings per share are calculated based on net earnings and the weighted-average number of shares of common stock outstanding during the reported period. Diluted earnings per share are calculated similarly, except that the weighted-average number of common shares outstanding during the period are increased by the number of additional shares of common stock that would have been outstanding if dilutive potential shares of common stock had been issued. The dilutive effect of potential common stock (including outstanding stock options, unvested restricted stock and non-employee director stock units) is reflected in diluted earnings per share by application of the treasury stock method, which includes consideration of share-based compensation as required by SFAS 123(R).

For the fiscal quarter and nine months ended June 27, 2008, options to purchase 282,000 and 256,000 shares, respectively, were excluded from the calculation of diluted earnings per share as their effect was anti-dilutive. For the fiscal quarter and nine months ended June 29, 2007, options to purchase 5,000 and 31,000 shares, respectively, were excluded from the calculation of diluted earnings per share as their effect was anti-dilutive.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of weighted-average basic shares outstanding to weighted-average diluted shares outstanding follows:

	Fiscal Quarter Ended		Nine Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
(in thousands)
Weighted-average basic shares outstanding	29,340	30,469	29,833	30,497
Net effect of dilutive potential common stock	388	514	476	531

Weighted-average diluted shares outstanding	29,728	30,983	30,309	31,028

Note 17.	Industry Segments

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

	Sales		Sales
	Fiscal Quarter Ended		Nine Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
(in millions)
Scientific Instruments	$200.7	$187.0	$602.1	$554.2
Vacuum Technologies	43.7	40.1	127.9	120.8

Total industry segments	$244.4	$227.1	$730.0	$675.0

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Pretax Earnings		Pretax Earnings
	Fiscal Quarter Ended		Nine Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
(in millions)
Scientific Instruments	$12.2	$17.4	$54.5	$58.0
Vacuum Technologies	7.8	7.8	24.3	23.9

Total industry segments	20.0	25.2	78.8	81.9
General corporate	(2.6)	(4.5)	(10.2)	(14.2)
Impairment of private company equity investment	—	—	(3.0)	—
Interest income	1.2	1.6	4.9	4.2
Interest expense	(0.4)	(0.5)	(1.3)	(1.4)

Total pretax earnings	$18.2	$21.8	$69.2	$70.5

Note 18.	Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies to previous accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, with certain exceptions which are described below. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”), which amends SFAS 157 to exclude certain leasing transaction from its scope. Also in February 2008, the FASB issued FSP 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company does not expect the adoption of SFAS 157 to have a material impact on its financial condition or results of operations.

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

In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets, and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), Business Combinations, and other accounting literature. FSP 142-3 is effective for fiscal years beginning after December 15, 2008, and must be applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. Given that FSP 142-3 applies to intangible assets acquired after the effective date, the Company is not yet able to determine whether its adoption will have a material impact on its financial condition or results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution Regarding Forward-Looking Statements

Throughout this Report, and particularly in this Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations, there are forward-looking statements that are based upon our current expectations, estimates and projections and that reflect our beliefs and assumptions based upon information available to us at the date of this Report. In some cases, you can identify these statements by words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” and other similar terms. These forward-looking statements include (but are not limited to) those relating to the timing and amount of anticipated restructuring and other related costs as well as anticipated capital expenditures in fiscal year 2008.

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

Other risks and uncertainties that could cause actual results to differ materially from those in our forward-looking statements include, but are not limited to, the following: whether we will succeed in new product development, release, commercialization, performance and acceptance; whether we can achieve continued growth in sales for industrial and/or life science applications; whether we can achieve continued sales growth in Europe and Asia Pacific and/or stronger growth in sales in the U.S.; risks arising from the timing of shipments, installations and the recognition of revenues on certain magnet-based products, including nuclear magnetic resonance (“NMR”) spectroscopy systems, magnetic resonance (“MR”) imaging systems and fourier transform mass spectrometry (“FTMS”) systems and superconducting magnets; the impact of shifting product mix on profit margins; competitive products and pricing; economic conditions in our product and geographic markets; whether we will see continued and timely delivery of key raw materials and components by suppliers; foreign currency fluctuations that could adversely impact revenue growth and earnings; whether we will see continued investment in capital equipment, in particular given global liquidity and credit concerns; whether we will see reduced demand from customers that operate in cyclical industries; the impact of any delay or reduction in government funding for research; our ability to successfully evaluate, negotiate and integrate acquisitions; the actual costs, timing and benefits of restructuring activities (such as our Northern California facilities consolidation) and other efficiency improvement activities (such as our global procurement, lower-cost manufacturing and outsourcing initiatives); variability in our effective income tax rate (due to factors including the timing and amount of discrete tax events and changes to unrecognized tax benefits); and other risks detailed from time to time in our filings with the U.S. Securities and Exchange Commission (the “SEC”). We undertake no special obligation to update any forward-looking statements, whether in response to new information, future events or otherwise.

Results of Operations

Third Quarter of Fiscal Year 2008 Compared to Third Quarter of Fiscal Year 2007

Segment Results

For financial reporting purposes, our operations are grouped into two reportable business segments: Scientific Instruments and Vacuum Technologies. The following table presents comparisons of our sales and operating earnings for each of those segments and in total for the third quarters of fiscal years 2008 and 2007:

	Fiscal Quarter Ended
	June 27, 2008		June 29, 2007		Increase (Decrease)
	$	% of Sales	$	% of Sales	$	%
(dollars in millions)
Sales by Segment:
Scientific Instruments	$200.7	82.1%	$187.0	82.3%	$13.7	7.3%
Vacuum Technologies	43.7	17.9	40.1	17.7	3.6	9.0

Total company	$244.4	100.0%	$227.1	100.0%	$17.3	7.6%

Operating Earnings by Segment:
Scientific Instruments	$12.2	6.1%	$17.4	9.3%	$(5.2)	(29.9)%
Vacuum Technologies	7.8	17.7	7.8	19.5	—	—

Total segments	20.0	8.2	25.2	11.1	(5.2)	(20.9)
General corporate	(2.6)	(1.1)	(4.5)	(2.0)	1.9	43.6

Total company	$17.4	7.1%	$20.7	9.1%	$(3.3)	(15.9)%

Scientific Instruments. The increase in Scientific Instruments sales was primarily attributable to higher sales volume of our analytical instruments and consumable products, partially offset by lower sales of magnet-based products (primarily due to delayed deliveries and installations of a few large systems). The weaker U.S. dollar and recent acquisitions also had a positive impact on Scientific Instruments sales growth. Sales increased for both industrial (which includes environmental, food and energy) and life science applications.

Scientific Instruments revenues for the third quarter of fiscal year 2007 do not include sales from acquisitions completed since the third quarter of fiscal year 2007, primarily Oxford Diffraction Limited (“Oxford Diffraction”), which was acquired in April 2008, and the business of Analogix, Inc. (the “Analogix Business”), which was acquired in November 2007. In the aggregate, these acquisitions contributed approximately 1% to Scientific Instruments sales growth in the third quarter of fiscal year 2008 compared to the third quarter of fiscal year 2007.

Scientific Instruments operating earnings for the third quarter of fiscal year 2008 included an acquisition-related in-process research and development charge of $1.5 million, acquisition-related intangible amortization of $2.4 million, amortization of $0.6 million related to inventory written up to fair value in connection with the acquisition of Oxford Diffraction, restructuring and other related costs of $1.7 million and share-based compensation expense of $0.9 million. In comparison, Scientific Instruments operating earnings for the third quarter of fiscal year 2007 included acquisition-related intangible amortization of $1.8 million, restructuring and other related costs of $2.9 million and share-based compensation expense of $0.7 million. Excluding the impact of these items, the decrease in operating earnings as a percentage of sales was attributable to higher transition costs related to the relocation of manufacturing activities for certain products, the continued weakening of the U.S. dollar (which was favorable to reported sales but unfavorable to reported operating margins) and, to a lesser extent, the transition effect of acquisitions completed in the quarter.

We expect our initiatives to relocate manufacturing activities for certain products to have some residual negative impact on revenue and profitability in the fourth quarter of fiscal 2008.

Vacuum Technologies. The increase in Vacuum Technologies sales was driven by higher sales volume across a broad range of the segment’s products and services. The weaker U.S. dollar also had a positive impact on Vacuum Technologies sales growth. Sales increased for both industrial and life science applications.

Vacuum Technologies operating earnings for the third quarters of fiscal years 2008 and 2007 include the impact of share-based compensation expense of $0.2 million and $0.1 million, respectively. Excluding the impact of these items, the decrease in Vacuum Technologies operating earnings as a percentage of sales is primarily the result of the continued weakening of the U.S. dollar, which was only partially offset by the positive impact of sales volume leverage in the third quarter of fiscal year 2008.

Consolidated Results

The following table presents comparisons of our sales and other selected consolidated financial results for the third quarters of fiscal years 2008 and 2007:

	Fiscal Quarter Ended
	June 27, 2008		June 29, 2007		Increase (Decrease)
	$	% of Sales	$	% of Sales	$	%
(dollars in millions, except per share data)
Sales	$244.4	100.0%	$227.1	100.0%	$17.3	7.6%

Gross profit	106.2	43.4	101.9	44.9	4.3	4.2

Operating expenses:
Selling, general and administrative	68.8	28.1	64.3	28.4%	4.5	6.9
Research and development	18.5	7.6	16.9	7.4	1.6	9.7
Purchased in-process research and development	1.5	0.6	—	—	1.5	100.0

Total operating expenses	88.8	36.3	81.2	35.8	7.6	9.3

Operating earnings	17.4	7.1	20.7	9.1	(3.3)	(15.9)
Interest income	1.2	0.5	1.6	0.7	(0.4)	(26.0)
Interest expense	(0.4)	(0.2)	(0.4)	(0.2)	—	14.0
Income tax expense	(6.8)	(2.8)	(7.3)	(3.2)	0.5	6.4

Net earnings	$11.4	4.6%	$14.6	6.4%	$(3.2)	(21.9)%

Net earnings per diluted share	$0.38		$0.47		$(0.09)

Sales. As discussed under the heading Segment Results above, sales by our Scientific Instruments and Vacuum Technologies segments in the third quarter of fiscal year 2008 increased by 7.3% and 9.0%, respectively, compared to the prior-year quarter. The growth in consolidated sales was broad-based, with increases in sales of products for both industrial (which includes environmental, food and energy) and life science applications. Recent acquisitions and the weaker U.S. dollar also had a positive effect on the reported sales increases, while delayed deliveries and installations of a few large magnet-based products had a negative effect. Sales from acquisitions completed since the third quarter of fiscal year 2007 contributed approximately 1% to consolidated sales growth in the third quarter of fiscal year 2008 compared to the third quarter of fiscal year 2007.

For geographic reporting purposes, we use four regions—North America (excluding Mexico), Europe (including the Middle East and Africa), Asia Pacific (including India) and Latin America (including Mexico). Sales by geographic region in the third quarters of fiscal years 2008 and 2007 were as follow:

	Fiscal Quarter Ended
	June 27, 2008		June 29, 2007		Increase (Decrease)
	$	% of Sales	$	% of Sales	$	%
(dollars in millions)
Geographic Region
North America	$79.2	32.4%	$79.0	34.8%	$0.2	0.2%
Europe	98.1	40.1	90.4	39.8	7.7	8.5
Asia Pacific	51.5	21.1	47.4	20.9	4.1	8.8
Latin America	15.6	6.4	10.3	4.5	5.3	52.0

Total company	$244.4	100.0%	$227.1	100.0%	$17.3	7.6%

Sales in North America were essentially flat, with higher Vacuum Technologies sales offset by slightly lower Scientific Instruments sales. The sales increases in Europe and Asia Pacific were attributable to higher sales by both the Scientific Instruments and Vacuum Technologies segments. The sales increase in Latin America was attributable to higher Scientific Instruments sales.

The sales increase in Europe was less pronounced compared to the prior-year quarter due to the timing of sales of certain low-volume, high-selling price magnet-based products. We do not consider this to be indicative of any particular trend for magnet-based products as a whole, but rather to be reflective of the variability in results that these low-volume, high-selling price magnet-based products can create.

Gross Profit. Gross profit for the third quarter of fiscal year 2008 reflects the impact of $2.0 million in amortization expense relating to acquisition-related intangible assets, $0.6 million in amortization expense related to inventory written up to fair value primarily in connection with the acquisition of Oxford Diffraction, $0.5 million in restructuring and other related costs and share-based compensation expense of $0.1 million. In comparison, gross profit for the third quarter of fiscal year 2007 reflects the impact of $1.3 million in amortization expense relating to acquisition-related intangible assets, $0.7 million in restructuring and other related costs and share-based compensation expense of $0.1 million. Excluding the impact of these items, the decrease in gross profit as a percentage of sales was primarily the result of higher transition costs related to the relocation of manufacturing activities for certain products, the weaker U.S. dollar (which was favorable to reported sales but unfavorable to reported gross profit margins) and, to a lesser extent, higher freight costs.

Selling, General and Administrative. Selling, general and administrative expenses for the third quarter of fiscal year 2008 included $0.4 million in amortization expense relating to acquisition-related intangible assets, $0.9 million in restructuring and other related costs and $2.1 million in share-based compensation expense. In comparison, selling, general and administrative expenses for the third quarter of fiscal year 2007 included $0.5 million in amortization expense relating to acquisition-related intangible assets, $1.9 million in restructuring and other related costs and $1.9 million in share-based compensation expense. Excluding the impact of these items, the slight increase in selling, general and administrative expenses as a percentage of sales was primarily due to the weaker U.S. dollar, higher costs relating to new product introductions and the transition effect of acquisitions completed during the quarter, partially offset by lower employee bonus accruals in the third quarter of fiscal year 2008.

Research and Development. Research and development expenses for the third quarter of fiscal year 2008 reflect the impact of restructuring and other related costs of $0.3 million and $0.1 million in share-based compensation expense. In comparison, research and development expenses for the third quarter of fiscal year

2007 reflect the impact of restructuring and other related costs of $0.3 million and share-based compensation expense of $0.1 million. Excluding the impact of these items, the slight increase in research and development expenses as a percentage of sales was primarily due to higher costs relating to new product introductions and product transition activities.

Purchased In-Process Research and Development. In connection with the Oxford Diffraction acquisition in the third quarter of fiscal year 2008, we recorded a one-time charge of $1.5 million to immediately expense acquired in-process research and development related to projects that were in process but incomplete at the time of the acquisition.

Restructuring Activities. Between fiscal years 2003 and 2007, we committed to several restructuring plans in order to adjust our organizational structure, improve operational efficiencies and eliminate redundant or excess costs resulting from acquisitions or dispositions during those periods. From the respective inception dates of these plans through June 27, 2008, we have incurred a total of $19.2 million in restructuring expense and a total of $8.1 million in other costs related directly to those plans (comprised primarily of employee retention and relocation costs and accelerated depreciation of assets disposed upon the closure of facilities). During the third quarter of fiscal year 2008, there was no significant activity under these plans except for the fiscal year 2007 plan as described below.

Fiscal Year 2007 Plan. During the third quarter of fiscal year 2007, we committed to a plan to combine and optimize the development and assembly of most of our NMR and mass spectrometry products, to further centralize related administration and other functions and to reallocate certain resources toward more rapidly growing product lines and geographies. As part of the plan, we are creating an information rich detection (“IRD”) center in Walnut Creek, California, where NMR operations currently located in Palo Alto, California are being integrated with mass spectrometry operations already located in Walnut Creek. Merging our IRD talent base into this single location will capitalize on our strength in NMR and mass spectrometry and enhance our ability to develop innovative IRD solutions that are more powerful, complementary, routine and user-friendly. Underscoring our commitment to IRD and the benefits that a combined location and organization will provide, we are investing in a new 45,000 square foot building and a substantial remodel of an existing building there to house the IRD center.

As a result of the plan, a number of employee positions have been or will be relocated or eliminated and certain facilities have been or will be consolidated. These actions primarily impact the Scientific Instruments segment and involve the elimination of between approximately 40 and 60 positions. We expect these activities to be completed during fiscal year 2009.

Restructuring and other related costs associated with this plan include one-time employee termination benefits, employee retention payments, costs to relocate facilities (including decommissioning costs, moving costs and temporary facility/storage costs), accelerated depreciation of fixed assets to be disposed as a result of facilities actions and lease termination costs.

The following table sets forth changes in our restructuring liability relating to the foregoing plan during the third quarter of fiscal year 2008 as well as total restructuring expense and other restructuring-related costs recorded since the inception of the plan:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at March 28, 2008	$1,585	$756	$2,341
Charges to expense, net	294	—	294
Cash payments	(107)	(64)	(171)
Foreign currency impacts and other adjustments	(4)	(11)	(15)

Balance at June 27, 2008	$1,768	$681	$2,449

Total expense since inception of plans
(in millions)
Restructuring expense			$3.9

Other restructuring-related costs			$4.7

The restructuring charges of $0.3 million recorded during the third quarter of fiscal year 2008 related to employee termination benefits. We also incurred $1.4 million in other restructuring-related costs during the quarter, which were comprised of $0.7 million in employee retention costs and $0.7 million in facilities-related costs including decommissioning costs and a non-cash charge for accelerated depreciation of assets to be disposed upon the closure of facilities.

Income Tax Expense. The effective income tax rate was 37.5% for the third quarter of fiscal year 2008, compared to 33.4% for the third quarter of fiscal year 2007. The higher effective income tax rate in the third quarter of fiscal year 2008 was primarily due to higher U.S. taxes on foreign earnings, a non-deductible in-process research and development charge related to the acquisition of Oxford Diffraction in April 2008 and higher non-deductible compensation expense. These factors were partially offset by the benefit from a larger reduction in unrecognized tax benefits due to the lapse of certain statutes of limitations in the third quarter of fiscal year 2008.

Net Earnings. Net earnings for the third quarter of fiscal year 2008 reflect an acquisition-related in-process research and development charge of $1.5 million and the after-tax impacts of $2.4 million in acquisition-related intangible amortization, $0.6 million in amortization related to inventory written up to fair value in connection with the acquisition of Oxford Diffraction, $1.7 million in restructuring and other related costs and $2.3 million in share-based compensation expense. Net earnings for the third quarter of fiscal year 2007 reflect the after-tax impacts of $1.8 million in acquisition-related intangible amortization, $2.9 million in restructuring and other related costs and $2.1 million in share-based compensation expense. Excluding the after-tax impact of these items, the decrease in net earnings in the third quarter of fiscal year 2008 was primarily attributable to higher transition costs related to the relocation of manufacturing activities for certain products and higher costs relating to new product introductions.

We expect our initiatives to relocate manufacturing activities for certain products to have some residual negative impact on revenue and profitability in the fourth quarter of fiscal 2008.

First Nine Months of Fiscal Year 2008 Compared to First Nine Months of Fiscal Year 2007

Segment Results

The following table presents comparisons of our sales and operating earnings for each of our Scientific Instruments and Vacuum Technologies segments and in total for the first nine months of fiscal years 2008 and 2007:

	Nine Months Ended
	June 27, 2008		June 29, 2007		Increase (Decrease)
	$	% of Sales	$	% of Sales	$	%
(dollars in millions)
Sales by Segment:
Scientific Instruments	$602.1	82.5%	$554.2	82.1%	$47.9	8.7%
Vacuum Technologies	127.9	17.5	120.8	17.9	7.1	5.9

Total company	$730.0	100.0%	$675.0	100.0%	$55.0	8.2%

Operating Earnings by Segment:
Scientific Instruments	$54.5	9.1%	$58.0	10.5%	$(3.5)	(6.1)%
Vacuum Technologies	24.3	19.0	23.9	19.7	0.4	1.7

Total segments	78.8	10.8	81.9	12.1	(3.1)	(3.8)
General corporate	(10.2)	(1.4)	(14.2)	(2.1)	4.0	28.5

Total company	$68.6	9.4%	$67.7	10.0%	$0.9	1.3%

Scientific Instruments. The increase in Scientific Instruments sales was primarily attributable to higher sales volume across a broad range of our analytical instruments and consumable products, partially offset by lower sales of magnet-based products. The weaker U.S. dollar and recent acquisitions also had a positive impact on Scientific Instruments sales growth. Sales increased for both industrial (which includes environmental, food and energy) and life science applications.

Scientific Instruments revenues for the first nine months of fiscal year 2007 do not include sales from acquisitions completed subsequent to that period, primarily Oxford Diffraction and the Analogix Business. Excluding sales from these acquisitions, Scientific Instruments sales in the first nine months of fiscal year 2008 increased by approximately 8% compared to the first nine months of fiscal year 2007.

Scientific Instruments operating earnings for the first nine months of fiscal year 2008 included an acquisition-related in-process research and development charge of $1.5 million, acquisition-related intangible amortization of $6.1 million, amortization of $1.2 million related to inventory written up to fair value in connection with the acquisitions of Oxford Diffraction, the Analogix Business and IonSpec Corporation (“IonSpec”), restructuring and other related costs of $4.2 million and share-based compensation expense of $2.6 million. In comparison, Scientific Instruments operating earnings for the first nine months of fiscal year 2007 included acquisition-related intangible amortization of $6.0 million, amortization of $0.5 million related to inventory written up to fair value in connection with the acquisition of IonSpec, restructuring and other related costs of $3.1 million and share-based compensation expense of $2.6 million. Excluding the impact of these items, operating earnings were lower as a percentage of sales due to higher transition costs related to the relocation of manufacturing activities for certain products, the continued weakening of the U.S. dollar (which was favorable to reported sales but unfavorable to reported operating margins) and the timing of new product introductions. These factors more than offset the positive impact of sales volume leverage.

Vacuum Technologies. The increase in Vacuum Technologies sales was driven by higher sales volume of a broad range of products and services, particularly those for industrial applications. The weaker U.S. dollar also had a positive impact on Vacuum Technologies sales growth.

Vacuum Technologies operating earnings for the first nine months of fiscal years 2008 and 2007 include the impact of share-based compensation expense of $0.6 million and $1.0 million, respectively. Excluding the impact of these items, the decrease in Vacuum Technologies operating earnings as a percentage of sales is primarily the result of the weaker U.S. dollar, which was only partially offset by the positive impact of sales volume leverage in the first nine months of fiscal year 2008.

Consolidated Results

The following table presents comparisons of our sales and other selected consolidated financial results for the first nine months of fiscal years 2008 and 2007:

	Nine Months Ended
	June 27, 2008		June 29, 2007		Increase (Decrease)
	$	% of Sales	$	% of Sales	$	%
(dollars in millions, except per share data)
Sales	$730.0	100.0%	$675.0	100.0%	$55.0	8.2%

Gross profit	326.4	44.7	307.1	45.5	19.3	6.3

Operating expenses:
Selling, general and administrative	202.4	27.7	190.8	28.3%	11.6	6.1
Research and development	53.9	7.4	48.6	7.2	5.3	10.9
Purchased in-process research and development	1.5	0.2	—	—	1.5	100.0

Total operating expenses	257.8	35.3	239.4	35.5	18.4	7.7

Operating earnings	68.6	9.4	67.7	10.0	0.9	1.3
Impairment of private company investments	(3.0)	(0.4)	—	—	(3.0)	(100.0)
Interest income	4.9	0.7	4.2	0.6	0.7	14.8
Interest expense	(1.3)	(0.2)	(1.4)	(0.2)	0.1	11.8
Income tax expense	(24.5)	(3.4)	(24.3)	(3.6)	(0.2)	(0.6)

Net earnings	$44.7	6.1%	$46.2	6.8%	$(1.5)	(3.1)%

Net earnings per diluted share	$1.48		$1.49		$(0.01)

Sales. As discussed under the heading Segment Results above, sales by the Scientific Instruments and Vacuum Technologies segments in the first nine months of fiscal year 2008 increased by 8.7% and 5.9%, respectively, compared to the first nine months of fiscal year 2007. The growth in consolidated sales was broad-based, with increases in sales of products for both industrial and life science applications. Recent acquisitions and the weaker U.S. dollar also had a positive effect on the reported sales increases. Excluding sales from acquisitions completed since the third quarter of fiscal year 2007, consolidated sales in the first nine months of fiscal year 2008 increased by almost 8% compared to the first nine months of fiscal year 2007.

Sales by geographic region in the first nine months of fiscal years 2008 and 2007 were as follow:

	Nine Months Ended
	June 27, 2008		June 29, 2007		Increase (Decrease)
	$	% of Sales	$	% of Sales	$	%
(dollars in millions)
Geographic Region
North America	$232.5	31.8%	$225.0	33.3%	$7.5	3.3%
Europe	299.3	41.0	279.2	41.4	20.1	7.2
Asia Pacific	153.1	21.0	138.6	20.5	14.5	10.5
Latin America	45.1	6.2	32.2	4.8	12.9	40.3

Total company	$730.0	100.0%	$675.0	100.0%	$55.0	8.2%

The sales increases in North America and Latin America were driven by higher Scientific Instruments sales, with Vacuum Technologies sales essentially flat in those regions. The increases in sales in Europe and Asia Pacific were attributable to higher sales by both the Scientific Instruments and Vacuum Technologies segments.

The sales increase in Europe was less pronounced compared to the first nine months of fiscal year 2007 due to the timing of sales of certain low-volume, high-selling price magnet-based products. We do not consider this to be indicative of any particular trend for magnet-based products as a whole, but rather to be reflective of the variability in results that these low-volume, high-selling price magnet-based products can create.

Gross Profit. Gross profit for the first nine months of fiscal year 2008 reflects the impact of $4.9 million in amortization expense relating to acquisition-related intangible assets, $1.2 million in amortization expense related to inventory written up to fair value in connection with recent acquisitions, $1.2 million in restructuring and other related costs and share-based compensation expense of $0.3 million. In comparison, gross profit for the first nine months of fiscal year 2007 reflects the impact of $3.9 million in amortization expense relating to acquisition-related intangible assets, $0.5 million in amortization expense related to inventory written up to fair value in connection with the IonSpec acquisition, $0.7 million in restructuring and other related costs and share-based compensation expense of $0.3 million. Excluding the impact of these items, the decrease in gross profit as a percentage of sales was primarily the result of higher transition costs related to the relocation of manufacturing activities for certain products, the weaker U.S. dollar (which increased reported revenues but lowered reported gross profit margins) and, to a lesser extent, higher freight costs.

Selling, General and Administrative. Selling, general and administrative expenses for the first nine months of fiscal year 2008 included $1.2 million in amortization expense relating to acquisition-related intangible assets, $2.3 million in restructuring and other related costs and $6.4 million in share-based compensation expense. In comparison, selling, general and administrative expenses for the first nine months of fiscal year 2007 included $2.1 million in amortization expense relating to acquisition-related intangible assets, $2.1 million in restructuring and other related costs and $7.1 million in share-based compensation expense. Excluding the impact of these items, the slight decrease in selling, general and administrative expenses as a percentage of sales was primarily the result of sales volume leverage and lower employee bonus accruals, largely offset by the continued weakening of the U.S. dollar, higher costs relating to sales commissions on strong orders, the timing of new product introductions and the transition effect of acquisitions completed during the first nine months of fiscal year 2008.

Research and Development. Research and development expenses for the first nine months of fiscal year 2008 reflect the impact of $0.8 million in restructuring and other related costs and share-based compensation expense of $0.3 million. In comparison, research and development expenses for the first nine months of fiscal year 2007 reflect the impact of $0.3 million in restructuring and other related costs and share-based compensation expense of $0.4 million. Excluding the impact of these items, research and development expenses were relatively flat as a percentage of sales.

Purchased In-Process Research and Development. In connection with the Oxford Diffraction acquisition in the third quarter of fiscal year 2008, we recorded a one-time charge of $1.5 million to immediately expense acquired in-process research and development related to projects that were in process but incomplete at the time of the acquisition.

Restructuring Activities. Between fiscal years 2003 and 2007, we committed to several restructuring plans in order to adjust our organizational structure, improve operational efficiencies and eliminate redundant or excess costs resulting from acquisitions or dispositions during those periods. During the first nine months of fiscal year 2008, there was no significant activity under these plans except for the fiscal year 2007 plan as described below.

Fiscal Year 2007 Plan. During the third quarter of fiscal year 2007, we committed to a plan to combine and optimize the development and assembly of most of our NMR and mass spectrometry products, to further centralize related administration and other functions and to reallocate certain resources toward more rapidly growing product lines and geographies.

The following table sets forth changes in our restructuring liability relating to the foregoing plan during the first nine months of fiscal year 2008:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at September 28, 2007	$2,222	$—	$2,222
Charges to expense, net	798	761	1,559
Cash payments	(1,308)	(185)	(1,493)
Foreign currency impacts and other adjustments	56	105	161

Balance at June 27, 2008	$1,768	$681	$2,449

The restructuring charges of $1.6 million recorded during the first nine months of fiscal year 2008 related to employee termination benefits and costs associated with the closure of leased facilities. We also incurred $2.7 million in other restructuring-related costs which were comprised of $1.7 million in employee retention costs and $1.0 million in facilities-related costs including decommissioning costs and a non-cash charge for accelerated depreciation of assets to be disposed upon the closure of facilities.

Impairment of Private Company Equity Investment. During the first nine months of fiscal year 2008, we became aware of information which raised substantial doubt about the ability of a small, private company in which we hold a cost-method equity investment to continue as a going concern. Based on this information, we determined that the fair value of our investment had declined and that the decline was other-than-temporary. As a result, we wrote off the entire $3.0 million carrying value via an impairment charge in the second quarter of fiscal year 2008.

Income Tax Expense. The effective income tax rate was 35.4% for the first nine months of fiscal year 2008, compared to 34.5% for the first nine months of fiscal year 2007. The higher effective income tax rate in the first nine months of fiscal year 2008 was primarily due to higher U.S. taxes on foreign earnings, higher non-deductible compensation expense and a non-deductible in-process research and development charge related to the acquisition of Oxford Diffraction in April 2008. These factors were partially offset by the benefit from a larger reduction in unrecognized tax benefits due to the lapse of certain statutes of limitations in the first nine months of fiscal year 2008.

Net Earnings. Net earnings for the first nine months of fiscal year 2008 reflect an in-process research and development charge of $1.5 million and the after-tax impacts of an impairment of a private company equity investment of $3.0 million, $6.1 million in acquisition-related intangible amortization, $1.2 million in amortization related to inventory written up to fair value in connection with recent acquisitions, $4.2 million in restructuring and other related costs and $7.0 million in share-based compensation expense. Net earnings for the first nine months of fiscal year 2007 reflect the after-tax impacts of $6.0 million in acquisition-related intangible amortization, $0.5 million in amortization related to inventory written up to fair value in connection with the acquisition of IonSpec, $3.1 million in restructuring and other related costs and $7.8 million in share-based compensation expense. Excluding the after-tax impact of these items, the increase in net earnings in the first nine months of fiscal year 2008 was primarily attributable to higher sales volume (including sales volume leverage on operating expenses), partially offset by higher transition costs related to the relocation of manufacturing activities for certain products and higher costs relating to new product introductions.

Liquidity and Capital Resources

We generated $59.6 million of cash from operating activities in the first nine months of fiscal year 2008, compared to $59.3 million generated in the first nine months of fiscal year 2007. Cash generated from operating activities remained essentially flat as a relative increase in inventories ($21.3 million) was offset by a relative decrease in accounts receivable ($8.5 million) and relative increases in accrued liabilities ($2.9 million) and accounts payable ($7.7 million). The relative increase in inventories was primarily due to a build-up of inventory to support increased orders, new product introductions and the transition of certain products to new manufacturing locations. The relative decrease in accounts receivable was primarily due to stronger collection efforts in the first nine months of fiscal year 2008. The relative increase in accrued liabilities was primarily due to an increase in contract advances from customers during the first nine months of fiscal year 2008. The relative increase in accounts payable was primarily due to higher purchasing of inventories.

We used $68.3 million of cash for investing activities in the first nine months of fiscal year 2008, which compares to $12.8 million used for investing activities in the first nine months of fiscal year 2007. The increase in cash used for investing activities in the first nine months of fiscal year 2008 was primarily the result of the acquisitions of the Analogix Business in November 2007 and Oxford Diffraction in April 2008 as well as higher net capital expenditures due primarily to the construction of our IRD center in Walnut Creek, California.

We used $69.8 million of cash for financing activities in the first nine months of fiscal year 2008, which compares to $38.6 million used for financing activities in the first nine months of fiscal year 2007. The increase in cash used for financing activities in the first nine months of fiscal year 2008 was primarily due to higher expenditures to repurchase and retire common stock (such expenditures were made in both periods as a result of a continued effort to utilize excess cash to reduce the number of outstanding common shares), lower proceeds from the issuance of common stock (due to lower stock option exercise volume) and higher repayments of debt.

We maintain relationships with banks in many countries from whom we sometimes obtain bank guarantees and short-term standby letters of credit. These guarantees and letters of credit relate primarily to advance payments and deposits made to our subsidiaries by customers for which separate liabilities are recorded in the unaudited condensed consolidated financial statements. As of June 27, 2008, a total of $23.2 million of these bank guarantees and letters of credit were outstanding. No amounts had been drawn by beneficiaries under these or any other outstanding guarantees or letters of credit as of that date.

As of June 27, 2008, we had an $18.8 million term loan outstanding with a U.S. financial institution. The balance outstanding under this term loan was $25.0 million at September 28, 2007. As of both June 27, 2008 and September 28, 2007, the fixed interest rate on the term loan was 6.7%. The term loan contains certain covenants that limit future borrowings and the payment of cash dividends and require the maintenance of certain levels of working capital and operating results. We were in compliance with all restrictive covenants of the term loan agreement at June 27, 2008.

In connection with certain acquisitions, we have accrued a portion of the purchase price that has been retained to secure the respective sellers’ indemnification obligations. The following table summarizes outstanding purchase price amounts retained and the date they will become payable (net of any indemnification claims) as of June 27, 2008:

Acquired Business	Retained Amount	Date Payable
	(in millions)
Analogix Business	$1.3	November 2009
Other	0.3	April 2009

Total	$1.6

In addition to the above amounts, the final $0.7 million retained in connection with the acquisition of IonSpec in February 2006 was paid during the first nine months of fiscal year 2008.

As of June 27, 2008, we had several outstanding contingent consideration arrangements relating to acquired businesses. Amounts subject to these arrangements can be earned over the respective measurement period, depending on the performance of the acquired business relative to certain financial and/or operational targets.

The following table summarizes contingent consideration arrangements as of June 27, 2008:

Acquired Business	Remaining Amount Available (maximum)	Measurement Period	Measurement Period End Date
	(in millions)
PL International Ltd.	$15.3	3 years	December 2008
IonSpec Corporation	14.0	3 years	April 2009
Oxford Diffraction	10.0	3 years	April 2011
Analogix Business	4.0	3 years	December 2010
Other	0.6	2 years	July 2010

Total	$43.9

During the first nine months of fiscal year 2008, we paid $4.0 million for the final contingent consideration payment related to Magnex Scientific Limited, which we acquired in November 2004.

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

As of June 27, 2008, we had cancelable commitments to a contractor for capital expenditures totaling approximately $21.3 million relating to the construction of our IRD center in Walnut Creek, California. In the event that these commitments are canceled for reasons other than the contractor’s default, we may be responsible for reimbursement of actual costs incurred by the contractor. We had no material non-cancelable commitments for capital expenditures as of June 27, 2008. In the aggregate, we currently anticipate that our capital expenditures will be approximately 2.5% of sales for the full fiscal year 2008.

As discussed above under the heading Restructuring Activities, in April 2007, we committed to a plan to combine and optimize the development and assembly of most of our NMR and mass spectrometry products, to further centralize related administration and other functions and to reallocate certain resources toward more rapidly growing product lines and geographies. In connection with this plan, we expect to make capital expenditures of up to $25 million, which began in the fourth quarter of fiscal year 2007 and will continue through fiscal year 2009. We expect that a significant portion of these expenditures will fall within our typical capital spending pattern (of approximately 3% of sales) measured over a two-year period. We also expect to incur total restructuring and other related costs associated with this plan of between $12.0 million and $14.0 million, of which $4.3 million was incurred in fiscal year 2007 and $4.2 million was incurred in the first nine months of fiscal year 2008. Some portion of these costs is expected to be settled through the fourth quarter of fiscal year 2009, except for certain lease termination-related costs, which might be settled as late as the fourth quarter of fiscal year 2012. A total of $10.5 million to $12.5 million of these costs are expected to result in cash expenditures.

In February 2008, our Board of Directors approved a new stock repurchase program under which we are authorized to utilize up to $100 million to repurchase shares of our common stock. This repurchase program is effective through December 31, 2009. During the nine months ended June 27, 2008, we repurchased and retired 567,000 shares under this authorization at an aggregate cost of $30.5 million. As of June 27, 2008, we had remaining authorization to repurchase $69.5 million of our common stock under this repurchase program.

In January 2007, our Board of Directors approved a stock repurchase program under which we were authorized to utilize up to $100 million to repurchase shares of our common stock. This repurchase program was effective until December 31, 2008. During the first nine months of fiscal year 2008, we repurchased and retired 876,000 shares under this repurchase program at an aggregate cost of $50.4 million, which completed this repurchase program.

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

Contractual Obligations and Other Commercial Commitments

The following table summarizes the amount and estimated timing of future cash expenditures relating to principal payments on outstanding long-term debt, minimum rentals due for certain facilities and other leased assets under long-term, non-cancelable operating leases and other long-term liabilities as of June 27, 2008:

	Fiscal Quarter Ending Oct. 3, 2008	Fiscal Years
		2009	2010	2011	2012	2013	Thereafter	Total
(in thousands)
Operating leases	$3,001	$9,472	$6,683	$3,356	$2,252	$1,780	$3,762	$30,306
Long-term debt (including current portion)	—	—	6,250	—	6,250	—	6,250	18,750
Other long-term liabilities	502	4,455	3,898	3,511	2,934	2,742	26,164	44,206

Total	$3,503	$13,927	$16,831	$6,867	$11,436	$4,522	$36,176	$93,262

As of June 27, 2008, we did not have any off-balance sheet commercial commitments that could result in a significant cash outflow upon the occurrence of some contingent event, except for contingent payments of up to a maximum of $43.9 million related to acquisitions as discussed under Liquidity and Capital Resources above, the specific amounts of which are not currently determinable.

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

In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets, and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), Business Combinations, and other accounting literature. FSP 142-3 is effective for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. Given that FSP 142-3 applies to intangible assets acquired after the effective date, we are not yet able to determine whether its adoption will have a material impact on our financial condition or results of operations.

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

At June 27, 2008, there were no outstanding forward contracts designated as cash flow hedges of forecasted transactions. During the first nine months of fiscal year 2008, no foreign exchange gains or losses from cash flow hedge ineffectiveness were recognized.

Our foreign exchange forward contracts generally range from one to 12 months in original maturity. A summary of all foreign exchange forward contracts that were outstanding as of June 27, 2008 follows:

	Notional Value Sold	Notional Value Purchased
(in thousands)
Australian dollar	$—	$43,281
Euro	—	28,715
British pound	—	11,971
Swiss franc	—	4,510
Canadian dollar	3,255	—
Japanese yen	3,248	—
Swedish krona	2,337	—
Polish zloty	—	1,634

Total	$8,840	$90,111

Interest Rate Risk. We have no material exposure to market risk for changes in interest rates. We invest any excess cash primarily in short-term U.S. Treasury securities and money market funds, and changes in interest rates would not be material to our financial condition or results of operations. We enter into debt obligations principally to support general corporate purposes, including working capital requirements, capital expenditures and acquisitions. At June 27, 2008, our debt obligations had fixed interest rates.

Based upon rates currently available to us for debt with similar terms and remaining maturities, the carrying amounts of long-term debt approximate their estimated fair values.

Although payments under certain of our operating leases for our facilities are tied to market indices, we are not exposed to material interest rate risk associated with our operating leases.

Debt Obligations.

Principal Amounts and Related Weighted-Average Interest Rates By Year of Maturity

	Fiscal Quarter Ending Oct. 3, 2008	Fiscal Years						Total
		2009	2010	2011	2012	2013	Thereafter
(in thousands)
Long-term debt (including current portion)	$—	$—	$6,250	$—	$6,250	$—	$6,250	$18,750
Average interest rate	—%	—%	6.7%	—%	6.7%	—%	6.7%	6.7%

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

Disclosure Controls and Procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our Chief Executive Officer and the Chief Financial Officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q (June 27, 2008), our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the third quarter of our fiscal year 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1A.	Risk Factors

See Item 1A—Risk Factors presented in our Annual Report on Form 10-K for the fiscal year ended September 28, 2007, which we encourage you to carefully consider.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) February 2008 Stock Repurchase Program. The following table summarizes information relating to our stock repurchases during the third quarter of fiscal year 2008:

Fiscal Month	Shares Repurchased (1)	Average Price Per Share (1)	Total Value of Shares Repurchased as Part of Publicly Announced Plan (2)(3)	Maximum Total Value of Shares that May Yet Be Purchased Under the Plan
(in thousands, except per share amount)
Balance – March 28, 2008				$79,752
March 29, 2008 – April 25, 2008	—	$—	$—	$79,752
April 26, 2008 – May 23, 2008	152	53.25	7,987	$71,765
May 24, 2008 – June 27, 2008	42	54.46	2,260	$69,505

Total shares repurchased	194	$53.51	$10,247

(1)	Includes 2,000 shares tendered to the Company by employees in settlement of employee tax withholding obligations due from those employees upon the vesting of restricted stock.
(2)	In February 2008, our Board of Directors approved a stock repurchase program under which we are authorized to utilize up to $100 million to repurchase shares of our common stock. This repurchase program is effective through December 31, 2009.
(3)	Excludes commissions on repurchases.

Item 6.	Exhibits

(a) Exhibits.

Exhibit No.	Exhibit Description	Incorporated by Reference
		Form	Date	Exhibit Number	Filed Herewith

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARIAN, INC. (Registrant)

Date: August 5, 2008	By:	/s/ G. EDWARD MCCLAMMY
G. Edward McClammy Senior Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)