Form 10-K
period 2008-10-03
VARIAN INC
filed 2008-11-26
CIK 1079028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 3, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant based upon the closing sale price of the Common Stock on March 28, 2008, as reported by the Nasdaq Global Select Market, was approximately $1,432,682,000.

The number of shares of the registrant’s Common Stock outstanding as of November 21, 2008 was approximately 28,959,000.

Documents Incorporated by Reference:
Document Description	10-K Part
Certain sections, identified by caption, of the definitive Proxy Statement for the registrant’s 2009 Annual Meeting of Stockholders (the “Proxy Statement”)	III

VARIAN, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED OCTOBER 3, 2008

PART I

Caution Regarding Forward-Looking Statements

Throughout this Report, and particularly in Item 1—Business, Item 1A—Risk Factors and Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, there are forward-looking statements that are based upon our current expectations, estimates and projections, and that reflect our beliefs and assumptions based on information available to us at the date of this Report. In some cases, you can identify these statements by words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” and other similar terms. These forward-looking statements include (but are not limited to) those relating to the timing and amount of anticipated restructuring costs and related cost savings, whether and when backlog will result in actual sales, and our expected effective annual tax rate and anticipated capital expenditures in fiscal year 2009.

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

Other risks and uncertainties that could cause actual results to differ materially from those in our forward-looking statements include, but are not limited to, the following: whether we will succeed in new product development, release, commercialization, performance and acceptance; whether we can achieve continued growth in sales for life science, environmental, energy, and/or applied research and other applications; whether we can achieve continued sales growth in Europe, Asia Pacific and/or the U.S.; risks arising from the timing of shipments, installations and the recognition of revenues on certain research products, including nuclear magnetic resonance (“NMR”) spectroscopy systems, magnetic resonance (“MR”) imaging systems and fourier transform mass spectrometry (“FTMS”) systems and superconducting magnets; the impact of shifting product mix on profit margins; competitive products and pricing; economic conditions in our product and geographic markets; whether we will see continued and timely delivery of key raw materials and components by suppliers; foreign currency fluctuations that could adversely impact revenue growth and earnings; whether we will see continued investment in capital equipment, in particular given the global liquidity and credit crisis; whether we will see reduced demand from customers that operate in cyclical industries; the impact of any delay or reduction in government funding for research; our ability to successfully evaluate, negotiate and integrate acquisitions, in particular given the greater difficulty to borrow in the current credit environment; the actual costs, timing and benefits of restructuring activities (such as our Northern California facilities consolidation) and other efficiency improvement activities (such as our global procurement, lower-cost manufacturing and outsourcing initiative); the variability in our effective income tax rate (due to factors including the timing and amount of discrete tax events and changes to the unrecognized tax benefits); the timing and amount of share-based compensation; and other risks detailed from time to time in our filings with the U.S. Securities and Exchange Commission (the “SEC”). We undertake no special obligation to update any forward-looking statements, whether in response to new information, future events or otherwise.

Item 1.    Business

GENERAL

Overview and History

Varian, Inc., together with its subsidiaries (collectively, the “Company”), designs, develops, manufactures, markets, sells and services scientific instruments (including analytical instruments, research products and related software, consumable products, accessories and services) and vacuum products (and related accessories and services). For financial reporting purposes, our operations are grouped into two corresponding segments: Scientific Instruments and Vacuum Technologies. These segments, their products and the applications in which they are used are described below.

Varian, Inc. became a separate, public company on April 2, 1999. Until that date, our business was operated as the Instruments business of Varian Associates, Inc. (“VAI”). The Instruments business (which included the business units that designed, developed, manufactured, marketed, sold and serviced scientific instruments and vacuum products, and a business unit that provided contract electronics manufacturing services) was contributed by VAI to us. On that date, VAI distributed to holders of its common stock one share of our common stock and one share of common stock of Varian Semiconductor Equipment Associates, Inc. (“VSEA”), which was formerly operated as the Semiconductor Equipment business of VAI, for each share of VAI common stock outstanding on April 2, 1999 (the “Distribution”). VAI retained its Health Care Systems business and changed its name to Varian Medical Systems, Inc. (“VMS”). These transactions were accomplished under the terms of an Amended and Restated Distribution Agreement dated as of January 14, 1999 by and among us, VAI and VSEA (the “Distribution Agreement”).

Business Segments and Products

For financial reporting purposes, we have two business segments: Scientific Instruments and Vacuum Technologies, which are described below.

The products and activities of these two segments are related in certain important respects, particularly product applications. In many ways, we view, manage, operate and describe our Company as being comprised of a single business. Described below are our products by segment, but then separately described are the primary applications for those products.

Scientific Instruments Products

Our Scientific Instruments segment designs, develops, manufactures, markets, sells and services products used in a broad range of life science (such as pharmaceutical), environmental, energy, and applied research and other applications requiring identification, quantification and analysis of the elemental, molecular, physical or biological composition or structure of liquids, solids or gases. These products include analytical instruments (primarily mass spectrometers, chromatography instruments, optical spectroscopy instruments and dissolution testing equipment), research products (including nuclear magnetic resonance (“NMR”)) spectroscopy systems, magnetic resonance (“MR”) imaging systems, Fourier Transform mass spectrometry (“FTMS”) systems, X-ray crystallography systems and superconducting magnets used in certain of these and other scientific instruments), consumable products (including columns for gas and liquid chromatography and products for the preparation of samples prior to analysis by gas and liquid chromatography) and related software, accessories and services.

Mass spectrometry (“MS”) is a technique for analyzing the individual chemical components of substances by ionizing them and determining their mass-to-charge ratios. Our MS products incorporate various technologies for measuring mass, including single-quadrupole, triple-quadrupole and ion trap mass spectrometers, FTMS systems and mass spectrometer leak detection systems. We combine our mass spectrometers with other instruments to create high-performance instruments such as liquid chromatograph mass spectrometers (“LC/MS”), liquid chromatograph nuclear magnetic resonance mass spectrometers (“LC-NMR/MS”), gas chromatograph mass spectrometers (“GC/MS”) and inductively coupled plasma mass spectrometers (“ICP-MS”). We also offer related software and accessories for these and other similar instruments.

Chromatography is a technique for separating, identifying and quantifying the individual chemical components of substances based on the physical and chemical characteristics specific to each component. Our chromatography instruments include gas chromatographs (“GC”), high-performance liquid chromatographs (“HPLC”), gel permeation chromatographs (“GPC”), flash chromatography instruments and sample automation products. For certain applications, mass spectrometers are sold as a detector for GC or HPLC systems. We also offer related software and accessories for these and other similar instruments.

Optical spectroscopy is a technique for analyzing the individual chemical components of substances based on the absorption or emission of electromagnetic radiation of specific wavelengths of light. Our optical spectroscopy instruments include atomic absorption (“AA”) spectrometers, inductively coupled plasma-optical emissions spectrometers (“ICP-OES”), inductively coupled plasma-mass spectrometers

(“ICP-MS”), fluorescence spectrophotometers, ultraviolet-visible (“UV-Vis”) spectrophotometers, Fourier Transform infrared (“FT-IR”) spectrophotometers, near-infrared (“NIR”) spectrophotometers, Raman spectrometers and sample automation products. We also offer related software and accessories for these and other similar instruments.

Dissolution testing is a technique for in-vitro analysis of the rate of release of a drug under controlled conditions. Our dissolution products include dissolution apparatus and other testers, software and accessories used in analyzing the rate of release and testing the physical characteristics of different dosage forms. Our UV-Vis spectrophotometers are often used with these products.

Our software products are used to automate, process, collect, manage, analyze and store data generated by analytical instruments, and are often used for regulatory compliance purposes with respect to such data. These products include chromatography data systems that allow users to control LC and GC instruments from multiple suppliers on a single platform and other software products tailored to specific instruments and applications.

Magnetic resonance is a non-destructive instrumental technique that uses electromagnetic fields to interact with the magnetic property of atomic nuclei in order to determine and analyze the molecular content and structure of liquids and solids. Our NMR spectroscopy systems are used in the study of liquids containing chemical substances, including proteins, nucleic acids (DNA and RNA) and carbohydrates. They are also used for the analysis of solid materials such as membranes, crystals, plastics, rubbers, ceramics and polymers. Our MR imaging systems are used to obtain non-invasive images of primarily biological materials and to probe the chemical processes within these materials. Our MR imaging systems include human and other imaging systems used in research. We also offer probes, imaging gradient coils, consoles, software and other accessories to customers seeking to enhance NMR and MR imaging performance. Our research products also include Fourier Transform mass spectrometer (“FTMS”) systems, which is a technique for determining the function and structural characterization of proteins and other biomolecules. Superconducting magnets are used in our NMR spectroscopy, MR imaging, FTMS and other scientific (including life science) systems. We also sell these magnets directly to original equipment manufacturers (“OEMs”) (such as manufacturers of high-field MR imaging systems) and end-users.

X-ray crystallography is an analytical technique that uses a beam of X-rays to determine the arrangement of atoms within a crystal. X-ray crystallography is used in pharmaceutical and other research laboratories to determine the structure of both small and large molecules (such as proteins). We also offer related software, accessories and consumable products for these systems.

Our software products are used to automate, process, collect, manage and store data generated by research products. These products include NMR and MR imaging data acquisition, processing, analysis and display software for our complete line of NMR and MR imaging systems, FTMS and X-ray crystallography systems, and other software products tailored to specific instruments and applications.

Our consumable products are used in numerous laboratory applications and include: sample preparation consumables such as solid phase extraction (“SPE”) and filtration products used in tube formats to clean up and extract complex samples for toxicology and environmental applications and in 96-well plate formats for drug discovery and clinical research applications; micro volume SPE pipette tips used in protein research; polymeric particles used in the synthesis and purification of therapeutic compounds, and for clinical diagnostic applications; HPLC and GC columns used to separate target analytes prior to UV detection or mass spectrometry analysis; HPLC columns and media used in health science applications for the analysis of thermally labile compounds; GC columns used in various applications for the analysis and purification of thermally stabile compounds; GPC columns and standards for the analysis of polymers; flash chromatography consumables used in early stage drug research; and other HPLC and GC stationary phase chemistries and column dimensions for a wide range of life science and other applications. Consumable products also include scientific instrument parts and supplies such as filters and fittings for GC and HPLC systems; xenon lamps and cuvettes for UV-Vis-NIR, fluorescence, FT-IR and Raman spectroscopy instruments; and graphite furnace tubes, hollow cathode lamps and specialized sample introduction glassware for our AA, ICP-OES and ICP-MS products. Other consumable products include on-site screening and laboratory-based kits for drugs of abuse testing (“DAT”) on urine or saliva samples, such as in pre-employment screening, criminal justice and toxicology testing.

Vacuum Technologies Products

Our Vacuum Technologies segment designs, develops, manufactures, markets, sells and services a broad range of products used to create, control, measure and test vacuum environments in life science, environmental, energy, and applied research and other applications where ultra-clean, high-vacuum environments are needed. Vacuum Technologies’ customers are typically OEMs that manufacture equipment for these applications. Products include a wide range of high and ultra-high vacuum pumps (diffusion, turbomolecular and ion getter), intermediate vacuum pumps (rotary vane, sorption and dry scroll), vacuum instrumentation (vacuum control instruments, sensor gauges and meters) and vacuum components (valves, flanges and other mechanical hardware). Its products also include helium mass spectrometry and helium-sensing leak detection instruments used to identify and measure leaks in hermetic or vacuum environments. In addition to product sales, we also offer a wide range of services including an exchange and rebuild program, assistance with the design and integration of vacuum systems, applications support and training in basic and advanced vacuum technologies.

Information Rich Detection Products

We refer to certain of the products described above as “information rich detectors” (“IRD”). IRD products include mass spectrometers, NMR systems, MR imaging systems, X-ray crystallography systems and FT-IR instruments. All of these products provide users with multi-dimensional layers of information and/or higher sensitivity, which are critical to the ability to optimize analyses and processes. IRD instruments typically provide broad-based qualitative capabilities for screening of compounds in complex mixtures, precise quantitative information for determining the relative concentrations of the compounds and dimensions of structural information for confirming the identity of the analytes. Our IRD products also include superconducting magnets and vacuum pumps, consumables and other components and products used either in or with our IRD instruments or sold directly to OEMs and end-users for use in IRD products; we also provide various services in connection with our IRD products.

Customers and Applications

Our products are sold principally for use in life science applications (including the study of biological processes and the testing of biological materials), environmental applications (including food safety and testing of air, water and soil), energy applications (including raw materials), and applied research and other applications. Many of our products are used in more than one of these applications.

Almost all of the Scientific Instruments products described above are or can be used in life science applications, such as by pharmaceutical companies in drug development, manufacturing (including process control) and quality control; and by research hospitals and universities in basic chemistry, biological, biochemistry and health care research. Life science customers include branded and generic pharmaceutical companies, biotechnology and toxicology companies, governmental agencies and numerous academic institutions and research hospitals. The Vacuum Technologies products described above similarly are or can be used in a broad range of life science applications, such as in mass spectrometers for analytical analysis and in linear accelerators for cancer therapy. In fiscal years 2008, 2007 and 2006, sales into life science applications accounted for approximately 40% to 45% of our total sales (these are estimates based on assumptions of how our products are likely to be used by customers, and are provided only as an indication of a historical trend).

Almost all of the Scientific Instruments products described above are or can also be used in environmental, energy, applied research and other applications, such as by environmental laboratories in performing chemical analyses of water, soil, air, solids, and food and other products; by petroleum and natural gas companies in performing chemical analyses in exploration, refining, quality control, distribution and research; in alternative energy, such as biofuels and solar energy; by agricultural, chemical, mining and metallurgy and food and beverage processing companies in conducting research and quality control; and by governmental, academic and other research laboratories in forensic analysis, materials science and general research. The Vacuum Technologies products described above are or can be used in a broad range of applications, such as in the manufacture of flat-panel displays, solar energy panels, CRT tubes, decorative coating, functional coatings, disks for memory storage, architectural glass, optical lenses and automobile components; in food packaging; in the testing of aircraft components, automobile airbags, refrigeration components and industrial processing equipment; in high-energy physics research and medical devices (such as linear accelerators); in various nuclear energy applications: in nanotechnology applications such as surface scanning and nanomaterials fabrication; and in the manufacture and test of semiconductors and fabrication of metrology equipment.

Marketing and Sales

We market and sell most of our products through our own direct sales organizations, although in certain countries and for certain products and services, sales are made through various sales representative and distributor arrangements. To support this marketing and sales structure, we have sales and service offices in numerous locations around the world.

We sell our products on a global basis. Sales outside of North America accounted for 68%, 66% and 61% of sales for fiscal years 2008, 2007 and 2006, respectively. As a result, our customers increasingly require service and support on a worldwide basis. We have sales and service offices located throughout North America, Europe, Asia Pacific and Latin America. We have invested substantial financial and management resources to develop an international infrastructure to meet the needs of our customers worldwide.

Demand for our products depends on many factors, including the level of capital expenditures of our customers, the rate of economic growth in applications and geographies where we sell our products and competitive considerations. No single customer accounted for 10% or more of our sales in fiscal year 2008, 2007 or 2006.

We experience some cyclical patterns in sales of our products. Generally, sales and earnings in the first quarter of our fiscal year are lower when compared to the preceding fourth fiscal quarter, in part because there are fewer working days in the first fiscal quarter (October to December). Sales and earnings in our third fiscal quarter are usually flat to down sequentially compared to the second fiscal quarter, primarily because there are a number of holidays in the early part of the quarter, especially in Europe, and the June quarter-end has no significant customer year ends to influence orders. Our fourth fiscal quarter sales and earnings are often the highest in the fiscal year compared to the other three quarters, primarily because many government- and research-related customers spend budgeted money before their own fiscal years end. This cyclical pattern can be influenced by other factors, including the timing of revenue recognition on large systems, general economic conditions, acquisitions, new product introductions and products requiring long manufacturing and installation lead times (such as NMR, MR imaging and FTMS systems and superconducting magnets).

We believe that we differentiate our products from those of our competitors by our responsiveness to customer requirements, as determined through market research. Although specific customer requirements can vary depending on applications, customers generally demand superior performance, ease of use, high quality, high productivity and low cost of ownership. We have responded to these customer demands by regularly introducing new products focused on these requirements.

Backlog

Our recorded backlog was $235 million at October 3, 2008, $241 million at September 28, 2007 and $247 million at September 29, 2006. The decrease in backlog from September 28, 2007 to October 3, 2008 was primarily due to a net reduction in unfulfilled orders for magnets from third-party OEMs, even though orders for these magnets increased in fiscal year 2008 compared to the prior year. The decrease in backlog from September 29, 2006 to September 28, 2007 was primarily due to a net reduction in unfulfilled orders for MR imaging systems and to a lesser extent for vacuum products. These decreases were partially offset by strong order volume for analytical instruments and to a lesser extent the impact of the weaker U.S. dollar on orders denominated in other currencies.

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

We believe that approximately 90% of orders included in our backlog at October 3, 2008 will result in revenue before the end of fiscal year 2009.

Competition

Competition in our industries is primarily based upon the performance capabilities of products, technical support and after-sales service, the manufacturer’s reputation as a technological leader and product pricing. We believe that performance capabilities are the most important of these criteria.

The markets in which we compete are highly competitive and are characterized by the application of advanced technology. There are numerous companies that specialize in, and a number of larger companies that devote a significant portion of their resources to, the development, manufacture, sale and service of products that compete with those that we manufacture, sell or service. Many of our competitors are well-known manufacturers with a high degree of technical proficiency. In addition, competition is intensified by the ever-changing nature of the technologies in the industries in which we are engaged. The markets for our products are characterized by specialized manufacturers that often have strength in segments or niches of these markets. While the absence of reliable statistics makes it difficult to determine our relative market position in our industry segments, we are one of the principal manufacturers in our primary fields.

We compete with many companies. Our Scientific Instruments segment competes primarily with Agilent, Bruker, JEOL, PerkinElmer, Shimadzu, Thermo Fisher Scientific, Waters and other smaller suppliers. Our Vacuum Technologies segment competes primarily with Adixen (Alcatel), Edwards, INFICON, Oerlikon Leybold, Pfeiffer, Ulvac and other smaller suppliers.

Manufacturing

Our principal manufacturing activities consist of precision assembly, test, calibration and certain specialized machining activities. For most of our products, we subcontract a portion of the assembly and machining, but perform all other assembly, test and calibration functions. For some products, we have subcontracted all manufacturing operations.

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

We are continuously looking for opportunities to outsource manufacturing to third parties who can provide the same quality at lower costs, and to consolidate our own manufacturing into fewer and lower-cost locations. These initiatives raise certain risks and uncertainties, which are discussed in Item 1A—Risk Factors—Restructuring and Other Efficiency Improvement Activities.

As of October 3, 2008, we operated 13 significant manufacturing facilities located throughout the world. Our Scientific Instruments segment had manufacturing facilities in Palo Alto, California; Walnut Creek, California; Lake Forest, California; Ft. Collins, Colorado; Cary, North Carolina; Melbourne, Australia; Grenoble, France; Middelburg, Netherlands; Wroclaw, Poland; Church Stretton, United Kingdom; and Yarnton, United Kingdom. Our Vacuum Technologies segment had manufacturing facilities in Lexington, Massachusetts, and Turin, Italy.

All of our significant manufacturing facilities, other than our facility in Wroclaw, Poland, have been certified as complying with the International Organization for Standardization Series 9000 Quality Standards (“ISO 9000”).

Raw Materials

Our manufacturing operations require a wide variety of raw materials, electronic and mechanical components, chemical and biochemical materials and other supplies, some of which are occasionally in short supply. In addition, use of certain of our products requires reliable and cost-effective supply of certain raw materials. For example, end-users of our magnet-based products require helium to operate those products. Helium can be, and at various times has been, difficult to source and is becoming more expensive. If we or our customers cannot obtain sufficient quantities of helium, it could prevent us from shipping and installing superconducting magnets, which could result in our inability to recognize revenues on magnet-based products. Although we have taken and will continue to take steps to reduce the volume of helium required for the manufacture and use of these products, shortages of helium could result in even higher helium prices, and thus higher operating costs for magnet-based products, which could impact demand for those products as well as our profit margins on those products and related services. Changes in the availability or price of certain other key raw materials (such as copper) or components could increase our costs or our customers’ costs to acquire and operate our products, which could have an adverse effect on our financial condition or results of operations.

We manufacture some components used in our products. Other components, including certain consumables materials and electronic components and subassemblies, are purchased from other manufacturers. Most of the raw materials, components and supplies we purchase are available from a number of different suppliers; however, a number of items—such as wire used in superconducting magnets, electronic subassemblies and final assemblies used in scientific instruments—are purchased from limited or single sources of supply. Disruption of these sources could cause delays or reductions in shipment of our products or increases in our costs, which could have an adverse effect on our financial condition or results of operations.

Research and Development

We are actively engaged in basic and applied research, development and engineering programs designed to develop new products and to improve existing products. During fiscal years 2008, 2007 and 2006, we spent $71.8 million, $65.2 million and $59.7 million, respectively, on research, development and related engineering activities. Over this period, the focus of our research and development activities has been shifting more toward IRD and consumable products. We intend to continue to conduct extensive research and development activities, with a continued emphasis on IRD products such as magnet-based products, mass spectrometers (including vacuum products for use in our mass spectrometers and those of other OEMs) and certain consumable products. There can be no assurance that we will be able to develop and market new products on a cost-effective and timely basis, that such products will compete favorably with products developed by others or that our existing technology will not be superseded by new discoveries or developments.

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

Our products generally include a 90-day to one-year warranty, but in some countries and for some products we offer longer warranties. For most of our products, service contracts may be purchased by customers to cover equipment no longer under warranty. Service work not performed under warranty or service contract is generally performed on a time-and-materials basis. We install and service our products primarily through our own field service organization, although certain distributors and sales representatives are contracted to perform some field services.

Patent and Other Intellectual Property Rights

We have a policy of seeking patent, copyright, trademark and trade secret protection in the U.S. and other countries for developments, improvements and inventions originating within our organization that are incorporated in our products or that fall within our fields of interest. As of October 3, 2008, we owned over 340 patents in the U.S. and over 600 patents in other countries, and had numerous patent applications on file with various patent agencies worldwide. We intend to continue to file patent applications as we deem appropriate.

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

Environmental Matters

Our operations are subject to various federal, state and local laws in the U.S., as well as laws in other countries, regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. These regulations increase the costs and actual and potential liabilities of our operations. However, our compliance with these regulations is not expected to have a material effect upon our capital expenditures, results of operations, financial condition or competitive position. For additional information on environmental matters, see Item 1A—Risk Factors—Environmental Matters and —Governmental Regulations.

Employees

At October 3, 2008, we had approximately 3,900 full-time and temporary employees and contract workers worldwide—approximately 1,300 in North America, 1,600 in Europe, 900 in Asia Pacific and 100 in Latin America.

Executive Officers

The following table sets forth the names and ages of our executive officers, together with positions and offices held within the last five years by such executive officers.

Name	Age	Position (Business Experience)	Period
Garry W. Rogerson	56	President and Chief Executive Officer	2004-Present
		President and Chief Operating Officer	2002-2004

A. W. Homan	49	Senior Vice President, General Counsel and Secretary	2006-Present
		Vice President, General Counsel and Secretary	1999-2006

G. Edward McClammy	59	Senior Vice President and Chief Financial Officer	2008-Present
		Senior Vice President, Chief Financial Officer and Treasurer	2002-2008

Martin O’Donoghue	50	Senior Vice President, Scientific Instruments	2006-Present
		Vice President, Scientific Instruments	2003-2006

Sergio Piras	59	Senior Vice President, Vacuum Technologies	2006-Present
		Vice President, Vacuum Technologies	2000-2006

Gordon B. Tredger	48	Vice President, Analytical Instruments	2006-Present
		President, Argonaut Technologies, Inc.	2005-2006
		Senior Vice President, Instrumentation & Integration, Argonaut Technologies, Inc.	2002-2005

Sean M. Wirtjes	39	Vice President, Finance and Treasurer	2008-Present
		Vice President and Controller	2006-2008
		Controller	2004-2006
		Assistant Controller	2002-2004

Robert W. Dean II	43	Controller	2008-Present
		Director of Finance, Center of Excellence, Applied Materials, Inc.	2007-2008
		Director, Operations Finance, Applied Materials, Inc.	2006-2007
		Director, Regional Finance and Business Administration, Applied Materials, Inc.	2004-2006
		Director, Global Credit and Collections, Applied Materials, Inc.	2001-2004

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

Overall Economic Conditions.    As a result of current economic uncertainties, including with respect to global capital and credit markets and overall economic growth, our customers could experience financial difficulties and as a result modify, delay or cancel plans to purchase our products or services or be unable to pay us on accounts receivable that are owed to the Company. In addition, our suppliers (including our key suppliers, discussed below), could experience credit or other financial difficulties that could result in delays in their ability to supply us with necessary raw materials, components or finished products. Any of these factors could have an adverse effect on our financial condition or results of operations.

In addition, we might find it more difficult or expensive in the current economic environment to secure additional capital or credit to pursue actions we would consider beneficial to the Company or our stockholders, such as acquisitions, capital investments and/or repurchases of our common stock. Although we believe our cash and surplus funds are appropriately invested or in depository accounts, we could also experience losses on those investments or accounts. Any of these factors could have an adverse effect on our financial condition or results of operations.

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

Variability of Operating Results.    We experience some cyclical patterns in sales of our products. Generally, sales and earnings in the first quarter of our fiscal year are lower when compared to the preceding fourth fiscal quarter, in part, because there are fewer working days in our first fiscal quarter (October to December). Sales and earnings in our third fiscal quarter are usually flat to down sequentially compared to the second fiscal quarter, primarily because there are a number of holidays in the early part of the quarter, especially in Europe, and the June quarter-end has no significant customer year ends to influence orders. Our fourth fiscal quarter sales and earnings are often the highest in the fiscal year compared to the other three quarters, primarily because many government- and research-related customers spend budgeted money before their own fiscal years end. This cyclical pattern can be influenced by other factors, including the timing of revenue recognition on large systems, general economic conditions, acquisitions, new product introductions and products requiring long manufacturing and installation lead times (such as NMR, MR imaging and FTMS systems and superconducting magnets). Consequently, our results of operations may fluctuate significantly from quarter to quarter, which can make it difficult to anticipate, compare and measure our results of operations on a quarterly basis.

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

Changes in our effective tax rate can also create variability in our operating results. Our effective tax rate can be adversely affected by earnings being lower than anticipated in countries having lower statutory rates and higher than anticipated in countries having higher statutory rates, by changes in the valuation of deferred tax assets or liabilities, by changes in tax laws or interpretations thereof or by other discrete tax events. In addition, we are subject to examination of our income tax returns by the U.S. Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our income tax reserves and expense. Should actual events or results differ from our current expectations, charges against or credits to our income tax reserves and/or expense may become necessary or changes in our unrecognized tax benefits could result. Any such adjustments or changes could have an adverse effect on our financial condition or results of operations. All of this can make it difficult for us to forecast our effective tax rate.

Competition.    The industries in which we operate are highly competitive. We compete against numerous companies, both U.S. and non-U.S., most with global operations. Some of our competitors have greater financial resources than we have, which may enable them to respond more quickly to new or emerging technologies, take advantage of acquisition opportunities, achieve economies of scale and other cost reductions, compete on price or devote greater resources to research and development, engineering, manufacturing, marketing, sales or managerial activities. Some also have greater name recognition and geographic and market presence or lower cost structures than we do. In addition, weaker demand and excess capacity in our industries could cause greater price competition as our competitors seek to maintain sales volumes and market share. For the foregoing reasons, competition could result in lower revenues due to lost sales or price reductions, lower margins and loss of market share, which could have an adverse effect on our financial condition or results of operations.

Although no single customer accounted for 10% or more of our sales in fiscal year 2008, we do have important customers, the loss of which could have an adverse effect on our results of operations.

New Product Development.    Technological innovation and new product development are important to maintain the competitive position of our products and to grow our sales and profit margins. We have historically dedicated a significant portion of our resources to research and development efforts as a means of generating new products and improving existing products, and intend to continue to conduct extensive research and development activities, with an emphasis on information rich detection products such as magnet-based products, mass spectrometers (including vacuum products for use in mass spectrometers) and certain consumable products. However, there can be no assurance that we will be able to improve existing products and/or develop new products on a cost-effective and timely basis, that such products will compete favorably with products developed by others or that our existing technology will not be superseded by new discoveries or developments. If we fail to improve existing products and/or develop new products on a timely basis, we could experience lower revenues and/or lower profit margins, which could have an adverse effect on our financial condition or results of operations.

Key Suppliers and Raw Materials.    Some items we purchase for the manufacture of our products, including wire used in superconducting magnets and electronic subassemblies used in scientific instruments, are purchased from limited or single sources of supply. We are undertaking to further outsource manufacturing of certain parts, components, subsystems and even finished products, often to single sources. Disruption of these sources could cause delays or reductions in shipments of our products or increases in our costs, which could have an adverse effect on our financial condition or results of operations.

In addition, the manufacturing and/or use of certain of our products require raw materials for which supply and price can fluctuate significantly. For example, end-users of our magnet-based products require helium to operate those products. Helium can be, and at various times has been, difficult to source and is becoming more expensive. If we or our customers cannot obtain sufficient quantities of helium, it could prevent us from shipping and installing superconducting magnets, which could result in our inability to recognize revenues on magnet-based products. In addition, shortages of helium could result in even higher helium prices and thus higher operating costs for magnet-based products, which could impact demand for those products. Changes in the availability or price of certain other key raw materials (such as copper) or components could increase our costs or our customers’ costs to acquire and operate our products, which could have an adverse effect on our financial condition or results of operations.

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

Other third parties might claim that we infringe their intellectual property rights, and we may be unaware of intellectual property rights that we are infringing. Any litigation regarding intellectual property of others could be costly and could divert personnel and resources from our operations. Claims of intellectual property infringement might also require us to develop non-infringing alternatives or enter into royalty-bearing license agreements. We might also be required to pay damages or be enjoined from developing, manufacturing or selling infringing products. We sometimes rely on licenses to mitigate these risks, but we cannot be assured that these licenses will be available in the future or on favorable terms. These risks could have an adverse effect on our financial condition or results of operations.

Acquisitions.    We have acquired companies and operations and made minority equity investments in private companies, and intend to acquire companies and operations (and make minority equity investments in private companies) in the future, as part of our growth strategy. These acquisitions must be carefully evaluated and negotiated if they are to be successful. Once completed, acquired operations must be carefully integrated to realize expected synergies, efficiencies and financial results. Some of the challenges in doing this include retaining key employees, managing operations in new geographic areas, retaining key customers, integrating data systems, assessing (and if necessary implementing or improving) internal control over financial reporting and managing transaction costs. All of this must be done without diverting management and other resources from other operations and activities. With respect to minority equity investments, we often have limited ability to control how their business is conducted. Additionally, acquisition-related goodwill and intangible assets and minority equity investments in private companies are subject to regular impairment testing and potential impairment charges. For all of these reasons, minority equity investments or our failure to successfully evaluate, negotiate and integrate acquisitions could have an adverse effect on our financial condition or results of operations.

Restructuring and Other Efficiency Improvement Activities.    We have undertaken restructuring activities (such as our Northern California manufacturing consolidation) and other efficiency improvement activities (such as our global procurement, lower-cost manufacturing and outsourcing initiatives), and have announced and may undertake similar activities in the future, that we expect to result in certain costs and eventual cost savings. These costs and cost savings are based on estimates at the time of plan commitment as to the timing of activities to be completed and the timing and amount of related costs to be incurred. We could experience delays, business disruptions and employee turnover in connection with restructuring and other efficiency improvement activities and our estimates of the costs to complete and savings achieved by these activities could change. As a result, these activities could have an adverse impact on our financial condition or results of operations.

Non-U.S. Operations.    A significant portion of our manufacturing activities, customers, suppliers and employees are outside of the U.S. As a result, we are subject to various risks, including the following: duties, tariffs and taxes; restrictions on currency conversions, fund transfers or profit repatriations; import, export and other trade restrictions; protective labor regulations and union contracts; compliance with local laws and regulations, as well as U.S. laws and regulations (such as the Foreign Corrupt Practices Act) as they relate to our non-U.S. operations; travel and transportation difficulties; and adverse developments in political or economic environments in countries where we operate. These risks could have an adverse effect on our financial condition or results of operations.

Currency Exchange Rates.    The U.S. dollar value of our sales and product and operating costs varies with currency exchange rate fluctuations. In order of magnitude, our sales are mainly denominated in U.S. dollars, Euros, British pounds and Japanese yen, while our costs are mainly denominated in U.S. dollars, Euros, Australian dollars and British pounds. Because we manufacture and sell in the U.S. and many other countries, the impact that currency exchange rate fluctuations have on us is dependent on the interaction of a number of variables. These variables include, but are not limited to, the relationships between various foreign currencies, the relative amount of our revenues and costs that are denominated in U.S. dollars or in U.S. dollar-linked currencies, customer resistance to currency-driven price changes and the suddenness and severity of changes in certain foreign currency exchange rates. In addition, we hedge most of our balance sheet exposures denominated in other-than-local currencies based upon forecasts of those exposures; in the event that these forecasts are overstated or understated during periods of currency volatility, foreign exchange losses could result. For all of these reasons, currency exchange fluctuations could have an adverse effect on our financial condition or results of operations.

Credit Risk.    We extend trade credit to many of our customers. We generally perform credit evaluations of these customers before extending credit. To some extent, we utilize letters of credit to mitigate credit risks. While we believe that we take appropriate steps to manage customer credit risk, our customers could experience financial difficulties, in particular given current economic conditions, that could result in delays or difficulties in collecting on accounts receivable that are owed to the Company. This could have an adverse effect on our financial condition or results of operations.

We have cash and surplus funds that we invest, primarily in demand deposits, short-term U.S. Treasury securities and money market funds. We also purchase foreign exchange forward contracts in order to minimize the short-term impact of foreign currency fluctuations, which contracts are placed primarily with major financial institutions. We also accept letters of credit from financial institutions to ensure payment for sales of our products. Although we believe that our cash and cash equivalents, our foreign exchange forward contracts and letters of credit provided to us, are invested or placed with secure financial institutions, there is no assurance that these financial institutions will not default on their obligations to us, especially given global financial market conditions. Loss of principal on demand deposits or invested funds or a default on a foreign exchange forward contract or letter of credit could have an adverse effect on our financial condition or results of operations.

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

Certain Employee Benefit Plans.    Many of our U.S. employees participate in health care plans under which we are self-insured. We maintain a stop-loss insurance policy that covers the cost of certain individually large claims under these plans. Each year, our expenses under these plans are recorded based on actuarial estimates of the number and costs of expected claims, administrative costs and stop-loss premiums. These estimates are then adjusted at the end of each plan year to reflect actual costs incurred. Actual costs under these plans are subject to variability depending primarily upon participant enrollment and demographics, the actual number and costs of claims made and whether and how much the stop-loss insurance we purchase covers the cost of these claims. In the event that our cost estimates differ from actual costs, our financial condition and results of operations could be adversely impacted.

We also maintain defined benefit pension plans for our employees in several countries outside of the U.S. In accordance with Statement of Financial Accounting Standards No. (“SFAS”) 87, Employers’ Accounting for Pensions, we utilize a number of assumptions including the expected long-term rate of return on plan assets and the discount rate in order to determine our defined benefit pension plan costs each year. These assumptions are set based on relevant long-term debt, equity and other market conditions in the countries in which the plans are maintained. We adjust these assumptions each year in response to corresponding changes in underlying market conditions and expectations. Changes in these market conditions and expectations result in corresponding changes in our defined benefit pension plan assumptions, liabilities and costs. We could also curtail these plans, which could result in us incurring curtailment/settlement charges. In addition, changes in relevant government regulations in the countries in which our defined benefit pension plans are located and/or changes in the accounting rules applicable to these plans (including SFAS 87) could also impact our defined benefit pension plan liabilities and costs. Any such changes could have an adverse effect on our financial condition or results of operations.

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

As is described in Item 1—Business, we and VSEA are each obligated (under the terms of the Distribution Agreement) to indemnify VMS for one-third of certain costs (after adjusting for any insurance proceeds and tax benefits recognized or realized by VMS for such costs) relating to (a) environmental investigation, monitoring and/or remediation activities at certain facilities previously operated by VAI and third-party claims made in connection with environmental conditions at those facilities, and (b) U.S. Environmental Protection Agency or third-party claims alleging that VAI or VMS is a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended (“CERCLA”) in connection with certain sites to which VAI allegedly shipped manufacturing waste for recycling, treatment or disposal (the “CERCLA sites”). With respect to the facilities formerly operated by VAI, VMS is overseeing the environmental investigation, monitoring and/or remediation activities, in most cases under the direction of, or in consultation with, federal, state and/or local agencies, and handling third-party claims. VMS is also handling claims relating to the CERCLA sites. We are also undertaking environmental investigation, and/or monitoring activities at one of our facilities under the direction of or in consultation with governmental agencies.

Various uncertainties make it difficult to estimate future costs for certain of these environmental-related activities, specifically external legal expenses, VMS’ internal oversight costs, third-party claims and a former VAI facility where the likelihood and scope of further environmental-related activities are difficult to assess. As of October 3, 2008, it was nonetheless estimated that our future exposure for these environmental-related costs ranged in the aggregate from $1.2 million to $2.6 million. The time frame over which these costs are expected to be incurred varies with each type of cost, ranging up to approximately 30 years as of October 3, 2008. No amount in the foregoing range of estimated future costs is discounted, and no amount in the range is believed to be more probable of being incurred than any other amount in such range. We therefore had an accrual of $1.2 million as of October 3, 2008 for these future environmental-related costs.

Sufficient knowledge has been gained to be able to better estimate other costs of future environmental-related activities. As of October 3, 2008, it was estimated that our future costs for these environmental-related activities ranged in the aggregate from $2.3 million to $13.1 million. The time frame over which these costs are expected to be incurred varies, ranging up to approximately 30 years as of October 3, 2008. As to each of these ranges of cost estimates, it was determined that a particular amount within the range was a better estimate than any other amount within the range. Together, these amounts totaled $5.8 million at October 3, 2008. Because both the amount and timing of the recurring portion of these costs were reliably determinable, that portion is discounted at 4%, net of inflation. We therefore had an accrual of $4.0 million as of October 3, 2008, which represents our best estimate of these future environmental-related costs after discounting estimated recurring future costs. This accrual is in addition to the $1.2 million described in the preceding paragraph.

At October 3, 2008, our reserve for environmental-related costs, based upon future environmental-related costs estimated by us as of that date, was calculated as follows:

	Recurring Costs	Non- Recurring Costs	Total Anticipated Future Cost
(in millions)
Fiscal Year
2009	$0.3	$0.3	$0.6
2010	0.2	0.3	0.5
2011	0.2	0.3	0.5
2012	0.3	0.4	0.7
2013	0.3	0.2	0.5
Thereafter	3.6	0.5	4.1

Total costs	$4.9	$2.0	6.9

Less imputed interest			(1.7)

Reserve amount			5.2
Less current portion			(0.6)

Long-term (included in Other liabilities)			$4.6

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

We have not reduced any environmental-related liability in anticipation of recoveries from third parties. However, an insurance company has agreed to pay a portion of certain of VAI’s (now VMS’) future environmental-related costs, for which we have an indemnification obligation, and we therefore have a long-term receivable of $1.0 million (discounted at 4%, net of inflation) in other assets as of October 3, 2008 for our share of that insurance recovery.

Management believes that our reserves for the foregoing and other environmental-related matters are adequate, but as the scope of our obligation becomes more clearly defined, these reserves may be modified and related charges against or credits to earnings may be made. Although any ultimate liability arising from environmental-related matters could result in significant expenditures that, if aggregated and assumed to occur within a single fiscal year, would be material to our financial statements, the likelihood of such occurrence is considered remote. Based on information currently available and our best assessment of the ultimate amount and timing of environmental-related events, management believes that the costs of environmental-related matters are not reasonably likely to have a material adverse effect on our financial condition or results of operations.

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

In January 2003, the European Union (“EU”) adopted Directive 2002/96/EC on Waste Electrical and Electronic Equipment (the “WEEE Directive”) and Directive 2002/95/EC on Restriction on the Certain Hazardous Substances in Electrical and Electronic Equipment (the “RoHS Directive”). The WEEE Directive requires EU-member countries to adopt implementing legislation imposing certain responsibilities on producers (manufacturers and importers) in the EU of electrical and electronic equipment with respect to the collection and disposal of waste from that equipment and the RoHS Directive bans in the EU the use of certain hazardous materials in electrical and electronic equipment. All EU-member countries where we manufacture or import products have adopted implementing legislation under these Directives. As a result of the WEEE Directive, we are incurring (or will incur) waste collection and disposal costs to comply with implementing legislation under the WEEE Directive; these costs have not been significant to-date and we do not expect them to be significant in the future, but if they are, our financial condition or results of operations could be materially adversely affected. As a result of the RoHS Directive, certain raw materials and components sourced from third parties are no longer available, or will in the future become unavailable, for use in the manufacture of the Company’s products; we have not experienced significant supply disruptions and have not incurred significant costs as a result of the RoHS Directive and we do not expect such disruptions or costs to be significant in the future, but if they are, our financial condition or results of operations could be materially adversely affected. In addition, legislation similar to the WEEE and RoHS Directives have been or could be enacted in other countries outside the EU (such as China), which could have an adverse effect on our financial condition or results of operations.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

As of October 3, 2008, we had manufacturing, warehouse, research and development, sales, service and administrative facilities that had an aggregate floor space of approximately 550,000 square feet in the U.S. and 882,000 square feet outside of the U.S., for a total of approximately 1,432,000 square feet worldwide. Of these facilities, aggregate floor space of approximately 571,000 square feet was leased, and we owned the remainder. We believe that our facilities and equipment generally are well maintained, in good operating condition, suitable for our purposes and adequate for current operations. In the first quarter of fiscal year 2009, we entered into an agreement with VMS under which we agreed to surrender to them the sublease for our facility in Palo Alto, California, which has a total floor space of approximately 210,000 square feet. We expect to fully vacate this facility in the third quarter of fiscal year 2010.

As of October 3, 2008, we owned or leased 13 significant manufacturing facilities located throughout the world. Our Scientific Instruments segment had manufacturing facilities in Palo Alto, California; Walnut Creek, California; Lake Forest, California; Ft. Collins, Colorado; Cary, North Carolina; Melbourne, Australia; Grenoble, France; Middelburg, Netherlands; Wroclaw, Poland; Church Stretton, United Kingdom; and Yarnton, United Kingdom. Our Vacuum Technologies segment had manufacturing facilities in Lexington, Massachusetts; and Turin, Italy. We also owned or leased 55 sales and service facilities located throughout the world, 49 of which were located outside of the U.S., including in Argentina, Australia, Brazil, Canada, China, France, Germany, Hong Kong, India, Italy, Japan, Korea, Mexico, Netherlands, Russia, Singapore, Spain, Sweden, Switzerland, Taiwan and the United Kingdom.

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

Item 4.    Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Our high and low common stock selling prices in each of the four quarters of fiscal years 2008 and 2007 follow:

	Fiscal Year 2008 Common Stock Selling Prices
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$73.89	$67.94	$59.76	$54.42
Low	$64.21	$50.61	$49.15	$40.75

	Fiscal Year 2007 Common Stock Selling Prices
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$48.38	$59.61	$59.81	$65.39
Low	$43.51	$44.62	$53.79	$55.64

Our common stock is traded on the NASDAQ Global Select Market under the trading symbol VARI.

We have never paid cash dividends on our capital stock and do not currently anticipate paying any cash dividends in the foreseeable future.

There were 2,504 holders of record of our common stock on November 21, 2008.

(b) Not applicable.

(c) Stock Repurchases. The following table summarizes information relating to stock repurchases during the fiscal quarter ended October 3, 2008.

Fiscal Month	Shares Repurchased(1)	Average Price Per Share(1)	Total Value of Shares Repurchased as Part of Publicly Announced Plan(2)(3)	Maximum Total Value of Shares that May Yet Be Purchased Under the Plan(2)
(in thousands, except per share amount)
Balance – June 27, 2008				$69,505
June 28, 2008 – July 25, 2008	—	$—	$—	$69,505
July 26, 2008 – August 22, 2008	319	$49.39	15,674	$53,831
August 23, 2008 – October 3, 2008	186	$49.51	9,182	$44,649

Total shares repurchased	505	$49.25	$24,856

(1)	Includes two thousand shares tendered to the Company by employees in settlement of employee tax withholding obligations due from those employees upon the vesting of restricted stock.
(2)	In February 2008, our Board of Directors approved a stock repurchase program under which we were authorized to utilize up to $100 million to repurchase shares of our common stock. This repurchase program is effective through December 31, 2009.
(3)	Excludes commissions on repurchases.

Item 6.    Selected Financial Data

	Fiscal Year Ended
	Oct. 3, 2008(1)	Sept. 28, 2007(1)	Sept. 29, 2006(1)	Sept. 30, 2005(2)	Oct. 1, 2004(2)
(in millions, except per share amounts)
Statement of Earnings Data
Sales	$1,012.5	$920.6	$834.7	$772.8	$724.4
Earnings from continuing operations before income taxes	$102.7	$96.8	$74.7	$63.5	$68.4
Income tax expense	$36.3	$33.2	$24.6	$16.8	$23.1
Earnings from continuing operations	$66.4	$63.6	$50.1	$46.7	$45.3
Earnings from discontinued operations	—	—	—	$79.3	$14.2
Net earnings	$66.4	$63.6	$50.1	$126.0	$59.5
Net earnings per basic share:
Continuing operations	$2.24	$2.09	$1.62	$1.39	$1.31
Discontinued operations	—	—	—	2.35	0.41

Net earnings	$2.24	$2.09	$1.62	$3.74	$1.72

Net earnings per diluted share:
Continuing operations	$2.21	$2.05	$1.59	$1.36	$1.27
Discontinued operations	—	—	—	2.31	0.39

Net earnings	$2.21	$2.05	$1.59	$3.67	$1.66

	Fiscal Year End
	Oct. 3, 2008(1)	Sept. 28, 2007(1)	Sept. 29, 2006(1)	Sept. 30, 2005	Oct. 1, 2004
Balance Sheet Data
Total assets	$903.2	$936.8	$861.6	$796.0	$830.7
Long-term debt (excluding current portion)	$18.8	$18.8	$25.0	$27.5	$30.0

(1)	The results for fiscal years 2008, 2007 and 2006 reflect share-based compensation expense as a result of the adoption of SFAS 123(R) on a prospective basis in the first quarter of fiscal year 2006. Accordingly, the results for prior periods do not reflect such expense.

(2)	Until March 11, 2005, we operated an electronics manufacturing business, which was a contract manufacturer of electronic assemblies and subsystems such as printed circuit boards for OEMs. On that date, we sold our Electronics Manufacturing business to Jabil Circuit, Inc. As a result, this business has been treated as a discontinued operation in the fiscal years ended September 30, 2005 and October 1, 2004.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our fiscal years reported are the 52- or 53-week periods that ended on the Friday nearest September 30. Fiscal year 2008 was comprised of the 53-week period that ended on October 3, 2008. Fiscal year 2007 was comprised of the 52-week period that ended on September 28, 2007. Fiscal year 2006 was comprised of the 52-week period that ended on September 29, 2006. While fiscal year 2008 revenue and earnings benefited from the extra week, the benefit was substantially less than a proportionate amount.

The discussion below should be read in conjunction with the Company’s Consolidated Financial Statements and the accompanying Notes to the Financial Statements included in Item 15 of this report. In addition, this discussion contains forward-looking statements and should be read together with the risks to our business as described in Part I—Caution Regarding Forward-Looking Statements and Item 1A—Risk Factors.

Results of Operations

Fiscal Year 2008 Compared to Fiscal Year 2007

Segment Results

For financial reporting purposes, our operations are grouped into two reportable business segments: Scientific Instruments and Vacuum Technologies. The following table presents comparisons of our sales and operating earnings for each of those segments and in total for fiscal years 2008 and 2007:

	Fiscal Year Ended				Increase (Decrease)
	October 3, 2008		September 28, 2007
	$	% of Sales	$	% of Sales	$	%
(dollars in millions)
Sales by Segment:
Scientific Instruments	$838.7	82.8%	$761.5	82.7%	$77.2	10.1%
Vacuum Technologies	173.8	17.2	159.1	17.3	14.7	9.3

Total company	$1,012.5	100.0%	$920.6	100.0%	$91.9	10.0%

Operating Earnings by Segment:
Scientific Instruments	$80.7	9.6%	$79.4	10.4%	$1.3	1.5%
Vacuum Technologies	34.4	19.8	32.0	20.1	2.4	7.6

Total segments	115.1	11.4	111.4	12.1	3.7	3.3
General corporate	(13.6)	(1.4)	(18.8)	(2.1)	5.2	27.9

Total company	$101.5	10.0%	$92.6	10.1%	$8.9	9.6%

Scientific Instruments.    The increase in Scientific Instruments sales was primarily attributable to higher sales volume across a broad range of our analytical instruments and consumable products, partially offset by lower sales of research products. Sales increased for environmental, energy and life science applications. During fiscal year 2008, the U.S. dollar weakened compared to most other foreign currencies in which the Company sells products and services, which also contributed to the increase in sales. Excluding sales from businesses acquired in fiscal year 2008, Scientific Instruments sales in the fiscal year increased by approximately 9% compared to fiscal year 2007.

Scientific Instruments operating earnings for fiscal year 2008 include an acquisition-related in-process research and development charge of $1.7 million, acquisition-related intangible amortization of $8.4 million, amortization of $1.4 million related to inventory written up to fair value in connection with acquisitions, restructuring and other related costs of $5.5 million and share-based compensation expense of $3.5 million. In comparison, Scientific Instruments operating earnings for fiscal year 2007 include acquisition-related intangible amortization of $7.9 million, amortization of $1.3 million related to inventory written up to fair value in connection with an acquisition, restructuring and other related costs of $4.3 million and share-based compensation expense of $3.4 million. Excluding the impact of these items, operating earnings were lower as a percentage of sales due to higher transition costs related to the relocation of manufacturing activities for certain products, the weaker U.S. dollar (which was favorable to reported sales but unfavorable to reported operating margins) and higher costs relating to new product introductions. These factors more than offset the positive impact of sales volume leverage.

Vacuum Technologies.    The increase in Vacuum Technologies sales was driven by higher sales volume over a broad range of products and services and the positive impact of the weaker U.S. dollar.

Vacuum Technologies operating earnings for fiscal years 2008 and 2007 include share-based compensation expense of $0.9 million and $1.1 million, respectively. Excluding the impact of this item, the decrease in Vacuum Technologies operating earnings as a percentage of sales was primarily the result of the weaker U.S. dollar, which was only partially offset by the positive impact of sales volume leverage.

Consolidated Results

The following table presents comparisons of our sales and other selected consolidated financial results for fiscal years 2008 and 2007:

	Fiscal Year Ended				Increase (Decrease)
	October 3, 2008		September 28, 2007
	$	% of Sales	$	% of Sales	$	%
(dollars in millions, except per share data)
Sales	$1,012.5	100.0%	$920.6	100.0%	$91.9	10.0%

Gross profit	452.4	44.7	415.5	45.1	36.9	8.9

Operating expenses:
Selling, general and administrative	277.4	27.4	257.8	28.0	19.6	7.7
Research and development	71.8	7.1	65.2	7.0	6.6	10.2
Purchased in-process research and development	1.7	0.2	—	—	1.7	100.0

Total operating expenses	350.9	34.7	323.0	35.0	27.9	8.7

Operating earnings	101.5	10.0	92.5	10.1	9.0	9.6
Impairment of private company equity investment	(3.0)	(0.3)	—	—	(3.0)	(100.0)
Interest income	5.9	0.6	6.2	0.7	(0.3)	(3.6)
Interest expense	(1.7)	(0.1)	(1.9)	(0.2)	0.2	11.8
Income tax expense	(36.3)	(3.6)	(33.2)	(3.7)	(3.1)	9.2

Net earnings	$66.4	6.6%	$63.6	6.9%	$2.8	4.4%

Net earnings per diluted share	$2.21		$2.05		$0.16

Sales.    As discussed under the heading Segment Results above, sales by the Scientific Instruments and Vacuum Technologies segments in fiscal year 2008 increased by 10.1% and 9.3%, respectively, compared to fiscal year 2007. The growth in consolidated sales was broad-based, with increases in sales of products for environmental, energy and life science applications. The weaker U.S. dollar and acquisitions also had a positive effect on the reported sales increases. Excluding sales from businesses acquired in fiscal year 2008, sales in fiscal year 2008 increased by approximately 9% compared to fiscal year 2007.

For geographic reporting purposes, we refer to four regions—North America (excluding Mexico), Europe (including the Middle East and Africa), Asia Pacific (including India) and Latin America (including Mexico).

Sales by geographic region in fiscal years 2008 and 2007 were as follows:

	Fiscal Year Ended				Increase (Decrease)
	October 3, 2008		September 28, 2007
	$	% of Sales	$	% of Sales	$	%
(dollars in millions)
Sales by Geographic Region:
North America	$324.8	32.1%	$312.1	33.9%	$12.7	4.1%
Europe	409.0	40.4	376.8	40.9	32.2	8.6
Asia Pacific	216.6	21.4	185.6	20.2	31.0	16.7
Latin America	62.1	6.1	46.1	5.0	16.0	34.4

Total company	$1,012.5	100.0%	$920.6	100.0%	$91.9	10.0%

The increases in sales in Europe, Asia Pacific and North America were attributable to higher sales by both the Scientific Instruments and Vacuum Technologies segments. The sales increase in Latin America was driven by higher Scientific Instruments sales, with Vacuum Technologies sales essentially flat in that region.

Gross Profit.    Gross profit for fiscal year 2008 includes $6.5 million in amortization expense relating to acquisition-related intangible assets, $1.4 million in amortization expense related to inventory written up to fair value in connection with recent acquisitions, $1.6 million in restructuring and other related costs and share-based compensation expense of $0.4 million. In comparison, gross profit for fiscal year 2007 includes $5.3 million in amortization expense relating to acquisition-related intangible assets, $1.3 million in amortization expense related to inventory written up to fair value in connection with an acquisition, $1.2 million in restructuring and other related costs and share-based compensation expense of $0.4 million. Excluding the impact of these items, gross profit as a percentage of sales decreased slightly due to higher transition costs related to the relocation of manufacturing activities for certain products and the weaker U.S. dollar (which was favorable to reported sales but unfavorable to reported gross profit margins).

Selling, General and Administrative.    Selling, general and administrative expenses for fiscal year 2008 include $1.8 million in amortization expense relating to acquisition-related intangible assets, $2.6 million in restructuring and other related costs and $8.5 million in share-based compensation expense. In comparison, selling, general and administrative expenses for fiscal year 2007 include $2.6 million in amortization expense relating to acquisition-related intangible assets, $2.4 million in restructuring and other related costs and $8.9 million in share-based compensation expense. Excluding the impact of these items, the slight decrease in selling, general and administrative expenses as a percentage of sales was primarily the result of sales volume leverage and lower employee bonus accruals, largely offset by the weaker U.S. dollar and higher costs relating to new product introductions.

Research and Development.    Research and development expenses for fiscal year 2008 include $1.3 million in restructuring and other related costs and share-based compensation expense of $0.4 million. In comparison, research and development expenses for fiscal year 2007 include $0.8 million in restructuring and other related costs and share-based compensation expense of $0.5 million. Excluding the impact of these items, research and development expenses were flat as a percentage of sales.

Purchased In-Process Research and Development.    In connection with the Oxford Diffraction acquisition in the third quarter of fiscal year 2008, we recorded a one-time charge of $1.7 million to immediately expense acquired in-process research and development related to projects that were in process but incomplete at the time of the acquisition.

Restructuring Activities.    Between fiscal years 2003 and 2007, we committed to several restructuring plans in order to adjust our organizational structure, improve operational efficiencies and/or eliminate redundant or excess costs resulting from acquisitions or dispositions during those periods. We have incurred a total of $19.7 million in restructuring expense under these restructuring plans.

The following table sets forth changes in our aggregate liability during fiscal year 2008 relating to all restructuring plans:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at September 28, 2007	$2,222	$707	$2,929
Charges to expense, net	1,291	761	2,052
Cash payments	(1,702)	(408)	(2,110)
Foreign currency impacts and other adjustments	29	(16)	13

Balance at October 3, 2008	$1,840	$1,044	$2,884

In addition, we have also recorded other costs related directly to these plans (comprised primarily of employee retention and relocation costs and accelerated depreciation of assets to be disposed upon the closure of facilities) totaling $8.8 million. Of this amount, a total of $3.4 million was recorded during fiscal year 2008.

Fiscal Year 2007 Plan.    During the third quarter of fiscal year 2007, we committed to a plan to combine and optimize the development and assembly of most of our nuclear magnetic resonance (“NMR”) and mass spectrometry products, to further centralize related administration and other functions and to reallocate certain resources toward more rapidly growing product lines and geographies. As part of the plan, we are creating an information rich detection (“IRD”) center in Walnut Creek, California, where certain NMR operations located in Palo Alto, California will be integrated with mass spectrometry operations already located in Walnut Creek. Merging our IRD talent base into this single location will capitalize on our strength in NMR and mass spectrometry, and enhance our ability to develop innovative IRD solutions that are more powerful, complementary, routine and user-friendly. Underscoring our commitment to IRD and the benefits that a combined location and organization will provide, we are investing in a new 45,000 square foot building and a substantial remodel of an existing building there to house the IRD center.

As a result of the plan, a number of employee positions have been or will be relocated or eliminated and certain facilities will be consolidated. These actions primarily impact the Scientific Instruments segment and involve the elimination of between approximately 40 and 60 positions. We expect these activities to be completed by the end of fiscal year 2009.

Restructuring and other related costs associated with this plan include one-time termination benefits, retention payments, costs to relocate facilities (including decommissioning costs, moving costs and temporary facility/storage costs), accelerated depreciation of fixed assets to be disposed as a result of facilities actions and lease termination costs. These costs are currently estimated to be between $12.5 million and $15.5 million, of which $5.5 million was incurred in fiscal year 2008 and $4.3 million was incurred in fiscal year 2007. The estimated remaining costs are expected to be settled through the second quarter of fiscal year 2010 except for certain lease termination-related costs, which might be settled as late as the fourth quarter of fiscal year 2012. Costs relating to restructuring activities recorded under this plan have been included in cost of sales, selling, general and administrative expenses and research and development expenses.

The following table sets forth changes in our restructuring liability during fiscal year 2008 relating to the foregoing plan:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at September 28, 2007	$2,222	$—	$2,222
Charges to expense, net	1,291	761	2,052
Cash payments	(1,702)	(252)	(1,954)
Foreign currency impacts and other adjustments	29	42	71

Balance at October 3, 2008	$1,840	$551	$2,391

The restructuring charges of $2.1 million recorded during fiscal year 2008 related to employee termination benefits and costs associated with the closure of leased facilities. We also incurred $3.4 million in other related costs during fiscal year 2008, which were comprised of $2.2 million in employee retention costs and $1.2 million in facilities-related costs including decommissioning costs and a non-cash charge for accelerated depreciation of assets to be disposed upon the closure of facilities.

Since the inception of this plan, we have recorded $4.4 million in related restructuring expense and $5.4 million of other related costs. Upon its completion, the plan is expected to result in certain operational improvements and efficiencies, which we anticipate will result in a reduction of our overall cost structure and annual operating expenses.

Fiscal Year 2009 Plan.    During the first quarter of fiscal year 2009, we committed to a plan to reduce our employee headcount in order to reduce operating costs and increase margins. The plan involves the termination of approximately 35 employees, mostly located in Europe, and will result in pretax restructuring and other related costs totaling between $2.5 million and $3.5 million. These costs will relate primarily to one-time termination benefits. We currently anticipate that these costs will be recorded and that the related actions will be substantially completed in the first half of fiscal year 2009. The restructuring costs include no non-cash components and are expected to be settled by the end of fiscal year 2011.

Restructuring Cost Savings.    When they were initiated, each of the foregoing restructuring plans was expected to eventually result in a reduction in annual operating expenses. The following table sets forth the estimated annual cost savings for each plan as well as where those cost savings were expected to be realized:

Restructuring Plan	Estimated Annual Cost Savings

Fiscal Year 2007 Plan (Scientific Instruments—to combine and optimize the development and assembly on certain products and to centralize functions and reallocate resources to rapidly growing product lines)

$3.0 million - $5.0 million
Fiscal Year 2009 Plan (Scientific Instruments—to reduce headcount and operating costs and increase operating margins)	$2.0 million - $3.0 million

These estimated cost savings are expected to impact cost of sales, selling, general and administrative expenses and research and development expenses. Some of these cost savings have been and will continue to be reinvested in other parts of our business, for example, as part of our continued emphasis on IRD and consumable products. In addition, unrelated cost increases in other areas of our operations have and could in the future offset some or all of these cost savings. Although it is difficult to quantify with any precision our actual cost savings to date from these activities, many of which are still ongoing, we currently believe that the ultimate savings realized will not differ materially from these estimates.

Impairment of Private Company Equity Investment.    During fiscal year 2008, we became aware of information which raised substantial doubt about the ability of a small, private company in which we hold a cost-method equity investment to continue as a going concern. Based on this information, we determined that the fair value of our investment had declined and that the decline was other-than-temporary. As a result, we wrote off the entire $3.0 million carrying value via an impairment charge during fiscal year 2008.

Income Tax Expense.    The effective income tax rate was 35.3% for fiscal year 2008, compared to 34.3% for fiscal year 2007. The higher effective income tax rate in fiscal year 2008 was primarily due to higher U.S. state taxes, higher U.S. taxes on distributable foreign earnings, higher non-deductible compensation expense and a non-deductible in-process research and development charge related to an acquisition. These factors were partially offset by the benefit from a reduction in unrecognized tax benefits due to the lapse of certain statutes of limitations in fiscal year 2008 and lower taxes on retained foreign earnings.

Net Earnings.    Net earnings for fiscal year 2008 included a non-deductible in-process research and development charge of $1.7 million and the after-tax impacts of an impairment of a private company equity investment of $3.0 million, $8.4 million in acquisition-related intangible amortization, $1.4 million in amortization related to inventory written up to fair value in connection with recent acquisitions, $5.5 million in restructuring and other related costs and $9.3 million in share-based compensation expense. Net earnings for fiscal year 2007 included the after-tax impacts of $7.9 million in acquisition-related intangible amortization, $1.3 million in amortization related to inventory written up to fair value in connection with the acquisition of IonSpec, $4.3 million in restructuring and other related costs and $9.8 million in share-based compensation expense. Excluding the after-tax impact of these items, the increase in net earnings in fiscal year 2008 was primarily attributable to higher sales volume (including sales volume leverage on operating expenses), partially offset by higher transition costs related to the relocation of manufacturing activities for certain products and higher costs relating to new product introductions.

Fiscal Year 2007 Compared to Fiscal Year 2006

Segment Results

The following table presents comparisons of our sales and operating earnings for each of our segments and in total for fiscal years 2007 and 2006:

	Fiscal Year Ended				Increase (Decrease)
	September 28, 2007		September 29, 2006
	$	% of Sales	$	% of Sales	$	%
(dollars in millions)
Sales by Segment:
Scientific Instruments	$761.5	82.7%	$686.0	82.2%	$75.5	11.0%
Vacuum Technologies	159.1	17.3	148.7	17.8	10.4	7.0

Total company	$920.6	100.0%	$834.7	100.0%	$85.9	10.3%

Operating Earnings by Segment:
Scientific Instruments	$79.4	10.4%	$60.3	8.8%	$19.1	31.8%
Vacuum Technologies	32.0	20.1	29.1	19.6	2.9	9.8

Total segments	111.4	12.1	89.4	10.7	22.0	24.7
General corporate	(18.8)	(2.1)	(16.6)	(2.0)	(2.2)	(13.9)

Total company	$92.6	10.1%	$72.8	8.7%	$19.8	27.1%

Scientific Instruments.    The increase in Scientific Instruments sales was primarily attributable to higher sales volume, in particular from mass spectrometers and other analytical instruments. Sales into environmental and energy applications increased strongly, while sales into life science applications increased modestly. Scientific Instruments revenues for fiscal year 2006 do not include sales for the full period from PL International Limited (“Polymer Labs”), which was acquired in November 2005. Excluding the impact of Polymer Labs, Scientific Instruments sales in fiscal year 2007 increased by approximately 10.7% compared to fiscal year 2006.

Scientific Instruments operating earnings for fiscal year 2007 include restructuring and other related costs of $4.3 million, acquisition-related intangible amortization of $7.9 million, share-based compensation expense of $3.4 million and amortization of $1.3 million related to inventory written up to fair value in connection with acquisitions. In comparison, Scientific Instruments operating earnings for fiscal year 2006 include restructuring and other related costs of $0.2 million, an in-process research and development charge of $0.8 million relating to the acquisition of Polymer Labs, acquisition-related intangible amortization of $8.3 million, share-based compensation expense of $3.5 million and amortization of $4.3 million related to inventory written up to fair value in connection with acquisitions. Excluding the impact of these items, the increase in operating earnings as a percentage of sales resulted primarily from sales volume leverage and efficiency improvements benefiting selling, general and administrative expenses as well as the transition to internally sourced magnets for certain of our research products.

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

Consolidated Results

The following table presents comparisons of our sales and other selected consolidated financial results for fiscal years 2007 and 2006:

	Fiscal Year Ended				Increase (Decrease)
	September 28, 2007		September 29, 2006
	$	% of Sales	$	% of Sales	$	%
(dollars in millions, except per share data)
Sales	$920.6	100.0%	$834.7	100.0%	$85.9	10.3%

Gross profit	415.5	45.1	374.3	44.8	41.2	11.0

Operating expenses:
Selling, general and administrative	257.8	28.0	241.0	28.9	16.8	6.9
Research and development	65.2	7.0	59.7	7.1	5.5	9.1
Purchased in-process research and development	—	—	0.8	0.1	(0.8)	(100.0)

Total operating expenses	323.0	35.0	301.5	36.1	21.5	7.1

Operating earnings	92.5	10.1	72.8	8.7	19.7	27.1
Interest income	6.2	0.7	4.0	0.5	2.2	53.0
Interest expense	(1.9)	(0.2)	(2.2)	(0.3)	0.3	(13.6)
Income tax expense	(33.2)	(3.7)	(24.5)	(2.9)	(8.7)	35.0

Net earnings	$63.6	6.9%	$50.1	6.0%	$13.5	27.1%

Net earnings per diluted share	$2.05		$1.59		$0.46

Sales.    As discussed under the heading Segment Results above, sales by the Scientific Instruments and Vacuum Technologies segments in fiscal year 2007 increased by 11.0% and 7.0%, respectively, compared to fiscal year 2006. On a consolidated basis, sales grew 10.3% in fiscal year 2007, with strong growth into environmental, energy, and applied research and other applications and modest growth into life science applications. Revenues for fiscal year 2006 do not include sales for the full twelve months from Polymer Labs, which was acquired in November 2005. Excluding the impact of Polymer Labs, sales in fiscal year 2007 increased by approximately 10.1% compared to fiscal year 2006.

Sales by geographic region in fiscal years 2007 and 2006 were as follows:

	Fiscal Year Ended				Increase (Decrease)
	September 28, 2007		September 29, 2006
	$	% of Sales	$	% of Sales	$	%
(dollars in millions)
Sales by Geographic Region:
North America	$312.1	33.9%	$325.5	39.0%	$(13.4)	(4.1)%
Europe	376.8	40.9	309.6	37.1	67.2	21.7
Asia Pacific	185.6	20.2	163.6	19.6	22.0	13.4
Latin America	46.1	5.0	36.0	4.3	10.1	28.1

Total company	$920.6	100.0%	$834.7	100.0%	$85.9	10.3%

The increases in sales in Europe, Asia Pacific and Latin America were primarily attributable to stronger demand across a broad range of our products, in particular analytical instruments and vacuum products. The weaker U.S. dollar also had a positive effect on the reported sales increases in these regions. In Europe, higher sales of research products also contributed to the increase.

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

In addition to the factors described above, the sales decrease in North America and increase in Europe compared to fiscal year 2006 were both more pronounced, and the sales increase in Asia Pacific was less pronounced, due to the timing of sales of certain low-volume, high-selling price research products. We do not consider these geographic shifts to be indicative of any particular trend for research products as a whole, but rather to be reflective of the variability in results that these low-volume, high-selling price research products can create.

Gross Profit.    Gross profit for fiscal year 2007 reflects the impact of $5.3 million in amortization expense relating to acquisition-related intangible assets, $1.3 million in amortization expense related to inventory written up to fair value in connection with the IonSpec acquisition, share-based compensation expense of $0.4 million and $1.2 million in restructuring and other related costs. In comparison, gross profit for fiscal year 2006 reflects the impact of $5.1 million in amortization expense relating to acquisition-related intangible assets, $4.3 million in amortization expense related to inventory written up to fair value in connection with the IonSpec, Polymer Labs and Magnex acquisitions and share-based compensation expense of $0.4 million. Excluding the impact of these items, gross profit as a percentage of sales in fiscal year 2007 was unchanged from fiscal year 2006.

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

Research and Development.    Research and development expenses for fiscal year 2007 include $0.8 million in restructuring and other related costs and $0.5 million in share-based compensation expense. In comparison, research and development expenses for fiscal year 2006 include share-based compensation expense of $0.5 million. Excluding the impact of these items, research and development expenses were slightly lower as a percentage of sales due to sales volume leverage. In absolute dollars, the increase in research and development expenses resulted primarily from the acquisitions of Polymer Labs in the first quarter of fiscal year 2006 and IonSpec in the second quarter of fiscal year 2006 and higher spending on new product development primarily for information rich detection products.

Restructuring Activities.    Between fiscal years 2003 and 2007, we committed to several restructuring plans in order to adjust our organizational structure, improve operational efficiencies and/or eliminate redundant or excess costs resulting from acquisitions or dispositions during those periods. We have incurred a total of $17.6 million in restructuring expense under these restructuring plans.

The following table sets forth changes in our aggregate liability during fiscal year 2007 relating to all restructuring plans:

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

Fiscal Year 2007 Plan.    The following table sets forth changes in our restructuring liability relating to the fiscal year 2007 Plan:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at September 29, 2006	$—	$—	$—
Charges to expense, net	2,301	—	2,301
Cash payments	(145)	—	(145)
Foreign currency impacts and other adjustments	66	—	66

Balance at September 28, 2007	$2,222	$—	$2,222

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

Net Earnings.    Net earnings for fiscal year 2007 include $9.8 million in share-based compensation expense, $7.9 million in acquisition-related intangible amortization, $4.3 million in restructuring and other related costs and $1.3 million in amortization related to inventory written up to fair value in connection with recent acquisitions. Net earnings for fiscal year 2006 include $8.7 million in share-based compensation expense, $8.3 million in acquisition-related intangible amortization, $4.3 million in amortization related to inventory written up to fair value in connection with recent acquisitions, $0.2 million in restructuring and other related costs and an in-process research and development charge of $0.8 million. Excluding the impact of these items, the increase in net earnings in fiscal year 2007 resulted primarily from higher sales volume and lower selling, general and administrative expenses as a percentage of sales.

Outlook

We completed our fourth quarter and fiscal year 2008 with sound orders, revenues, net earnings and cash flow, and believe that we are well positioned, with a broad portfolio of products and applications, several recently released new products, an agile global distribution network, a recurring stream of after-sales revenue and, if they hold, favorable currency exchange rates relative to the U.S. dollar. However, we are concerned by increasingly negative economic indicators and the likelihood that economic conditions will get significantly worse and have an adverse effect on our financial position, results of operations and/or cash flows. These conditions present significant uncertainties that make it difficult for us to project our near-term results of operations.

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

In determining the Company’s expected stock price volatility assumption, the Company reviews both the historical and implied volatility of the Company’s common stock, with implied volatility based on publicly traded options on the Company’s common stock. Unless the volume or maturity of these publicly traded options does not satisfy the conditions to use implied volatility under SAB 107, we determine the expected stock price volatility assumptions using a combination of historical and implied volatility. SFAS 123(R) also requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimate expected forfeitures, as well as the expected term of awards, based on historical experience. Future changes in these assumptions, our stock price or certain other factors could result in changes in our share-based compensation expense in future periods.

Income Taxes.    We are subject to income taxes in the U.S. and numerous jurisdictions outside of the U.S. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes as well as in assessing the realizability of our deferred tax assets. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We establish liabilities for unrecognized tax benefits, as well as reserves for related potential penalties and interest, based on the technical merits of our tax positions and the extent to which, additional taxes, penalties and interest will be due. These unrecognized tax benefits are established when, despite our belief that our tax return positions are fully supportable, certain positions can be challenged and may not be sustained on review by tax authorities. These balances are adjusted in light of changing facts and circumstances. Our income tax expense includes the impact of new unrecognized tax benefits recorded as well as changes to existing unrecognized tax benefits that are considered appropriate. Should the ultimate resolution of any tax-related uncertainties (including any which may be currently unidentified) differ from those we used to determine our recorded liabilities, charges against or credits to our unrecognized tax benefits and/or income tax provision will become necessary.

Our judgments regarding the realizability of deferred tax assets are based on, among other things, the relative weight of both positive and negative evidence regarding future taxable income, and may change due to changes in market conditions, tax laws, tax planning strategies or other factors. Should our assumptions and consequently our estimates in this area change in the future, the amount of valuation allowances recorded relating to our deferred tax assets may be increased or decreased, which would result in charges against or credits to our income tax provision.

Liquidity and Capital Resources

We generated $79.0 million of cash from operating activities in fiscal year 2008, compared to $99.9 million generated in fiscal year 2007. Cash generated from operating activities decreased primarily due to relative increases in inventories ($19.8 million) and accounts receivable ($13.3 million). The relative increase in inventories was primarily due to a build-up of inventory to support increased orders, new product introductions and the transition of certain products to new manufacturing locations, while the relative increase in accounts receivable was primarily due to a higher sales volume during fiscal year 2008.

We used $77.4 million of cash for investing activities in fiscal year 2008, which compares to $24.5 million used for investing activities in fiscal year 2007. The increase in cash used for investing activities in fiscal year 2008 was primarily the result of the acquisitions of the Analogix Business in November 2007 and Oxford Diffraction in April 2008 as well as higher net capital expenditures due primarily to the construction of our IRD center in Walnut Creek, California.

We used $94.6 million of cash for financing activities in fiscal year 2008, which compares to $48.9 million used for financing activities in fiscal year 2007. The increase in cash used for financing activities in fiscal year 2008 was primarily due to higher expenditures to repurchase and retire common stock (such expenditures were made in both periods as a result of a continued effort to utilize excess cash to reduce the number of outstanding common shares), lower proceeds from the issuance of common stock (due to lower stock option exercise volume) and higher repayments of debt.

We maintain relationships with banks in many countries from which we sometimes obtain bank guarantees and short-term standby letters of credit. These guarantees and letters of credit relate primarily to advance payments and deposits made to our subsidiaries by customers for which separate liabilities are recorded in the consolidated financial statements. As of October 3, 2008, a total of $21.2 million of these bank guarantees and letters of credit were outstanding. No amounts had been drawn by beneficiaries under these or any other outstanding guarantees or letters of credit as of that date.

As of October 3, 2008, we had an $18.8 million term loan outstanding with a U.S. financial institution. The balance outstanding under this term loan was $25.0 million at September 28, 2007. As of both October 3, 2008 and September 28, 2007, the fixed interest rate on the term loan was 6.7%. The term loan contains certain covenants that limit future borrowings and the payment of cash dividends and require the maintenance of certain levels of working capital and operating results. We were in compliance with all restrictive covenants of the term loan agreement at October 3, 2008.

In connection with certain acquisitions, we have accrued a portion of the purchase price that has been retained to secure the respective sellers’ indemnification obligations. As of October 3, 2008, we had retained an aggregate of $1.6 million, which will become payable (net of any indemnification claims) between April and November 2009. In addition to the above amounts, the final $0.7 million retained in connection with the acquisition of IonSpec in February 2006 was paid during fiscal year 2008.

As of October 3, 2008, we had several outstanding contingent consideration arrangements relating to acquired businesses. Amounts subject to these arrangements can be earned over the respective measurement period, depending on the performance of the acquired business relative to certain financial and/or operational targets.

The following table summarizes contingent consideration arrangements as of October 3, 2008:

Acquired Business	Remaining Amount Available (maximum)	Measurement Period	Measurement Period End Date
	(in millions)
PL International Ltd.	$15.3	3 years	December 2008
IonSpec Corporation	14.0	3 years	April 2009
Oxford Diffraction	10.0	3 years	April 2011
Analogix Business	4.0	3 years	December 2010
Other	0.6	2 years	July 2010

Total	$43.9

During fiscal year 2008, we paid $4.0 million for the final contingent consideration payment related to Magnex Scientific Limited, which we acquired in November 2004.

The Distribution Agreement provides that we are responsible for certain litigation to which VAI was a party, and further provides that we will indemnify VMS and VSEA for one-third of the costs, expenses and other liabilities relating to certain discontinued, former and corporate operations of VAI, including certain environmental liabilities (see Note 12 of the Notes to the Consolidated Financial Statements).

As of October 3, 2008, we had cancelable commitments to a contractor for capital expenditures totaling approximately $17.9 million relating to the construction of our IRD center in Walnut Creek, California. In the event that these commitments are canceled for reasons other than the contractor’s default, we may be responsible for reimbursement of actual costs incurred by the contractor. We had no material non-cancelable commitments for capital expenditures as of October 3, 2008. In the aggregate, we currently anticipate that our capital expenditures will be approximately 2.5% to 3.0% of sales in fiscal year 2009.

As discussed above under the heading Restructuring Activities, in April 2007, we committed to a plan to combine and optimize the development and assembly of most of our NMR and mass spectrometry products, to further centralize related administration and other functions and to reallocate certain resources toward more rapidly growing product lines and geographies. In connection with this plan, we expect to make capital expenditures of up to $30.7 million, of which $9.8 million has been spent through October 3, 2008. These capital expenditures began in the fourth quarter of fiscal year 2007 and will continue through fiscal year 2009. We also expect to incur total restructuring and other related costs associated with this plan of between $12.0 million and $15.0 million, of which $5.5 million was incurred in fiscal year 2008 and $4.3 million was incurred in fiscal year 2007. Some portion of these costs is expected to be settled through the fourth quarter of fiscal year 2009, except for certain lease termination-related costs, which might be settled as late as the fourth quarter of fiscal year 2012. A total of $10.5 million to $13.0 million of these costs are expected to result in cash expenditures, of which a total of $5.2 million was paid in fiscal year 2008 and $0.2 million was paid in fiscal year 2007.

In October 2008, we entered into an agreement with VMS under which we agreed to surrender to them for $21 million the sublease for our facility in Palo Alto, California. We received $5 million of the amount payable under this agreement in the first quarter of fiscal year 2009 and will receive the remaining $16 million when we fully vacate the facility in the third quarter of fiscal year 2010.

In February 2008, our Board of Directors approved a new stock repurchase program under which we are authorized to utilize up to $100 million to repurchase shares of our common stock. This repurchase program is effective through December 31, 2009. During fiscal year 2008, we repurchased and retired 1,070,000 shares under this authorization at an aggregate cost of $55.4 million. As of October 3, 2008, we had remaining authorization to repurchase $44.6 million of our common stock under this repurchase program.

In January 2007, our Board of Directors approved a stock repurchase program under which we were authorized to utilize up to $100 million to repurchase shares of our common stock. This repurchase program was effective until December 31, 2008. During fiscal year 2008, we repurchased and retired 876,000 shares under this repurchase program at an aggregate cost of $50.4 million, which completed this repurchase program.

Our liquidity is affected by many other factors, some based on the normal ongoing operations of our business and others related to the uncertainties of the industries and economies in which we operate. Our liquidity has not been materially affected by the recent deterioration in the global financial markets or global economic conditions in general. However, this deterioration has adversely impacted the availability and cost of credit to us as well as our customers and suppliers.

We have no material exposure to market risk for changes in interest rates or investment valuations. We invest our excess cash primarily in depository accounts, short-term U.S. Treasury securities and money market funds. Our outstanding debt carries a fixed interest rate. While we have not historically needed to borrow to support working capital or capital expenditure requirements, there is no assurance that we might not need to borrow to support these requirements given global economic uncertainties. This could also adversely affect our ability to complete acquisitions and repurchase our common stock.

Notwithstanding the above, we believe that cash generated from operations, together with our current cash and cash equivalents balances and current borrowing capability, will be sufficient to satisfy our cash requirements for the next 12 months. There can be no assurance, however, that our business will continue to generate cash flows at current levels or that credit will be available to us if and when needed. Future operating performance and our ability to obtain credit will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

Contractual Obligations and Other Commercial Commitments

The following table summarizes the amount and estimated timing of future cash expenditures relating to principal payments on outstanding long-term debt, minimum rentals due for certain facilities and other leased assets under long-term, non-cancelable operating leases and other long-term liabilities as of October 3, 2008:

	Fiscal Years
	2009	2010	2011	2012	2013	Thereafter	Total
(in thousands)
Operating leases	$8,602	$6,473	$3,303	$2,040	$1,621	$3,380	$25,419
Long-term debt (including current portion)	—	6,250	—	6,250	—	6,250	18,750
Other long-term liabilities	—	5,468	4,197	3,593	2,785	27,389	43,432

Total	$8,602	$18,191	$7,500	$11,883	$4,406	$37,019	$87,601

As of October 3, 2008, we did not have any off-balance sheet commercial commitments that could result in a significant cash outflow upon the occurrence of some contingent event, except for contingent payments of up to a maximum of $43.9 million related to acquisitions as discussed under Liquidity and Capital Resources above, the specific amounts of which are not currently determinable.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies to previous accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, with certain exceptions which are described below. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which amends SFAS 157 to exclude certain leasing transactions from its scope. Also in February 2008, the FASB issued FSP 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active. FSP 157-3 provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. We do not expect the adoption of SFAS 157 to have a material impact on our financial condition or results of operations.

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

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations, (“SFAS 141(R)”). SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations but also provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also requires the recognition of assets acquired and liabilities assumed arising from contingencies, the capitalization of in-process research and development at fair value, and the expensing of acquisition-related costs as incurred. SFAS 141(R) also requires that certain tax contingencies and adjustments to valuation allowances related to business combinations, which previously were adjusted to goodwill, must be adjusted to income tax expense, regardless of the date of the original business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the requirements of SFAS 141(R) and do not expect its adoption in the first quarter of fiscal year 2010 to have a material impact on our financial condition or results of operations. However, in the event that we complete acquisitions subsequent to our adoption of SFAS 141(R), the application of its provisions will likely have a material impact on our results of operations, although we are not currently able to estimate that impact.

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

In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets, and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), Business Combinations, and other accounting literature. FSP 142-3 is effective for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. Given that FSP 142-3 applies to intangible assets acquired after the effective date, we are not able to determine whether its adoption will have a material impact on our financial condition or results of operations.

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

At October 3, 2008, there were no outstanding forward contracts designated as cash flow hedges of forecasted transactions. During the fiscal year ended October 3, 2008, no foreign exchange gains or losses from cash flow hedge ineffectiveness were recognized.

Our foreign exchange forward contracts generally range from one to 12 months in original maturity. A summary of all foreign exchange forward contracts that were outstanding as of October 3, 2008 follows:

	Notional Value Sold	Notional Value Purchased
(in thousands)
Australian dollar	$—	$46,334
Euro	—	39,907
British pound	—	17,374
Japanese yen	4,822	—
Swedish krona	—	2,788
Canadian dollar	2,460	—
Korean won	1,895	—

Total	$9,177	$106,403

Interest Rate Risk.    We have no material exposure to market risk for changes in interest rates. We invest our excess cash primarily in short-term U.S. Treasury securities and money market funds, and changes in interest rates would not be material to our financial condition or results of operations. We enter into debt obligations principally to support general corporate purposes, including working capital requirements, capital expenditures and acquisitions. At October 3, 2008, our debt obligations had fixed interest rates.

Based upon rates currently available to us for debt with similar terms and remaining maturities, the carrying amount of long-term debt approximates the estimated fair value.

Although payments under certain operating leases for our facilities are tied to market indices, we are not exposed to material interest rate risk associated with our operating leases.

Debt Obligations.

Principal Amounts and Related Weighted-Average Interest Rates By Year of Maturity

	Fiscal Years						Total
	2009	2010	2011	2012	2013	Thereafter
(in thousands)
Long-term debt (including current portion)	$—	$6,250	$—	$6,250	$—	$6,250	$18,750
Average interest rate	—%	6.7%	—%	6.7%	—%	6.7%	6.7%

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

For our defined benefit pension plans, we make assumptions regarding several variables including the expected long-term rate of return on plan assets and the discount rate in order to determine defined benefit pension plan expense for the year. This expense is referred to as “net periodic pension cost.” We assess the expected long-term rate of return on plan assets and discount rate assumption for each defined benefit plan based on relevant market conditions as prescribed by SFAS 87 and make adjustments to the assumptions as appropriate. On an annual basis, we analyze the rates of return on plan assets and discount rates used and determine that these rates are reasonable. For rates of return, this analysis is based on a review of the nature of the underlying assets, the allocation of those assets and their historical performance relative to the overall markets in the countries where the related plans are effective. Historically, our assumed asset allocations have not varied significantly from the actual allocations. Discount rates are based on the prevailing market long-term interest rates in the countries where the related plans are effective. As of October 3, 2008, the estimated long-term rate of return on our defined benefit pension plan assets ranged from 0.8% to 7.1% (weighted-average of 5.8%), and the assumed discount rate for our defined benefit pension plan obligations ranged from 2.0% to 6.1% (weighted-average of 6.0%).

If any of these assumptions were to change, our net periodic pension cost would also change. We incurred net periodic pension cost relating to our defined benefit pension plans of $1.5 million in fiscal year 2008, $2.3 million in fiscal year 2007 and $2.3 million in fiscal year 2006, and expect our net periodic pension cost to be approximately $1.6 million in fiscal year 2009. A one percent decrease in the weighted-average estimated return on plan assets or assumed discount rate would increase our net periodic pension cost for fiscal year 2009 by $1.0 million or $0.4 million, respectively. As of October 3, 2008, our projected benefit obligation relating to defined benefit pension plans was $47.7 million. A one percent decrease in the weighted-average estimated discount rate would increase this obligation by $9.8 million.

Item 8.    Financial Statements and Supplementary Data

The information required by this Item is submitted as a separate section to this Report. See Item 15—Exhibits, Financial Statement Schedules.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Disclosure controls and procedures.    Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our Chief Executive Officer and the Chief Financial Officer have concluded that as of the end of the period covered by this Annual Report on Form 10-K (October 3, 2008), our disclosure controls and procedures were effective.

Inherent Limitations on the Effectiveness of Controls.    Our management, including the Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons or by collusion of two or more people. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Management’s annual report on internal control over financial reporting.    Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our management (including the Chief Executive Officer and the Chief Financial Officer) evaluated the effectiveness of our internal control over financial reporting as of October 3, 2008 based on the framework defined in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of October 3, 2008.

Attestation report of independent registered public accounting firm.    PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of October 3, 2008, as stated in their attestation report included on page F-2 of this Annual Report on Form 10-K.

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

Our Corporate Governance Guidelines and the charters of the Audit Committee, Compensation Committee, Nominating and Governance Committee and Stock Committee of our Board of Directors are available at our main Internet website, at http://www.varianinc.com, and can be accessed by clicking on “Investors” and then on “Corporate Governance”. Upon request, we will provide to any person, at no charge, a copy of any of these materials. Such a request must be made in writing to our Secretary, at Varian, Inc., 3120 Hansen Way, Palo Alto, CA 94304-1030.

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

The information required by this Item is incorporated herein by reference from the corresponding information provided under the headings Equity Compensation Plan Information and Stock Ownership of Certain Beneficial Owners in our Proxy Statement.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	(1) Consolidated Financial Statements: (see Index on page F-1 of this Report)

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Statement of Earnings for fiscal years 2008, 2007 and 2006

•	Consolidated Balance Sheet at fiscal year end 2008 and 2007

•	Consolidated Statement of Stockholders’ Equity and Comprehensive Income for fiscal years 2008, 2007 and 2006

•	Consolidated Statement of Cash Flows for fiscal years 2008, 2007 and 2006

•	Notes to the Consolidated Financial Statements

(2)	Consolidated Financial Statement Schedule: (see Index on page F-1 of this Report)

The following Financial Statement Schedule for fiscal years 2008, 2007 and 2006 is filed as a part of this Report and should be read in conjunction with our Consolidated Financial Statements.

Schedule
II	Valuation and Qualifying Accounts.

All other required schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the Consolidated Financial Statements or the Notes thereto.

(3)	Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date Filed	Exhibit Number(s)	Filed Herewith
2.1	Amended and Restated Distribution Agreement, dated as of January 14, 1999, among Varian Associates, Inc., Varian Semiconductor Equipment Associates, Inc. and Varian, Inc.	10-Q	May 17, 1999	2.1

3.1	Restated Certificate of Incorporation of Varian, Inc.	10-Q	May 17, 1999	3.1, 3.2

3.2	By-Laws of Varian, Inc.	10-Q	May 17, 1999	3.3

4.1	Specimen Common Stock Certificate.	10/A	March 8, 1999	4.1

4.2	Rights Agreement, dated as of February 18, 1999, between Varian, Inc. and First Chicago Trust Company of New York.	10/A	March 8, 1999	4.2

4.3	First Amendment to Rights Agreement, dated as of November 2, 2001, between Varian, Inc. and First Chicago Trust Company of New York.	8-A/A	November 21, 2001	2

4.4	Second Amendment to Rights Agreement, dated as of May 12, 2004, between Varian, Inc. and EquiServe Trust Company, N.A.	10-Q	May 17, 2004	4.4

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date Filed	Exhibit Number(s)	Filed Herewith
10.1	Intellectual Property Agreement, dated as of April 2, 1999, among Varian Associates, Inc., Varian Semiconductor Equipment Associates, Inc. and Varian, Inc.	10-Q	May 17, 1999	10.2

10.2	Varian, Inc. Amended and Restated Note Purchase and Private Shelf Agreement and Assumption dated as of April 2, 1999.	10-Q	May 17, 1999	10.6

10.3	Asset Purchase Agreement, dated as of February 4, 2005, between Varian, Inc. and Jabil Circuit, Inc.	8-K	March 17, 2005	2.1

10.4	Form of Indemnity Agreement between Varian, Inc. and its Directors and Officers.	10-K	December 9, 2004	10.5

10.5*	Varian, Inc. Omnibus Stock Plan, as amended and restated as of November 8, 2007.	8-K	February 1, 2008	10.1

10.6*	Varian, Inc. Management Incentive Plan, as amended and restated as of November 8, 2007.	8-K	November 13, 2007	10.9

10.7*	Varian, Inc. Supplemental Retirement Plan, as amended and restated effective November 13, 2008.				X

10.8*	Varian, Inc. Employee Stock Purchase Plan.	10-Q	May 10, 2000	10.1

10.9*	Form of Nonqualified Stock Option Agreement between Varian, Inc. and Executive Officers (used beginning April 2, 1999 and prior to November 10, 2003).	10-K	December 7, 2006	10.9

10.10*	Form of Nonqualified Stock Option Agreement between Varian, Inc. and Executive Officers (used beginning November 10, 2003 and prior to November 11, 2004).	10-K	December 7, 2006	10.10

10.11*	Form of Nonqualified Stock Option Agreement between Varian, Inc. and Executive Officers (used beginning November 11, 2004 and prior to December 4, 2006).	10-K	December 7, 2006	10.11

10.12*	Form of Nonqualified Stock Option Agreement between Varian, Inc. and Executive Officers (used beginning December 4, 2006 and prior to November 8, 2007).	10-K	December 7, 2006	10.12

10.13*	Form of Nonqualified Stock Option Agreement between Varian, Inc. and Executive Officers (used beginning November 8, 2007).	8-K	November 13, 2007	10.3

10.14*	Form of Nonqualified Stock Option Agreement between Varian, Inc. and Non-Employee Directors.	10-K	December 9, 2004	10.12

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date Filed	Exhibit Number(s)	Filed Herewith
10.15*	Form of Nonqualified Stock Option Agreement between Varian, Inc. and Non-Employee Directors—For New Director/Chairman Grants (used beginning February 1, 2008).	10-Q	May 6, 2008	10.29

10.16*	Form of Nonqualified Stock Option Agreement between Varian, Inc. and Non-Employee Directors—For Annual Director Grants (used beginning February 1, 2008).	10-Q	May 6, 2008	10.30

10.17*	Form of Restricted Stock Agreement between Varian, Inc. and Executive Officers (used prior to December 4, 2006).	10-K	December 7, 2006	10.14

10.18*	Form of Restricted Stock Agreement between Varian, Inc. and Executive Officers (used beginning December 4, 2006 and prior to November 8, 2007).	10-K	December 7, 2006	10.15

10.19*	Form of Restricted Stock Agreement between Varian, Inc. and Executive Officers (used beginning November 8, 2007).	10-Q	February 5, 2008	10.17

10.20*	Form of Performance Share Agreement between Varian, Inc. and Executive Officers (used beginning November 8, 2007).	8-K	November 13, 2007	10.1

10.21*	Form of Performance Share Agreement between Varian, Inc. and Executive Officers (used beginning October 6, 2008)	8-K	September 15, 2008	10.2

10.22*	Form of Stock Unit Agreement between Varian, Inc. and Non-Employee Directors.	10-Q	February 8, 2005	10.23

10.23*	Change in Control Agreement, as amended and restated as of November 8, 2007, between Varian, Inc. and Garry W. Rogerson.	8-K	November 13, 2007	10.4

10.24*	Change in Control Agreement, as amended and restated as of November 8, 2007, between Varian, Inc. and G. Edward McClammy.	8-K	November 13, 2007	10.5

10.25*	Change in Control Agreement, as amended and restated as of November 8, 2007, between Varian, Inc. and Martin O’Donoghue.	8-K	November 13, 2007	10.6

10.26*	Change in Control Agreement, as amended and restated as of November 8, 2007, between Varian, Inc. and Sergio Piras.	8-K	November 13, 2007	10.7

10.27*	Change in Control Agreement, as amended and restated as of November 8, 2007, between Varian, Inc. and Arthur W. Homan.	8-K	November 13, 2007	10.8

10.28*	Change in Control Agreement, as amended and restated as of November 8, 2007, between Varian, Inc. and Sean M. Wirtjes.	10-K	November 21, 2007	10.25

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date Filed	Exhibit Number(s)	Filed Herewith
10.29*	Change in Control Agreement, dated as of September 15, 2008, between Varian, Inc. and Robert W. Dean II.	8-K	September 15, 2008	10.1

10.30*	Change in Control Agreement, dated as of October 6, 2008, between Varian, Inc. and Gordon B. Tredger.				X

10.31*	Description of Compensatory Arrangements between Varian, Inc. and Non-Employee Directors.	8-K	February 1, 2008	10.26

10.32*	Description of Certain Compensatory Arrangements between Varian, Inc. and Executive Officers.	10-K	November 21, 2007	10.27

10.33*	Description of Certain Compensatory Arrangements between Varian S.p.A. and Sergio Piras.	10-Q	February 5, 2008	10.28

18.1	Preferability letter regarding inventory accounting principle change.	10-K	December 7, 2000	18.1

21	Subsidiaries of the Registrant.				X

23	Consent of Independent Registered Public Accounting Firm.				X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VARIAN, INC. (Registrant)

Dated: November 26, 2008	By:	/s/ G. EDWARD MCCLAMMY G. Edward McClammy Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GARRY W. ROGERSON Garry W. Rogerson	President and Chief Executive Officer (Principal Executive Officer), Director	November 26, 2008

/s/ G. EDWARD MCCLAMMY G. Edward McClammy	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	November 26, 2008

/s/ ROBERT W. DEAN II Robert W. Dean II	Controller (Principal Accounting Officer)	November 26, 2008

/s/ ALLEN J. LAUER Allen J. Lauer	Chairman of the Board	November 26, 2008

/s/ RICHARD U. DE SCHUTTER Richard U. De Schutter	Director	November 26, 2008

/s/ JAMES T. GLOVER James T. Glover	Director	November 26, 2008

/s/ JOHN G. MCDONALD John G. McDonald	Director	November 26, 2008

/s/ WAYNE R. MOON Wayne R. Moon	Director	November 26, 2008

/s/ ELIZABETH E. TALLETT Elizabeth E. Tallett	Director	November 26, 2008

VARIAN, INC. AND SUBSIDIARY COMPANIES

ANNUAL REPORT ON FORM 10-K

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

The following Consolidated Financial Statements of the Registrant and its subsidiaries are required to be included in Item 8:

The following Consolidated Financial Statement Schedule of the Registrant and its subsidiaries for fiscal years 2008, 2007 and 2006 is filed as a part of this Report as required to be included in Item 15(a) and should be read in conjunction with the Consolidated Financial Statements of the Registrant and its subsidiaries:

Schedule		Page
II	Valuation and Qualifying Accounts	F-35

All other required schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the Consolidated Financial Statements or the Notes thereto.

VARIAN, INC. AND SUBSIDIARY COMPANIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Varian, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1), present fairly, in all material respects, the financial position of Varian, Inc. and its subsidiaries at October 3, 2008 and September 28, 2007, and the results of their operations and their cash flows for each of the three years in the period ended October 3, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 3, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 11 to the consolidated financial statements, effective September 28, 2007, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R), and changed its method of accounting for defined benefit plans.

As discussed in Note 14 to the consolidated financial statements, effective September 29, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, and changed its method of accounting for uncertainty in income taxes.

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

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP

San Jose, California

November 25, 2008

VARIAN, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF EARNINGS

(In thousands, except per share amounts)

	Fiscal Year Ended
	October 3, 2008	September 28, 2007	September 29, 2006
Sales
Products	$869,556	$796,983	$720,689
Services	142,959	123,615	114,016

Total sales	1,012,515	920,598	834,705

Cost of sales
Products	476,555	435,397	398,465
Services	83,506	69,724	61,891

Total cost of sales	560,061	505,121	460,356

Gross profit	452,454	415,477	374,349

Operating expenses
Selling, general and administrative	277,478	257,754	241,049
Research and development	71,810	65,169	59,730
Purchased in-process research and development	1,703	—	756

Total operating expenses	350,991	322,923	301,535

Operating earnings	101,463	92,554	72,814
Impairment of private company equity investment (Note 2)	(3,018)	—	—
Interest income	5,930	6,152	4,022
Interest expense	(1,656)	(1,878)	(2,172)

Earnings before income taxes	102,719	96,828	74,664
Income tax expense	36,274	33,212	24,595

Net earnings	$66,445	$63,616	$50,069

Net earnings per share:
Basic	$2.24	$2.09	$1.62

Diluted	$2.21	$2.05	$1.59

Shares used in per share calculation:
Basic	29,620	30,457	30,929

Diluted	30,072	31,004	31,424

See accompanying Notes to the Consolidated Financial Statements.

VARIAN, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEET

(In thousands, except par value amounts)

	October 3, 2008	September 28, 2007
ASSETS

Current assets
Cash and cash equivalents	$103,895	$196,396
Accounts receivable, net	199,420	187,429
Inventories	161,039	140,533
Deferred taxes	33,618	38,068
Prepaid expenses and other current assets	15,663	17,332

Total current assets	513,635	579,758
Property, plant and equipment, net	110,343	110,792
Goodwill	218,208	193,760
Intangible assets, net	36,972	31,572
Other assets	24,089	20,951

Total assets	$903,247	$936,833

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current portion of long-term debt	$—	$6,250
Accounts payable	70,923	72,588
Deferred profit	10,957	13,641
Accrued liabilities	167,173	159,109

Total current liabilities	249,053	251,588
Long-term debt	18,750	18,750
Deferred taxes	4,341	4,050
Other liabilities	43,431	44,358

Total liabilities	315,575	318,746

Commitments and contingencies (Notes 4, 5, 7, 8, 9, 10, 11, 12 and 14)

Stockholders’ equity
Preferred stock—par value $0.01, authorized—1,000 shares; issued—none	—	—
Common stock—par value $0.01, authorized—99,000 shares; issued and outstanding—28,917 shares at October 3, 2008 and 30,345 shares at September 28, 2007	356,192	351,330
Retained earnings	186,009	199,471
Accumulated other comprehensive income	45,471	67,286

Total stockholders’ equity	587,672	618,087

Total liabilities and stockholders’ equity	$903,247	$936,833

See accompanying Notes to the Consolidated Financial Statements.

VARIAN, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(In thousands)

	Common Stock		Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income	Total	Total Comprehensive Income
	Shares	Amount
Balance, September 30, 2005	31,016	$282,923	$202,318	$—	$14,281	$499,522
Net earnings	—	—	50,069	—	—	50,069	$50,069
Other comprehensive income:
Currency translation adjustment	—	—	—	—	14,381	14,381	14,381
Minimum pension liability, net of tax of ($121)	—	—	—	—	106	106	106

Total comprehensive income							$64,556

Issuance of common stock and stock units	1,369	34,060	—	—	—	34,060
Share-based compensation expense	—	8,712	—	—	—	8,712
Tax benefit from share-based plans	—	8,245	—	—	—	8,245
Repurchase of common stock	(1,515)	—	—	(63,055)	—	(63,055)
Retirement of treasury stock	—	(14,850)	(48,205)	63,055	—	—

Balance, September 29, 2006	30,870	319,090	204,182	—	28,768	552,040
Net earnings	—	—	63,616	—	—	63,616	$63,616
Other comprehensive income:
Currency translation adjustment	—	—	—	—	38,264	38,264	38,264
Minimum pension liability, net of tax of ($1,198)	—	—	—	—	2,504	2,504	2,504

Total comprehensive income							$104,384

Adjustment for initial adoption of SFAS 158, net of tax of $649	—	—	—	—	(2,250)	(2,250)
Issuance of common stock and stock units	1,156	31,897	—	—	—	31,897
Share-based compensation expense	—	9,946	—	—	—	9,946
Tax benefit from share-based plans	—	8,769	—	—	—	8,769
Repurchase of common stock	(1,681)	—	—	(86,699)	—	(86,699)
Retirement of treasury stock	—	(18,372)	(68,327)	86,699	—	—

Balance, September 28, 2007	30,345	351,330	199,471	—	67,286	618,087
Net earnings	—	—	66,445	—	—	66,445	$66,445
Other comprehensive income:
Currency translation adjustment	—	—	—	—	(22,263)	(22,263)	(22,263)
Minimum liability for defined benefit pension and other postretirement obligations, net of tax of ($653)	—	—	—	—	448	448	448

Total comprehensive income							$44,630

Issuance of common stock and stock units	536	18,228	—	—	—	18,228
Share-based compensation expense	—	9,673	—	—	—	9,673
Tax benefit from share-based plans	—	894	—	—	—	894
Repurchase of common stock	(1,964)	—	—	(106,859)	—	(106,859)
Retirement of treasury stock	—	(23,933)	(82,926)	106,859	—	—
Adjustment for initial adoption of FIN 48	—	—	3,019	—	—	3,019

Balance, October 3, 2008	28,917	$356,192	$186,009	$—	$45,471	$587,672

See accompanying Notes to the Consolidated Financial Statements.

VARIAN, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Fiscal Years Ended
	October 3, 2008	September 28, 2007	September 29, 2006
Cash flows from operating activities
Net earnings	$66,445	$63,616	$50,069
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	29,346	29,248	27,470
(Gain) loss on disposition of property, plant and equipment	(474)	(452)	92
Impairment of private company equity investment	3,018	—	—
Purchased in-process research and development	1,703	—	756
Share-based compensation expense	9,673	9,946	8,712
Excess tax benefit from share-based plans	(894)	(9,090)	(7,700)
Deferred taxes	(3,122)	(9,404)	(12,899)
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	(12,205)	1,074	(13,449)
Inventories	(19,428)	400	(7,256)
Prepaid expenses and other current assets	3,300	(387)	5,234
Other assets	(1,462)	(4,110)	415
Accounts payable	(1,072)	(4,733)	10,004
Deferred profit	(3,526)	(176)	1,504
Accrued liabilities	14,053	8,103	14,367
Other liabilities	(6,334)	15,822	2,019

Net cash provided by operating activities	79,021	99,857	79,338

Cash flows from investing activities
Proceeds from sale of property, plant and equipment	1,735	4,966	797
Purchase of property, plant and equipment	(23,960)	(19,396)	(20,295)
Purchase of businesses, net of cash acquired	(55,167)	(7,115)	(72,854)
Private company equity investments	(18)	(3,000)	(652)

Net cash used in investing activities	(77,410)	(24,545)	(93,004)

Cash flows from financing activities
Repayment of debt	(6,250)	(2,500)	(2,500)
Repurchase of common stock	(106,859)	(86,699)	(63,055)
Issuance of common stock	18,228	31,897	34,060
Excess tax benefit from share-based plans	894	9,090	7,700
Transfers to Varian Medical Systems, Inc.	(600)	(646)	(649)

Net cash used in financing activities	(94,587)	(48,858)	(24,444)

Effects of exchange rate changes on cash and cash equivalents	475	15,787	3,771

Net (decrease) increase in cash and cash equivalents	(92,501)	42,241	(34,339)
Cash and cash equivalents at beginning of period	196,396	154,155	188,494

Cash and cash equivalents at end of period	$103,895	$196,396	$154,155

Supplemental cash flow information
Income taxes paid, net of refunds received	$38,793	$36,317	$23,276

Interest paid	$1,626	$1,765	$2,030

See accompanying Notes to the Consolidated Financial Statements.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Description of Business and Basis of Presentation

Varian, Inc., together with its subsidiaries (collectively, the “Company”), designs, develops, manufactures, markets, sells and services scientific instruments (including analytical instruments, research products and related software, consumable products, accessories and services) and vacuum products (and related accessories and services). These businesses primarily serve life science, environmental, energy, and applied research and other customers.

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

Note 2.    Summary of Significant Accounting Policies

Fiscal Year.    The Company’s fiscal years reported are the 52- or 53-week periods that ended on the Friday nearest September 30. Fiscal year 2008 was comprised of the 53-week period ended on October 3, 2008. Fiscal year 2007 was comprised of the 52-week period ended on September 28, 2007. Fiscal year 2006 was comprised of the 52-week period ended on September 29, 2006. Each quarter during fiscal years 2008, 2007 and 2006 was comprised of 13 weeks, respectively, except for the fourth quarter of fiscal year 2008, which was comprised of 14 weeks.

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

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Foreign Currency Translation.    The Company uses the local currency as the functional currency in each country in which it operates subsidiaries. The functional currencies of the Company’s operations are primarily the U.S. dollar and the Euro, and, to a lesser extent, the British pound, Australian dollar, Japanese yen and various other currencies. Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at exchange rates at the end of the fiscal year and income and expense items are translated at exchange rates prevailing during the year. Translation gains and losses are included in the cumulative translation adjustment component of accumulated other comprehensive income. Gains and losses arising from transactions and translation of period-end balances denominated in currencies other than a subsidiary’s functional currency are reflected in selling, general and administrative expenses.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentration of Credit Risk.    Financial instruments that potentially subject the Company to concentrations of credit risk include cash equivalents, trade accounts receivable and foreign exchange forward contracts. The Company invests primarily in demand deposits, short-term U.S. Treasury securities and money market funds. The Company sells its products and extends trade credit to a large number of customers, who are dispersed across many different industries and geographies. The Company performs ongoing credit evaluations of these customers and generally does not require collateral from them, although the Company does utilize letters of credit to mitigate credit risk when considered appropriate. Trade accounts receivable include allowances for doubtful accounts as of October 3, 2008 and September 28, 2007 of $1.3 million and $1.7 million, respectively. Delinquent account balances are written off when management determines that the likelihood of collection is no longer probable. No single customer represented 10% or more of the Company’s total sales in fiscal year 2008, 2007 and 2006 or trade accounts receivable at fiscal year end 2008 or 2007. The Company seeks to minimize credit risk relating to foreign exchange forward contracts by limiting its counter-parties to major financial institutions.

Cash and Cash Equivalents.    The Company includes currency on hand, demand deposits, money market funds and all highly liquid debt securities with an original maturity of three months or less in cash and cash equivalents. The cost basis of cash and cash equivalents approximates fair value due to the short period of time to maturity.

Inventories.    Inventories are stated at the lower of cost or market, with cost being computed on an average-cost basis. Provisions are made for potentially excess or slow-moving inventories. When a loss provision is made, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or an increase in that newly established cost basis.

Property, Plant and Equipment.    Property, plant and equipment are stated at cost. Major improvements are capitalized, while maintenance and repairs are expensed as incurred. Property (land) is not depreciated. Plant and equipment are depreciated over their estimated useful lives using the straight-line method. Machinery and equipment lives vary from three to 10 years and buildings are depreciated over 20 to 40 years. Purchased software is depreciated over five to 10 years. Leasehold improvements are depreciated using the straight-line method over their estimated useful lives or the remaining term of the lease, whichever is less. Depreciation expense totaled $20.8 million, $21.1 million and $18.9 million in fiscal years 2008, 2007 and 2006, respectively. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation are removed from the accounts.

Goodwill and Intangible Assets.    Under Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. (“SFAS”) 142, Goodwill and Other Intangible Assets, goodwill is not amortized, but must be tested for impairment annually and whenever events or circumstances occur indicating that goodwill might be impaired. The Company performed annual goodwill impairment tests during the second quarter of fiscal years 2008, 2007 and 2006 and determined that there was no impairment of goodwill.

Identifiable intangible assets recorded in connection with acquisitions are amortized on a straight-line basis over their estimated useful lives, which range from two to 20 years. Acquired in-process research and development is immediately expensed.

Investments in Privately Held Companies.    The Company has equity investments in privately held companies which, because of its ownership interest and other factors, are carried at cost. These investments are evaluated under the requirements of FASB Interpretation No. (“FIN”) 46(R), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, Accounting Principles Board Opinion No. (“APB”) 18, The Equity Method of Accounting for Investments in Common Stock, and other applicable guidance to determine the appropriate accounting treatment, including whether the Company must consolidate the investee company. Based on these evaluations, the Company has determined that no consolidation is required. These investments are included in Other assets in the Consolidated Balance Sheet. The Company monitors these investments for impairment and will make appropriate reductions in carrying values if the Company determines that an impairment charge is required based primarily on the near-term prospects and financial condition of these companies.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During fiscal year 2008, the Company became aware of information which raised substantial doubt about the ability of a small, privately held company in which the Company holds a cost-method equity investment to continue as a going concern. Based on this information, the Company determined that the fair value of its investment had declined and that the decline was other-than-temporary. As a result, the Company wrote off the entire $3.0 million carrying value of its investment via an impairment charge in the period.

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

Share-Based Compensation.    The Company accounts for share-based compensation in accordance with the provisions of SFAS 123(R), Share-Based Payment, which establishes the accounting for share-based awards and the inclusion of their fair value in net earnings in the respective periods the awards were earned, and SEC Staff Accounting Bulletin No. (“SAB”) 107, Share-Based Payment. Consistent with the provisions of SFAS 123(R) and SAB 107, the Company estimates the fair value of stock options and shares issued under its employee stock purchase plan using the Black-Scholes option-pricing model. Fair value is estimated on the date of grant and is then recognized (net of estimated forfeitures) as expense in the Consolidated Statement of Earnings over the requisite service period (generally the vesting period).

The determination of fair value and the timing of expense using option pricing models such as the Black-Scholes model require the input of highly subjective assumptions, including the expected forfeiture rate and life of the option and the expected price volatility of the underlying stock. The Company estimates the expected forfeiture and expected life assumptions based on historical experience. In determining the Company’s expected stock price volatility assumption, the Company reviews both the historical and implied volatility of the Company’s common stock, with implied volatility based on the implied volatility of publicly traded options on the Company’s common stock. Unless the volume or maturity of these publicly traded options does not satisfy the conditions to use implied volatility under SAB 107, the Company determines the expected stock price volatility assumption using a combination of historical and implied volatility.

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

Advertising Costs.    Advertising costs are included as part of selling, general and administrative expense and are expensed as incurred. Advertising expense was $4.0 million in fiscal year 2008, $3.2 million in fiscal year 2007 and $2.9 million in fiscal year 2006.

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

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effective September 29, 2007 (the first day of fiscal year 2008), the Company adopted FIN 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No 109, which addresses accounting for, and disclosure of, uncertain tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN 48, the Company recognizes liabilities for unrecognized tax benefits resulting from uncertain tax positions by evaluating whether the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit and then measures the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. The Company reevaluates these uncertain tax positions on a quarterly basis. Potential interest and penalties associated with such uncertain tax positions is recorded as a component of income tax expense.

Recent Accounting Pronouncements.    In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies to previous accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, with certain exceptions which are described below. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which amends SFAS 157 to exclude certain leasing transactions from its scope. Also in February 2008, the FASB issued FSP 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active. FSP 157-3 provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The Company does not expect the adoption of SFAS 157 to have a material impact on its financial condition or results of operations.

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

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations, (“SFAS 141(R)”). SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations but also provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also requires the recognition of assets acquired and liabilities assumed arising from contingencies, the capitalization of in-process research and development at fair value, and the expensing of acquisition-related costs as incurred. SFAS 141(R) also requires that certain tax contingencies and adjustments to valuation allowances related to business combinations, which previously were adjusted to goodwill, must be adjusted to income tax expense, regardless of the date of the original business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the requirements of SFAS 141(R) and does not expect its adoption in the first quarter of fiscal year 2010 to have a material impact on the Company’s financial condition or results of operations. However, in the event that the Company completes acquisitions subsequent to its adoption of SFAS 141(R), the application of its provisions will likely have a material impact on the Company’s results of operations, although the Company is not currently able to estimate that impact.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets, and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), Business Combinations, and other accounting literature. FSP 142-3 is effective for fiscal years beginning after December 15, 2008, and must be applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. Given that FSP 142-3 applies to intangible assets acquired after the effective date, the Company is not able to determine whether its adoption will have a material impact on its financial condition or results of operations.

Note 3.    Balance Sheet Detail

	October 3, 2008	September 28, 2007
(in thousands)
Inventories
Raw materials and parts	$77,447	$64,130
Work in process	25,091	24,842
Finished goods	58,501	51,561

	$161,039	$140,533

Property, plant and equipment
Land and land improvements	$6,519	$6,415
Buildings	102,746	102,413
Machinery and equipment	174,284	167,655
Construction in progress	8,585	11,102

	292,134	287,585
Accumulated depreciation	(181,791)	(176,793)

	$110,343	$110,792

Accrued liabilities
Payroll and employee benefits	$61,480	$64,590
Deferred service revenue	35,404	35,815
Contract advances	20,760	13,309
Product warranty	13,867	12,454
Other	35,662	32,941

	$167,173	$159,109

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4.    Forward Exchange Contracts

The Company enters into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations on assets and liabilities denominated in non-functional currencies. These contracts are accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. Typically, gains and losses on these contracts are substantially offset by transaction losses and gains on the underlying balances being hedged. During fiscal years 2008, 2007 and 2006, net foreign currency gains (losses) relating to these arrangements were $2.1 million, $(1.0) million and $(1.3) million, respectively. These amounts were recorded in selling, general and administrative expenses.

The Company’s foreign exchange forward contracts generally range from one to 12 months in original maturity. A summary follows of all foreign exchange forward contracts that were outstanding as of October 3, 2008:

	Notional Value Sold	Notional Value Purchased
(in thousands)
Australian dollar	$—	$46,334
Euro	—	39,907
British pound	—	17,374
Japanese yen	4,822	—
Swedish krona	—	2,788
Canadian dollar	2,460	—
Korean won	1,895	—

Total	$9,177	$106,403

Note 5.    Acquisitions

During fiscal year 2008, the Company acquired certain assets and assumed certain liabilities of Analogix, Inc. (the “Analogix Business”) for approximately $11 million in cash and assumed net debt. Under the terms of the acquisition, the Company might make additional purchase price payments of up to $4 million over a three-year period, depending on the future financial performance of the Analogix Business and certain operational milestones. The Analogix Business designs, manufactures, markets, sells and services consumables and instrumentation for automated compound purification using flash chromatography, and became part of the Scientific Instruments segment.

During fiscal year 2008, the Company also acquired Oxford Diffraction Ltd. (“Oxford Diffraction”) for approximately $39 million in cash and assumed net debt. Under the terms of the acquisition, the Company might make additional purchase price payments of up to $10 million over a three-year period, depending on the future financial performance of the Oxford Diffraction business. Oxford Diffraction designs, manufactures, markets, sells and services instruments and consumables for x-ray crystallography, an analytical technique used by scientists in pharmaceutical research and other research laboratories to determine the structure of both small molecules and large molecules such as proteins. Oxford Diffraction became part of the Scientific Instruments segment. The Company recorded a one-time charge of $1.7 million during fiscal year 2008 to immediately expense acquired in-process research and development related to projects that were in process at Oxford Diffraction but incomplete at the time of the acquisition.

During fiscal year 2006, the Company acquired PL International Limited (“Polymer Labs”) and IonSpec Corporation (“IonSpec”), both of which became part of the Scientific Instruments segment. Including contingent consideration payments, the Company has paid an aggregate purchase price of approximately $47 million for Polymer Labs and approximately $18 million for IonSpec through October 3, 2008.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

None of the acquisitions made during fiscal years 2008 or 2006 was material on either an individual or an aggregated basis. As a result, pro forma sales, earnings from operations, net earnings and net earnings per share have not been presented. However, the Company’s Consolidated Statement of Earnings for fiscal years 2008, 2007 and 2006 include the results of operations of the acquired companies described above since the effective dates of their respective purchases.

Contingent Consideration Arrangements.    The Company is, from time to time, obligated to pay additional cash purchase price amounts in the event that certain financial or operational milestones are met by acquired businesses. As of October 3, 2008, up to a maximum of $43.9 million could be payable through April 2011 under contingent consideration arrangements relating to acquired businesses. Amounts subject to these arrangements can be earned over the respective measurement period, depending on the performance of the acquired business relative to certain financial and/or operational targets.

The following table summarizes contingent consideration arrangements as of October 3, 2008:

Acquired Business	Remaining Amount Available (maximum)	Measurement Period	Measurement Period End Date
	(in millions)
PL International Ltd.	$15.3	3 years	December 2008
IonSpec Corporation	14.0	3 years	April 2009
Oxford Diffraction	10.0	3 years	April 2011
Analogix Business	4.0	3 years	December 2010
Other	0.6	2 years	July 2010

Total	$43.9

Note 6.    Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for each of the Company’s reportable segments in fiscal years 2008 and 2007 follow:

	Scientific Instruments	Vacuum Technologies	Total Company
(in thousands)
Balance as of September 29, 2006	$180,597	$966	$181,563
Contingent payments on prior-years acquisitions	4,115	—	4,115
Foreign currency impacts and other adjustments	8,082	—	8,082

Balance as of September 28, 2007	192,794	966	193,760
Fiscal year 2008 acquisitions	29,712	—	29,712
Contingent payments on prior-years acquisitions	4,057	—	4,057
Foreign currency impacts and other adjustments	(9,321)	—	(9,321)

Balance as of October 3, 2008	$217,242	$966	$218,208

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following intangible assets have been recorded and are being amortized by the Company:

	October 3, 2008
	Gross	Accumulated Amortization	Net
(in thousands)
Intangible assets
Existing technology	$16,503	$(9,699)	$6,804
Patents and core technology	40,680	(14,253)	26,427
Trade names and trademarks	2,425	(1,946)	479
Customer lists	13,090	(10,278)	2,812
Other	2,972	(2,522)	450

Total	$75,670	$(38,698)	$36,972

	September 28, 2007
	Gross	Accumulated Amortization	Net
(in thousands)
Intangible assets
Existing technology	$16,611	$(8,235)	$8,376
Patents and core technology	29,908	(10,752)	19,156
Trade names and trademarks	2,458	(1,623)	835
Customer lists	11,866	(9,408)	2,458
Other	3,025	(2,278)	747

Total	$63,868	$(32,296)	$31,572

Actual aggregate amortization expense relating to intangible assets recorded in the three most recent fiscal years as well as estimated amortization expense for the next five fiscal years and thereafter follow:

(in thousands)
Actual amortization expense
Fiscal year 2006	$8,468

Fiscal year 2007	$8,141

Fiscal year 2008	$8,553

Estimated amortization expense
Fiscal year 2009	$7,878
Fiscal year 2010	7,376
Fiscal year 2011	5,150
Fiscal year 2012	4,185
Fiscal year 2013	3,628
Thereafter	8,755

Total	$36,972

Note 7.    Restructuring Costs

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

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables set forth changes in the Company’s aggregate liability relating to all restructuring plans (including the Fiscal Year 2007 Plan described below) during fiscal years 2008, 2007 and 2006 as well as total restructuring expense and other related costs recorded since the inception of those plans:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at September 30, 2005	$1,002	$1,692	$2,694
Charges to expense, net	3	(38)	(35)
Cash payments	(772)	(814)	(1,586)
Foreign currency impacts and other adjustments	—	(22)	(22)

Balance at September 29, 2006	233	818	1,051
Charges to expense, net	2,321	—	2,321
Cash payments	(393)	(127)	(520)
Foreign currency impacts and other adjustments	61	16	77

Balance at September 28, 2007	2,222	707	2,929
Charges to expense, net	1,291	761	2,052
Cash payments	(1,702)	(408)	(2,110)
Foreign currency impacts and other adjustments	29	(16)	13

Balance at October 3, 2008	$1,840	$1,044	$2,884

Total expense since inception of plans
(in millions)
Restructuring expense			$19.7

Other restructuring-related costs (1)			$8.8

(1)	These costs related primarily to employee retention and relocation costs and accelerated depreciation of assets disposed upon the closure of facilities. Of the $8.8 million in other related costs, $3.4 million, $2.0 million and $0.2 million was recorded in fiscal year 2008, 2007 and 2006, respectively.

Fiscal Year 2007 Plan.    During fiscal year 2007, the Company committed to a plan to combine and optimize the development and assembly of most of its nuclear magnetic resonance (“NMR”) and mass spectrometry products, to further centralize related administration and other functions and to reallocate certain resources toward more rapidly growing product lines and geographies. As part of the plan, the Company is creating an information rich detection (“IRD”) center in Walnut Creek, California, where NMR operations currently located in Palo Alto, California are being integrated with mass spectrometry operations already located in Walnut Creek. The Company is investing in a new 45,000 square foot building and a substantial remodel of an existing building there to house the IRD center.

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

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth changes in the Company’s restructuring liability relating to the foregoing plan during fiscal year 2008 and 2007:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at September 29, 2006	$—	$—	$—
Charges to expense, net	2,301	—	2,301
Cash payments	(145)	—	(145)
Foreign currency impacts and other adjustments	66	—	66

Balance at September 28, 2007	2,222	—	2,222
Charges to expense, net	1,291	761	2,052
Cash payments	(1,702)	(252)	(1,954)
Foreign currency impacts and other adjustments	29	42	71

Balance at October 3, 2008	$1,840	$551	$2,391

Total expense since inception of plan
(in millions)
Restructuring expense			$4.4

Other restructuring-related costs			$5.4

The restructuring charges of $2.1 million and $2.3 million recorded during fiscal year 2008 and 2007, respectively related to employee termination benefits and costs associated with the closure of leased facilities. The Company also incurred other restructuring-related costs of $3.4 million and $2.0 million during fiscal year 2008 and 2007, respectively. These costs were related to employee retention costs and facilities-related costs including decommissioning costs and non-cash charges for accelerated depreciation of assets to be disposed upon the closure of facilities.

Note 8.    Warranty and Indemnification Obligations

Product Warranties.    The Company’s products are generally subject to warranties. Liabilities for the estimated future costs of repair or replacement are established and charged to cost of sales at the time the related sale is recognized. The amount of liability to be recorded is based on management’s best estimates of future warranty costs after considering historical and projected product failure rates and product repair costs. Changes in the Company’s estimated liability for product warranty during fiscal years 2008 and 2007 follow:

	Fiscal Year Ended
	October 3, 2008	September 28, 2007
(in thousands)
Beginning balance	$12,454	$11,042
Charges to costs and expenses	22,184	21,167
Acquired warranty liabilities	1,098	—
Warranty expenditures and other adjustments	(21,869)	(19,755)

Ending balance	$13,867	$12,454

Indemnification Obligations.    FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, requires a guarantor to recognize a liability for and/or disclose obligations it has undertaken in relation to the issuance of the guarantee. Under this guidance, arrangements involving indemnification clauses are subject to the disclosure requirements of FIN 45 only.

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

Note 9.    Debt and Credit Facilities

Credit Facilities.    The Company maintains relationships with banks in many countries from whom it sometimes obtains bank guarantees and short-term standby letters of credit. These guarantees and letters of credit relate primarily to advance payments and deposits made to the Company’s subsidiaries by customers for which separate liabilities are recorded in the Consolidated Financial Statements. As of October 3, 2008, a total of $21.2 million of these bank guarantees and letters of credit were outstanding. No amounts had been drawn by beneficiaries under these or any other outstanding guarantees or letters of credit as of that date.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-term Debt.    As of October 3, 2008, the Company had a $18.8 million term loan outstanding with a U.S. financial institution, compared to $25.0 million at September 28, 2007. As of both October 3, 2008 and September 28, 2007, the fixed interest rate on the term loan was 6.7%. The term loan contains certain covenants that limit future borrowings and the payment of cash dividends and require the maintenance of certain levels of working capital and operating results. The Company was in compliance with all restrictive covenants of the term loan agreement at October 3, 2008.

The following table summarizes future principal payments on long-term debt outstanding as of October 3, 2008:

	Fiscal Years						Total
	2009	2010	2011	2012	2013	Thereafter
(in thousands)
Long-term debt (including current portion)	$—	$6,250	$—	$6,250	$—	$6,250	$18,750

Based upon rates currently available to the Company for debt with similar terms and remaining maturities, the carrying amount of long-term debt approximates the estimated fair value.

Note 10.    Operating Lease Commitments

As of October 3, 2008, the Company was committed to minimum rentals for certain facilities and other leased assets under long-term non-cancelable operating leases (net of non-cancelable sublease income) as follows:

(in thousands)
Fiscal Year
2009	$8,602
2010	6,473
2011	3,303
2012	2,040
2013	1,621
Thereafter	3,380

Total	$25,419

Rent expense for fiscal years 2008, 2007 and 2006, was $17.4 million, $16.1 million and $14.9 million, respectively.

Note 11.    Retirement Plans

Certain employees of the Company in the U.S. are eligible to participate in the Company’s sponsored, defined contribution retirement plan. For employee contributions made after certain minimum employment conditions have been met, the Company is obligated to match the participant’s contribution up to 6% of their eligible compensation. Participants are entitled, upon termination or retirement, to receive their account balances, which are held by a third-party trustee. The Company has no defined benefit plans in the U.S. In addition to the U.S. retirement plan, a number of the Company’s non-U.S. subsidiaries have retirement plans for regular full-time employees. Although most of the plans are defined contribution plans, several of them are defined benefit plans. Total expenses for all retirement plans amounted to $13.0 million, $12.5 million and $12.3 million for fiscal years 2008, 2007 and 2006, respectively.

As of September 28, 2007, the Company adopted the provisions of SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS 158 requires an employer to recognize the funded status of defined benefit

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

postretirement plans (other than multiemployer plans) as an asset or liability in its consolidated balance sheet and recognize changes in the funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires the measurement date of the plans funded status to be the same as a company’s fiscal year-end.

Under SFAS 158, the components of the amount recognized in accumulated other comprehensive income at October 3, 2008 and September 28, 2007 were as follows:

	October 3, 2008	September 28, 2007
(in thousands)
Components of accumulated other comprehensive income (before taxes of $261 and $522 in fiscal years 2008 and 2007, respectively)
Prior service costs	$179	$204
Transition assets	(28)	(40)
Net actuarial loss	2,089	2,805
Foreign currency changes and other adjustments	647	—

Total	$2,887	$2,969

The portion of this amount expected to be amortized into net periodic pension cost in fiscal year 2009 is not significant.

Changes in the projected benefit obligation, fair value of plan assets and funded status relating to the Company’s defined benefit pension plans follows:

	Fiscal Year Ended
	October 3, 2008	September 28, 2007	September 29, 2006
(in thousands)
Change in projected benefit obligation
Projected benefit obligation at beginning of fiscal year	$53,333	$52,071	$46,085
Service cost, including plan participant contributions	1,573	1,721	1,680
Interest cost	2,957	2,601	2,138
Actuarial (gain) loss	(5,367)	(6,110)	(150)
Foreign currency changes	(3,749)	4,161	3,047
Benefit payments	(1,094)	(1,111)	(729)

Projected benefit obligation at end of fiscal year	$47,653	$53,333	$52,071

Change in fair value of plan assets and funded status
Fair value of plan assets at beginning of fiscal year	$44,236	$37,279	$31,786
Actual return on plan assets	(2,731)	3,163	2,471
Employer and plan participant contributions	1,762	1,617	1,592
Foreign currency changes	(2,869)	3,288	2,159
Benefit and expense payments	(1,094)	(1,111)	(729)

Fair value of plan assets at end of fiscal year	39,304	44,236	37,279
Projected benefit obligation at end of fiscal year	(47,653)	(53,333)	(52,071)

Projected benefit obligation in excess of fair value of plan assets	(8,349)	(9,097)	(14,792)
Unrecognized prior service cost	—	—	142
Unrecognized net actuarial loss	—	—	10,023

Net accrued benefit cost at end of fiscal year	$(8,349)	$(9,097)	$(4,627)

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additional information pertaining to the Company’s defined benefit pension plans as of the end of fiscal years 2008 and 2007 is outlined below:

	October 3, 2008	September 28, 2007
(dollars in thousands)
Amounts included in the Consolidated Balance Sheet
Other (long-term) assets	$5,241	$3,915
Current liabilities	(22)	(19)
Other (long-term) liabilities	(13,568)	(12,993)

Net accrued benefit cost at end of fiscal year	$(8,349)	$(9,097)

Accumulated benefit obligation for all defined benefit pension plans	$42,974	$48,477

Weighted-average assumptions used to determine benefit obligations
Discount rate	6.0%	5.5%
Rate of compensation increases	3.5%	3.6%

Weighted-average asset allocations by asset category
Equity securities	35%	48%
Debt securities	52	42
Cash	3	2
Real estate	2	1
Other	8	7

Total	100%	100%

Additional information
Increase (decrease) in minimum liability included in other comprehensive income after tax	$965	$(2,504)

Information relating to defined benefit pension plans with an accumulated benefit obligation in excess of the fair value of plan assets follows:

	October 3, 2008	September 28, 2007
(in thousands)
Projected benefit obligation	$37,367	$42,302
Accumulated benefit obligation	$32,688	$37,446
Fair value of plan assets	$23,777	$29,289

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

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the Company’s net periodic pension cost relating to defined benefit pension plans and the weighted-average assumptions used to determine that cost follow:

	October 3, 2008	September 28, 2007	September 29, 2006
(dollars in thousands)
Components of net periodic pension cost
Service cost, net of plan participant contributions	$1,232	$1,387	$1,331
Interest cost	2,957	2,601	2,138
Expected return on plan assets	(2,657)	(2,126)	(1,702)
Amortization of prior service cost and actuarial gains and losses	(3)	460	522

Net periodic pension cost	$1,529	$2,322	$2,289

Weighted-average assumptions used to determine net periodic pension cost
Discount rate	5.5%	4.8%	4.6%
Expected return on plan assets	5.8%	5.4%	5.2%
Rate of compensation increases	3.6%	4.1%	3.9%

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

Employer Contributions.    During the fiscal year ended October 3, 2008, the Company made contributions totaling approximately $1.3 million to its defined benefit pension plans. The Company currently anticipates contributing an additional $1.2 million to its remaining defined benefit pension plans in fiscal year 2009, primarily in the United Kingdom.

Estimated Future Benefit Payments.    As of October 3, 2008, benefit payments, which reflect expected future service (as appropriate), are expected to be as follows:

(in millions)
Fiscal Year
2009	$0.9
2010	$0.9
2011	$1.0
2012	$1.1
2013	$1.3
2014-2018	$8.9

Other Postretirement Benefits.    At the Distribution (described in Note 1), the Company assumed responsibility for certain post-employment and postretirement benefits for active employees of the Company; the responsibility for all others, principally retirees of VAI, remained with VMS, although the

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company is obligated to reimburse VMS for certain costs relating to certain VAI retirees. The Company’s portion of assets and liabilities as well as related expenses for shared post-employment and postretirement benefits have been included in these Consolidated Financial Statements. As of both October 3, 2008 and September 28, 2007, the Company had accrued $0.6 million, respectively, in current liabilities relating to these obligations. The Company also had accrued $5.6 million as of October 3, 2008 and $6.3 million as of September 28, 2007, in other liabilities relating to these obligations.

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

Various uncertainties make it difficult to estimate future costs for certain of these environmental-related activities, specifically external legal expenses, VMS’ internal oversight costs, third-party claims and a former VAI facility where the likelihood and scope of further environmental-related activities are difficult to assess. As of October 3, 2008, it was nonetheless estimated that the Company’s future exposure for these environmental-related costs ranged in the aggregate from $1.2 million to $2.6 million. The time frame over which these costs are expected to be incurred varies with each type of cost, ranging up to approximately 30 years as of October 3, 2008. No amount in the foregoing range of estimated future costs is discounted, and no amount in the range is believed to be more probable of being incurred than any other amount in such range. The Company therefore had an accrual of $1.2 million as of October 3, 2008 for these future environmental-related costs.

Sufficient knowledge has been gained to be able to better estimate other costs for future environmental-related activities. As of October 3, 2008, it was estimated that the Company’s future costs for these environmental-related activities ranged in the aggregate from $2.3 million to $13.1 million. The time frame over which these costs are expected to be incurred varies, ranging up to approximately 30 years as of October 3, 2008. As to each of these ranges of cost estimates, it was determined that a particular amount within the range was a better estimate than any other amount within the range. Together, these amounts totaled $5.8 million at October 3, 2008. Because both the amount and timing of the recurring portion of these costs were reliably determinable, that portion is discounted at 4%, net of inflation. The Company therefore had an accrual of $4.0 million as of October 3, 2008, which represents its best estimate of these future environmental-related costs after discounting estimated recurring future costs. This accrual is in addition to the $1.2 million described in the preceding paragraph.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At October 3, 2008, the Company’s reserve for environmental-related costs, based upon future environmental-related costs estimated by the Company as of that date, was calculated as follows:

	Recurring Costs	Non- Recurring Costs	Total Anticipated Future Cost
(in millions)
Fiscal Year
2009	$0.3	$0.3	$0.6
2010	0.2	0.3	0.5
2011	0.2	0.3	0.5
2012	0.3	0.4	0.7
2013	0.3	0.2	0.5
Thereafter	3.6	0.5	4.1

Total costs	$4.9	$2.0	6.9

Less imputed interest			(1.7)

Reserve amount			5.2
Less current portion			(0.6)

Long-term (included in Other liabilities)			$4.6

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

The Company has not reduced any environmental-related liability in anticipation of recoveries from third parties. However, an insurance company has agreed to pay a portion of certain of VAI’s (now VMS’) future environmental-related costs, for which the Company has an indemnification obligation, and the Company therefore has a long-term receivable of $1.0 million (discounted at 4%, net of inflation) in Other assets as of October 3, 2008, for the Company’s share of that insurance recovery.

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

Note 13.    Stockholders’ Equity

Stock Rights, Stock Plans and Stock Repurchase Programs

On April 2, 1999, stockholders of record of VAI on March 24, 1999 received in the Distribution (described in Note 1) one share of the Company’s common stock for each share of VAI common stock held on April 2, 1999. Each stockholder also received one preferred stock purchase right (“Right”) for each share of common stock distributed, entitling the stockholder to purchase one one-thousandth of a share of

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Participating Preferred Stock, par value $0.01 per share, for $200.00 (subject to adjustment), in the event of certain changes in the Company’s ownership. The Participating Preferred Stock is designed so that each one one-thousandth of a share has economic and voting terms similar to those of one share of common stock. The Rights will expire no later than March 2009. As of October 3, 2008, no Rights were eligible to be exercised and none had been exercised through that date.

Omnibus Stock Plan.    Effective April 2, 1999, the Company adopted the Omnibus Stock Plan (“OSP”) under which shares of common stock can be issued to officers, directors and employees. The OSP has been approved by the Company’s stockholders and is administered by the Compensation Committee of the Company’s Board of Directors. At October 3, 2008, a total of 4,124,000 shares were available for issuance under the OSP.

Employee Stock Purchase Plan.    During fiscal year 2000, the Company’s Board of Directors approved the Employee Stock Purchase Plan (“ESPP”), which was approved by the Company’s stockholders in February 2003. Under the ESPP, eligible Company employees may set aside, through payroll deductions, between 1% and 10% of eligible compensation for purchases of the Company’s common stock. The participants’ purchase price is the lower of 85% of the stock’s market value on the enrollment date or 85% of the stock’s market value on the purchase date. Prior to fiscal year 2006, enrollment dates occurred every six months and purchase dates occurred each quarter. Beginning in fiscal year 2006, the Company reduced the length of each offering period under its ESPP from six months to three months. At October 3, 2008, a total of 188,000 shares were available for issuance under the ESPP.

Stock Repurchase Programs.    In February 2008, the Company’s Board of Directors approved a new stock repurchase program under which the Company was authorized to utilize up to $100 million to repurchase shares of its common stock. This repurchase program is effective through December 31, 2009. During fiscal year 2008, the Company repurchased and retired 1,070,000 shares under this authorization at an aggregate cost of $55.4 million. As of October 3, 2008, the Company had remaining authorization to repurchase $44.6 million of its common stock under this program.

In January 2007, the Company’s Board of Directors approved a stock repurchase program under which the Company is authorized to utilize up to $100 million to repurchase shares of its common stock. This repurchase program was effective through December 31, 2008. During fiscal year 2008, the Company repurchased and retired 876,000 shares under this authorization at an aggregate cost of $50.4 million, which completed this repurchase program. During fiscal year 2007, the Company repurchased and retired 862,000 shares under this authorization at an aggregate cost of $49.6 million.

In November 2005, the Company’s Board of Directors approved a stock repurchase program under which the Company was authorized to utilize up to $100 million to repurchase shares of its common stock. This repurchase program was effective through September 30, 2007. During fiscal year 2007, the Company repurchased and retired 820,000 shares under this authorization at an aggregate cost of $37.0 million, which completed this repurchase program. During fiscal year 2006, the Company repurchased and retired 1,515,000 shares under this authorization at an aggregate cost of $63.0 million.

Other Stock Repurchases.    During fiscal year 2008, the Company repurchased and retired 16,000 shares tendered to it by employees in settlement of employee tax withholding obligations due from those employees upon the vesting of restricted stock.

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

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes stock option activity under the OSP for the periods indicated:

	Shares	Weighted Average Exercise Price	Aggregate Grant Date Fair Value(1)	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in millions)	(in years)	(in millions)
Outstanding at September 30, 2005	3,246	$ 28.80
Granted	538	$ 41.88	$ 7.0
Exercised	(1,225)	$ 24.85
Cancelled or expired	(66)	$ 38.99

Outstanding at September 29, 2006	2,493	$ 33.30		5.4	$ 31.4
Granted	339	$ 46.13	$ 5.0
Exercised	(1,001)	$ 28.12
Cancelled or expired	(48)	$ 41.22

Outstanding at September 28, 2007	1,783	$ 38.43		5.6	$ 44.9
Granted	301	$ 66.71	$ 5.9
Exercised	(410)	$ 35.07
Cancelled or expired	(14)	$ 59.04

Outstanding at October 3, 2008	1,660	$ 44.21		5.7	$ 24.0

Exercisable at October 3, 2008	1,030	$ 38.09		4.6	$ 19.2

(1)	After estimated forfeitures.

The intrinsic value of options exercised in fiscal year 2008, 2007 and 2006 was $11.4 million, $26.2 million and $21.8 million, respectively.

Restricted (Nonvested) Stock.    Under the OSP, the Company also periodically grants restricted (nonvested) common stock to employees. Such grants are valued as of the grant date. These amounts are recognized by the Company as share-based compensation expense ratably over their respective vesting periods, which range from one to three years.

The following table summarizes restricted (nonvested) common stock activity under the OSP for the periods indicated:

	Shares	Weighted Average Grant Date Fair Value	Aggregate Grant Date Fair Value
	(in thousands)		(in millions)
Outstanding at September 30, 2005	25	$ 36.18
Granted	27	$ 42.51	$ 1.2

Outstanding at September 29, 2006	52	$ 39.51
Granted	59	$ 47.83	$ 2.8

Outstanding at September 28, 2007	111	$ 43.92
Granted	46	$ 67.55	$ 3.1
Vested	(52)	$ 43.48

Outstanding at October 3, 2008	105	$ 54.51

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Share-based compensation expense related to restricted (nonvested) common stock was $2.6 million, $2.2 million and $0.6 million in fiscal years 2008, 2007 and 2006, respectively. As of October 3, 2008, there was $2.0 million of total unrecognized compensation expense related to restricted (nonvested) common stock granted under the OSP. This expense is expected to be recognized over a weighted-average period of 0.8 years.

Performance Shares.    During fiscal year 2008, the Company implemented a long-term performance share program. Under this program, vested shares of the Company’s common stock could be granted under the OSP to certain key employees, depending on the Company’s performance relative to pre-determined long-term earnings per share targets.

As of October 3, 2008, targeted performance shares had been awarded for two performance periods, key aspects of which are summarized below:

Performance period	Range of shares issuable	Timing of share issuance (if earned)
Fiscal years 2008 – 2010	0 – 73,000	Fiscal year 2011
Fiscal years 2009 – 2011	0 – 121,800	Fiscal year 2012

Non-Employee Director Stock Units.    Under the terms of the OSP, on the first business day following each annual meeting of the Company’s stockholders, each person then serving as a non-employee director is automatically granted stock units having an initial value of $45,000 beginning in fiscal year 2008 and $25,000 prior to fiscal year 2008. The stock units will vest upon termination of the director’s service on the Board of Directors and will then be satisfied by issuance of shares of the Company’s common stock. Each non-employee director who holds stock units will not have rights as a stockholder with respect to the shares issuable thereunder until such shares are paid out. The stock units are not transferable, except to the non-employee director’s designated beneficiary or estate in the event of his or her death. During fiscal year 2008, the Company granted stock units with an aggregate value of $225,000 to non-employee members of its Board of Directors (of which there were five) and recognized the total value of $225,000 as share-based compensation expense at the time of grant. During fiscal year 2007, the Company granted stock units with an aggregate value of $125,000 to non-employee members of its Board of Directors (of which there were five) and recognized the total value of $125,000 as share-based compensation expense at the time of grant. During fiscal year 2006, the Company granted stock units with an aggregate value of $150,000 to non-employee members of its Board of Directors (of which there were six) and recognized the total value of $150,000 as share-based compensation expense at the time of grant.

Employee Stock Purchase Plan.    Under the ESPP, employees purchased 79,100 shares for $3.9 million, 96,600 shares for $3.8 million and 114,500 shares for $3.6 million, during fiscal years 2008, 2007 and 2006, respectively.

During fiscal year 2008, the weighted-average estimated fair value of the option to purchase a share of the Company’s common stock under the ESPP was $13.88 per share for offering periods during the year. During fiscal year 2007, the weighted-average estimated fair value of the option to purchase a share of the Company’s common stock under the ESPP was $10.87 per share for offering periods during the year. During fiscal year 2006, the weighted-average estimated fair value of the option to purchase a share of the Company’s common stock under the ESPP was $8.24 per share for offering periods during the year.

Share-Based Compensation under SFAS 123(R).    Share-Based Compensation Expense. The Company accounts for share-based awards in accordance with the provisions of SFAS 123(R), Share-Based Payment.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the amount of share-based compensation expense by award type as well as the effect of this expense on income tax expense, net earnings and net earnings per share:

	Fiscal Year Ended
	October 3, 2008	September 28, 2007	September 29, 2006
(in thousands, except per share amounts)
Share-based compensation expense by award type:
Employee and non-employee director stock options	$(5,484)	$(6,653)	$(7,005)
Employee stock purchase plan	(1,048)	(948)	(913)
Restricted (nonvested) stock (1)	(2,916)	(2,220)	(644)
Non-employee director stock units	(225)	(125)	(150)

Total share-based compensation expense (effect on earnings before income taxes)	(9,673)	(9,946)	(8,712)
Effect on income tax expense	2,686	3,622	3,172

Effect on net earnings	$(6,987)	$(6,324)	$(5,540)

(1)	Includes $332,000 in fiscal year 2008 and $128,000 in fiscal year 2007 related to shares granted in connection with the Company’s fiscal year 2007 restructuring plan.

As of October 3, 2008, the unrecorded deferred share-based compensation balance related to stock options was $4.4 million. This amount will be recognized as expense using the straight-line attribution method over an estimated weighted-average amortization period of 1.3 years.

Share-based compensation expense recorded has been included in the Company’s Consolidated Statement of Earnings as follows:

	Fiscal Year Ended
	October 3, 2008	September 28, 2007	September 29, 2006
(in thousands)
Cost of sales	$463	$443	$448
Selling, general and administrative	8,728	8,970	7,723
Research and development	482	533	541

Total	$9,673	$9,946	$8,712

Capitalizable share-based compensation expense relating to inventory or deferred cost of sales (a component of deferred profit) was not significant at October 3, 2008, September 28, 2007 or September 29, 2006.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Valuation Assumptions.    The Company estimates the fair value of stock options granted under the OSP and shares issued under the ESPP using the Black-Scholes option-pricing model, consistent with the provisions of SFAS 123(R), SAB 107 and the Company’s prior-period pro forma disclosures of net earnings, including share-based compensation (determined under a fair value method as prescribed by SFAS 123). The fair value of each option grant under the OSP and each share issuance under the ESPP was estimated on the date of grant using the Black-Scholes model with the following weighted-average assumptions:

	Fiscal Year Ended
	October 3, 2008	September 28, 2007	September 29, 2006
Employee and non-employee director stock options:
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	3.4%	4.6%	4.5%
Expected price volatility	29%	30%	30%
Expected life (in years)	4.5	4.5	4.5

Employee stock purchase plan purchases:
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	2.1%	5.0%	4.5%
Expected price volatility	39%	28%	30%
Expected life (in years)	0.3	0.3	0.3

Option-pricing models require the input of highly subjective assumptions, including the expected forfeiture rate and life of the option and the expected price volatility of the underlying stock. The Company estimates the expected forfeiture and expected life assumptions based on historical experience. In determining the Company’s expected stock price volatility assumption, the Company reviews both the historical and implied volatility of the Company’s common stock, with implied volatility based on the implied volatility of publicly traded options on the Company’s common stock. Unless the volume or maturity of these publicly traded options does not satisfy the conditions to use implied volatility under SAB 107, the Company determines the expected stock price volatility assumption using a combination of historical and implied volatility. The expected stock price volatility assumption for fiscal year 2008 was determined using the historical volatility of the Company’s common stock. For fiscal years 2007 and 2006, the expected stock price volatility assumption was determined using a combination of the historical and implied volatility of the Company’s common stock.

Note 14.    Income Taxes

The sources of earnings before income taxes follow:

	Fiscal Year Ended
	October 3, 2008	September 28, 2007	September 29, 2006
(in thousands)
United States	$(7,359)	$(3,387)	$(7,317)
Foreign	110,078	100,215	81,981

Earnings before income taxes	$102,719	$96,828	$74,664

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income tax expense on earnings consists of the following:

	Fiscal Year Ended
	October 3, 2008	September 28, 2007	September 29, 2006
(in thousands)
Current
U.S. Federal	$(1,670)	$7,730	$5,629
Foreign	39,909	32,728	30,907
State and local	1,157	2,158	958

Total current	39,396	42,616	37,494

Deferred
U.S. Federal	(2,753)	(8,002)	(9,038)
Foreign	(442)	422	(1,872)
State and local	73	(1,824)	(1,989)

Total deferred	(3,122)	(9,404)	(12,899)

Income tax expense	$36,274	$33,212	$24,595

Deferred income tax expense for fiscal year 2008 includes $0.5 million attributable to changes in tax rates.

Deferred tax assets and liabilities are recognized for the temporary differences between the tax basis and reported amounts of assets and liabilities, and tax loss and credit carry-forwards. Their significant components follow:

	October 3, 2008	September 28, 2007
(in thousands)
Assets
Capitalized research and development costs	$22,646	$20,071
Deferred compensation	16,154	15,475
Inventory	12,623	11,898
Deferred profit	3,564	4,938
Product warranty	3,827	3,833
Loss and credit carry-forwards	3,623	1,398
Other	2,434	4,451

Gross deferred tax assets	64,871	62,064
Valuation allowance	(837)	—

Total deferred tax assets	64,034	62,064

Liabilities
Depreciation and amortization	18,782	17,431
Currency translation adjustment	5,406	5,689
Unremitted earnings of foreign subsidiaries	836	—

Total deferred tax liabilities	25,024	23,120

Net deferred tax assets	$39,010	$38,944

As of October 3, 2008, the Company’s foreign manufacturing and sales subsidiaries had accumulated approximately $120.1 million of earnings that have been reinvested in their operations. The Company has not provided U.S. tax on these earnings. Determination of the amount of unrecognized deferred tax liability on such earnings is not practicable.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of October 3, 2008, the Company had a U.S. foreign tax credit carry-forward of approximately $4.2 million that expires in 2019. If realized, $2.5 million of this carry-forward will be accounted for as a credit to stockholders’ equity. The balance of this carry-forward has been recognized as a deferred tax asset.

As of October 3, 2008, the Company had U.S. research and development credit carry-forwards of approximately $1.0 million that begin to expire in 2028 and have been recognized as a deferred tax asset.

As of October 3, 2008, the Company had foreign loss carry-forwards of approximately $3.2 million that have been recognized as deferred tax assets. A full valuation allowance has been provided on $1.4 million of this loss carry-forward. If realized the associated tax benefit will be recorded as a reduction in goodwill. In fiscal year 2006, foreign income tax expense included $0.6 million relating to loss carry-forwards that were recorded as a reduction to goodwill.

The difference between the reported income tax rate on earnings before income taxes and the federal statutory income tax rate is attributable to the following:

	Fiscal Year Ended
	October 3, 2008	September 28, 2007	September 29, 2006
Federal statutory income tax rate	35.0%	35.0%	35.0%
State and local taxes, net of federal benefit	0.8	0.2	(0.9)
Foreign taxes	(2.2)	(0.8)	0.1
Other	1.7	(0.1)	(1.3)

Reported income tax rate	35.3%	34.3%	32.9%

In both fiscal years 2008 and 2007, accumulated other comprehensive income was decreased approximately $0.6 million due to the tax benefit of certain postretirement liabilities recognized during those periods.

Effective September 29, 2007 (the first day of fiscal year 2008), the Company adopted FIN 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No 109, which addresses accounting for, and disclosure of, uncertain tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of the adoption of FIN 48, the Company reduced its liability for unrecognized tax benefits and increased deferred tax assets by $2.4 million and $0.6 million, respectively. These adjustments were aggregated and accounted for as a cumulative effect of a change in accounting principle, which resulted in an increase to retained earnings of $3.0 million. In addition, the Company reclassified certain tax liabilities for unrecognized tax benefits, as well as related potential penalties and interest, from current liabilities to long-term liabilities. The total amount of unrecognized tax benefits excluding interest thereon as of the date of adoption was $6.9 million, substantially all of which would impact the effective tax rate if realized. The Company’s policy to include interest and penalties related to income taxes within income tax expense did not change as a result of implementing FIN 48. As of the date of adoption of FIN 48, the Company had accrued $0.7 million in income taxes payable for the payment of interest and penalties related to unrecognized tax benefits.

At October 3, 2008, the total amount of unrecognized tax benefits excluding interest thereon was $5.9 million, substantially all of which would impact the effective tax rate if realized during the year. The Company accrued $0.2 million and reversed $0.4 million of interest and penalties related to these unrecognized tax benefits during fiscal year 2008. Income taxes payable at October 3, 2008, included accrued interest and penalties of $0.5 million. Although the timing and outcome of income tax audits is highly uncertain, it is possible that certain unrecognized tax benefits could decrease in the next twelve months due to lapse of certain statutes of limitation and result in a reduction in the annual effective tax rate of up to 1%. Any such reduction could be impacted by other changes in unrecognized tax benefits.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the activity related to unrecognized tax benefits:

(in thousands)
Balance at September 29, 2007 (first day of fiscal year 2008)	$6,924
Additions based on tax positions related to the current year	1,501
Expiration of the statute of limitations for the assessment of taxes	(2,514)

Balance at October 3, 2008	$5,911

The Company’s U.S. federal, state and local and foreign income tax returns are subject to audit by relevant tax authorities. During fiscal year 2008, the U.S. Internal Revenue Service closed its examination of the Company’s fiscal year 2003 U.S. federal tax return without assessing additional taxes. The Company’s income tax reporting periods beginning with fiscal year 2005 for the U.S. and fiscal year 2003 for the Company’s major foreign jurisdictions remain generally open to audit by relevant tax authorities.

Note 15.    Net Earnings Per Share

Basic earnings per share are calculated based on net earnings and the weighted-average number of shares of common stock outstanding during the reported period. Diluted earnings per share are calculated similarly, except that the weighted-average number of common shares outstanding during the period is increased by the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. The dilutive effect of potential common stock (including outstanding stock options, ESPP shares, non-employee director stock units and restricted stock) is reflected in diluted earnings per share by application of the treasury stock method, which includes consideration of share-based compensation and the tax benefit thereon as required by SFAS 123(R).

In fiscal years 2008, 2007 and 2006, options to purchase approximately 255,000, 10,000 and 452,000 shares, respectively, were excluded from the calculation of diluted earnings per share as their effect was anti-dilutive.

A reconciliation of weighted-average basic shares outstanding to weighted-average diluted shares outstanding follows:

	Fiscal Year Ended
	October 3, 2008	September 28, 2007	September 29, 2006
(in thousands)
Weighted-average basic shares outstanding	29,620	30,457	30,929
Net effect of dilutive potential common stock	452	547	495

Weighted-average diluted shares outstanding	30,072	31,004	31,424

Note 16.    Industry and Geographic Segments

Industry Segments.    For financial reporting purposes, the Company’s operations are grouped into two business segments: Scientific Instruments and Vacuum Technologies. The Scientific Instruments segment designs, develops, manufactures, markets, sells and services equipment and related software, consumable products, accessories and services for a broad range of life science, environmental, energy, and applied research and other applications requiring identification, quantification and analysis of the composition or structure of liquids, solids or gases. The Vacuum Technologies segment designs, develops, manufactures, markets, sells and services vacuum products and related accessories and services used to create, contain, control, measure and test vacuum environments in a broad range of life science, environmental, energy, and applied research and other applications requiring ultra-clean or high-vacuum environments. These segments were determined in accordance SFAS 131, Disclosures about Segments of an Enterprise and Related Information.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company operates various manufacturing and marketing operations outside of the U.S. In fiscal years 2008, 2007 and 2006, no single country outside of the U.S. accounted for more than 10% of total sales (based on the geographic location of the customer). Except for the United Kingdom, no single country outside the U.S. accounted for more than 10% of total assets in fiscal years 2008, 2007 and 2006. Transactions between geographic areas are accounted for at cost and are not included in sales.

Included in the total of Other international sales are export sales recorded by U.S. entities in fiscal years 2008, 2007 and 2006 of approximately $53 million, $53 million and $62 million, respectively.

Industry Segments

	Total Sales			Pretax Earnings			Identifiable Assets			Capital Expenditures			Depreciation and Amortization
	2008	2007	2006	2008	2007	2006	2008	2007	2006	2008	2007	2006	2008	2007	2006
(in millions)
Scientific Instruments	$839	$762	$686	$81	$79	$60	$695	$631	$610	$21	$16	$18	$25	$25	$23
Vacuum Technologies	174	159	149	34	32	29	57	58	54	3	3	2	4	4	4

Total industry segments	1,013	921	835	115	111	89	752	689	664	24	19	20	29	29	27
General corporate	—	—	—	(13)	(18)	(16)	151	248	198	0	0	0	0	0	0
Impairment of private company equity investment	—	—	—	(3)	—	—	—	—	—	—	—	—	—	—	—
Interest income	—	—	—	6	6	4	—	—	—	—	—	—	—	—	—
Interest expense	—	—	—	(2)	(2)	(2)	—	—	—	—	—	—	—	—	—

Total company	$1,013	$921	$835	$103	$97	$75	$903	$937	$862	$24	$19	$20	$29	$29	$27

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geographic Information

	Sales to Unaffiliated Customers(1)			Intergeographic Sales to Affiliates			Total Sales			Pretax Earnings
	2008	2007	2006	2008	2007	2006	2008	2007	2006	2008	2007	2006
(in millions)
United States	$279	$264	$273	$118	$97	$189	$397	$361	$462	$26	$28	$40
International	734	657	562	357	304	288	1,091	961	850	105	101	68

Total geographic segments	1,013	921	835	475	401	477	1,488	1,322	1,312	131	129	108
Eliminations, corporate and other	—	—	—	(475)	(401)	(477)	(475)	(401)	(477)	(28)	(32)	(33)

Total company	$1,013	$921	$835	$—	$—	$—	$1,013	$921	$835	$103	$97	$75

	Identifiable Assets			Long-Lived Assets(2)
	2008	2007	2006	2008	2007	2006
(in millions)
United States	$462	$551	$515	$67	$70	$72
United Kingdom	112	111	115	12	13	12
Italy (3)	—	—	—	14	15	14
The Netherlands (3)	—	—	—	17	12	11
Other international	329	275	232	15	17	12

Total company	$903	$937	$862	$125	$127	$121

(1)	Sales to unaffiliated customers are generally reported based on the geographic location of the customer. No single customer accounted for more than 10% of sales in any of the fiscal years presented.
(2)	Excludes goodwill, intangible assets and long-term deferred tax assets.
(3)	Identifiable assets amounts are included in Other international amounts as they are not individually material.

Note 17.    Subsequent Events

During the first quarter of fiscal year 2009, the Company committed to a plan to reduce its employee headcount in order to reduce operating costs and increase margins. The plan involves the termination of approximately 35 employees, mostly located in Europe, and will result in pretax restructuring and other related costs totaling between $2.5 million and $3.5 million. These costs will relate primarily to one-time termination benefits. The Company currently anticipates that these costs will be recorded and that the related actions will be substantially completed in the first half of fiscal year 2009. The restructuring costs include no non-cash components and are expected to be settled by the end of fiscal 2011.

SCHEDULE II

VARIAN, INC. AND SUBSIDIARY COMPANIES

VALUATION AND QUALIFYING ACCOUNTS

for fiscal years 2008, 2007 and 2006

(In thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions		Balance at End of Period
			Description	Amount
Allowance for Doubtful Accounts Receivable:

Fiscal year 2008	$1,748	$(138)	Write-offs & adjustments	$358	$1,252

Fiscal year 2007	$1,982	$(167)	Write-offs & adjustments	$67	$1,748

Fiscal year 2006	$1,790	$391	Write-offs & adjustments	$199	$1,982

VARIAN, INC. AND SUBSIDIARY COMPANIES

Quarterly Consolidated Financial Data (Unaudited)

Amounts for each quarterly period in fiscal years 2008 and 2007 follow:

	Fiscal Year 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(in millions, except per share amounts)
Sales	$237.4	$248.2	$244.4	$282.5

Gross profit	$107.3	$112.9	$106.2	$126.1

Net earnings	$17.6	$15.8	$11.4	$21.7

Net earnings per share
Basic	$0.58	$0.53	$0.39	$0.75

Diluted	$0.57	$0.52	$0.38	$0.74

	Fiscal Year 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(in millions, except per share amounts)
Sales	$218.0	$229.9	$227.1	$245.6

Gross profit	$99.7	$105.5	$101.9	$108.4

Net earnings	$15.4	$16.3	$14.5	$17.4

Net earnings per share
Basic	$0.50	$0.54	$0.48	$0.57

Diluted	$0.49	$0.53	$0.47	$0.56

Net earnings per share for the four quarters of each fiscal year may not sum to the total for the fiscal year because of the different number of shares outstanding during each period.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date Filed	Exhibit Number(s)	Filed Herewith
2.1	Amended and Restated Distribution Agreement, dated as of January 14, 1999, among Varian Associates, Inc., Varian Semiconductor Equipment Associates, Inc. and Varian, Inc.	10-Q	May 17, 1999	2.1

3.1	Restated Certificate of Incorporation of Varian, Inc.	10-Q	May 17, 1999	3.1, 3.2

3.2	By-Laws of Varian, Inc.	10-Q	May 17, 1999	3.3

4.1	Specimen Common Stock Certificate.	10/A	March 8, 1999	4.1

4.2	Rights Agreement, dated as of February 18, 1999, between Varian, Inc. and First Chicago Trust Company of New York.	10/A	March 8, 1999	4.2

4.3	First Amendment to Rights Agreement, dated as of November 2, 2001, between Varian, Inc. and First Chicago Trust Company of New York.	8-A/A	November 21, 2001	2

4.4	Second Amendment to Rights Agreement, dated as of May 12, 2004, between Varian, Inc. and EquiServe Trust Company, N.A.	10-Q	May 17, 2004	4.4

10.1	Intellectual Property Agreement, dated as of April 2, 1999, among Varian Associates, Inc., Varian Semiconductor Equipment Associates, Inc. and Varian, Inc.	10-Q	May 17, 1999	10.2

10.2	Varian, Inc. Amended and Restated Note Purchase and Private Shelf Agreement and Assumption dated as of April 2, 1999.	10-Q	May 17, 1999	10.6

10.3	Asset Purchase Agreement, dated as of February 4, 2005, between Varian, Inc. and Jabil Circuit, Inc.	8-K	March 17, 2005	2.1

10.4	Form of Indemnity Agreement between Varian, Inc. and its Directors and Officers.	10-K	December 9, 2004	10.5

10.5*	Varian, Inc. Omnibus Stock Plan, as amended and restated as of November 8, 2007.	8-K	February 1, 2008	10.1

10.6*	Varian, Inc. Management Incentive Plan, as amended and restated as of November 8, 2007.	8-K	November 13, 2007	10.9

10.7*	Varian, Inc. Supplemental Retirement Plan, as amended and restated effective November 13, 2008.				X

10.8*	Varian, Inc. Employee Stock Purchase Plan.	10-Q	May 10, 2000	10.1

10.9*	Form of Nonqualified Stock Option Agreement between Varian, Inc. and Executive Officers (used beginning April 2, 1999 and prior to November 10, 2003).	10-K	December 7, 2006	10.9

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date Filed	Exhibit Number(s)	Filed Herewith
10.10*	Form of Nonqualified Stock Option Agreement between Varian, Inc. and Executive Officers (used beginning November 10, 2003 and prior to November 11, 2004).	10-K	December 7, 2006	10.10

10.11*	Form of Nonqualified Stock Option Agreement between Varian, Inc. and Executive Officers (used beginning November 11, 2004 and prior to December 4, 2006).	10-K	December 7, 2006	10.11

10.12*	Form of Nonqualified Stock Option Agreement between Varian, Inc. and Executive Officers (used beginning December 4, 2006 and prior to November 8, 2007).	10-K	December 7, 2006	10.12

10.13*	Form of Nonqualified Stock Option Agreement between Varian, Inc. and Executive Officers (used beginning November 8, 2007).	8-K	November 13, 2007	10.3

10.14*	Form of Nonqualified Stock Option Agreement between Varian, Inc. and Non-Employee Directors.	10-K	December 9, 2004	10.12

10.15*	Form of Nonqualified Stock Option Agreement between Varian, Inc. and Non-Employee Directors—For New Director/Chairman Grants (used beginning February 1, 2008).	10-Q	May 6, 2008	10.29

10.16*	Form of Nonqualified Stock Option Agreement between Varian, Inc. and Non-Employee Directors—For Annual Director Grants (used beginning February 1, 2008).	10-Q	May 6, 2008	10.30

10.17*	Form of Restricted Stock Agreement between Varian, Inc. and Executive Officers (used prior to December 4, 2006).	10-K	December 7, 2006	10.14

10.18*	Form of Restricted Stock Agreement between Varian, Inc. and Executive Officers (used beginning December 4, 2006 and prior to November 8, 2007).	10-K	December 7, 2006	10.15

10.19*	Form of Restricted Stock Agreement between Varian, Inc. and Executive Officers (used beginning November 8, 2007).	10-Q	February 5, 2008	10.17

10.20*	Form of Performance Share Agreement between Varian, Inc. and Executive Officers (used beginning November 8, 2007).	8-K	November 13, 2007	10.1

10.21*	Form of Performance Share Agreement between Varian, Inc. and Executive Officers (used beginning October 6, 2008).	8-K	September 15, 2008	10.2

10.22*	Form of Stock Unit Agreement between Varian, Inc. and Non-Employee Directors.	10-Q	February 8, 2005	10.23

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date Filed	Exhibit Number(s)	Filed Herewith
10.23*	Change in Control Agreement, as amended and restated as of November 8, 2007, between Varian, Inc. and Garry W. Rogerson.	8-K	November 13, 2007	10.4

10.24*	Change in Control Agreement, as amended and restated as of November 8, 2007, between Varian, Inc. and G. Edward McClammy.	8-K	November 13, 2007	10.5

10.25*	Change in Control Agreement, as amended and restated as of November 8, 2007, between Varian, Inc. and Martin O’Donoghue.	8-K	November 13, 2007	10.6

10.26*	Change in Control Agreement, as amended and restated as of November 8, 2007, between Varian, Inc. and Sergio Piras.	8-K	November 13, 2007	10.7

10.27*	Change in Control Agreement, as amended and restated as of November 8, 2007, between Varian, Inc. and Arthur W. Homan.	8-K	November 13, 2007	10.8

10.28*	Change in Control Agreement, as amended and restated as of November 8, 2007, between Varian, Inc. and Sean M. Wirtjes.	10-K	November 21, 2007	10.25

10.29*	Change in Control Agreement, dated as of September 15, 2008, between Varian, Inc. and Robert W. Dean II.	8-K	September 15, 2008	10.1

10.30*	Change in Control Agreement, dated as of October 6, 2008, between Varian, Inc. and Gordon B. Tredger.				X

10.31*	Description of Compensatory Arrangements between Varian, Inc. and Non-Employee Directors.	8-K	February 1, 2008	10.26

10.32*	Description of Certain Compensatory Arrangements between Varian, Inc. and Executive Officers.	10-K	November 21, 2007	10.27

10.33*	Description of Certain Compensatory Arrangements between Varian S.p.A. and Sergio Piras.	10-Q	February 5, 2008	10.28

18.1	Preferability letter regarding inventory accounting principle change.	10-K	December 7, 2000	18.1

21	Subsidiaries of the Registrant.				X

23	Consent of Independent Registered Public Accounting Firm.				X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date Filed	Exhibit Number(s)	Filed Herewith
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.