Form 10-Q
period 2009-01-02
VARIAN INC
filed 2009-02-11
CIK 1079028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 2, 2009

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

The number of shares of the registrant’s common stock outstanding as of February 6, 2009 was 28,993,962.

VARIAN, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JANUARY 2, 2009

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

VARIAN, INC. AND SUBSIDIARY COMPANIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

(In thousands, except per share amounts)

	Fiscal Quarter Ended
	January 2, 2009	December 28, 2007
Sales
Products	$175,854	$204,175
Services	32,382	33,256

Total sales	208,236	237,431

Cost of sales
Products	94,523	111,157
Services	18,392	18,972

Total cost of sales	112,915	130,129

Gross profit	95,321	107,302

Operating expenses
Selling, general and administrative	60,916	65,980
Research and development	14,514	17,180

Total operating expenses	75,430	83,160

Operating earnings	19,891	24,142
Interest income	587	1,937
Interest expense	(322)	(449)

Earnings before income taxes	20,156	25,630
Income tax expense	7,115	8,046

Net earnings	$13,041	$17,584

Net earnings per share:
Basic	$0.45	$0.58

Diluted	$0.45	$0.57

Shares used in per share calculation:
Basic	28,854	30,330

Diluted	28,950	30,900

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

VARIAN, INC. AND SUBSIDIARY COMPANIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands, except par value amounts)

	January 2, 2009	October 3, 2008
ASSETS
Current assets
Cash and cash equivalents	$116,929	$103,895
Accounts receivable, net	169,815	199,420
Inventories	159,626	161,039
Deferred taxes	33,605	33,618
Prepaid expenses and other current assets	15,112	15,663

Total current assets	495,087	513,635
Property, plant and equipment, net	109,499	110,343
Goodwill	205,513	218,208
Intangible assets, net	31,197	36,972
Other assets	25,035	24,089

Total assets	$866,331	$903,247

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$65,097	$70,923
Deferred profit	11,037	10,957
Accrued liabilities	149,639	167,173

Total current liabilities	225,773	249,053
Long-term debt	18,750	18,750
Deferred taxes	3,923	4,341
Other liabilities	46,912	43,431

Total liabilities	295,358	315,575

Commitments and contingencies (Notes 6, 7, 9, 10, 11, 12, 13, 15 and 19)

Stockholders’ equity
Preferred stock—par value $0.01, authorized—1,000 shares; issued—none	—	—
Common stock—par value $0.01, authorized—99,000 shares; issued and outstanding—28,954 shares at January 2, 2009 and 28,917 shares at October 3, 2008	359,201	356,192
Retained earnings	198,870	186,009
Accumulated other comprehensive income	12,902	45,471

Total stockholders’ equity	570,973	587,672

Total liabilities and stockholders’ equity	$866,331	$903,247

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

VARIAN, INC. AND SUBSIDIARY COMPANIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Fiscal Quarter Ended
	January 2, 2009	December 28, 2007
Cash flows from operating activities
Net earnings	$13,041	$17,584
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	6,843	6,834
Gain on disposition of property, plant and equipment	(27)	(222)
Share-based compensation expense	2,366	1,719
Deferred taxes	113	765
Unrealized gain on currency remeasurement	(6,686)	(329)
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	24,570	13,773
Inventories	(7,942)	(15,152)
Prepaid expenses and other current assets	(107)	272
Other assets	(1,029)	(24)
Accounts payable	(3,618)	(1,372)
Deferred profit	303	(2,254)
Accrued liabilities	(15,619)	(3,319)
Other liabilities	4,723	(1,172)

Net cash provided by operating activities	16,931	17,103

Cash flows from investing activities
Proceeds from sale of property, plant and equipment	5,166	341
Purchase of property, plant and equipment	(6,943)	(3,459)
Purchase of businesses, net of cash acquired	(726)	(9,987)

Net cash used in investing activities	(2,503)	(13,105)

Cash flows from financing activities
Repurchase of common stock	(279)	(15,102)
Issuance of common stock	909	9,518
Excess tax benefit from share-based plans	—	2,390
Transfers to Varian Medical Systems, Inc.	(146)	(212)

Net cash provided by (used in) financing activities	484	(3,406)

Effects of exchange rate changes on cash and cash equivalents	(1,878)	692

Net increase in cash and cash equivalents	13,034	1,284
Cash and cash equivalents at beginning of period	103,895	196,396

Cash and cash equivalents at end of period	$116,929	$197,680

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Unaudited Interim Condensed Consolidated Financial Statements

These unaudited interim condensed consolidated financial statements of Varian, Inc. and its subsidiary companies (collectively, the “Company”) have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The October 3, 2008 balance sheet data was derived from audited financial statements, but does not include all disclosures required in audited financial statements by U.S. GAAP. These unaudited interim condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 2008 filed with the SEC. In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. The results of operations for the fiscal quarter ended January 2, 2009 are not necessarily indicative of the results to be expected for a full year or for any other periods.

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

The Company designs, develops, manufactures, markets, sells and services scientific instruments (including analytical instruments, research products and related software, consumable products, accessories and services) and vacuum products (including related accessories and services). These businesses primarily serve life science, environmental, energy, and applied research and other customers.

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

Fiscal Periods. The Company’s fiscal years reported are the 52- or 53-week periods ending on the Friday nearest September 30. Fiscal year 2009 will comprise the 52-week period ending October 2, 2009, and fiscal year 2008 was comprised of the 53-week period ended October 3, 2008. The fiscal quarters ended January 2, 2009 and December 28, 2007 each comprised 13 weeks.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive Income. A summary of the components of the Company’s comprehensive income follows:

	Fiscal Quarter Ended
	January 2, 2009	December 28, 2007
(in thousands)
Net earnings	$13,041	$17,584
Other comprehensive (loss) income:
Currency translation adjustment	(32,569)	824

Total other comprehensive (loss) income	(32,569)	824

Total comprehensive (loss) income	$(19,528)	$18,408

Note 4.	Fair Value Measurements

Effective October 4, 2008 (the first day of fiscal year 2009), the Company adopted Statement of Financial Accounting Standards No. (“SFAS”) 157, Fair Value Measurements. The Company elected to delay applying SFAS 157 to certain non-recurring nonfinancial assets and nonfinancial liabilities until fiscal year 2010, as permitted by FASB Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No. 157.

On the same date, the Company also adopted SFAS 159, The Fair Value Option for Financial Assets and Liabilities, which permits entities to elect, at specified election dates, to measure eligible financial instruments at fair value. The Company did not elect the fair value option under SFAS 159 for any financial assets and liabilities that were not previously measured at fair value.

Fair Value Hierarchy. SFAS 157 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of inputs that may be used to measure fair value are:

Level 1—Observable inputs that reflect quoted prices for identical assets or liabilities in active markets.

Level 2—Other inputs that are directly or indirectly observable in the marketplace.

Level 3—Unobservable inputs which are supported by little or no market activity.

As of January 2, 2009, the Company did not have any financial liabilities that were measured at fair value on a recurring basis. Financial assets measured at fair value on a recurring basis as of January 2, 2009 were as follow:

	Fair Value Measurements Using Input Type
	Level 1	Level 2	Level 3	Total
(in thousands)
Assets:
Money market funds (cash equivalents)	$25,095	$—	$—	$25,095

Total financial assets	$25,095	$—	$—	$25,095

The fair value of the Company’s money market funds were derived from quoted market prices in active markets and accordingly were classified within Level 1 of the fair value hierarchy.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5.	Balance Sheet Detail

	January 2, 2009	October 3, 2008
(in thousands)
Inventories
Raw materials and parts	$77,966	$77,447
Work in process	22,815	25,091
Finished goods	58,845	58,501

Total	$159,626	$161,039

Note 6.	Forward Exchange Contracts

The Company enters into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations on assets and liabilities denominated in non-functional currencies. Typically, gains and losses on these contracts are substantially offset by transaction losses and gains on the underlying balances being hedged. During the fiscal quarter ended January 2, 2009, net foreign currency losses relating to these arrangements were $1.1 million. During the fiscal quarter ended December 28, 2007, net foreign currency gains relating to these arrangements were $0.3 million.

The Company’s foreign exchange forward contracts generally range from one to 12 months in original maturity. A summary follows of all foreign exchange forward contracts that were outstanding as of January 2, 2009:

	Notional Value Sold	Notional Value Purchased
(in thousands)
Australian dollar	$—	$45,869
Euro	—	32,594
British pound	—	15,238
Japanese yen	3,751	—
Korean won	3,079	—
Brazilian real	1,654	—
Canadian dollar	1,313	—
Mexican peso	—	1,119
Swedish krona	1,050	—
Polish zloty	—	473

Total	$10,847	$95,293

Note 7.	Acquisitions

Contingent Consideration Arrangements. The Company is, from time to time, obligated to pay additional cash purchase price amounts in the event that certain financial or operational milestones are met by acquired businesses. As of January 2, 2009, up to a maximum of $28.1 million could be payable through April 2011 under contingent consideration arrangements relating to acquired businesses. Amounts subject to these arrangements can be earned over the respective measurement period, depending on the performance of the acquired business relative to certain financial and/or operational targets.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes contingent consideration arrangements as of January 2, 2009:

Acquired Company/Business	Remaining Amount Available (maximum)		Measurement Period	Measurement Period End Date
	(in millions	)
IonSpec Corporation	14.0		3 years	April 2009
Oxford Diffraction Limited	10.0		3 years	April 2011
Analogix Business	3.5		3 years	December 2010
Other	0.6		2 years	July 2010

Total	$28.1

During the first quarter of fiscal year 2009, the Company paid $0.5 million in contingent consideration to the seller of the Analogix Business.

Note 8.	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for each of the Company’s reporting segments in the first quarter of fiscal year 2009 were as follow:

	Scientific Instruments	Vacuum Technologies	Total Company
(in thousands)
Balance as of October 3, 2008	$217,242	$966	$218,208
Contingent payments on prior-year acquisitions	500	—	500
Foreign currency impacts and other adjustments	(13,195)	—	(13,195)

Balance as of January 2, 2009	$204,547	$966	$205,513

The following intangible assets have been recorded and are being amortized by the Company:

	January 2, 2009
	Gross	Accumulated Amortization	Net
(in thousands)
Intangible assets
Existing technology	$14,907	$(9,523)	$5,384
Patents and core technology	36,562	(13,826)	22,736
Trade names and trademarks	2,382	(1,982)	400
Customer lists	12,317	(10,046)	2,271
Other	2,905	(2,499)	406

Total	$69,073	$(37,876)	$31,197

	October 3, 2008
	Gross	Accumulated Amortization	Net
(in thousands)
Intangible assets
Existing technology	$16,503	$(9,699)	$6,804
Patents and core technology	40,680	(14,253)	26,427
Trade names and trademarks	2,425	(1,946)	479
Customer lists	13,090	(10,278)	2,812
Other	2,972	(2,522)	450

Total	$75,670	$(38,698)	$36,972

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization expense relating to intangible assets was $2.1 million and $1.9 million during the fiscal quarters ended January 2, 2009 and December 28, 2007, respectively. At January 2, 2009, estimated amortization expense for the remainder of fiscal year 2009 and for each of the five succeeding fiscal years and thereafter follows:

(in thousands)
Estimated amortization expense
Nine months ending October 2, 2009	$5,094
Fiscal year 2010	6,569
Fiscal year 2011	4,658
Fiscal year 2012	3,767
Fiscal year 2013	3,266
Fiscal year 2014	3,117
Thereafter	4,726

Total	$31,197

Note 9.	Restructuring Activities

Summary of Restructuring Plans. The Company has committed to several restructuring plans in order to adjust its organizational structure, improve operational efficiencies and eliminate redundant or excess costs resulting from acquisitions or dispositions during those periods.

The following table sets forth changes in the Company’s aggregate liability relating to all ongoing restructuring plans during the first quarter of fiscal year 2009 as well as total restructuring expense and other related costs recorded since the inception of those plans:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at October 3, 2008	$1,840	$982	$2,822
Charges to expense, net	925	—	925
Cash payments	(601)	(38)	(639)
Foreign currency impacts and other adjustments	47	(56)	(9)

Balance at January 2, 2009	$2,211	$888	$3,099

Total expense since inception of plans
(in millions)
Restructuring expense			$7.1

Other restructuring-related costs (1)			$6.9

(1)	These costs related primarily to employee retention and relocation costs and accelerated depreciation of assets disposed upon the closure of facilities. Of the $6.9 million in other restructuring-related costs, $0.8 million was recorded in the first quarter of fiscal year 2009.

Fiscal Year 2009 First Quarter Plan. During the first quarter of fiscal year 2009, the Company committed to a plan to reduce its employee headcount in order to reduce operating costs and increase margins. The plan

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

involves the termination of approximately 35 employees, mostly located in Europe. The restructuring costs related to this plan primarily consist of one-time termination benefits. This restructuring plan did not involve any non-cash components. Costs relating to restructuring activities recorded under this plan have been included in cost of sales, selling, general and administrative expenses and research and development expenses.

The following table sets forth changes in the Company’s restructuring liability relating to the foregoing plan during the first quarter of fiscal year 2009:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at October 3, 2008	$—	$—	$—
Charges to expense, net	1,312	—	1,312
Cash payments	(601)	—	(601)
Foreign currency impacts and other adjustments	49	—	49

Balance at January 2, 2009	$760	$—	$760

Total expense since inception of plan
(in millions)
Restructuring expense			$1.3

Fiscal Year 2007 Plan. During fiscal year 2007, the Company committed to a plan to combine and optimize the development and assembly of most of its nuclear resonance (“NMR”) and mass spectrometry products, to further centralize related administration and other functions and to reallocate certain resources toward more rapidly growing product lines and geographies. As part of the plan, the Company is creating an information rich detection (“IRD”) center in Walnut Creek, California, where NMR operations are being integrated with mass spectrometry operations already located in Walnut Creek. The Company is investing in a new 45,000 square foot building and a substantial remodel of an existing building there to house the IRD center.

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

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth changes in the Company’s restructuring liability relating to the foregoing plan during the first quarter of fiscal year 2009:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at October 3, 2008	$1,840	$551	$2,391
Reversals of expense, net	(387)	—	(387)
Cash payments	—	(38)	(38)
Foreign currency impacts and other adjustments	(2)	17	15

Balance at January 2, 2009	$1,451	$530	$1,981

Total expense since inception of plans
(in millions)
Restructuring expense			$4.0

Other restructuring-related costs			$6.2

The reversals of restructuring expense of $0.4 million recorded during the fiscal quarter ended January 2, 2009 related to changes in estimates of certain employee termination benefits. The Company also incurred $0.8 million in other restructuring-related costs during the fiscal quarter ended January 2, 2009. These costs were related to employee retention costs and facilities-related costs including decommissioning costs and non-cash charges for accelerated depreciation of assets to be disposed upon the closure of facilities.

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

Changes in the Company’s estimated liability for product warranty during the fiscal quarters ended January 2, 2009 and December 28, 2007 follow:

	Fiscal Quarter Ended
	January 2, 2009	December 28, 2007
(in thousands)
Beginning balance	$13,867	$12,454
Charges to costs and expenses	5,037	4,921
Warranty expenditures and other adjustments	(5,720)	(4,849)

Ending balance	$13,184	$12,526

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

As is customary in the Company’s industry and as provided for in local law in the U.S. and other jurisdictions, many of the Company’s standard contracts provide remedies to customers and other third parties with whom the Company enters into contracts, such as defense, settlement or payment of judgment for intellectual property claims related to the use of its products. From time to time, the Company also agrees to indemnify customers, suppliers, contractors, lessors, lessees and others with whom it enters into contracts, against loss, expense and/or liability arising from various triggering events related to the sale and the use of the Company’s products and services, the use of their goods and services, the use of facilities and other matters covered by such contracts, usually up to a specified maximum amount. In addition, from time to time, the Company also agrees to indemnify these parties against claims related to undiscovered liabilities, additional product liability or environmental obligations. Claims made under such indemnification obligations have been insignificant and the estimated fair value of these indemnification obligations is not considered to be material.

Note 11.	Debt and Credit Facilities

Credit Facilities. The Company maintains relationships with banks in many countries from whom it sometimes obtains bank guarantees and short-term standby letters of credit. These guarantees and letters of credit relate primarily to advance payments and deposits made to the Company’s subsidiaries by customers for which separate liabilities are recorded in the unaudited condensed consolidated financial statements. As of January 2, 2009, a total of $20.5 million of these bank guarantees and letters of credit were outstanding. No amounts had been drawn by beneficiaries under these or any other outstanding guarantees or letters of credit as of that date.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-term Debt. As of both January 2, 2009 and October 3, 2008, the Company had an $18.8 million term loan outstanding with a U.S. financial institution at a fixed interest rate of 6.7%. The term loan contains certain covenants that limit future borrowings and the payment of cash dividends and require the maintenance of certain levels of working capital and operating results. The Company was in compliance with all restrictive covenants of the term loan agreement at January 2, 2009.

The following table summarizes future principal payments on borrowings under long-term debt outstanding as of January 2, 2009:

	Nine Months Ending Oct. 2, 2009	Fiscal Years
		2010	2011	2012	2013	2014	Thereafter	Total
(in thousands)
Long-term debt	$—	$6,250	$—	$6,250	$—	$6,250	$—	$18,750

Based upon rates currently available to the Company for debt with similar terms and remaining maturities, the carrying amount of long-term debt approximates the estimated fair value.

Note 12.	Defined Benefit Retirement Plans

Net Periodic Pension Cost. The components of net periodic pension cost relating to the Company’s defined benefit retirement plans follow:

	Fiscal Quarter Ended
	January 2, 2009	December 28, 2007
(in thousands)
Service cost	$249	$343
Interest cost	705	723
Expected return on plan assets	(570)	(653)
Amortization of prior service cost and actuarial gains and losses	17	—

Net periodic pension cost	$401	$413

Employer Contributions. During the fiscal quarter ended January 2, 2009, the Company made contributions totaling $0.3 million to its defined benefit pension plans. The Company currently anticipates contributing an additional $0.9 million to these plans in the remaining nine months of fiscal year 2009.

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

Various uncertainties make it difficult to estimate future costs for certain of these environmental-related activities, specifically external legal expenses, VMS’ internal oversight costs, third-party claims and a former VAI facility where the likelihood and scope of further environmental-related activities are difficult to assess. As of January 2, 2009, it was nonetheless estimated that the Company’s future exposure for these environmental-related costs ranged in the aggregate from $1.1 million to $2.6 million. The time frame over which these costs are expected to be incurred varies with each type of cost, ranging up to approximately 30 years as of January 2, 2009. No amount in the foregoing range of estimated future costs is discounted, and no amount in the range is believed to be more probable of being incurred than any other amount in such range. The Company therefore had an accrual of $1.1 million as of January 2, 2009 for these future environmental-related costs.

Sufficient knowledge has been gained to be able to better estimate other costs for future environmental-related activities. As of January 2, 2009, it was estimated that the Company’s future costs for these environmental-related activities ranged in the aggregate from $2.2 million to $13.1 million. The time frame over which these costs are expected to be incurred varies, ranging up to approximately 30 years as of January 2, 2009. As to each of these ranges of cost estimates, it was determined that a particular amount within the range was a better estimate than any other amount within the range. Together, these amounts totaled $5.7 million at January 2, 2009. Because both the amount and timing of the recurring portion of these costs were reliably determinable, that portion is discounted at 4%, net of inflation. The Company therefore had an accrual of $4.1 million as of January 2, 2009, which represents its best estimate of these future environmental-related costs after discounting estimated recurring future costs. This accrual is in addition to the $1.1 million described in the preceding paragraph.

The Company has not reduced any environmental-related liability in anticipation of recoveries from third parties. However, an insurance company has agreed to pay a portion of certain of VAI’s (now VMS’) future environmental-related costs, for which the Company has an indemnification obligation, and the Company therefore has a long-term receivable of $1.0 million (discounted at 4%, net of inflation) in Other assets as of January 2, 2009, for the Company’s share of that insurance recovery.

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

Share-Based Compensation Expense. The following table summarizes the amount of share-based compensation expense by award type as well as the effect of this expense on income tax expense and net earnings:

	Fiscal Quarter Ended
	January 2, 2009	December 28, 2007
(in thousands, except per share amounts)
Share-based compensation expense by award type:
Employee and non-employee director stock options	$(1,365)	$(968)
Employee stock purchase plan	(336)	(310)
Restricted (nonvested) stock	(665)	(441)

Total share-based compensation expense (effect on earnings before income taxes)	(2,366)	(1,719)
Effect on income tax expense	773	564

Effect on net earnings	$(1,593)	$(1,155)

Share-based compensation expense included in the preceding table related to restricted (non-vested) stock includes $0.1 million in both the fiscal quarter ended January 2, 2009 and the fiscal quarter ended December 28, 2007, related to restricted stock granted in connection with the Company’s fiscal year 2007 restructuring plan.

Share-based compensation expense has been included in the Company’s unaudited condensed consolidated statement of earnings as follows:

	Fiscal Quarter Ended
	January 2, 2009	December 28, 2007
(in thousands)
Cost of sales	$133	$124
Selling, general and administrative	2,119	1,461
Research and development	114	134

Total	$2,366	$1,719

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

The following table summarizes stock option activity under the OSP for the fiscal quarter ended January 2, 2009:

	Shares	Weighted Average Exercise Price	Aggregate Grant Date Fair Value (1)
	(in thousands)		(in millions)
Outstanding at October 3, 2008	1,660	$44.21
Granted	314	$35.91	$3.4
Exercised	(1)	$9.50
Cancelled or expired	(23)	$43.90

Outstanding at January 2, 2009	1,950	$42.88

(1)	After estimated forfeitures.

As of January 2, 2009, the unrecognized share-based compensation balance related to stock options was $6.6 million. This amount will be recognized as expense using the straight-line attribution method over a weighted-average amortization period of 1.4 years.

Restricted (Nonvested) Stock. Under the OSP, the Company also periodically grants restricted (nonvested) common stock to employees. Such grants are valued as of the grant date. These amounts are recognized by the Company as share-based compensation expense ratably over their respective vesting periods, which range from one to three years.

The following table summarizes restricted (nonvested) common stock activity under the OSP for the fiscal quarter ended January 2, 2009:

	Shares	Weighted Average Grant Date Fair Value	Aggregate Grant Date Fair Value
	(in thousands)		(in millions)
Outstanding and unvested at October 3, 2008	105	$54.51
Granted	17	$35.97	$0.6
Vested (1)	(53)	$49.83
Forfeited	(1)	$55.50

Outstanding and unvested at January 2, 2009	68	$53.50

(1)	Includes shares tendered to the Company by employees in settlement of employee tax withholding obligations.

As of January 2, 2009, there was a total of $1.9 million in unrecognized share-based compensation expense related to restricted stock granted under the OSP. This expense will be recognized over a weighted-average amortization period of 1.4 years.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Stock Purchase Plan. During the fiscal quarters ended January 2, 2009 and December 28, 2007, employees purchased approximately 27,100 shares for $0.9 million and 20,000 shares for $0.9 million, respectively, under the Company’s Employee Stock Purchase Plan (“ESPP”). As of January 2, 2009, a total of approximately 161,000 shares remained available for issuance under the ESPP.

Stock Repurchase Programs. In February 2008, the Company’s Board of Directors approved a stock repurchase program under which the Company is authorized to utilize up to $100 million to repurchase shares of its common stock. This repurchase program is effective through December 31, 2009. During the fiscal quarter ended January 2, 2009, the Company did not repurchase any shares of its common stock under this authorization. As of January 2, 2009, the Company had remaining authorization to repurchase $44.6 million of its common stock under this program.

Other Stock Repurchases. During the fiscal quarter ended January 2, 2009, the Company repurchased and retired 8,000 shares tendered to it by employees in settlement of employee tax withholding obligations due from those employees upon the vesting of restricted stock.

Note 15.	Income Taxes

The Company’s U.S. federal, state and local and foreign income tax returns are subject to audit by relevant tax authorities. Although the timing and outcome of income tax audits is highly uncertain, the Company has reasonably recorded liabilities for associated unrecognized tax benefits. It is possible that certain unrecognized tax benefits could decrease by $1.1 million in the next twelve months due to the lapse of certain statutes of limitation and result in a reduction in income tax expense. Any such reduction could be impacted by other changes in unrecognized tax benefits.

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

For the fiscal quarters ended January 2, 2009 and December 28, 2007, options to purchase 1,790,000 and 256,000 shares, respectively, were excluded from the calculation of diluted earnings per share as their effect was anti-dilutive.

A reconciliation of weighted-average basic shares outstanding to weighted-average diluted shares outstanding follows:

	Fiscal Quarter Ended
	January 2, 2009	December 28, 2007
(in thousands)
Weighted-average basic shares outstanding	28,854	30,330
Net effect of dilutive potential common stock	96	570

Weighted-average diluted shares outstanding	28,950	30,900

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17.	Industry Segments

For financial reporting purposes, the Company’s operations are grouped into two business segments: Scientific Instruments and Vacuum Technologies. The Scientific Instruments segment designs, develops, manufactures, markets, sells and services equipment and related software, consumable products, accessories and services for a broad range of life science, environmental, energy, and applied research and other applications requiring identification, quantification and analysis of the composition or structure of liquids, solids or gases. The Vacuum Technologies segment designs, develops, manufactures, markets, sells and services vacuum products and related accessories and services used to create, contain, control, measure and test vacuum environments in a broad range of life science, industrial and other applications requiring ultra-clean or high-vacuum environments. These segments were determined in accordance with SFAS 131, Disclosures about Segments of an Enterprise and Related Information.

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

	Sales		Pretax Earnings
	Fiscal Quarter Ended		Fiscal Quarter Ended
	January 2, 2009	December 28, 2007	January 2, 2009	December 28, 2007
(in millions)
Scientific Instruments	$171.8	$197.0	$16.4	$19.8
Vacuum Technologies	36.4	40.4	7.0	7.7

Total industry segments	208.2	237.4	23.4	27.5
General corporate	—	—	(3.6)	(3.4)
Interest income	—	—	0.6	1.9
Interest expense	—	—	(0.3)	(0.4)

Total	$208.2	$237.4	$20.1	$25.6

Note 18.	Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB issued FSP 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted SFAS 157 effective October 4, 2008 with the exception of the application of the statement to nonrecurring nonfinancial assets and nonfinancial liabilities (see Note 4). The Company does not expect the adoption of the provisions deferred by FSP 157-2 to have a material impact on its financial condition or results of operations.

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations, (“SFAS 141(R)”). SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

method be used for all business combinations but also provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also requires the recognition of assets acquired and liabilities assumed arising from contingencies, the capitalization of in-process research and development at fair value, and the expensing of acquisition-related costs as incurred. SFAS 141(R) also requires that certain tax contingencies and adjustments to valuation allowances related to business combinations, which previously were adjusted to goodwill, must be adjusted to income tax expense, regardless of the date of the original business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company does not expect its adoption in the first quarter of fiscal year 2010 to have a material impact on the Company’s financial condition or results of operations. However, in the event that the Company completes acquisitions subsequent to its adoption of SFAS 141(R), the application of its provisions will likely have a material impact on the Company’s results of operations, although the Company is not currently able to estimate that impact.

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

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives and strategies of derivative instruments and hedging activities, the method of accounting for such instruments under SFAS 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on the Company’s financial condition and results of operations. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The Company does not expect the adoption of SFAS 161 to have a material impact on its financial condition or results of operations.

In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets, and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), Business Combinations, and other accounting literature. FSP 142-3 is effective for fiscal years beginning after December 15, 2008, and must be applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. Given that FSP 142-3 applies to intangible assets acquired after the effective date, the Company does not expect its adoption to have a material impact on its financial condition or results of operations.

In December 2008, the FASB issued FSP 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. FSP 132(R)-1 amends SFAS 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This FSP is effective for fiscal years ending after December 15, 2009. The Company does not expect the adoption of FSP 132(R)-1 to have a material impact on its financial condition or results of operations.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 19.	Subsequent Event

During the second quarter of fiscal year 2009, the Company committed to a plan to reduce its cost structure, primarily through headcount reductions, due to continuing uncertainty in the global economic environment. The plan primarily involved the elimination of approximately 240 regular employee and 80 temporary positions (primarily in North America and Europe and, to a lesser extent, Asia Pacific and Latin America) in both the Scientific Instruments and Vacuum Technologies segments. In addition, the plan included the closure of one small R&D/manufacturing facility in North America (Lake Forest, California) and two sales offices in Europe (Sweden and Switzerland).

Restructuring and other related costs expected to be incurred in connection with this plan are currently estimated to be between $8.5 million and $10.5 million, of which between $8.0 million and $9.5 million is expected to impact the Scientific Instruments segment and between $0.5 million and $1.0 million is expected to impact the Vacuum Technologies segment. The restructuring costs are expected to include one-time termination benefits for employees whose positions are being eliminated of between $7.5 million and $9.0 million and lease termination costs of between $0.1 million and $0.2 million (including future lease payments on vacated facilities). Other restructuring-related costs are expected to include employee retention and relocation costs of between $0.3 million and $1.0 million and facility-related relocation costs and accelerated depreciation of fixed assets to be disposed upon the closure of facilities of between $0.1 million and $0.3 million. These costs will be recorded and included in cost of sales, selling, general and administrative expenses and research and development expenses.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution Regarding Forward-Looking Statements

Throughout this Report, and particularly in this Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations, there are forward-looking statements that are based upon our current expectations, estimates and projections and that reflect our beliefs and assumptions based upon information available to us at the date of this Report. In some cases, you can identify these statements by words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” and other similar terms. These forward-looking statements include (but are not limited to) those relating to the timing and amount of anticipated restructuring and other related costs and related cost savings as well as anticipated capital expenditures in fiscal year 2009.

We caution investors that forward-looking statements are only our current expectations about future events. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict. Our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements. Some of the important factors that could cause our results to differ are discussed in Item 1A—Risk Factors in our Annual Report on Form 10-K for the fiscal year ended October 3, 2008. We encourage you to read that section carefully.

Other risks and uncertainties that could cause actual results to differ materially from those in our forward-looking statements include, but are not limited to, the following: when and how quickly global economic conditions improve, and whether conditions worsen before they improve, whether we will succeed in new product development, release, commercialization, performance and acceptance; whether we can achieve continued growth in sales for life science, environmental, energy and/or applied research and other applications; whether we can achieve sales growth in Europe, North America, Asia Pacific and/or Latin America; risks arising from the timing of shipments, installations and the recognition of revenues on certain research products, including nuclear magnetic resonance (“NMR”) spectroscopy systems, magnetic resonance (“MR”) imaging systems and fourier transform mass spectrometry (“FTMS”) systems and superconducting magnets; the impact of shifting product mix on profit margins; competitive products and pricing; economic conditions in our various product and geographic markets; whether we will see continued and timely delivery of key raw materials and components by suppliers; foreign currency fluctuations that could adversely impact revenue growth and/or earnings; whether we will see continued investment in capital equipment, in particular given the global liquidity and credit crisis; whether we will see reduced demand from customers that operate in cyclical industries; whether the global liquidity and credit crisis will impact the collectability of accounts receivable from our customers; the impact of any delay or reduction in government funding for research; our ability to successfully evaluate, negotiate and integrate acquisitions, in particular given the greater difficulty to borrow in the current credit environment; the actual costs, timing and benefits of restructuring activities (such as the employee reductions and other actions announced on January 16, 2009 and our Northern California operations consolidation) and other efficiency improvement activities (such as our global procurement, lower-cost manufacturing and outsourcing initiatives); variability in our effective income tax rate (due to factors including the timing and amount of discrete tax events and changes to unrecognized tax benefits); the timing and amount of share-based compensation; and other risks detailed from time to time in our filings with the U.S. Securities and Exchange Commission (the “SEC”). We undertake no special obligation to update any forward-looking statements, whether in response to new information, future events or otherwise.

Results of Operations

First Quarter of Fiscal Year 2009 Compared to First Quarter of Fiscal Year 2008

Segment Results

For financial reporting purposes, our operations are grouped into two reportable business segments: Scientific Instruments and Vacuum Technologies. The following table presents comparisons of our sales and operating earnings for each of those segments and in total for the first quarter of fiscal years 2009 and 2008:

	Fiscal Quarter Ended				Increase (Decrease)
	January 2, 2009		December 28, 2007
	$	% of Sales	$	% of Sales	$	%
(dollars in millions)
Sales by Segment:
Scientific Instruments	$171.8	82.5%	$197.0	83.0%	$(25.2)	(12.8)%
Vacuum Technologies	36.4	17.5	40.4	17.0	(4.0)	(9.9)

Total company	$208.2	100.0%	$237.4	100.0%	$(29.2)	(12.3)%

Operating Earnings by Segment:
Scientific Instruments	$16.4	9.6%	$19.8	10.1%	$(3.4)	(17.1)%
Vacuum Technologies	7.1	19.3	7.7	19.1	(0.6)	(9.0)

Total segments	23.5	11.3	27.5	11.6	(4.0)	(14.8)
General corporate	(3.6)	(1.7)	(3.4)	(1.4)	(0.2)	(5.2)

Total company	$19.9	9.6%	$24.1	10.2%	$(4.2)	(17.6)%

Scientific Instruments. The decrease in Scientific Instruments sales was primarily attributable to lower sales volume of our research products (in particular, NMR and imaging systems), products for traditional energy and raw material applications, and the negative impact of the stronger U.S. dollar on reported revenues. The timing of research products sales is often impacted by factors such as laboratory readiness and access to customer sites, duration of installations and availability of key components and installation personnel. The lower volume of research product sales in the first quarter of fiscal year 2009 was primarily due to delays due to some of these factors, compounded by the shorter working month and customer shutdowns in December 2008. Sales from businesses acquired in fiscal year 2008 positively impacted reported sales by approximately 2%.

Scientific Instruments operating earnings for the first quarter of fiscal year 2009 included acquisition-related intangible amortization of $2.1 million and restructuring and other related costs of $1.6 million. In comparison, Scientific Instruments operating earnings for the first quarter of fiscal year 2008 included acquisition-related intangible amortization of $1.8 million, amortization of $0.5 million related to inventory written up to fair value primarily in connection with the acquisition of IonSpec Corporation (“IonSpec”) and restructuring and other related costs of $2.0 million. Excluding the impact of these items, operating earnings decreased as a percentage of sales due to the negative impact of lower sales volume, partially offset by the positive impact of efficiency improvements implemented in recent years and the stronger U.S. dollar (which was unfavorable to reported sales but favorable to reported operating margins).

Vacuum Technologies. The decrease in Vacuum Technologies sales was driven by lower sales volume of products for industrial applications and by the negative impact of the stronger U.S. dollar on reported revenues.

Vacuum Technologies operating earnings for the first quarter of fiscal year 2009 included the impact of restructuring and other related costs of $0.1 million. Excluding the impact of this item, the increase in Vacuum

Technologies operating earnings as a percentage of sales was primarily due to the positive impact of efficiency improvements implemented in recent years and the stronger U.S. dollar, partially offset by the negative impact of lower sales volume.

Consolidated Results

The following table presents comparisons of our sales and other selected consolidated financial results for the first quarter of fiscal years 2009 and 2008:

	Fiscal Quarter Ended				Increase (Decrease)
	January 2, 2009		December 28, 2007
	$	% of Sales	$	% of Sales	$	%
(dollars in millions, except per share data)
Sales:	$208.2	100.0%	$237.4	100.0%	$(29.2)	(12.3)%

Gross profit	95.3	45.8	107.3	45.2	(12.0)	(11.2)

Operating expenses:
Selling, general and administrative	60.9	29.2	66.0	27.8%	(5.1)	(7.7)
Research and development	14.5	7.0	17.2	7.2	(2.7)	(15.5)

Total operating expenses	75.4	36.2	83.2	35.0	(7.8)	(9.3)

Operating earnings	19.9	9.6	24.1	10.2	(4.2)	(17.6)
Interest income	0.5	0.3	1.9	0.8	(1.4)	(69.7)
Interest expense	(0.3)	(0.2)	(0.4)	(0.2)	0.1	28.5
Income tax expense	(7.1)	(3.4)	(8.0)	(3.4)	0.9	11.6

Net earnings	$13.0	6.3%	$17.6	7.4%	$(4.6)	(25.8)%

Net earnings per diluted share	$0.45		$0.57		$(0.12)

Sales. As discussed under the heading Segment Results above, sales by our Scientific Instruments and Vacuum Technologies segments in the first quarter of fiscal year 2009 decreased by 12.8% and 9.9%, respectively, compared to the prior-year quarter. On a consolidated basis, sales declined 12.3% in the first quarter of fiscal year 2009. This decrease was primarily due to lower sales of research products, but also reflects a decline in the sales volume of certain vacuum and analytical products. Reported sales were also negatively impacted by the stronger U.S. dollar, which strengthened approximately 5% on a weighted-average basis compared to currencies in which we sell products and services. Sales from businesses acquired in fiscal year 2008 positively impacted reported sales by approximately 2%.

For geographic reporting purposes, we use four regions—North America (excluding Mexico), Europe (including the Middle East and Africa), Asia Pacific (including India) and Latin America (including Mexico). Sales by geographic region in the first quarters of fiscal years 2009 and 2008 were as follows:

	Fiscal Quarter Ended				Increase (Decrease)
	January 2, 2009		December 28, 2007
	$	% of Sales	$	% of Sales	$	%
(dollars in millions)
Geographic Region
North America	$65.2	31.3%	$80.6	34.0%	$(15.4)	(19.2)%
Europe	83.9	40.3	96.2	40.5	(12.3)	(12.8)
Asia Pacific	47.1	22.6	47.8	20.1	(0.7)	(1.4)
Latin America	12.0	5.8	12.8	5.4	(0.8)	(6.1)

Total company	$208.2	100.0%	$237.4	100.0%	$(29.2)	(12.3)%

The decrease in sales in North America was primarily attributable to lower Scientific Instruments sales (in particular, sales of research products) and, to a lesser extent, lower Vacuum Technologies sales. Reported sales outside North America were unfavorably impacted by the strengthening of the U.S. dollar compared to the first quarter of fiscal year 2008. The decrease in sales in Europe was also attributable to lower sales volume of both Scientific Instruments and Vacuum Technologies products. Sales volume in Asia Pacific decreased slightly due to lower Vacuum Technologies sales, while sales volume in Latin America decreased slightly due to lower Scientific Instruments sales.

The sales decrease in North America was more pronounced compared to the prior-year quarter due to the timing of sales of certain low-volume, high-selling price research products. We do not consider this to be indicative of any particular trend for magnet-based products as a whole, but rather to be reflective of the variability in results that these low-volume, high-selling price magnet-based products can create.

Gross Profit. Gross profit for the first quarter of fiscal year 2009 reflects the impact of $1.6 million in amortization expense relating to acquisition-related intangible assets and $0.9 million in restructuring and other related costs. In comparison, gross profit for the first quarter of fiscal year 2008 reflects the impact of $1.4 million in amortization expense relating to acquisition-related intangible assets, amortization of $0.5 million related to inventory written up to fair value primarily in connection with the IonSpec acquisition and $0.5 million in restructuring and other related costs. Excluding the impact of these items, the increase in gross profit as a percentage of sales was primarily the result of the stronger U.S. dollar (which was favorable to reported gross profit margins but unfavorable to reported sales) and the positive impact of efficiency improvements (such as those resulting from lower-cost manufacturing and outsourcing initiatives, global procurement initiatives, and facility relocations/closures) implemented in recent years.

Selling, General and Administrative. Selling, general and administrative expenses for the first quarter of fiscal year 2009 included $0.5 million in amortization expense relating to acquisition-related intangible assets and $0.6 million in restructuring and other related costs. In comparison, selling, general and administrative expenses for the first quarter of fiscal year 2008 included $0.4 million in amortization expense relating to acquisition-related intangible assets and $1.2 million in restructuring and other related costs. Excluding the impact of these items, the increase in selling, general and administrative expenses as a percentage of sales was primarily due to the negative impact of lower sales volume, partially offset by the favorable impact of the stronger U.S. dollar and the cost savings achieved from restructuring activities implemented in recent years.

Research and Development. Research and development expenses for the first quarter of fiscal year 2009 reflect the impact of restructuring and other related costs of $0.2 million. In comparison, research and development expenses for the first quarter of fiscal year 2008 reflect the impact of restructuring and other related costs of $0.3 million. Excluding the impact of these items, the decrease in research and development expenses as a percentage of sales was primarily due to the stronger U.S. dollar and lower costs associated with new product introductions compared to the first quarter of fiscal year 2008.

Restructuring Activities. We have committed to several restructuring plans in order to adjust our organizational structure, improve operational efficiencies, eliminate redundant or excess costs resulting from acquisitions or dispositions during those periods, and to otherwise reduce our costs. From the respective inception dates of these plans through January 2, 2009, we have incurred a total of $7.1 million in restructuring expense and a total of $6.9 million in other costs related directly to those plans (comprised primarily of employee retention and relocation costs and accelerated depreciation of assets disposed upon the closure of facilities). During the first quarter of fiscal year 2009, there was no significant activity under these plans except for the fiscal year 2007 plan and the fiscal year 2009 first quarter plan as described below.

Fiscal Year 2007 Plan. During the third quarter of fiscal year 2007, we committed to a plan to combine and optimize the development and assembly of most of our nuclear magnetic resonance (“NMR”) and mass spectrometry products, to further centralize related administration and other functions and to reallocate certain resources toward more rapidly growing product lines and geographies. As part of the plan, we are creating an information rich detection (“IRD”) center in Walnut Creek, California, where NMR operations are being integrated with mass spectrometry operations already located in Walnut Creek. Merging our IRD talent base into this single location will capitalize on our strength in NMR and mass spectrometry and enhance our ability to develop innovative IRD solutions that are more powerful, complementary, routine and user-friendly. Underscoring our commitment to IRD and the benefits that a combined location and organization will provide, we are investing in a new 45,000 square foot building and a substantial remodel of an existing building there to house the IRD center.

As a result of the plan, a number of employee positions have been or will be relocated or eliminated and certain facilities have been, or will be, consolidated. These actions primarily impact the Scientific Instruments segment and involve the elimination of between approximately 40 and 60 positions. We expect these activities to be completed during fiscal year 2009.

Restructuring and other related costs associated with this plan include one-time employee termination benefits, employee retention payments, costs to relocate facilities (including decommissioning costs, moving costs and temporary facility/storage costs), accelerated depreciation of fixed assets to be disposed as a result of facilities actions and lease termination costs.

The following table sets forth changes in our restructuring liability relating to the foregoing plan during the first quarter of fiscal year 2009 as well as total restructuring expense and other restructuring-related costs recorded since the inception of the plan:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at October 3, 2008	$1,840	$551	$2,391
Reversals of expense, net	(387)	—	(387)
Cash payments	—	(38)	(38)
Foreign currency impacts and other adjustments	(2)	17	15

Balance at January 2, 2009	$1,451	$530	$1,981

Total expense since inception of plan
(in millions)
Restructuring expense			$4.0

Other restructuring-related costs			$6.2

The reversals of restructuring expense of $0.4 million recorded during the first quarter of fiscal year 2009 related to changes in estimates relating to certain employee termination benefits. We also incurred $0.8 million in other restructuring-related costs during the quarter, which were comprised of $0.6 million in employee retention costs and $0.2 million in facilities-related costs including decommissioning costs and a non-cash charge for accelerated depreciation of assets to be disposed upon the closure of facilities.

Fiscal Year 2009 First Quarter Plan. During the first quarter of fiscal year 2009, we committed to a plan to reduce our employee headcount in order to reduce operating costs and increase margins. The plan involves the termination of approximately 35 employees, mostly located in Europe. The restructuring costs related to this plan primarily consist of one-time termination benefits which are expected to be settled by the end of fiscal year 2011. This restructuring plan did not involve any non-cash components. Costs relating to restructuring activities recorded under this plan have been included in cost of sales, selling, general and administrative expenses and research and development expenses.

The following table sets forth changes in our restructuring liability relating to the foregoing plan during the first quarter of fiscal year 2009:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at October 3, 2008	$—	$—	$—
Charges to expense, net	1,312	—	1,312
Cash payments	(601)	—	(601)
Foreign currency impacts and other adjustments	49	—	49

Balance at January 2, 2009	$760	$—	$760

Total expense since inception of plan
(in millions)
Restructuring expense			$1.3

Fiscal Year 2009 Second Quarter Plan (Subsequent Event). During the second quarter of fiscal year 2009, we committed to a separate plan to reduce our cost structure, primarily through headcount reductions, due to continuing uncertainties in the global economic environment. The plan primarily involves the elimination of approximately 240 regular employees (primarily in North America and Europe and to a lesser extent Asia Pacific and Latin America) and 80 temporary positions in both the Scientific Instruments and Vacuum Technologies segments. In addition, the plan includes the closure of one small R&D/manufacturing facility in North America (Lake Forest, California) and two sales offices in Europe (Sweden and Switzerland).

Restructuring and other related costs expected to be incurred in connection with this plan are currently estimated to be between $8.5 million and $10.5 million, of which between $8.0 million and $9.5 million is expected to impact the Scientific Instruments segment and between $0.5 million and $1.0 million is expected to impact the Vacuum Technologies segment. The restructuring costs are expected to include one-time termination benefits for employees whose positions are being eliminated of between $7.5 million and $9.0 million and lease termination costs of between $0.1 million and $0.2 million (including future lease payments on vacated facilities). Other restructuring-related costs are expected to include employee retention and relocation costs of between $0.3 million and $1.0 million and facility-related relocation costs and accelerated depreciation of fixed assets to be disposed upon the closure of facilities of between $0.1 million and $0.3 million. These costs will be recorded and included in cost of sales, selling, general and administrative expenses and research and development expenses.

Most of these costs are expected to be recorded and settled during fiscal year 2009, although certain one-time termination benefits are expected to be settled in fiscal year 2010. Non-cash costs are not expected to be material under the plan.

Restructuring Cost Savings. The following table sets forth the estimated annual cost savings for each plan, when they were initiated, as well as where those cost savings were expected to be realized:

Restructuring Plan	Estimated Annual Cost Savings

Fiscal Year 2007 Plan (Scientific Instruments - to combine and optimize the development and assembly on certain products and to centralize functions and reallocate resources to rapidly growing product lines)

$3 million - $5 million
Fiscal Year 2009 First Quarter Plan (Scientific Instruments - to reduce headcount and operating costs and increase operating margins)	$2 million - $3 million
Fiscal Year 2009 Second Quarter Plan (Scientific Instruments and Vacuum Technologies - to reduce its cost structure, primarily through headcount reduction)	$20 million - $24 million

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

Interest Income. The decrease in interest income was primarily due to lower average invested cash balances and lower rates of interest on those balances during the first quarter of fiscal year 2009 compared to the first quarter of fiscal year 2008.

Income Tax Expense. The effective income tax rate was 35.3% for the first quarter of fiscal year 2009, compared to 31.4% for the first quarter of fiscal year 2008. The lower effective income tax rate in the first quarter of fiscal year 2008 was primarily due to the release of $1.5 million in tax reserves resulting from the positive outcome of tax uncertainties during that period.

Net Earnings. Net earnings for the first quarter of fiscal year 2009 reflect the after-tax impacts of $2.1 million in pre-tax acquisition-related intangible amortization and $1.7 million in pre-tax restructuring and other related costs. Net earnings for the first quarter of fiscal year 2008 reflect the after-tax impacts of $1.8 million in acquisition-related intangible amortization, $0.5 million in amortization related to inventory written up to fair value in connection with the acquisition of IonSpec and $2.0 million in restructuring and other related costs. Excluding the after-tax impact of these items, the decrease in net earnings in the first quarter of fiscal year 2009 was primarily attributable to the negative impact of lower sales volume.

Outlook

We believe that we are well-positioned from an earnings and cash flow standpoint, with a broad portfolio of products and applications, a global distribution network, recurring revenues from after-sales consumable products and services, a reduced cost structure and, if they hold, improved currency exchange rates relative to the U.S. dollar. However, we are operating in difficult global economic conditions and are facing unprecedented economic uncertainties that make it difficult for us to project our near-term results of operations. We experienced a year-over-year decline in customer orders at the end of our first quarter of fiscal year 2009, which weakness continued to a lesser extent through the first month of the second quarter of fiscal year 2009. Given this order weakness and global economic conditions, our results in the first quarter of fiscal year 2009 might not be indicative of our future results. These conditions could worsen and have an adverse effect on our financial position, results of operations and/or cash flows.

Liquidity and Capital Resources

We generated $16.9 million of cash from operating activities in the first quarter of fiscal year 2009, compared to $17.1 million generated in the first quarter of fiscal year 2008. Despite lower net earnings and higher payments related to payroll-related accruals in the first quarter of fiscal year 2009, operating cash flows were comparable to the prior-year quarter due primarily to the favorable impact of increased cash collections (from higher prior-quarter revenues) and reduced inventory purchases (to align with current-quarter revenue levels).

We used $2.5 million of cash for investing activities in the first quarter of fiscal year 2009, which compares to $13.1 million used for investing activities in the first quarter of fiscal year 2008. In October 2008, we entered into an agreement with VMS under which we agreed to surrender to them the sublease for our facility in Palo Alto, California in exchange for $21.0 million. We received a $5.0 million non-refundable first surrender payment under this agreement in the first quarter of fiscal year 2009 and will receive the remaining $16.0 million when we fully surrender the facility in the third quarter of fiscal year 2010. During the first quarter of fiscal year 2009, we also made investments totaling $6.9 million related to property, plant and equipment, which primarily related to the construction of our new IRD facility in Walnut Creek, California. Cash used for investing activities in the first quarter of fiscal year 2008 consisted primarily of consideration for the acquisition of the Analogix Business in November 2007.

We generated $0.5 million of cash from financing activities in the first quarter of fiscal year 2009, which compares to $3.4 million used for financing activities in the first quarter of fiscal year 2008. Cash used for financing activities in the first quarter of fiscal year 2008 was higher primarily as a result of higher expenditures to repurchase and retire common stock (such expenditures were made in the period as a result of an effort to utilize excess cash to reduce the number of outstanding common shares), partially offset by higher proceeds from the issuance of common stock (due to higher stock option exercise volume).

We maintain relationships with banks in many countries from whom we sometimes obtain bank guarantees and short-term standby letters of credit. These guarantees and letters of credit relate primarily to advance payments and deposits made to our subsidiaries by customers for which separate liabilities are recorded in the unaudited condensed consolidated financial statements. As of January 2, 2009, a total of $20.5 million of these bank guarantees and letters of credit were outstanding. No amounts had been drawn by beneficiaries under these or any other outstanding guarantees or letters of credit as of that date.

As of both January 2, 2009 and October 3, 2008, we had an $18.8 million term loan outstanding with a U.S. financial institution at a fixed interest rate of 6.7%. The term loan contains certain covenants that limit future borrowings and the payment of cash dividends and require the maintenance of certain levels of working capital and operating results. We were in compliance with all restrictive covenants of the term loan agreement at January 2, 2009.

In connection with certain acquisitions, we have accrued a portion of the purchase price that has been retained to secure the sellers’ indemnification obligations. As of January 2, 2009 we had retained an aggregate of $1.6 million, which will become payable (net of any indemnification claims) between April and November 2009.

As of January 2, 2009, we had several outstanding contingent consideration arrangements relating to acquired businesses. Amounts subject to these arrangements can be earned over the respective measurement period, depending on the performance of the acquired business relative to certain financial and/or operational targets.

The following table summarizes contingent consideration arrangements as of January 2, 2009:

Acquired Company/ Business	Remaining Amount Available (maximum)	Measurement Period	Measurement Period End Date
	(in millions)
IonSpec Corporation	14.0	3 years	April 2009
Oxford Diffraction Limited	10.0	3 years	April 2011
Analogix Business	3.5	3 years	December 2010
Other	0.6	2 years	July 2010

Total	$28.1

During the first quarter of fiscal year 2009, we paid $0.5 million in contingent consideration to the seller of the Analogix Business.

The Distribution Agreement provides that we are responsible for certain litigation to which VAI was a party, and further provides that we will indemnify VMS and VSEA for one-third of the costs, expenses and other liabilities relating to certain discontinued, former and corporate operations of VAI, including certain environmental liabilities (see Note 13 of the Notes to the Unaudited Condensed Consolidated Financial Statements).

As of January 2, 2009, we had cancelable commitments to a contractor for capital expenditures totaling approximately $12.1 million relating to the construction of our IRD center in Walnut Creek, California. In the event that these commitments are canceled for reasons other than the contractor’s default, we may be responsible for reimbursement of actual costs incurred by the contractor. We had no material non-cancelable commitments for capital expenditures as of January 2, 2009. In the aggregate, we currently anticipate that our capital expenditures will be approximately 2.5% to 3.0% of sales for fiscal year 2009.

As discussed above under the heading Restructuring Activities, in April 2007, we committed to a plan to combine and optimize the development and assembly of most of our NMR and mass spectrometry products, to further centralize related administration and other functions and to reallocate certain resources toward more rapidly growing product lines and geographies. In connection with this plan, we expect to make capital expenditures of up to $30.7 million, of which $15.1 million has been spent through January 2, 2009. These capital expenditures began in the fourth quarter of fiscal year 2007 and will continue through fiscal year 2009.

In connection with all of our restructuring plans, including the fiscal year 2009 second quarter plan, we expect to make cash payments for restructuring and other related costs totaling between approximately $10 million and $14 million during fiscal year 2009, of which $1.0 million was paid during the first quarter of fiscal year 2009.

In February 2008, our Board of Directors approved a stock repurchase program under which we are authorized to utilize up to $100 million to repurchase shares of our common stock. This repurchase program is effective through December 31, 2009. During the first quarter of fiscal year 2009, we did not purchase any shares under this authorization. As of January 2, 2009, we had remaining authorization to repurchase $44.6 million of our common stock under this repurchase program.

Our liquidity is affected by many other factors, some based on the normal ongoing operations of our business and others related to external economic conditions. Our liquidity has not been materially affected by the recent deterioration in the global financial markets or global economic conditions in general. However, this deterioration has adversely impacted the availability of credit to us as well as to our customers and suppliers.

We have no material exposure to market risk for changes in interest rates or investment valuations. Our outstanding debt carries a fixed interest rate, and we invest our excess cash primarily in depository accounts and money market funds at various financial institutions. While we have not historically needed to borrow to support working capital or capital expenditure requirements, there is no assurance that we might not need to borrow to support these requirements given global economic conditions. This could also adversely affect our ability to complete acquisitions and repurchase our common stock.

We nonetheless believe that cash generated from operations, together with our current cash and cash equivalents balances and current borrowing capability, will be sufficient to satisfy our cash requirements for the next 12 months. There can be no assurance, however, that our business will continue to generate cash flows at current levels or that credit will be available to us if and when needed. Future operating performance and our ability to obtain credit will be subject to future economic conditions and to financial, business and other factors.

Contractual Obligations and Other Commercial Commitments

The following table summarizes the amount and estimated timing of future cash expenditures relating to principal and interest payments on outstanding long-term debt, minimum rentals due for certain facilities and other leased assets under long-term, non-cancelable operating leases and other long-term liabilities as of January 2, 2009:

	Nine Months Ending Oct. 2, 2009	Fiscal Years						Total
		2010	2011	2012	2013	2014	Thereafter
(in thousands)
Operating leases	$6,967	$7,204	$3,987	$2,373	$3,262	$—	$1,899	$25,692
Long-term debt	—	6,250	—	6,250	—	6,250	—	18,750
Interest on long-term debt	942	1,152	838	733	419	314	—	4,398
Other long-term liabilities	2,461	8,611	3,626	3,010	2,728	2,619	23,857	46,912

Total	$7,909	$25,678	$8,451	$12,366	$6,409	$9,183	$25,756	$95,752

As of January 2, 2009, we did not have any off-balance sheet commercial commitments that could result in a significant cash outflow upon the occurrence of some contingent event, except for contingent payments of up to a maximum of $28.1 million related to acquisitions as discussed under Liquidity and Capital Resources above, the specific amounts of which are not currently determinable.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB issued FSP 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We adopted SFAS 157 effective October 4, 2008 with the exception of the application of the statement to nonrecurring nonfinancial assets and nonfinancial liabilities (see Note 4). We do not expect the adoption of the provisions deferred by FSP 157-2 to have a material impact on our financial condition or results of operations.

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations, (“SFAS 141(R)”). SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations but also provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also requires the recognition of assets acquired and liabilities assumed arising from contingencies, the capitalization of in-process research and development at fair value, and the expensing of acquisition-related costs as incurred. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. We do not expect its adoption in the first quarter of fiscal year 2010 to have a material impact on our financial condition or results of operations. However, in the event that we complete acquisitions subsequent to our adoption of SFAS 141(R), the application of its provisions will likely have a material impact on our results of operations, although we are not currently able to estimate that impact.

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

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives and strategies of derivative instruments and hedging activities, the method of accounting for such instruments under SFAS 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial condition and results of operations. SFAS 161 is effective for fiscal years beginning after November 15, 2008. We do not expect the adoption of SFAS 161 to have a material impact on our financial condition or results of operations.

In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets, and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), Business Combinations, and other accounting literature. FSP 142-3 is effective for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. Given that FSP 142-3 applies to intangible assets acquired after the effective date, we do not expect its adoption to have a material impact on our financial condition or results of operations.

In December 2008, the FASB issued FSP 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. FSP 132(R)-1 amends SFAS 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This FSP is effective for fiscal years ending after December 15, 2009. We do not expect the adoption of FSP 132(R)-1 to have a material impact on our financial condition or results of operations.

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

At January 2, 2009, there were no outstanding forward contracts designated as cash flow hedges of forecasted transactions. During the first quarter of fiscal year 2009, no foreign exchange gains or losses from cash flow hedge ineffectiveness were recognized.

Our foreign exchange forward contracts generally range from one to 12 months in original maturity. A summary of all foreign exchange forward contracts that were outstanding as of January 2, 2009 follows:

	Notional Value Sold	Notional Value Purchased
(in thousands)
Australian dollar	$—	$45,869
Euro	—	32,594
British pound	—	15,238
Japanese yen	3,751	—
Korean won	3,079	—
Brazilian real	1,654	—
Canadian dollar	1,313	—
Mexican peso	—	1,119
Swedish krona	1,050	—
Polish zloty	—	473

Total	$10,847	$95,293

Interest Rate Risk. We have no material exposure to market risk for changes in interest rates. We invest any excess cash primarily in depository accounts and money market funds, and changes in interest rates would not be material to our financial condition or results of operations. We enter into debt obligations principally to support general corporate purposes, including working capital requirements, capital expenditures and acquisitions. At January 2, 2009, our debt obligations had fixed interest rates.

Based upon rates currently available to us for debt with similar terms and remaining maturities, the carrying amounts of long-term debt approximate their estimated fair values. Although payments under certain of our operating leases for our facilities are tied to market indices, we are not exposed to material interest rate risk associated with our operating leases.

Debt Obligations.

Principal Amounts and Related Weighted-Average Interest Rates By Year of Maturity

	Nine Months Ending Oct. 2,	Fiscal Years
	2009	2010	2011	2012	2013	2014	Thereafter	Total
(in thousands)
Long-term debt	$—	$6,250	$—	$6,250	$—	$6,250	$—	$18,750
Average interest rate	—%	6.7%	—%	6.7%	—%	6.7%	—%	6.7%

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

For our defined benefit pension plans, we make assumptions regarding several variables including the expected long-term rate of return on plan assets and the discount rate in order to determine defined benefit pension plan expense for the year. This expense is referred to as “net periodic pension cost.” We assess the expected long-term rate of return on plan assets and discount rate assumption for each defined benefit plan based on relevant market conditions as prescribed by SFAS 87 and make adjustments to the assumptions as appropriate. On an annual basis, we analyze the rates of return on plan assets and discount rates used and determine that these rates are reasonable. For rates of return, this analysis is based on a review of the nature of the underlying assets, the allocation of those assets and their historical performance and expectations relative to relevant markets in the countries where the related plans are effective. Historically, our assumed asset allocations have not varied significantly from the actual allocations. Discount rates are based on the prevailing market long-term interest rates in the countries where the related plans are effective. As of October 3, 2008, the estimated long-term rate of return on our defined benefit pension plan assets ranged from 0.8% to 7.1% (weighted-average of 5.8%), and the assumed discount rate for our defined benefit pension plan obligations ranged from 2.0% to 6.1% (weighted-average of 6.0%).

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

Disclosure Controls and Procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our Chief Executive Officer and the Chief Financial Officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q (for the period ended January 2, 2009), our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the first quarter of our fiscal year 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1A.	Risk Factors

See Item 1A—Risk Factors presented in our Annual Report on Form 10-K for the fiscal year ended October 3, 2008, which we encourage you to carefully consider.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) During the fiscal quarter ended January 2, 2009, the Company repurchased and retired 8,000 shares tendered to it by employees in settlement of employee tax withholding obligations due from those employees upon the vesting of restricted stock.

Item 6.	Exhibits

(a) Exhibits.

		Incorporated by Reference			Filed Herewith
Exhibit No.	Exhibit Description	Form	Date	Exhibit Number

10.31*	Description of Compensatory Arrangements between Varian, Inc. and Non-Employee Director				X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Director compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARIAN, INC. (Registrant)

Date: February 11, 2009	By:	/S/ G. EDWARD MCCLAMMY
G. Edward McClammy Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)