Form 10-Q
period 2009-04-03
VARIAN INC
filed 2009-05-12
CIK 1079028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2009

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

(650) 213-8000

(Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding as of May 7, 2009 was 28,826,381.

VARIAN, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED APRIL 3, 2009

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

VARIAN, INC. AND SUBSIDIARY COMPANIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

(In thousands, except per share amounts)

	Fiscal Quarter Ended		Six Months Ended
	April 3, 2009	March 28, 2008	April 3, 2009	March 28, 2008
Sales
Products	$172,613	$214,648	$348,467	$418,823
Services	32,813	33,517	65,195	66,773

Total sales	205,426	248,165	413,662	485,596

Cost of sales
Products	97,436	115,953	191,959	227,110
Services	18,466	19,336	36,858	38,308

Total cost of sales	115,902	135,289	228,817	265,418

Gross profit	89,524	112,876	184,845	220,178

Operating expenses
Selling, general and administrative	59,278	67,603	120,194	133,583
Research and development	14,745	18,190	29,259	35,370

Total operating expenses	74,023	85,793	149,453	168,953

Operating earnings	15,501	27,083	35,392	51,225
Impairment of private company equity investment (Note 15)	—	(3,018)	—	(3,018)
Interest income	338	1,751	925	3,688
Interest expense	(335)	(435)	(657)	(884)

Earnings before income taxes	15,504	25,381	35,660	51,011
Income tax expense	5,318	9,594	12,433	17,640

Net earnings	$10,186	$15,787	$23,227	$33,371

Net earnings per share:
Basic	$0.35	$0.53	$0.81	$1.11

Diluted	$0.35	$0.52	$0.80	$1.09

Shares used in per share calculation:
Basic	28,853	29,830	28,853	30,080

Diluted	28,952	30,243	28,963	30,598

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

VARIAN, INC. AND SUBSIDIARY COMPANIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands, except par value amounts)

	April 3, 2009	October 3, 2008
ASSETS
Current assets
Cash and cash equivalents	$130,505	$103,895
Accounts receivable, net	156,694	199,420
Inventories	146,963	161,039
Deferred taxes	33,132	33,618
Prepaid expenses and other current assets	14,239	15,663

Total current assets	481,533	513,635
Property, plant and equipment, net	111,064	110,343
Goodwill	203,573	218,208
Intangible assets, net	29,511	36,972
Other assets	23,899	24,089

Total assets	$849,580	$903,247

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$57,924	$70,923
Deferred profit	12,252	10,957
Accrued liabilities	148,662	167,173

Total current liabilities	218,838	249,053
Long-term debt	18,750	18,750
Deferred taxes	3,320	4,341
Other liabilities	42,869	43,431

Total liabilities	283,777	315,575

Commitments and contingencies (Notes 6, 7, 9, 10, 11, 12, 13 and 16)

Stockholders’ equity
Preferred stock—par value $0.01, authorized—1,000 shares; issued—none	—	—
Common stock—par value $0.01, authorized—99,000 shares; issued and outstanding—28,778 shares at April 3, 2009 and 28,917 shares at October 3, 2008	358,274	356,192
Retained earnings	206,115	186,009
Accumulated other comprehensive income	1,414	45,471

Total stockholders’ equity	565,803	587,672

Total liabilities and stockholders’ equity	$849,580	$903,247

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

VARIAN, INC. AND SUBSIDIARY COMPANIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Six Months Ended
	April 3, 2009	March 28, 2008
Cash flows from operating activities
Net earnings	$23,227	$33,371
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	13,371	13,279
Gain on disposition of property, plant and equipment	(4)	(298)
Impairment of private company equity investment	—	3,018
Share-based compensation expense	4,311	4,822
Deferred taxes	(655)	(1,656)
Unrealized (gain) loss on currency remeasurement	(6,363)	642
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	32,119	(1,732)
Inventories	1,182	(23,718)
Prepaid expenses and other current assets	229	(992)
Other assets	(1,148)	(35)
Accounts payable	(9,394)	3,287
Deferred profit	1,548	(4,474)
Accrued liabilities	(6,900)	3,813
Other liabilities	(1,013)	405

Net cash provided by operating activities	50,510	29,732

Cash flows from investing activities
Proceeds from sale of property, plant and equipment	5,246	787
Purchase of property, plant and equipment	(15,137)	(9,208)
Acquisitions, net of cash acquired	(2,247)	(15,209)
Private company equity investments	—	(18)

Net cash used in investing activities	(12,138)	(23,648)

Cash flows from financing activities
Repurchase of common stock	(7,475)	(71,523)
Issuance of common stock	2,315	13,233
Excess tax benefit from share-based plans	—	2,963
Transfers to Varian Medical Systems, Inc.	(365)	(422)

Net cash used in financing activities	(5,525)	(55,749)

Effects of exchange rate changes on cash and cash equivalents	(6,237)	10,692

Net increase (decrease) in cash and cash equivalents	26,610	(38,973)
Cash and cash equivalents at beginning of period	103,895	196,396

Cash and cash equivalents at end of period	$130,505	$157,423

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Unaudited Interim Condensed Consolidated Financial Statements

These unaudited interim condensed consolidated financial statements of Varian, Inc. and its subsidiary companies (collectively, the “Company”) have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The October 3, 2008 balance sheet data was derived from audited financial statements, but does not include all disclosures required in audited financial statements by U.S. GAAP. These unaudited interim condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 2008 filed with the SEC. In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. The results of operations for the six months ended April 3, 2009 are not necessarily indicative of the results to be expected for a full year or for any other periods.

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

The Company designs, develops, manufactures, markets, sells and services scientific instruments (including analytical instruments, research products and related software, consumable products, accessories and services) and vacuum products (including related accessories and services). The Company primarily serves life science, environmental, energy, and applied research and other customers.

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

Fiscal Periods. The Company’s fiscal years reported are the 52- or 53-week periods ending on the Friday nearest September 30. Fiscal year 2009 will comprise the 52-week period ending October 2, 2009, and fiscal year 2008 was comprised of the 53-week period ended October 3, 2008. The fiscal quarters and six months ended April 3, 2009 and March 28, 2008 each comprised 13 weeks and 26 weeks, respectively.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive Income. A summary of the components of the Company’s comprehensive (loss) income follows:

	Fiscal Quarter Ended		Six Months Ended
	April 3, 2009	March 28, 2008	April 3, 2009	March 28, 2008
(in thousands)
Net earnings	$10,186	$15,787	$23,227	$33,371
Other comprehensive (loss) income:
Currency translation adjustment	(13,684)	27,583	(46,253)	28,407
Reduction in minimum liability due to curtailment of defined benefit pension plan, net of tax of ($854)	2,196	—	2,196	—

Total other comprehensive (loss) income	(11,488)	27,583	(44,057)	28,407

Total comprehensive (loss) income	$(1,302)	$43,370	$(20,830)	$61,778

Note 4.	Fair Value Measurements

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

On the same date, the Company also adopted SFAS 159, The Fair Value Option for Financial Assets and Liabilities, which permits entities to elect, at specified election dates, to measure eligible financial instruments at fair value. Since its adoption of SFAS 159, the Company has not elected the fair value option for any financial assets or liabilities that were not previously measured at fair value.

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

As of April 3, 2009, the Company did not have any financial liabilities that were measured at fair value on a recurring basis. Financial assets measured at fair value on a recurring basis as of April 3, 2009 were as follow:

	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(in thousands)
Financial Assets:
Money market funds (cash equivalents)	$38,361	$—	$—	$38,361

Total financial assets	$38,361	$—	$—	$38,361

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5.	Balance Sheet Detail

	April 3, 2009	October 3, 2008
(in thousands)
Inventories
Raw materials and parts	$69,432	$77,447
Work in process	24,039	25,091
Finished goods	53,492	58,501

Total	$146,963	$161,039

Note 6.	Forward Exchange Contracts

Effective January 3, 2009 (the first day of the second quarter of fiscal year 2009), the Company adopted SFAS 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement 133. The adoption of SFAS 161 had no financial impact on the Company’s primary financial statements as it only required additional footnote disclosures. The Company has applied the requirements of SFAS 161 on a prospective basis. Accordingly, disclosures related to interim periods prior to the date of adoption have not been presented.

The Company enters into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations on the Company’s legal entities’ monetary assets and liabilities denominated in currencies other than their functional currencies. These foreign currency exposures mainly arise from intercompany transactions involving the Company’s various foreign subsidiaries and business units. The Company does not designate its forward exchange contracts as hedging instruments, and these contracts do not qualify for hedge accounting treatment under SFAS 133, Accounting for Derivative Instruments and Hedging Activities.

The Company’s forward exchange contracts generally have maturities of one month or less and are closed out and rolled over into new contracts at the end of each monthly reporting period. Consequently, the fair value of these contracts has historically not been significant at the end of each reporting period. Typically, realized gains and losses on forward exchange contracts, which arise as a result of closing out the contracts at the end of each reporting period, are substantially offset by revaluation losses and gains on the underlying balances denominated in non-functional currencies. However, an inaccurate forecast of foreign currency assets or liabilities, coupled with a currency movement, would result in a gain or loss on a net basis. Gains and losses on forward exchange contracts and from revaluation of the underlying balances are recognized in the Unaudited Condensed Consolidated Statement of Earnings in selling, general and administrative expenses.

During the fiscal quarter and six months ended April 3, 2009, the Company recognized a net foreign currency gain of $0.2 million and a net foreign currency loss of $0.9 million, respectively. During the fiscal quarter and six months ended March 28, 2008, the Company recognized net foreign currency gains of $0.6 million and $0.9 million, respectively.

Other than foreign exchange forward contracts, the Company has no other freestanding or embedded derivative instruments, although the Company may use other derivative instruments in the future. The Company has not entered into forward exchange contracts for speculative or trading purposes.

As of April 3, 2009, the Company had foreign exchange forward contracts to purchase the U.S. dollar equivalent of $78.4 million and to sell the U.S. dollar equivalent of $11.8 million in various foreign currencies.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7.	Acquisitions

Contingent Consideration Arrangements. The Company is, from time to time, obligated to pay additional cash purchase price amounts in the event that certain financial or operational milestones are met by acquired businesses. As of April 3, 2009, up to a maximum of $10.3 million could be payable through April 2011 under contingent consideration arrangements relating to acquired businesses. Amounts subject to these arrangements can be earned over the respective measurement period, depending on the performance of the acquired business relative to certain financial and/or operational targets.

The following table summarizes outstanding contingent consideration arrangements as of April 3, 2009:

Acquired Company/Business	Remaining Amount Available (maximum)	Measurement Period	Measurement Period End Date
	(in millions)
Oxford Diffraction Limited	7.0	3 years	April 2011
Analogix Business	2.7	3 years	December 2010
Other	0.6	2 years	July 2010

Total	$10.3

Note 8.	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for each of the Company’s reporting segments in the first six months of fiscal year 2009 were as follow:

	Scientific Instruments	Vacuum Technologies	Total Company
(in thousands)
Balance as of October 3, 2008	$217,242	$966	$218,208
Contingent payments on prior-year acquisitions	1,591	—	1,591
Foreign currency impacts and other adjustments	(16,226)	—	(16,226)

Balance as of April 3, 2009	$202,607	$966	$203,573

As required by SFAS 142, Goodwill and Other Intangible Assets, the Company performs an annual goodwill impairment assessment. This assessment is performed in the second quarter of each fiscal year. During the fiscal quarter ended April 3, 2009, the Company completed its annual impairment test and determined that there was no impairment of goodwill.

The following intangible assets have been recorded and are being amortized by the Company:

	April 3, 2009
	Gross	Accumulated Amortization	Net
(in thousands)
Intangible assets
Existing technology	$14,855	$(9,921)	$4,934
Patents and core technology	36,589	(14,756)	21,833
Trade names and trademarks	2,378	(2,023)	355
Customer lists	12,288	(10,266)	2,022
Other	2,829	(2,462)	367

Total	$68,939	$(39,428)	$29,511

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	October 3, 2008
	Gross	Accumulated Amortization	Net
(in thousands)
Intangible assets
Existing technology	$16,503	$(9,699)	$6,804
Patents and core technology	40,680	(14,253)	26,427
Trade names and trademarks	2,425	(1,946)	479
Customer lists	13,090	(10,278)	2,812
Other	2,972	(2,522)	450

Total	$75,670	$(38,698)	$36,972

Amortization expense relating to intangible assets was $1.8 million and $3.9 million during the fiscal quarter and six months ended April 3, 2009, respectively. Amortization expense relating to intangible assets was $2.0 million and $3.8 million during the fiscal quarter and six months ended March 28, 2008, respectively. As of April 3, 2009, estimated amortization expense for the remainder of fiscal year 2009 and for each of the five succeeding fiscal years and thereafter follows:

(in thousands)
Estimated amortization expense
Six months ending October 2, 2009	$3,304
Fiscal year 2010	6,569
Fiscal year 2011	4,682
Fiscal year 2012	3,795
Fiscal year 2013	3,299
Fiscal year 2014	3,153
Thereafter	4,709

Total	$29,511

Note 9.	Restructuring Activities

Summary of Restructuring Plans. The Company has committed to several restructuring plans in order to improve operational efficiencies, centralize functions, reallocate resources and reduce operating costs.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth changes in the Company’s aggregate liability relating to all ongoing restructuring plans during the first and second quarters of fiscal year 2009 as well as total restructuring expense and other related costs recorded since the inception of those plans:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at October 3, 2008	$1,840	$982	$2,822
Charges to expense, net	925	—	925
Cash payments	(601)	(38)	(639)
Foreign currency impacts and other adjustments	47	(56)	(9)

Balance at January 2, 2009	2,211	888	3,099
Charges to (reversals of) expense, net	6,577	(317)	6,260
Cash payments	(4,560)	(182)	(4,742)
Foreign currency impacts and other adjustments	22	(40)	(18)

Balance at April 3, 2009	$4,250	$349	$4,599

Total expense since inception of plans
(in millions)
Restructuring expense			$13.4

Other restructuring-related costs (1)			$7.7

(1)	These costs related primarily to employee retention and relocation costs and accelerated depreciation of assets disposed upon the closure of facilities. Of the $7.7 million in other restructuring-related costs, $0.7 million and $1.5 million were recorded in the fiscal quarter and six months ended April 3, 2009, respectively.

Fiscal Year 2009 Second Quarter Plan. During the second quarter of fiscal year 2009, the Company committed to a plan to reduce its cost structure, primarily through headcount reductions, due to continuing uncertainty in the global economic environment. The plan primarily involved the elimination of approximately 240 regular employee and 80 temporary positions (primarily in North America and Europe and, to a lesser extent, Asia Pacific and Latin America) in both the Scientific Instruments and Vacuum Technologies segments. In addition, the plan included the closure of one small R&D/manufacturing facility in North America (Lake Forest, California) and two sales offices in Europe (Sweden and Switzerland).

Restructuring and other related costs to be incurred in connection with this plan are currently estimated to be between $8.5 million and $10.5 million, of which between $8.0 million and $9.5 million is expected to impact the Scientific Instruments segment and between $0.5 million and $1.0 million is expected to impact the Vacuum Technologies segment. The restructuring costs include one-time termination benefits for employees whose positions are being eliminated of between $7.5 million and $9.0 million and lease termination costs of between $0.1 million and $0.2 million (including future lease payments on vacated facilities). Other restructuring-related costs include employee retention and relocation costs of between $0.3 million and $1.0 million and facility-related relocation costs and accelerated depreciation of fixed assets to be disposed upon the closure of facilities of between $0.1 million and $0.3 million. These costs are being recorded and included in cost of sales, selling, general and administrative expenses and research and development expenses.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth changes in the Company’s restructuring liability relating to the foregoing plan during the second quarter of fiscal year 2009:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at January 2, 2009	$—	$—	$—
Charges to expense, net	6,353	—	6,353
Cash payments	(3,643)	—	(3,643)
Foreign currency impacts and other adjustments	67	—	67

Balance at April 3, 2009	$2,777	$—	$2,777

Total expense since inception of plan
(in millions)
Restructuring expense			$6.4

Other restructuring-related costs			$0.3

The restructuring expense of $6.4 million recorded during the second quarter of fiscal year 2009 related to employee termination benefits of which $5.7 million impacted the Scientific Instruments segment and $0.7 million impacted the Vacuum Technologies segment. The Company also incurred $0.3 million in other restructuring-related costs during the quarter, which impacted the Scientific Instruments segment and were comprised of $0.1 million in employee-related costs and a $0.2 million non-cash charge for accelerated depreciation of assets to be disposed upon the closure of facilities. Most of these costs are expected to be settled during fiscal year 2009, although certain one-time termination benefits are expected to be settled in fiscal year 2010.

Fiscal Year 2009 First Quarter Plan. During the first quarter of fiscal year 2009, the Company committed to a separate plan to reduce its employee headcount in order to reduce operating costs and increase margins. The plan involves the termination of approximately 35 employees, mostly located in Europe. The restructuring costs related to this plan primarily consist of one-time termination benefits. This restructuring plan did not involve any non-cash components. Costs relating to restructuring activities recorded under this plan have been included in cost of sales, selling, general and administrative expenses and research and development expenses.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth changes in the Company’s restructuring liability relating to the foregoing plan during the first and second quarters of fiscal year 2009:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at October 3, 2008	$—	$—	$—
Charges to expense, net	1,312	—	1,312
Cash payments	(601)	—	(601)
Foreign currency impacts and other adjustments	49	—	49

Balance at January 2, 2009	760	—	760
Charges to expense, net	32	—	32
Cash payments	(527)	—	(527)
Foreign currency impacts and other adjustments	(27)	—	(27)

Balance at April 3, 2009	$238	$—	$238

Total expense since inception of plan
(in millions)
Restructuring expense			$1.3

The restructuring expense of $1.3 million recorded during the first six months of fiscal year 2009 related to employee termination benefits, of which $1.2 million impacted the Scientific Instruments segment and $0.1 million impacted the Vacuum Technologies segment.

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

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth changes in the Company’s restructuring liability relating to the foregoing plan during the first and second quarters of fiscal year 2009:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at October 3, 2008	$1,840	$551	$2,391
Reversals of expense, net	(387)	—	(387)
Cash payments	—	(38)	(38)
Foreign currency impacts and other adjustments	(2)	17	15

Balance at January 2, 2009	1,451	530	1,981
Charges to (reversals of) expense, net	192	(317)	(125)
Cash payments	(390)	(182)	(572)
Foreign currency impacts and other adjustments	(18)	(31)	(49)

Balance at April 3, 2009	$1,235	$—	$1,235

Total expense since inception of plan
(in millions)
Restructuring expense			$3.9

Other restructuring-related costs			$6.7

The net reversals of restructuring expense of $0.1 million and $0.5 million recorded during the fiscal quarter and six months ended April 3, 2009, respectively, related to changes in estimates of certain employee termination benefits and the early cancellation of a lease agreement for a vacated facility. The Company also incurred $0.5 million and $1.2 million in other restructuring-related costs during the fiscal quarter and six months ended April 3, 2009, respectively. These costs were related to employee retention costs and facilities-related costs including decommissioning costs and non-cash charges for accelerated depreciation of assets to be disposed upon the closure of facilities.

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

Changes in the Company’s estimated liability for product warranty during the six months ended April 3, 2009 and March 28, 2008 follow:

	Six Months Ended
	April 3, 2009	March 28, 2008
(in thousands)
Beginning balance	$13,867	$12,454
Charges to costs and expenses	10,876	9,888
Warranty expenditures and other adjustments	(11,429)	(9,367)

Ending balance	$13,314	$12,975

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

Credit Facilities. The Company maintains relationships with banks in many countries from whom it sometimes obtains bank guarantees and short-term standby letters of credit. These guarantees and letters of credit

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

relate primarily to advance payments and deposits made to the Company’s subsidiaries by customers for which separate liabilities are recorded in the unaudited condensed consolidated financial statements. As of April 3, 2009, a total of $18.1 million of these bank guarantees and letters of credit were outstanding. No amounts had been drawn by beneficiaries under these or any other outstanding guarantees or letters of credit as of that date.

Long-term Debt. As of both April 3, 2009 and October 3, 2008, the Company had an $18.8 million term loan outstanding with a U.S. financial institution at a fixed interest rate of 6.7%. The term loan contains certain covenants that limit future borrowings and the payment of cash dividends and require the maintenance of certain levels of working capital and operating results. The Company was in compliance with all restrictive covenants of the term loan agreement at April 3, 2009.

The following table summarizes future principal payments on borrowings under long-term debt outstanding as of April 3, 2009:

	Six Months Ending Oct. 2, 2009	Fiscal Years
		2010	2011	2012	2013	2014	Thereafter	Total
(in thousands)
Long-term debt	$—	$6,250	$—	$6,250	$—	$6,250	$—	$18,750

Based upon rates currently available to the Company for debt with similar terms and remaining maturities, the carrying amount of long-term debt approximates the estimated fair value.

Note 12.	Defined Benefit Retirement Plans

Net Periodic Pension Cost. The components of net periodic pension cost relating to the Company’s defined benefit retirement plans follow:

	Fiscal Quarter Ended		Six Months Ended
	April 3, 2009	March 28, 2008	April 3, 2009	March 28, 2008
(in thousands)
Service cost	$249	$343	$498	$686
Interest cost	705	723	1,410	1,446
Expected return on plan assets	(570)	(653)	(1,140)	(1,306)
Amortization of prior service cost and actuarial gains and losses	17	—	34	—
Curtailment loss recognized	135	—	135	—

Net periodic pension cost	$536	$413	$937	$826

Employer Contributions. During the fiscal quarter and six months ended April 3, 2009, the Company made contributions totaling $0.3 million and $0.6 million to its defined benefit pension plans. The Company currently anticipates contributing an additional $0.1 million to these plans in the remaining six months of fiscal year 2009.

Defined Benefit Pension Plan Curtailment. During the second quarter of fiscal year 2009, the Company ceased future benefit accruals to a defined benefit pension plan in the United Kingdom. In connection with this action, the Company recorded a curtailment loss of $0.1 million during the second quarter of fiscal year 2009.

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

Various uncertainties make it difficult to estimate future costs for certain of these environmental-related activities, specifically external legal expenses, VMS’ internal oversight costs, third-party claims and a former VAI facility where the likelihood and scope of further environmental-related activities are difficult to assess. As of April 3, 2009, it was nonetheless estimated that the Company’s future exposure for these environmental-related costs ranged in the aggregate from $1.1 million to $2.5 million. The time frame over which these costs are expected to be incurred varies with each type of cost, ranging up to approximately 30 years as of April 3, 2009. No amount in the foregoing range of estimated future costs is discounted, and no amount in the range is believed to be more probable of being incurred than any other amount in such range. The Company therefore had an accrual of $1.1 million as of April 3, 2009, for these future environmental-related costs.

Sufficient knowledge has been gained to be able to better estimate other costs for future environmental-related activities. As of April 3, 2009, it was estimated that the Company’s future costs for these environmental-related activities ranged in the aggregate from $2.2 million to $13.0 million. The time frame over which these costs are expected to be incurred varies, ranging up to approximately 30 years as of April 3, 2009. As to each of these ranges of cost estimates, it was determined that a particular amount within the range was a better estimate than any other amount within the range. Together, these amounts totaled $5.7 million at April 3, 2009. Because both the amount and timing of the recurring portion of these costs were reliably determinable, that portion is discounted at 4%, net of inflation. The Company therefore had an accrual of $4.0 million as of April 3, 2009, which represents its best estimate of these future environmental-related costs after discounting estimated recurring future costs. This accrual is in addition to the $1.1 million described in the preceding paragraph.

The Company has not reduced any environmental-related liability in anticipation of recoveries from third parties. However, an insurance company has agreed to pay a portion of certain of VAI’s (now VMS’) future environmental-related costs, for which the Company has an indemnification obligation, and the Company therefore has a long-term receivable of $1.0 million (discounted at 4%, net of inflation) in Other assets as of April 3, 2009, for the Company’s share of that insurance recovery.

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

Stock Rights. On April 2, 1999, stockholders of record of VAI on March 24, 1999 received in the Distribution (described in Note 2) one share of the Company’s common stock for each share of VAI common stock held on April 2, 1999. Each stockholder also received one preferred stock purchase right (“Right”) for each share of common stock distributed, entitling the stockholder to purchase one one-thousandth of a share of Participating Preferred Stock, par value $0.01 per share, for $200.00 (subject to adjustment), in the event of certain changes in the Company’s ownership. The Participating Preferred Stock was designed so that each one one-thousandth of a share had economic and voting terms similar to those of one share of common stock. During the second quarter of fiscal year 2009, the Rights expired. As of April 2, 2009, when the Rights had expired, no Rights were eligible to be exercised and none had been exercised through that date.

Share-Based Compensation Expense. The following table summarizes the amount of share-based compensation expense by award type as well as the effect of this expense on income tax expense and net earnings:

	Fiscal Quarter Ended		Six Months Ended
	April 3, 2009	March 28, 2008	April 3, 2009	March 28, 2008
(in thousands)
Share-based compensation expense by award type:
Employee and non-employee director stock options	$(1,272)	$(1,823)	$(2,637)	$(2,791)
Employee stock purchase plan	(158)	(253)	(494)	(563)
Restricted (nonvested) stock	(290)	(802)	(955)	(1,243)
Non-employee director stock units	(225)	(225)	(225)	(225)

Total share-based compensation expense (effect on earnings before income taxes)	(1,945)	(3,103)	(4,311)	(4,822)
Effect on income tax expense	694	762	1,467	1,326

Effect on net earnings	$(1,251)	$(2,341)	$(2,844)	$(3,496)

Share-based compensation expense included in the preceding table related to restricted (non-vested) stock includes $49,000 and $154,000 in the fiscal quarter and six months ended April 3, 2009, respectively, related to restricted stock granted in connection with the Company’s fiscal year 2007 restructuring plan.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Share-based compensation expense has been included in the Company’s Unaudited Condensed Consolidated Statement of Earnings as follows:

	Fiscal Quarter Ended		Six Months Ended
	April 3, 2009	March 28, 2008	April 3, 2009	March 28, 2008
(in thousands)
Cost of sales	$87	$108	$220	$232
Selling, general and administrative	1,834	2,878	3,953	4,339
Research and development	24	117	138	251

Total	$1,945	$3,103	$4,311	$4,822

Stock Options. Under the Omnibus Stock Plan (“OSP”), the Company periodically grants stock options to officers, directors and employees. The exercise price for stock options granted under the OSP may not be less than 100% of the fair market value at the date of the grant. Options granted are exercisable at the times and on the terms established by the Compensation Committee, but not later than ten years after the date of grant (except in the event of death, after which an option is exercisable for three years). Stock options generally vest in three equal annual installments over three years from the grant date.

The following table summarizes stock option activity under the OSP for the six months ended April 3, 2009:

	Shares	Weighted Average Exercise Price	Aggregate Grant Date Fair Value (1)
	(in thousands)		(in millions)
Outstanding at October 3, 2008	1,660	$44.21
Granted	334	$35.44	$3.6
Exercised	(26)	$9.77
Cancelled or expired	(34)	$44.81

Outstanding at April 3, 2009	1,934	$43.15

(1)	After estimated forfeitures.

As of April 3, 2009, the unrecognized share-based compensation balance related to stock options was $5.4 million. This amount will be recognized as expense using the straight-line attribution method over a weighted-average amortization period of 1.3 years.

Restricted (Nonvested) Stock. Under the OSP, the Company also periodically grants restricted (nonvested) common stock to employees. Such grants are valued as of the grant date. These amounts are recognized by the Company as share-based compensation expense ratably over their respective vesting periods, which range from one to three years.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes restricted (nonvested) common stock activity under the OSP for the six months ended April 3, 2009:

	Shares	Weighted Average Grant Date Fair Value	Aggregate Grant Date Fair Value
	(in thousands)		(in millions)
Outstanding and unvested at October 3, 2008	105	$54.51
Granted (1)	122	$24.20	$3.0
Vested (2)	(56)	$49.13
Forfeited	(3)	$53.56

Outstanding and unvested at April 3, 2009	168	$34.37

(1)	Includes 63,000 shares for which vesting is subject to both a performance condition and continued service.
(2)	Includes shares tendered to the Company by employees in settlement of employee tax withholding obligations.

As of April 3, 2009, there was a total of $2.3 million in unrecognized share-based compensation expense related to restricted stock granted under the OSP. This expense will be recognized over a weighted-average amortization period of 2.4 years.

Non-Employee Director Stock Units. Under the terms of the OSP, on the first business day following each annual meeting of the Company’s stockholders, each person then serving as a non-employee director is automatically granted stock units having an initial value of $45,000. The stock units will vest upon termination of the director’s service on the Board of Directors and will then be satisfied by issuance of shares of the Company’s common stock. Each non-employee director who holds stock units will not have rights as a stockholder with respect to the shares issuable thereunder until such shares are paid out. The stock units are not transferable, except to the non-employee director’s designated beneficiary or estate in the event of his or her death. During the fiscal quarters ended April 3, 2009 and March 28, 2008, the Company granted stock units with an aggregate value of $225,000 to non-employee members of its Board of Directors (of which there were five) and recognized the total value as share-based compensation expense at the time of grant in each of those respective periods.

Employee Stock Purchase Plan. During the fiscal quarter and six months ended April 3, 2009, employees purchased approximately 42,000 shares for $1.2 million and 69,000 shares for $2.1 million, respectively, under the Company’s Employee Stock Purchase Plan (“ESPP”). During the fiscal quarter and six months ended March 28, 2008, employees purchased approximately 21,000 shares for $1.2 million and 41,000 shares for $2.1 million, respectively, under the ESPP. As of April 3, 2009, a total of approximately 120,000 shares remained available for issuance under the ESPP.

Stock Repurchase Programs. In February 2008, the Company’s Board of Directors approved a stock repurchase program under which the Company is authorized to utilize up to $100 million to repurchase shares of its common stock. This repurchase program is effective through December 31, 2009. During the fiscal quarter and six months ended April 3, 2009, the Company repurchased and retired 344,100 shares of its common stock under this authorization at an aggregate cost of $7.1 million. As of April 3, 2009, the Company had remaining authorization to repurchase $37.5 million of its common stock under this program.

Other Stock Repurchases. During the six months ended April 3, 2009, the Company repurchased and retired 11,000 shares tendered to it by employees in settlement of employee tax withholding obligations due from those employees upon the vesting of restricted stock.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15.	Investment in Privately Held Companies

The Company has equity investments in privately held companies which, because of its ownership interest and other factors, are carried at cost. The Company monitors these investments for impairment.

During the second quarter of fiscal year 2008, the Company became aware of information which raised substantial doubt about the ability of a small, privately held company in which the Company held a cost method equity investment to continue as a going concern. Based on this information, the Company determined that the fair value of its investment had declined and that the decline was other-than-temporary. As a result, the Company wrote off the entire $3.0 million carrying value of its investment via an impairment charge in that period.

Note 16.	Income Taxes

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

For the fiscal quarter and six months ended April 3, 2009, options to purchase 1,875,000 and 1,828,000 shares, respectively, were excluded from the calculation of diluted earnings per share as their effect was anti-dilutive. For the fiscal quarter and six months ended March 28, 2008, options to purchase 265,000 and 256,000 shares, respectively, were excluded from the calculation of diluted earnings per share as their effect was anti-dilutive.

A reconciliation of weighted-average basic shares outstanding to weighted-average diluted shares outstanding follows:

	Fiscal Quarter Ended		Six Months Ended
	April 3, 2009	March 28, 2008	April 3, 2009	March 28, 2008
(in thousands)
Weighted-average basic shares outstanding	28,853	29,830	28,853	30,080
Net effect of dilutive potential common stock	99	413	110	518

Weighted-average diluted shares outstanding	28,952	30,243	28,963	30,598

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 18.	Industry Segments

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

	Sales		Sales
	Fiscal Quarter Ended		Six Months Ended
	April 3, 2009	March 28, 2008	April 3, 2009	March 28, 2008
(in millions)
Scientific Instruments	$170.9	$204.4	$342.7	$401.4
Vacuum Technologies	34.5	43.8	71.0	84.2

Total industry segments	$205.4	$248.2	$413.7	$485.6

	Pretax Earnings		Pretax Earnings
	Fiscal Quarter Ended		Six Months Ended
	April 3, 2009	March 28, 2008	April 3, 2009	March 28, 2008
(in millions)
Scientific Instruments	$12.4	$22.5	$28.8	$42.3
Vacuum Technologies	6.7	8.8	13.7	16.5

Total industry segments	19.1	31.3	42.5	58.8
General corporate	(3.6)	(4.2)	(7.1)	(7.6)
Impairment of private company equity investment	—	(3.0)	—	(3.0)
Interest income	0.3	1.7	0.9	3.7
Interest expense	(0.3)	(0.4)	(0.6)	(0.9)

Total pretax earnings	$15.5	$25.4	$35.7	$51.0

Note 19.	Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted SFAS 157 effective October 4, 2008 with the exception of the application of the statement to nonrecurring nonfinancial assets and nonfinancial liabilities (see Note 4). The Company does not expect the adoption of the provisions deferred by FSP 157-2 to have a material impact on its financial condition or results of operations.

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

In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which amends the accounting prescribed in SFAS 141(R) for assets and liabilities arising from contingencies in business combinations. FSP FAS 141(R)-1 requires pre-acquisition contingencies to be recognized at fair value if fair value can be reasonably determined during the measurement period. If fair value cannot be reasonably determined, the FSP requires measurement based on the recognition and measurement criteria of SFAS 5, Accounting for Contingencies. The adoption of FSP FAS 141(R)-1 could have a material impact on the Company’s results of operations, although the Company is not currently able to estimate that impact.

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

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the computation of earnings per share under the two-class method described in SFAS 128, Earnings per Share. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, on a retrospective basis. The Company does not expect the adoption of FSP EITF 03-6-1 to have a material impact on its earnings per share.

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

Caution Regarding Forward-Looking Statements

Throughout this Report, and particularly in this Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations, there are forward-looking statements that are based upon our current expectations, estimates and projections and that reflect our beliefs and assumptions based upon information available to us at the date of this Report. In some cases, you can identify these statements by words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” and other similar terms. These forward-looking statements include (but are not limited to) those relating to the timing and amount of anticipated restructuring and other related costs and related cost savings as well as anticipated orders, revenues, earnings and capital expenditures in fiscal year 2009.

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

Other risks and uncertainties that could cause actual results to differ materially from those in our forward-looking statements include, but are not limited to, the following: when and how quickly global economic conditions improve, and whether conditions worsen before they improve, whether we will succeed in new product development, release, commercialization, performance and acceptance; whether we can achieve growth in sales for life science, environmental, energy and/or applied research and other applications; whether we can achieve sales growth in Europe, North America, Asia Pacific and/or Latin America; risks arising from the timing of shipments, installations and the recognition of revenues on certain research products, including nuclear magnetic resonance (“NMR”) spectroscopy systems, magnetic resonance (“MR”) imaging systems and fourier transform mass spectrometry (“FTMS”) systems and superconducting magnets; the impact of shifting product mix on profit margins; competitive products and pricing; economic conditions in our various product and geographic markets; whether we will see continued and timely delivery of key raw materials and components by suppliers; foreign currency fluctuations that could adversely impact revenue growth and/or earnings; whether we will see continued investment in capital equipment, in particular given the global liquidity and credit crisis; whether we will see reduced demand from customers that operate in cyclical industries; whether the global liquidity and credit crisis will impact the collectability of accounts receivable from our customers; the extent and timing of government funding for research; our ability to successfully evaluate, negotiate, complete and integrate acquisitions, in particular given the greater difficulty to borrow in the current credit environment; the actual costs, timing and benefits of restructuring activities (such as the employee reductions and other actions announced on January 16, 2009 and our Northern California operations consolidation) and other efficiency improvement activities (such as our global procurement, lower-cost manufacturing and outsourcing initiatives); variability in our effective income tax rate (due to factors including the timing and amount of discrete tax events and changes to unrecognized tax benefits); the timing and amount of share-based compensation; and other risks detailed from time to time in our filings with the U.S. Securities and Exchange Commission (the “SEC”). We undertake no special obligation to update any forward-looking statements, whether in response to new information, future events or otherwise.

Results of Operations

Second Quarter of Fiscal Year 2009 Compared to Second Quarter of Fiscal Year 2008

Segment Results

For financial reporting purposes, our operations are grouped into two reportable business segments: Scientific Instruments and Vacuum Technologies. The following table presents comparisons of our sales and operating earnings for each of those segments and in total for the second quarters of fiscal years 2009 and 2008:

	Fiscal Quarter Ended				Increase (Decrease)
	April 3, 2009		March 28, 2008
	$	% of Sales	$	% of Sales	$	%
(dollars in millions)
Sales by Segment:
Scientific Instruments	$170.9	83.2%	$204.4	82.4%	$(33.5)	(16.4)%
Vacuum Technologies	34.5	16.8	43.8	17.6	(9.3)	(21.0)

Total company	$205.4	100.0%	$248.2	100.0%	$(42.8)	(17.2)%

Operating Earnings by Segment:
Scientific Instruments	$12.4	7.3%	$22.5	11.0%	$(10.1)	(44.8)%
Vacuum Technologies	6.7	19.2	8.8	20.1	(2.1)	(24.3)

Total segments	19.1	9.3	31.3	12.6	(12.2)	(39.0)
General corporate	(3.6)	(1.7)	(4.2)	(1.7)	0.6	15.1

Total company	$15.5	7.5%	$27.1	10.9%	$(11.6)	(42.8)%

Scientific Instruments. The decrease in Scientific Instruments sales was primarily attributable to lower sales volume of our analytical instruments products and the negative impact of the stronger U.S. dollar on reported revenues. The lower volume was primarily due to the impact of the continued global economic weakness on capital equipment spending. Sales from businesses acquired in fiscal year 2008 positively impacted reported sales by approximately 1%.

Scientific Instruments operating earnings for the second quarter of fiscal year 2009 included acquisition-related intangible amortization of $1.7 million and restructuring and other related costs of $6.2 million. In comparison, Scientific Instruments operating earnings for the second quarter of fiscal year 2008 included acquisition-related intangible amortization of $1.9 million, amortization of $0.1 million related to inventory written up to fair value in connection with the acquisition of certain assets and liabilities of Analogix, Inc. (the “Analogix Business”) and restructuring and other related costs of $0.5 million. Excluding the impact of these items, operating earnings as a percentage of sales decreased slightly due to the negative impact of lower sales volume, largely offset by the positive impact of efficiency improvements implemented in recent years, the benefits from cost reduction activities implemented during the second quarter of fiscal year 2009 and the stronger U.S. dollar (which was unfavorable to reported sales but favorable to reported operating margins). Also, the second quarter of fiscal year 2008 included higher than usual costs related to new product introductions.

Vacuum Technologies. The decrease in Vacuum Technologies sales was driven mainly by lower sales volume of products for industrial applications, primarily due to the impact of the continued global economic weakness on capital equipment spending and by the negative impact of the stronger U.S. dollar on reported revenues.

Vacuum Technologies operating earnings for the second quarter of fiscal year 2009 included the impact of restructuring and other related costs of $0.8 million. Excluding the impact of these costs, the increase in Vacuum

Technologies operating earnings as a percentage of sales was primarily due to the positive impact of efficiency improvements implemented in recent years, the benefits from cost reduction activities implemented in the second quarter of fiscal year 2009 and the stronger U.S. dollar, partially offset by the negative impact of lower sales volume.

Consolidated Results

The following table presents comparisons of our sales and other selected consolidated financial results for the second quarters of fiscal years 2009 and 2008:

	Fiscal Quarter Ended				Increase (Decrease)
	April 3, 2009		March 28, 2008
	$	% of Sales	$	% of Sales	$	%
(dollars in millions, except per share data)
Sales	$205.4	100.0%	$248.2	100.0%	$(42.8)	(17.2)%

Gross profit	89.5	43.6	112.9	45.5	(23.4)	(20.7)

Operating expenses:
Selling, general and administrative	59.3	28.9	67.6	27.3	(8.3)	(12.3)
Research and development	14.7	7.2	18.2	7.3	(3.5)	(18.9)

Total operating expenses	74.0	36.1	85.8	34.6	(11.8)	(13.7)

Operating earnings	15.5	7.5	27.1	10.9	(11.6)	(42.8)
Impairment of private company equity investment	—	—	(3.0)	(1.2)	3.0	100.0
Interest income	0.3	0.2	1.7	0.7	(1.4)	(80.7)
Interest expense	(0.3)	(0.2)	(0.4)	(0.2)	0.1	(22.9)
Income tax expense	(5.3)	(2.5)	(9.6)	(3.8)	4.3	44.6

Net earnings	$10.2	5.0%	$15.8	6.4%	$(5.6)	(35.5)%

Net earnings per diluted share	$0.35		$0.52		$(0.17)

Sales. As discussed under the heading Segment Results above, sales by our Scientific Instruments and Vacuum Technologies segments in the second quarter of fiscal year 2009 decreased by 16.4% and 21.0%, respectively, compared to the prior-year quarter. On a consolidated basis, sales declined 17.2% in the second quarter of fiscal year 2009. This decrease was primarily related to lower sales volume of a broad range of our analytical instruments and vacuum products due to the impact of continued global economic weakness on capital equipment spending. Reported sales were also negatively impacted by the stronger U.S. dollar, which strengthened approximately 6% on a weighted-average basis compared to currencies in which we sell products and services. Sales from businesses acquired in fiscal year 2008 positively impacted reported sales by approximately 1%.

For geographic reporting purposes, we use four regions—North America (excluding Mexico), Europe (including the Middle East and Africa), Asia Pacific (including India) and Latin America (including Mexico). Sales by geographic region in the second quarters of fiscal years 2009 and 2008 were as follows:

	Fiscal Quarter Ended				Increase (Decrease)
	April 3, 2009		March 28, 2008
	$	% of Sales	$	% of Sales	$	%
(dollars in millions)
Geographic Region
North America	$66.4	32.4%	$72.7	29.3%	$(6.3)	(8.6)%
Europe	77.9	37.9	105.0	42.3	(27.1)	(25.8)
Asia Pacific	48.4	23.5	53.8	21.7	(5.4)	(10.0)
Latin America	12.7	6.2	16.7	6.7	(4.0)	(23.8)

Total company	$205.4	100.0%	$248.2	100.0%	$(42.8)	(17.2)%

Sales volume decreased in all geographic regions for both Scientific Instruments and Vacuum Technologies products primarily due to the impact of the continued global economic weakness on capital equipment spending. In addition, reported sales outside North America were unfavorably impacted by the strengthening of the U.S. dollar compared to the second quarter of fiscal year 2008.

Gross Profit. Gross profit for the second quarter of fiscal year 2009 reflects the impact of $1.5 million in amortization expense relating to acquisition-related intangible assets and $2.3 million in restructuring and other related costs. In comparison, gross profit for the second quarter of fiscal year 2008 reflects the impact of $1.5 million in amortization expense relating to acquisition-related intangible assets, amortization of $0.1 million related to inventory written up to fair value primarily in connection with the acquisition of the Analogix Business and $0.2 million in restructuring and other related costs. Excluding the impact of these items, the decrease in gross profit as a percentage of sales was primarily due to the negative impact of lower sales volume, partially offset by the stronger U.S. dollar (which was favorable to reported gross profit margins but unfavorable to reported sales), the positive impact of efficiency improvements (such as those resulting from lower-cost manufacturing and outsourcing initiatives, global procurement initiatives, and facility relocations/closures) implemented in recent years, and the benefits from cost reduction activities implemented in the second quarter of fiscal year 2009.

Selling, General and Administrative. Selling, general and administrative expenses for the second quarter of fiscal year 2009 included $0.2 million in amortization expense relating to acquisition-related intangible assets and $3.8 million in restructuring and other related costs. In comparison, selling, general and administrative expenses for the second quarter of fiscal year 2008 included $0.4 million in amortization expense relating to acquisition-related intangible assets and $0.2 million in restructuring and other related costs. Excluding the impact of these items, the slight decrease in selling, general and administrative expenses as a percentage of sales was primarily due to the favorable impact of the stronger U.S. dollar and the cost savings achieved from restructuring activities implemented in recent years, partially offset by the negative impact of lower sales volume.

Research and Development. Research and development expenses for the second quarter of fiscal year 2009 reflect the impact of restructuring and other related costs of $0.9 million. In comparison, research and development expenses for the second quarter of fiscal year 2008 reflect the impact of restructuring and other related costs of $0.2 million. Excluding the impact of these items, the decrease in research and development expenses as a percentage of sales was primarily due to the favorable impact of the stronger U.S. dollar in the second quarter of fiscal year 2009 and higher costs associated with new product introductions in the second quarter of fiscal year 2008.

Restructuring Activities. We have committed to several restructuring plans in order to improve operational efficiencies, centralize functions, reallocate resources and reduce operating costs. From the respective inception dates of these plans through April 3, 2009, we have incurred a total of $13.4 million in restructuring expense and a total of $7.7 million in other costs related directly to those plans (comprised primarily of employee retention and relocation costs and accelerated depreciation of assets disposed upon the closure of facilities).

The following table sets forth changes in our aggregate liability relating to all restructuring plans during the second quarter of fiscal year 2009:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at January 2, 2009	$2,211	$888	$3,099
Charges to (reversals of) expense, net	6,577	(317)	6,260
Cash payments	(4,560)	(182)	(4,742)
Foreign currency impacts and other adjustments	22	(40)	(18)

Balance at April 3, 2009	$4,250	$349	$4,599

Fiscal Year 2009 Second Quarter Plan. During the second quarter of fiscal year 2009, we committed to a plan to reduce our cost structure, primarily through headcount reductions, due to continuing uncertainties in the global economic environment. The plan involves the elimination of approximately 240 regular employees (primarily in North America and Europe and to a lesser extent Asia Pacific and Latin America) and 80 temporary positions in both the Scientific Instruments and Vacuum Technologies segments. In addition, the plan includes the closure of one small R&D/manufacturing facility in North America (Lake Forest, California) and two sales offices in Europe (Sweden and Switzerland). We expect these activities to be completed during fiscal year 2009.

Restructuring and other related costs to be incurred in connection with this plan are currently estimated to be between $8.5 million and $10.5 million, of which between $8.0 million and $9.5 million is expected to impact the Scientific Instruments segment and between $0.5 million and $1.0 million is expected to impact the Vacuum Technologies segment. The restructuring costs include one-time termination benefits for employees whose positions are being eliminated of between $7.5 million and $9.0 million and lease termination costs of between $0.1 million and $0.2 million (including future lease payments on vacated facilities). Other restructuring-related costs include employee retention and relocation costs of between $0.3 million and $1.0 million and facility-related relocation costs and accelerated depreciation of fixed assets to be disposed upon the closure of facilities of between $0.1 million and $0.3 million. Costs relating to restructuring activities recorded under this plan have been included in cost of sales, selling, general and administrative expenses and research and development expenses.

The following table sets forth changes in our restructuring liability relating to the foregoing plan during the second quarter of fiscal year 2009 as well as total restructuring expense and other restructuring-related costs recorded since the inception of the plan:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at January 2, 2009	$—	$—	$—
Charges to expense, net	6,353	—	6,353
Cash payments	(3,643)	—	(3,643)
Foreign currency impacts and other adjustments	67	—	67

Balance at April 3, 2009	$2,777	$—	$2,777

Total expense since inception of plan
(in millions)
Restructuring expense			$6.4

Other restructuring-related costs			$0.3

The restructuring expense of $6.4 million recorded during the second quarter of fiscal year 2009 related to employee termination benefits, of which $5.7 million impacted the Scientific Instruments segment and $0.7 million impacted the Vacuum Technologies segment. We also incurred $0.3 million in other restructuring-related costs during the quarter, which impacted the Scientific Instruments segment and were comprised of $0.1 million in employee-related costs and a $0.2 million non-cash charge for accelerated depreciation of assets to be disposed upon the closure of facilities. Most of these costs are expected to be settled during fiscal year 2009, although certain one-time termination benefits are expected to be settled in fiscal year 2010.

Fiscal Year 2009 First Quarter Plan. During the first quarter of fiscal year 2009, we committed to a separate plan to reduce our employee headcount in order to reduce operating costs and increase margins. The plan involves the termination of approximately 35 employees, mostly located in Europe. The restructuring costs related to this plan primarily consist of one-time termination benefits which are expected to be settled by the end of fiscal year 2010. This restructuring plan did not involve any non-cash components. Costs relating to restructuring activities recorded under this plan have been included in cost of sales, selling, general and administrative expenses and research and development expenses.

The following table sets forth changes in our restructuring liability relating to the foregoing plan during the second quarter of fiscal year 2009:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at January 2, 2009	$760	$—	$760
Charges to expense, net	32	—	32
Cash payments	(527)	—	(527)
Foreign currency impacts and other adjustments	(27)	—	(27)

Balance at April 3, 2009	$238	$—	$238

Total expense since inception of plan
(in millions)
Restructuring expense			$1.3

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

The following table sets forth changes in our restructuring liability relating to the foregoing plan during the second quarter of fiscal year 2009 as well as total restructuring expense and other restructuring-related costs recorded since the inception of the plan:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at January 2, 2009	$1,451	$530	$1,981
Charges to (reversals of) expense, net	192	(317)	(125)
Cash payments	(390)	(182)	(572)
Foreign currency impacts and other adjustments	(18)	(31)	(49)

Balance at April 3, 2009	$1,235	$—	$1,235

Total expense since inception of plan
(in millions)
Restructuring expense			$3.9

Other restructuring-related costs			$6.7

The net reversals of restructuring expense of $0.1 million recorded during the second quarter of fiscal year 2009 were primarily due to the early cancellation of our lease agreement for a vacated facility partially offset by additional employee termination benefits. We also incurred $0.5 million in other restructuring-related costs during the quarter, which were comprised of $0.3 million in employee retention costs and $0.2 million in facilities-related costs including decommissioning costs and a non-cash charge for accelerated depreciation of assets to be disposed upon the closure of facilities.

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

$3 million - $5 million
Fiscal Year 2009 First Quarter Plan (Scientific Instruments - to reduce headcount and operating costs and increase operating margins)	$2 million - $3 million
Fiscal Year 2009 Second Quarter Plan (Scientific Instruments and Vacuum Technologies - to reduce cost structure due to global economic uncertainties, primarily through headcount reduction)	$20 million - $24 million

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

Impairment of Private Company Equity Investment. During the second quarter of fiscal year 2008, we became aware of information which raised substantial doubt about the ability of a small, private company in which we held a cost-method equity investment to continue as a going concern. Based on this information, we determined that the fair value of our investment had declined and that the decline was other-than-temporary. As a result, we wrote off the entire $3.0 million carrying value via an impairment charge in the quarter.

Interest Income. The decrease in interest income was primarily due to lower interest rates on invested cash during the second quarter of fiscal year 2009 compared to the second quarter of fiscal year 2008.

Income Tax Expense. The effective income tax rate was 34.3% for the second quarter of fiscal year 2009, compared to 37.8% for the second quarter of fiscal year 2008. The lower effective income tax rate in the second quarter of fiscal year 2009 was primarily due to lower U.S. taxes on foreign earnings and lower non-deductible compensation expense.

Net Earnings. Net earnings for the second quarter of fiscal year 2009 reflect the after-tax impacts of $1.7 million in pre-tax acquisition-related intangible amortization and $7.0 million in pre-tax restructuring and other related costs. Net earnings for the second quarter of fiscal year 2008 reflect the after-tax impacts of a $3.0 million impairment of a private company equity investment, $1.9 million in acquisition-related intangible amortization, $0.1 million in amortization related to inventory written up to fair value in connection with the acquisition of the Analogix Business and $0.5 million in restructuring and other related costs. Excluding the after-tax impact of these items, the decrease in net earnings in the second quarter of fiscal year 2009 was primarily attributable to the negative impact of lower sales volume.

First Six Months of Fiscal Year 2009 Compared to First Six Months of Fiscal Year 2008

Segment Results

The following table presents comparisons of our sales and operating earnings for each of our Scientific Instruments and Vacuum Technologies segments and in total for the first six months of fiscal years 2009 and 2008:

	Six Months Ended				Increase (Decrease)
	April 3, 2009		March 28, 2008
	$	% of Sales	$	% of Sales	$	%
(dollars in millions)
Sales by Segment:
Scientific Instruments	$342.7	82.8%	$401.4	82.7%	$(58.7)	(14.6)%
Vacuum Technologies	71.0	17.2	84.2	17.3	(13.2)	(15.7)

Total company	$413.7	100.0%	$485.6	100.0%	$(71.9)	(14.8)%

Operating Earnings by Segment:
Scientific Instruments	$28.8	8.4%	$42.3	10.5%	$(13.5)	(31.8)%
Vacuum Technologies	13.7	19.3	16.5	19.6	(2.8)	(17.1)

Total segments	42.5	10.3	58.8	12.1	(16.3)	(27.7)
General corporate	(7.1)	(1.7)	(7.6)	(1.7)	0.5	6.0

Total company	$35.4	8.6%	$51.2	10.5%	$(15.8)	(30.9)%

Scientific Instruments. The decrease in Scientific Instruments sales was primarily attributable to lower sales volume of a broad range of our products and the negative impact of the stronger U.S. dollar on reported revenues. The lower volume was primarily due to the impact of the continued global economic weakness on capital equipment spending. Sales from businesses acquired in fiscal year 2008 positively impacted reported sales by approximately 1%.

Scientific Instruments operating earnings for the first six months of fiscal year 2009 included acquisition-related intangible amortization of $3.8 million and restructuring and other related costs of $7.8 million. In comparison, Scientific Instruments operating earnings for the first six months of fiscal year 2008 included acquisition-related intangible amortization of $3.7 million, amortization of $0.6 million related to inventory written up in connection with the acquisitions of IonSpec Corporation and of the Analogix Business,

restructuring and other related costs of $2.5 million. Excluding the impact of these items, operating earnings decreased as a percentage of sales due to the negative impact of lower sales volume, partially offset by efficiency improvements implemented in recent years, the benefits of cost reduction activities implemented during the second quarter of fiscal year 2009 and the stronger U.S. dollar (which was unfavorable to reported sales but favorable to reported operating margins).

Vacuum Technologies. The decrease in Vacuum Technologies sales was driven mainly by lower sales volume of products for industrial applications, primarily due to the impact of the continued global economic weakness on capital equipment spending and by the negative impact of the stronger U.S. dollar on reported revenues.

Vacuum Technologies operating earnings for the first six months of fiscal year 2009 included the impact of restructuring and other related costs of $0.9 million. Excluding the impact of these costs, the increase in Vacuum Technologies operating earnings as a percentage of sales was primarily due to the positive impact of efficiency improvements implemented in recent years, cost reduction activities implemented during the second quarter of fiscal year 2009 and the stronger U.S. dollar, partially offset by the negative impact of lower sales volume.

Consolidated Results

The following table presents comparisons of our sales and other selected consolidated financial results for the first six months of fiscal years 2009 and 2008:

	Six Months Ended
	April 3, 2009		March 28, 2008		Increase (Decrease)
	$	% of Sales	$	% of Sales	$	%
(dollars in millions, except per share data)
Sales	$413.7	100.0%	$485.6	100.0%	$(71.9)	(14.8)%

Gross profit	184.8	44.7	220.2	45.3	(35.4)	(16.0)

Operating expenses:
Selling, general and administrative	120.2	29.1	133.6	27.5	(13.4)	(10.0)
Research and development	29.2	7.0	35.4	7.3	(6.2)	(17.3)

Total operating expenses	149.4	36.1	169.0	34.8	(19.6)	(11.5)

Operating earnings	35.4	8.6	51.2	10.5	(15.8)	(30.9)
Impairment of private company equity investment	—	—	(3.0)	(0.6)	3.0	100.0
Interest income	0.9	0.2	3.7	0.8	(2.8)	(74.9)
Interest expense	(0.7)	(0.2)	(0.9)	(0.2)	0.2	(25.7)
Income tax expense	(12.4)	(3.0)	(17.6)	(3.6)	5.2	(29.5)

Net earnings	$23.2	5.6%	$33.4	6.9%	$(10.2)	(30.4)%

Net earnings per diluted share	$0.80		$1.09		$(0.29)

Sales. As discussed under the heading Segment Results above, sales by our Scientific Instruments and Vacuum Technologies segments in the first six months of fiscal year 2009 decreased by 14.6% and 15.7%, respectively, compared to the first six months of fiscal year 2008. On a consolidated basis, sales declined 14.8% in the first six months of fiscal year 2009. This decrease was primarily related to lower sales volume of a broad range of our products due to the impact of the continued global economic weakness on capital equipment spending. Reported sales were also negatively impacted by the stronger U.S. dollar, which strengthened approximately 6% on a weighted-average basis compared to all currencies in which we sell products and services. Sales from businesses acquired in fiscal year 2008 positively impacted reported sales by approximately 1%.

Sales by geographic region in the first six months of fiscal years 2009 and 2008 were as follows:

	Six Months Ended
	April 3, 2009		March 28, 2008		Increase (Decrease)
	$	% of Sales	$	% of Sales	$	%
(dollars in millions)
Geographic Region
North America	$131.6	31.8%	$153.3	31.6%	$(21.7)	(14.1)%
Europe	161.8	39.1	201.2	41.4	(39.4)	(19.6)
Asia Pacific	95.5	23.1	101.5	20.9	(6.0)	(6.0)
Latin America	24.8	6.0	29.6	6.1	(4.8)	(16.1)

Total company	$413.7	100.0%	$485.6	100.0%	$(71.9)	(14.8)%

Sales volume decreased in all geographic regions for both Scientific Instruments and Vacuum Technologies products primarily due to the impact of the continued global economic weakness on capital equipment spending. In addition, reported sales outside North America were unfavorably impacted by the strengthening of the U.S. dollar compared to the first six months of fiscal year 2008.

Gross Profit. Gross profit for the first six months of fiscal year 2009 reflects the impact of $3.1 million in amortization expense relating to acquisition-related intangible assets and $3.2 million in restructuring and other related costs. In comparison, gross profit for the first six months of fiscal year 2008 reflects the impact of $2.9 million in amortization expense relating to acquisition-related intangible assets, amortization of $0.6 million related to inventory written up to fair value primarily in connection with the IonSpec Corporation and Analogix Business acquisitions and $0.7 million in restructuring and other related costs. Excluding the impact of these items, gross profit as a percentage of sales was basically flat. The favorable impacts of the stronger U.S. dollar (which was favorable to reported gross profit margins but unfavorable to reported sales), the positive impact of efficiency improvements (such as those resulting from lower-cost manufacturing and outsourcing initiatives, global procurement initiatives, and facility relocations/closures) implemented in recent years, and the benefits from cost reduction activities implemented in the second quarter of fiscal year 2009 were offset by the negative impact of lower sales volume.

Selling, General and Administrative. Selling, general and administrative expenses for the first six months of fiscal year 2009 included $0.7 million in amortization expense relating to acquisition-related intangible assets and $4.4 million in restructuring and other related costs. In comparison, selling, general and administrative expenses for the first six months of fiscal year 2008 included $0.8 million in amortization expense relating to acquisition-related intangible assets and $1.4 million in restructuring and other related costs. Excluding the impact of these items, the increase in selling, general and administrative expenses as a percentage of sales was primarily due to the negative impact of lower sales volume, partially offset by the favorable impact of the stronger U.S. dollar and the cost savings achieved from restructuring activities implemented in recent years.

Research and Development. Research and development expenses for the first six months of fiscal year 2009 reflect the impact of restructuring and other related costs of $1.1 million. In comparison, research and development expenses for the first six months of fiscal year 2008 reflect the impact of restructuring and other related costs of $0.5 million. Excluding the impact of these items, the decrease in research and development expenses as a percentage of sales was primarily due to the favorable impact of the stronger U.S. dollar in the first six months of fiscal year 2009 and higher costs associated with new product introductions in the first six months of fiscal year 2008.

Restructuring Activities. We have committed to several restructuring plans in order to improve operational efficiencies, centralize functions, reallocate resources and reduce operating costs. From the respective inception dates of these plans through April 3, 2009, we have incurred a total of $13.4 million in restructuring expense and a total of $7.7 million in other costs related directly to those plans (comprised primarily of employee retention and relocation costs and accelerated depreciation of assets disposed upon the closure of facilities).

The following table sets forth changes in our aggregate liability relating to all restructuring plans during the first six months of fiscal year 2009:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at October 3, 2008	$1,840	$982	$2,822
Charges to (reversals of) expense, net	7,502	(317)	7,185
Cash payments	(5,161)	(220)	(5,381)
Foreign currency impacts and other adjustments	69	(96)	(27)

Balance at April 3, 2009	$4,250	$349	$4,599

Fiscal Year 2009 Second Quarter Plan. During the second quarter of fiscal year 2009, we committed to a plan to reduce our cost structure, primarily through headcount reductions, due to continuing uncertainties in the global economic environment.

The following table sets forth changes in our restructuring liability relating to the foregoing plan during the first six months of fiscal year 2009 as well as total restructuring expense and other restructuring-related costs recorded since the inception of the plan:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at October 3, 2008	$—	$—	$—
Charges to expense, net	6,353	—	6,353
Cash payments	(3,643)	—	(3,643)
Foreign currency impacts and other adjustments	67	—	67

Balance at April 3, 2009	$2,777	$—	$2,777

Total expense since inception of plan
(in millions)
Restructuring expense			$6.4

Other restructuring-related costs			$0.3

The restructuring expense of $6.4 million recorded during the first six months of fiscal year 2009 related to employee termination benefits of which $5.7 million impacted the Scientific Instruments segment and $0.7 million impacted the Vacuum Technologies segment. We also incurred $0.3 million in other restructuring-related costs during the period, which impacted the Scientific Instruments segment and were comprised of $0.1 million in employee-related costs and a $0.2 million non-cash charge for accelerated depreciation of assets to be disposed upon the closure of facilities. Most of these costs are expected to be settled during fiscal year 2009, although certain one-time termination benefits are expected to be settled in fiscal year 2010.

Fiscal Year 2009 First Quarter Plan. During the first quarter of fiscal year 2009, we committed to a separate plan to reduce our employee headcount in order to reduce operating costs and increase margins.

The following table sets forth changes in our restructuring liability relating to the foregoing plan during the first six months of fiscal year 2009:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at October 3, 2008	$—	$—	$—
Charges to expense, net	1,344	—	1,344
Cash payments	(1,128)	—	(1,128)
Foreign currency impacts and other adjustments	22	—	22

Balance at April 3, 2009	$238	$—	$238

Total expense since inception of plan
(in millions)
Restructuring expense			$1.3

The restructuring expense of $1.3 million recorded during the first six months of fiscal year 2009 related to employee termination benefits of which $1.2 million impacted the Scientific Instruments segment and $0.1 million impacted the Vacuum Technologies segment.

Fiscal Year 2007 Plan. During the third quarter of fiscal year 2007, we committed to a plan to combine and optimize the development and assembly of most of our nuclear magnetic resonance (“NMR”) and mass spectrometry products, to further centralize related administration and other functions and to reallocate certain resources toward more rapidly growing product lines and geographies.

The following table sets forth changes in our restructuring liability relating to the foregoing plan during the first six months of fiscal year 2009 as well as total restructuring expense and other restructuring-related costs recorded since the inception of the plan:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at January 2, 2009	$1,840	$551	$2,391
Reversals of expense, net	(195)	(317)	(512)
Cash payments	(390)	(220)	(610)
Foreign currency impacts and other adjustments	(20)	(14)	(34)

Balance at April 3, 2009	$1,235	$—	$1,235

Total expense since inception of plan
(in millions)
Restructuring expense			$3.9

Other restructuring-related costs			$6.7

The reversals of restructuring expense of $0.5 million recorded during the second quarter of fiscal year 2009 related to changes in estimates relating to certain employee termination benefits and the early cancellation of our lease agreement for a vacated facility. We also incurred $1.2 million in other restructuring-related costs during the quarter, which were comprised of $0.9 million in employee retention costs and $0.3 million in facilities-related costs including decommissioning costs and a non-cash charge for accelerated depreciation of assets to be disposed upon the closure of facilities.

Impairment of Private Company Equity Investment. During the first six months of fiscal year 2008, we became aware of information which raised substantial doubt about the ability of a small, private company in which we held a cost-method equity investment to continue as a going concern. Based on this information, we determined that the fair value of our investment had declined and that the decline was other-than-temporary. As a result, we wrote off the entire $3.0 million carrying value via an impairment charge in the period.

Interest Income. The decrease in interest income was primarily due to lower interest rates and lower average invested cash balances during the first six months of fiscal year 2009 compared to the first six months of fiscal year 2008.

Income Tax Expense. The effective income tax rate was 34.9% for the first six months of fiscal year 2009, compared to 34.6% for the first six months of fiscal year 2008. The lower effective income tax rate in the first six months of fiscal year 2008 was primarily due to the release of $1.5 million in tax reserves resulting from the positive outcome of tax uncertainties, largely offset by higher U.S. taxes on foreign earnings and higher non-deductible compensation expense during fiscal year 2008.

Net Earnings. Net earnings for the first six months of fiscal year 2009 reflect the after-tax impacts of $3.8 million in pre-tax acquisition-related intangible amortization and $8.7 million in pre-tax restructuring and other related costs. Net earnings for the first six months of fiscal year 2008 reflect the after-tax impacts of an impairment of a private company equity investment of $3.0 million, $3.7 million in acquisition-related intangible amortization, $0.6 million in amortization related to inventory written up to fair value in connection with the acquisitions of IonSpec Corporation and the Analogix Business and $2.6 million in restructuring and other related costs. Excluding the after-tax impact of these items, the decrease in net earnings in the first six months of fiscal year 2009 was primarily attributable to the negative impact of lower sales volume.

Outlook

The diversity of our products, the applications we serve and our worldwide distribution position us well. However, we are operating in difficult global economic conditions and are facing unprecedented economic uncertainties that make it difficult for us to project our near-term results of operations. We experienced a year-over-year decline in customer orders at the end of our first quarter of fiscal year 2009, which weakness continued to a lesser extent through the second quarter of fiscal year 2009. We currently expect this order weakness and corresponding declines in revenue and earnings compared to fiscal year 2008 to continue for the remainder of the fiscal year. These conditions could nonetheless worsen and have an adverse effect on our financial position, results of operations and/or cash flows.

Liquidity and Capital Resources

We generated $50.5 million of cash from operating activities in the first six months of fiscal year 2009, compared to $29.7 million generated in the first six months of fiscal year 2008. The increase in operating cash flows was primarily due to the favorable impact of decreased accounts receivable and inventory balances, partially offset by decreased net earnings after adjustments for non-cash income and expenses and decreased inventory related liabilities. The decrease in accounts receivable was primarily related to the level and timing of invoicing and collections. Inventory balances have declined primarily due to reduced inventory purchases to align with current revenue levels.

We used $12.1 million of cash for investing activities in the first six months of fiscal year 2009, which compares to $23.6 million used for investing activities in the first six months of fiscal year 2008. The decrease in cash used for investing activities was primarily the result of lower acquisition-related payment activity and cash received for the surrender of a building sublease, partially offset by increased capital expenditures. In October 2008, we entered into an agreement with VMS under which we agreed to surrender to them the sublease for our facility in Palo Alto, California in exchange for $21.0 million. We received a $5.0 million non-refundable first surrender payment under this agreement in the first quarter of fiscal year 2009 and will receive the remaining $16.0 million when we fully surrender the facility in the third quarter of fiscal year 2010. The higher capital expenditures during the first six months of fiscal year 2009 were primarily related to the construction of our new IRD facility in Walnut Creek, California. The higher cash used for acquisition-related payments in the first six months of fiscal year 2008 consisted primarily of consideration for the acquisition of the Analogix Business in November 2007.

We used $5.5 million of cash for financing activities in the first six months of fiscal year 2009, which compares to $55.7 million used for financing activities in the first six months of fiscal year 2008. Cash used for financing activities in the first six months of fiscal year 2009 was lower primarily as a result of lower expenditures to repurchase and retire common stock (such expenditures were made in both periods as a result of an effort to reduce the number of outstanding common shares) and by lower proceeds from the issuance of common stock due to lower stock option exercise volume.

We maintain relationships with banks in many countries from whom we sometimes obtain bank guarantees and short-term standby letters of credit. These guarantees and letters of credit relate primarily to advance payments and deposits made to our subsidiaries by customers for which separate liabilities are recorded in the unaudited condensed consolidated financial statements. As of April 3, 2009, a total of $18.1 million of these bank guarantees and letters of credit were outstanding. No amounts had been drawn by beneficiaries under these or any other outstanding guarantees or letters of credit as of that date.

As of both April 3, 2009 and October 3, 2008, we had an $18.8 million term loan outstanding with a U.S. financial institution at a fixed interest rate of 6.7%. The term loan contains certain covenants that limit future borrowings and the payment of cash dividends and require the maintenance of certain levels of working capital and operating results. We were in compliance with all restrictive covenants of the term loan agreement at April 3, 2009.

In connection with certain acquisitions, we have accrued a portion of the purchase price that has been retained to secure the sellers’ indemnification obligations. As of April 3, 2009, we had retained an aggregate of $1.6 million, which will become payable (net of any indemnification claims) between April and November 2009.

As of April 3, 2009, we had several outstanding contingent consideration arrangements relating to acquired businesses. Amounts subject to these arrangements can be earned over the respective measurement period, depending on the performance of the acquired business relative to certain financial and/or operational targets.

The following table summarizes contingent consideration arrangements as of April 3, 2009:

Acquired Company/Business	Remaining Amount Available (maximum)	Measurement Period	Measurement Period End Date
	(in millions)
Oxford Diffraction Limited	7.0	3 years	April 2011
Analogix Business	2.7	3 years	December 2010
Other	0.6	2 years	July 2010

Total	$10.3

During the second quarter of fiscal year 2009, our contingent consideration measurement period with IonSpec Corporation ended and approximately $0.2 million was recorded as a liability related to this arrangement.

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

As of April 3, 2009, we had cancelable commitments to a contractor for capital expenditures totaling approximately $6.2 million relating to the construction of our new IRD center in Walnut Creek, California. In the event that these commitments are canceled for reasons other than the contractor’s default, we may be responsible for reimbursement of actual costs incurred by the contractor. We had no material non-cancelable commitments for capital expenditures as of April 3, 2009. In the aggregate, we currently anticipate that our capital expenditures will be approximately 2.5% to 3.0% of sales for fiscal year 2009.

As discussed above under the heading Restructuring Activities, in April 2007, we committed to a plan to combine and optimize the development and assembly of most of our NMR and mass spectrometry products, to further centralize related administration and other functions and to reallocate certain resources toward more rapidly growing product lines and geographies. In connection with this plan, we expect to make capital expenditures of approximately $30 million, of which $21.8 million has been spent through April 3, 2009. These capital expenditures began in the fourth quarter of fiscal year 2007 and will continue through fiscal year 2009.

In connection with all of our restructuring plans, we expect to make cash payments for restructuring and other related costs totaling between approximately $10 million and $14 million during fiscal year 2009, of which $6.3 million was paid during the first six months of fiscal year 2009.

The Company has outstanding contingent consideration arrangements related to an Asset Purchase Agreement. Remaining maximum contingent amounts under this agreement were $2.6 million as of April 3, 2009.

In February 2008, our Board of Directors approved a stock repurchase program under which we are authorized to utilize up to $100 million to repurchase shares of our common stock. This repurchase program is effective through December 31, 2009. During the first six months of fiscal year 2009, we repurchased and retired 344,100 shares under this authorization at an aggregate cost of $7.1 million. As of April 3, 2009, we had remaining authorization to repurchase $37.5 million of our common stock under this repurchase program.

Our liquidity is affected by many other factors, some based on the normal ongoing operations of our business and others related to external economic conditions. Our liquidity has not been materially affected by the deterioration in the global financial markets or global economic conditions in general. However, this deterioration has adversely impacted the availability of credit to us as well as to our customers and suppliers.

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

Contractual Obligations and Other Commercial Commitments

The following table summarizes the amount and estimated timing of future cash expenditures relating to principal and interest payments on outstanding long-term debt, minimum rentals due for certain facilities and other leased assets under long-term, non-cancelable operating leases and other long-term liabilities as of April 3, 2009:

	Six Months Ending Oct. 2, 2009	Fiscal Years
		2010	2011	2012	2013	2014	Thereafter	Total
(in thousands)
Operating leases	$4,438	$7,063	$4,091	$2,388	$1,879	$1,356	$1,868	$23,083
Long-term debt	—	6,250	—	6,250	—	6,250	—	18,750
Interest on long-term debt	627	1,152	838	733	419	314	—	4,083
Other long-term liabilities	—	7,800	4,292	3,922	2,932	2,679	21,244	42,869

Total	$5,065	$22,265	$9,221	$13,293	$5,230	$10,599	$23,112	$88,785

As of April 3, 2009, we did not have any off-balance sheet commercial commitments that could result in a significant cash outflow upon the occurrence of some contingent event, except for contingent payments of up to a maximum of $10.3 million related to acquisitions and $2.6 million related to an Asset Purchase Agreement as discussed under Liquidity and Capital Resources above, the specific amounts of which are not currently determinable.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We adopted SFAS 157 effective October 4, 2008 with the exception of the application of the statement to nonrecurring nonfinancial assets and nonfinancial liabilities (see Note 4). We do not expect the adoption of the provisions deferred by FSP 157-2 to have a material impact on our financial condition or results of operations.

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

In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which amends the accounting prescribed in SFAS 141(R) for assets and liabilities arising from contingencies in business combinations. FSP FAS 141(R)-1 requires pre-acquisition contingencies to be recognized at fair value if fair value can be reasonably determined during the measurement period. If fair value cannot be reasonably determined, the FSP requires measurement based on the recognition and measurement criteria of SFAS 5, Accounting for Contingencies. The adoption of FSP FAS 141(R)-1 could have a material impact on the results of our operations, although we are not currently able to estimate that impact.

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

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the computation of earnings per share under the two-class method described in SFAS 128, Earnings per Share. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, on a retrospective basis. We do not expect the adoption of FSP EITF 03-6-1 to have a material impact on our earnings per share.

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

During the first six months of fiscal year 2009, we were not party to any foreign exchange forward contracts designated as cash flow hedges of forecasted transactions.

Our foreign exchange forward contracts generally do not extend beyond one month in original maturity. A summary of all foreign exchange forward contracts that were outstanding as of April 3, 2009 follows:

	Notional Value Sold	Notional Value Purchased
(in thousands)
Australian dollar	$—	$49,299
Euro	—	15,768
British pound	—	11,840
Japanese yen	6,045	—
Canadian dollar	3,672	—
Korean won	2,085	—
Mexican peso	—	1,447

Total	$11,802	$78,354

Interest Rate Risk. We have no material exposure to market risk for changes in interest rates. We invest any excess cash primarily in depository accounts and money market funds, and changes in interest rates would not be material to our financial condition or results of operations. We enter into debt obligations principally to support general corporate purposes, including working capital requirements, capital expenditures and acquisitions. At April 3, 2009, our debt obligations had fixed interest rates.

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

If any of these assumptions were to change, our net periodic pension cost would also change. We incurred net periodic pension cost relating to our defined benefit pension plans of $1.5 million in fiscal year 2008, $2.3 million in fiscal year 2007 and $2.3 million in fiscal year 2006, and expect our net periodic pension cost to be approximately $1.4 million in fiscal year 2009. A one percent decrease in the weighted-average estimated return on plan assets or assumed discount rate would increase our net periodic pension cost for fiscal year 2009 by $1.0 million or $0.4 million, respectively. As of October 3, 2008, our projected benefit obligation relating to defined benefit pension plans was $47.7 million. A one percent decrease in the weighted-average estimated discount rate would increase this obligation by $9.8 million.

During the second quarter of fiscal year 2009, the Company ceased future benefit accruals to a defined benefit pension plan in the United Kingdom. In connection with this action, the Company recorded a curtailment loss of $0.1 million during the second quarter of fiscal year 2009.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our Chief Executive Officer and the Chief Financial Officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q (for the period ended April 3, 2009), our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the second quarter of our fiscal year 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1A.	Risk Factors

See Item 1A—Risk Factors presented in our Annual Report on Form 10-K for the fiscal year ended October 3, 2008, which we encourage you to carefully consider.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) February 2008 Stock Repurchase Program. The following table summarizes information relating to our stock repurchases during the second quarter of fiscal year 2009:

Fiscal Month	Shares Repurchased (1)	Average Price Per Share (1)	Total Value of Shares Repurchased as Part of Publicly Announced Plan (2) (3)	Maximum Total Value Of Shares that May Yet Be Purchased Under the Plan
(in thousands, except per share amount)
Balance—January 2, 2009				$44,649
January 3, 2009—January 30, 2009	—	$—	$—	—
January 31, 2009—February 27, 2009	—	—	—	—
February 28, 2009—April 3, 2009	347	20.69	7,100	$37,549

Total shares repurchased	347	$20.69	$7,100

(1)	Includes 3,000 shares tendered to the Company by employees in settlement of employee tax withholding obligations due from those employees upon the vesting of restricted stock.
(2)	In February 2008, our Board of Directors approved a stock repurchase program under which we are authorized to utilize up to $100 million to repurchase shares of our common stock. This repurchase program is effective through December 31, 2009.
(3)	Excludes commissions on repurchases.

Item 4.	Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders held on February 5, 2009, our stockholders considered and voted on two matters: (1) the election of two Class I directors to the Board of Directors for three-year terms; and (2) the ratification of the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for fiscal year 2009. Our stockholders’ voting on these matters was as follows:

	Votes For	Votes Against	Votes Withheld	Abstentions
Proposal One—Election of Directors:
Nominee: Richard U. De Schutter	26,723,124	—	1,023,269	—
Nominee: James T. Glover	26,745,673	—	1,000,720	—

Proposal Two—Ratification of Appointment of PricewaterhouseCoopers LLP	27,472,745	245,854	—	27,793

Pursuant to the rules of The Nasdaq Stock Market, Inc., Proposals One and Two allowed certain brokers to vote without receipt of instructions from clients, so there were no broker non-votes.

Item 6.	Exhibits

(a) Exhibits.

		Incorporated by Reference			Filed Herewith
Exhibit No.	Exhibit Description	Form	Date	Exhibit Number

4.1	Specimen Common Stock Certificate.				X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARIAN, INC. (Registrant)

Date: May 11, 2009	By:	/S/ G. EDWARD MCCLAMMY
G. Edward McClammy Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)