Form 10-Q
period 2009-07-03
VARIAN INC
filed 2009-08-12
CIK 1079028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2009

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

The number of shares of the registrant’s common stock outstanding as of August 7, 2009 was 28,904,478.

VARIAN, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JULY 3, 2009

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

VARIAN, INC. AND SUBSIDIARY COMPANIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

(In thousands, except per share amounts)

	Fiscal Quarter Ended		Nine Months Ended
	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008
Sales
Products	$165,098	$206,498	$513,565	$625,322
Services	31,525	37,951	96,720	104,723

Total sales	196,623	244,449	610,285	730,045

Cost of sales
Products	92,284	116,457	284,243	342,951
Services	17,690	21,809	54,548	60,733

Total cost of sales	109,974	138,266	338,791	403,684

Gross profit	86,649	106,183	271,494	326,361

Operating expenses
Selling, general and administrative	54,444	68,797	174,638	202,380
Research and development	13,718	18,519	42,977	53,889
Purchased in-process research and development	—	1,488	—	1,488

Total operating expenses	68,162	88,804	217,615	257,757

Operating earnings	18,487	17,379	53,879	68,604
Impairment of private company equity investment (Note 15)	—	—	—	(3,018)
Interest income	350	1,200	1,275	4,888
Interest expense	(434)	(390)	(1,091)	(1,274)

Earnings before income taxes	18,403	18,189	54,063	69,200
Income tax expense	4,950	6,823	17,383	24,463

Net earnings	$13,453	$11,366	$36,680	$44,737

Net earnings per share:
Basic	$0.47	$0.39	$1.27	$1.50

Diluted	$0.47	$0.38	$1.27	$1.48

Shares used in per share calculation:
Basic	28,651	29,340	28,786	29,833

Diluted	28,791	29,728	28,924	30,309

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

VARIAN, INC. AND SUBSIDIARY COMPANIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands, except par value amounts)

	July 3, 2009	October 3, 2008
ASSETS
Current assets
Cash and cash equivalents	$166,377	$103,895
Accounts receivable, net	156,268	199,420
Inventories	146,817	161,039
Deferred taxes	31,235	32,287
Prepaid expenses and other current assets	15,465	15,663

Total current assets	516,162	512,304
Property, plant and equipment, net	114,869	110,343
Goodwill	215,705	218,208
Intangible assets, net	30,338	36,972
Other assets	26,954	24,089

Total assets	$904,028	$901,916

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current portion of long-term debt	$6,250	$—
Accounts payable	53,072	70,923
Deferred profit	10,205	10,957
Accrued liabilities	156,407	167,173

Total current liabilities	225,934	249,053
Long-term debt	12,500	18,750
Deferred taxes	4,012	4,341
Other liabilities	38,469	43,431

Total liabilities	280,915	315,575

Commitments and contingencies (Notes 6, 7, 9, 10, 11, 12, 13, 16 and 20)

Stockholders’ equity
Preferred stock—par value $0.01, authorized—1,000 shares; issued—none	—	—
Common stock—par value $0.01, authorized—99,000 shares; issued and outstanding—28,824 shares at July 3, 2009 and 28,917 shares at October 3, 2008	361,523	356,192
Retained earnings	218,074	184,678
Accumulated other comprehensive income	43,516	45,471

Total stockholders’ equity	623,113	586,341

Total liabilities and stockholders’ equity	$904,028	$901,916

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

VARIAN, INC. AND SUBSIDIARY COMPANIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Nine Months Ended
	July 3, 2009	June 27, 2008
Cash flows from operating activities
Net earnings	$36,680	$44,737
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	20,313	21,217
Gain on disposition of property, plant and equipment	(140)	(452)
Impairment of private company equity investment	—	3,018
Purchased in-process research and development	—	1,488
Share-based compensation expense	6,033	7,207
Deferred taxes	(1,054)	(540)
Unrealized (gain) loss on currency remeasurement	(404)	2,673
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	41,294	10,735
Inventories	11,850	(31,046)
Prepaid expenses and other current assets	18	490
Other assets	(1,363)	(726)
Accounts payable	(17,923)	1,222
Deferred profit	(814)	(3,966)
Accrued liabilities	(14,257)	3,200
Other liabilities	(904)	368

Net cash provided by operating activities	79,329	59,625

Cash flows from investing activities
Proceeds from sale of property, plant and equipment	6,110	1,265
Purchase of property, plant and equipment	(20,828)	(16,674)
Acquisitions, net of cash acquired	(2,429)	(52,898)
Private company equity investments	—	(18)

Net cash used in investing activities	(17,147)	(68,325)

Cash flows from financing activities
Repayment of debt	—	(6,250)
Repurchase of common stock	(7,623)	(81,892)
Issuance of common stock	3,283	15,761
Excess tax benefit from share-based plans	—	3,151
Transfers to Varian Medical Systems, Inc.	(441)	(600)

Net cash used in financing activities	(4,781)	(69,830)

Effects of exchange rate changes on cash and cash equivalents	5,081	10,349

Net increase (decrease) in cash and cash equivalents	62,482	(68,181)
Cash and cash equivalents at beginning of period	103,895	196,396

Cash and cash equivalents at end of period	$166,377	$128,215

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Unaudited Interim Condensed Consolidated Financial Statements

These unaudited interim condensed consolidated financial statements of Varian, Inc. and its subsidiary companies (collectively, the “Company”) have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The October 3, 2008 balance sheet data was derived from audited financial statements, but does not include all disclosures required in audited financial statements by U.S. GAAP. These unaudited interim condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 2008 filed with the SEC. In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. The results of operations for the nine months ended July 3, 2009 are not necessarily indicative of the results to be expected for a full year or for any other period.

Revision of Prior Period Financial Statements. During the fiscal quarter ended July 3, 2009, the Company identified a clerical error related to the calculation of the fiscal year 2008 income tax provision. The impact of this error was an understatement of income tax expense and an overstatement of consolidated net earnings of $1.3 million during the fiscal quarter and fiscal year ended October 3, 2008. The error also resulted in an overstatement of current deferred tax assets and retained earnings of $1.3 million at October 3, 2008, January 2, 2009 and April 3, 2009. The Company assessed the materiality of this error in accordance with the SEC’s Staff Accounting Bulletin 99 and concluded that the previously issued financial statements are not materially misstated. In accordance with the SEC’s Staff Accounting Bulletin 108, the Company has corrected the immaterial error by revising the prior period financial statements. Accordingly, the October 3, 2008 balance sheet presented herein has been revised to correct for the immaterial error and this revision will be presented prospectively in future filings. The revision did not impact net cash provided by operating activities or net cash used in investing activities or financing activities for the fiscal year ended October 3, 2008 or for the nine months ended July 3, 2009.

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

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On July 26, 2009, Varian, Inc., a Delaware corporation (“Varian”), Agilent Technologies, Inc., a Delaware corporation (“Agilent”), and Cobalt Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Agilent (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Merger Sub will, subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, merge with and into Varian and Varian will survive the merger and continue as a wholly owned subsidiary of Agilent (the “Merger”).

Pursuant to the terms of the Merger Agreement and subject to the conditions thereof, at the effective time of the Merger (the “Effective Time”), each share of common stock of Varian issued and outstanding immediately prior to the Effective Time will be converted into the right to receive $52.00 in cash, without interest.

Note 3.	Summary of Significant Accounting Policies

Fiscal Periods. The Company’s fiscal years reported are the 52- or 53-week periods ending on the Friday nearest September 30. Fiscal year 2009 will comprise the 52-week period ending October 2, 2009, and fiscal year 2008 was comprised of the 53-week period ended October 3, 2008. The fiscal quarters and nine months ended July 3, 2009 and June 27, 2008 each comprised 13 weeks and 39 weeks, respectively.

Comprehensive Income. A summary of the components of the Company’s comprehensive income follows:

	Fiscal Quarter Ended		Nine Months Ended
	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008
(in thousands)
Net earnings	$13,453	$11,366	$36,680	$44,737
Other comprehensive income (loss):
Currency translation adjustment	42,102	(3,048)	(4,151)	25,359
Reduction in minimum liability due to curtailment of defined benefit pension plan, net of tax of ($854)	—	—	2,196	—

Total other comprehensive income (loss)	42,102	(3,048)	(1,955)	25,359

Total comprehensive income	$55,555	$8,318	$34,725	$70,096

Note 4.	Fair Value Measurements

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

As of July 3, 2009, the Company did not have any financial liabilities that were measured at fair value on a recurring basis.

Financial assets measured at fair value on a recurring basis as of July 3, 2009 follow:

	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(in thousands)
Financial assets:
Money market funds (cash equivalents)	$57,534	$—	$—	$57,534

Total financial assets	$57,534	$—	$—	$57,534

The cost basis of cash and cash equivalents approximates fair value due to the short period of time to maturity.

Note 5.	Balance Sheet Detail

	July 3, 2009	October 3, 2008
(in thousands)
Inventories
Raw materials and parts	$65,410	$77,447
Work in process	27,008	25,091
Finished goods	54,399	58,501

Total	$146,817	$161,039

Note 6.	Forward Exchange Contracts

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

The Company enters into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations on the Company’s legal entities’ monetary assets and liabilities denominated in currencies other than their functional currencies. These foreign currency exposures mainly arise from intercompany transactions by and between the parent company and its various foreign subsidiaries. The Company does not designate its forward exchange contracts as hedging instruments, and these contracts do not qualify for hedge accounting treatment under SFAS 133, Accounting for Derivative Instruments and Hedging Activities.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s forward exchange contracts generally have maturities of one month or less and are closed out and rolled over into new contracts at the end of each monthly reporting period. Consequently, the fair value of these contracts has historically not been significant at the end of each reporting period. Typically, realized gains and losses on forward exchange contracts, which arise as a result of closing out the contracts at the end of each reporting period, are substantially offset by revaluation losses and gains on the underlying balances denominated in non-functional currencies. However, an inaccurate forecast of foreign currency assets or liabilities, coupled with a currency movement, would result in a gain or loss on a net basis. Gains and losses on forward exchange contracts and from revaluation of the underlying asset and liability balances denominated in non-functional currencies are recognized in the Unaudited Condensed Consolidated Statement of Earnings in selling, general and administrative expenses.

During the fiscal quarter and nine months ended July 3, 2009, the Company recognized a net foreign currency gain of $0.1 million and a net foreign currency loss of $0.9 million, respectively. During the fiscal quarter and nine months ended June 27, 2008, the Company recognized net foreign currency gains of $0.7 million and $1.5 million, respectively.

Other than foreign exchange forward contracts, the Company has no other freestanding or embedded derivative instruments, although the Company may use other derivative instruments in the future. The Company has not entered into forward exchange contracts for speculative or trading purposes.

As of July 3, 2009, the Company had foreign exchange forward contracts to purchase the U.S. dollar equivalent of $67.0 million and to sell the U.S. dollar equivalent of $20.5 million in various foreign currencies.

Note 7.	Acquisitions

In-Process Research and Development. During the third quarter of fiscal year 2008, the Company recorded a one-time charge of $1.5 million to immediately expense acquired in-process research and development related to projects that were in-process at the time of the acquisition of Oxford Diffraction Ltd.

Contingent Consideration Arrangements. The Company is, from time to time, obligated to pay additional cash purchase price amounts in the event that certain financial or operational milestones are met by acquired businesses. As of July 3, 2009, up to a maximum of $10.0 million could be payable through April 2011 under contingent consideration arrangements relating to acquired businesses. Amounts subject to these arrangements can be earned over the respective measurement period, depending on the performance of the acquired business relative to certain financial and/or operational targets.

The following table summarizes outstanding contingent consideration arrangements as of July 3, 2009:

Acquired Company/Business	Remaining Amount Available (maximum)		Measurement Period	Measurement Period End Date
	(in millions	)
Oxford Diffraction Limited	$ 7.0		3 years	April 2011
Analogix Business	2.7		3 years	December 2010
Other	0.3		2 years	July 2010

Total	$10.0

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8.	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for each of the Company’s reporting segments in the first nine months of fiscal year 2009 were as follow:

	Scientific Instruments	Vacuum Technologies	Total Company
(in thousands)
Balance as of October 3, 2008	$217,242	$966	$218,208
Contingent payments on prior-year acquisitions	1,611	—	1,611
Foreign currency impacts and other adjustments	(4,114)	—	(4,114)

Balance as of July 3, 2009	$214,739	$966	$215,705

As required by SFAS 142, Goodwill and Other Intangible Assets, the Company performs an annual goodwill impairment assessment in the second quarter of each fiscal year. During the second quarter of fiscal year 2009, the Company completed its annual impairment test and determined that there was no impairment of goodwill.

The following intangible assets have been recorded and are being amortized by the Company:

	July 3, 2009
	Gross	Accumulated Amortization	Net
(in thousands)
Intangible assets
Existing technology	$16,070	$(10,913)	$5,157
Patents and core technology	39,653	(17,266)	22,387
Trade names and trademarks	2,407	(2,090)	317
Customer lists	12,915	(10,919)	1,996
Other	3,090	(2,609)	481

Total	$74,135	$(43,797)	$30,338

	October 3, 2008
	Gross	Accumulated Amortization	Net
(in thousands)
Intangible assets
Existing technology	$16,503	$(9,699)	$6,804
Patents and core technology	40,680	(14,253)	26,427
Trade names and trademarks	2,425	(1,946)	479
Customer lists	13,090	(10,278)	2,812
Other	2,972	(2,522)	450

Total	$75,670	$(38,698)	$36,972

Amortization expense relating to intangible assets was $1.7 million and $5.6 million during the fiscal quarter and nine months ended July 3, 2009, respectively. Amortization expense relating to intangible assets was $2.4 million and $6.2 million during the fiscal quarter and nine months ended June 27, 2008, respectively.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of July 3, 2009, estimated amortization expense for the remainder of fiscal year 2009 and for each of the five succeeding fiscal years and thereafter follows:

(in thousands)
Estimated amortization expense
Fiscal quarter ending October 2, 2009	$1,803
Fiscal year 2010	7,185
Fiscal year 2011	5,062
Fiscal year 2012	4,114
Fiscal year 2013	3,579
Fiscal year 2014	3,421
Thereafter	5,174

Total	$30,338

Note 9.	Restructuring Activities

Summary of Restructuring Plans. The Company has committed to several restructuring plans in order to improve operational efficiencies, centralize functions, reallocate resources and reduce operating costs.

The following table sets forth changes in the Company’s aggregate liability relating to all ongoing restructuring plans during the first, second and third quarters of fiscal year 2009 as well as total restructuring expense and other related costs recorded since the inception of those plans:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at October 3, 2008	$1,840	$982	$2,822
Charges to expense, net	925	—	925
Cash payments	(601)	(38)	(639)
Foreign currency impacts and other adjustments	47	(56)	(9)

Balance at January 2, 2009	2,211	888	3,099
Charges to (reversals of) expense, net	6,577	(317)	6,260
Cash payments	(4,560)	(182)	(4,742)
Foreign currency impacts and other adjustments	22	(40)	(18)

Balance at April 3, 2009	4,250	349	4,599
(Reversals of) charges to expense, net	(105)	19	(86)
Cash payments	(1,650)	(3)	(1,653)
Foreign currency impacts and other adjustments	131	52	183

Balance at July 3, 2009	$2,626	$417	$3,043

Total expense since inception of plans
(in millions)
Restructuring expense			$13.3

Other restructuring-related costs (1)			$8.4

(1)	These costs related primarily to employee retention and relocation costs and accelerated depreciation of assets disposed upon the closure of facilities. Of the $8.4 million in other restructuring-related costs, $0.7 million and $2.2 million were recorded in the fiscal quarter and nine months ended July 3, 2009, respectively.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Year 2009 Second Quarter Plan. During the second quarter of fiscal year 2009, the Company committed to a plan to reduce its cost structure, primarily through headcount reductions, due to continuing uncertainties in the global economic environment. The plan primarily involves the elimination of approximately 240 regular employee (primarily in North America and Europe and, to a lesser extent, Asia Pacific and Latin America) and 80 temporary positions in both the Scientific Instruments and Vacuum Technologies segments. In addition, the plan includes the closure of one small research and development/manufacturing facility in North America (Lake Forest, California) and two sales offices in Europe (Sweden and Switzerland).

Restructuring and other related costs to be incurred in connection with this plan are currently estimated to be between $7.0 million and $8.0 million, of which between $6.5 million and $7.0 million is expected to impact the Scientific Instruments segment and between $0.5 million and $1.0 million is expected to impact the Vacuum Technologies segment. The restructuring costs include one-time termination benefits for employees whose positions are being eliminated of between $6.0 million and $7.0 million and lease termination costs of $0.1 million (including future lease payments on vacated facilities). Other restructuring-related costs include employee retention and relocation costs of between $0.3 million and $0.5 million and facility-related relocation costs and accelerated depreciation of fixed assets to be disposed upon the closure of facilities of between $0.1 million and $0.3 million. These costs are being recorded and included in cost of sales, selling, general and administrative expenses and research and development expenses.

The following table sets forth changes in the Company’s restructuring liability relating to the foregoing plan during the second and third quarters of fiscal year 2009:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at January 2, 2009	$—	$—	$—
Charges to expense, net	6,353	—	6,353
Cash payments	(3,643)	—	(3,643)
Foreign currency impacts and other adjustments	67	—	67

Balance at April 3, 2009	2,777	—	2,777
(Reversals of) charges to expense, net	(25)	19	(6)
Cash payments	(1,595)	(3)	(1,598)
Foreign currency impacts and other adjustments	110	—	110

Balance at July 3, 2009	$1,267	$16	$1,283

Total expense since inception of plan
(in millions)
Restructuring expense			$6.3

Other restructuring-related costs			$0.4

The restructuring expense of $6.3 million recorded during the nine months of fiscal year 2009 related to employee termination benefits, of which $5.7 million impacted the Scientific Instruments segment and $0.6 million impacted the Vacuum Technologies segment. The Company also incurred $0.4 million in other restructuring-related costs during the nine months of fiscal year 2009, which impacted the Scientific Instruments segment and were comprised of $0.1 million in employee-related costs and a $0.3 million non-cash charge for accelerated depreciation of assets to be disposed upon the closure of facilities. These costs are expected to be settled by the end of fiscal year 2010.

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

The following table sets forth changes in the Company’s restructuring liability relating to the foregoing plan during the first, second and third quarters of fiscal year 2009:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at October 3, 2008	$—	$—	$—
Charges to expense, net	1,312	—	1,312
Cash payments	(601)	—	(601)
Foreign currency impacts and other adjustments	49	—	49

Balance at January 2, 2009	760	—	760
Charges to expense, net	32	—	32
Cash payments	(527)	—	(527)
Foreign currency impacts and other adjustments	(27)	—	(27)

Balance at April 3, 2009	238	—	238
Charges to expense, net	16	—	16
Cash payments	(55)	—	(55)
Foreign currency impacts and other adjustments	14	—	14

Balance at July 3, 2009	$213	$—	$213

Total expense since inception of plan
(in millions)
Restructuring expense			$1.4

Other restructuring-related costs			$0.1

The restructuring expense of $1.4 million recorded during the first nine months of fiscal year 2009 related to employee termination benefits, of which $1.2 million impacted the Scientific Instruments segment and $0.2 million impacted the Vacuum Technologies segment. The Company also incurred $0.1 million in other employee-related costs during the period which impacted the Scientific Instruments segment.

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

Restructuring and other related costs associated with this plan include one-time termination benefits, employee retention payments, costs to relocate facilities (including decommissioning costs, moving costs and temporary facility/storage costs), accelerated depreciation of fixed assets to be disposed as a result of facilities actions and lease termination costs which are expected to be completed by the second quarter of fiscal year 2010. Costs relating to restructuring activities recorded under this plan have been included in cost of sales, selling, general and administrative expenses and research and development expenses.

The following table sets forth changes in the Company’s restructuring liability relating to the foregoing plan during the first, second and third quarters of fiscal year 2009:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at October 3, 2008	$1,840	$551	$2,391
Reversals of expense, net	(387)	—	(387)
Cash payments	—	(38)	(38)
Foreign currency impacts and other adjustments	(2)	17	15

Balance at January 2, 2009	1,451	530	1,981
Charges to (reversals of) expense, net	192	(317)	(125)
Cash payments	(390)	(182)	(572)
Foreign currency impacts and other adjustments	(18)	(31)	(49)

Balance at April 3, 2009	1,235	—	1,235
Reversals of expense, net	(96)	—	(96)
Cash payments	—	—	—
Foreign currency impacts and other adjustments	7	—	7

Balance at July 3, 2009	$1,146	$—	$1,146

Total expense since inception of plan
(in millions)
Restructuring expense			$3.8

Other restructuring-related costs			$7.2

The net reversals of restructuring expense of $0.1 million and $0.6 million recorded during the fiscal quarter and nine months ended July 3, 2009, respectively, related to changes in estimates of certain employee termination benefits and the early cancellation of a lease agreement for a vacated facility. The Company also incurred $0.5 million and $1.7 million in other restructuring-related costs during the fiscal quarter and nine months ended July 3, 2009, respectively. These costs were related to employee retention costs and facilities-related costs including decommissioning costs and non-cash charges for accelerated depreciation of assets to be disposed upon the closure of facilities.

Note 10.	Warranty and Indemnification Obligations

Product Warranties. The Company’s products are generally subject to warranties. Liabilities for the estimated future costs of repair or replacement under product warranty are established and charged to cost of

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

sales at the time the related sale is recognized. The amount of liability to be recorded is based on management’s best estimates of future warranty costs after considering historical and projected product failure rates and product repair costs.

Changes in the Company’s estimated liability for product warranty during the nine months ended July 3, 2009 and June 27, 2008 follow:

	Nine Months Ended
	July 3, 2009	June 27, 2008
(in thousands)
Beginning balance	$13,867	$12,454
Charges to costs and expenses	15,663	14,793
Acquired warranty liabilities	—	1,098
Warranty expenditures and other adjustments	(15,736)	(14,743)

Ending balance	$13,794	$13,602

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

The Company is subject to certain indemnification obligations to Jabil Circuit, Inc. (“Jabil”) in connection with the Company’s sale of its Electronics Manufacturing Business to Jabil which was completed in fiscal year 2005. These indemnification obligations cover certain aspects of the Company’s conduct of the Electronics Manufacturing Business prior to its sale to Jabil, including, but not limited to, tax and environmental matters. The agreement containing these indemnification obligations is disclosed as an exhibit to the Company’s Annual Report on Form 10-K. The estimated fair value of these indemnification obligations is not considered to be material.

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

Credit Facilities. The Company maintains relationships with banks in many countries from whom it sometimes obtains bank guarantees and short-term standby letters of credit. These guarantees and letters of credit relate primarily to advance payments and deposits made to the Company’s subsidiaries by customers for which separate liabilities are recorded in the unaudited condensed consolidated financial statements. As of July 3, 2009, a total of $21.2 million of these bank guarantees and letters of credit were outstanding. No amounts had been drawn by beneficiaries under these or any other outstanding guarantees or letters of credit as of that date.

Long-term Debt. As of both July 3, 2009 and October 3, 2008, the Company had an $18.8 million term loan outstanding with a U.S. financial institution at a fixed interest rate of 6.7%. The term loan contains certain covenants that limit future borrowings and the payment of cash dividends and require the maintenance of certain levels of working capital and operating results. The Company was in compliance with all restrictive covenants of the term loan agreement at July 3, 2009.

The following table summarizes future principal payments on borrowings under long-term debt outstanding as of July 3, 2009:

	Fiscal Quarter Ending Oct. 2, 2009	Fiscal Years						Total
		2010	2011	2012	2013	2014	Thereafter
(in thousands)
Long-term debt (including current portion)	$—	$6,250	$—	$6,250	$—	$6,250	$—	$18,750

Based upon rates currently available to the Company for debt with similar terms and remaining maturities, the carrying amount of long-term debt approximates the estimated fair value.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12.	Defined Benefit Retirement Plans

Net Periodic Pension Cost. The components of net periodic pension cost relating to the Company’s defined benefit retirement plans follow:

	Fiscal Quarter Ended		Nine Months Ended
	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008
(in thousands)
Service cost	$130	$343	$628	$1,029
Interest cost	679	723	2,089	2,169
Expected return on plan assets	(491)	(653)	(1,631)	(1,959)
Amortization of prior service cost and actuarial (gains) and losses	(47)	—	(13)	—
Curtailment loss recognized	—	—	135	—

Net periodic pension cost	$271	$413	$1,208	$1,239

Employer Contributions. During the fiscal quarter and nine months ended July 3, 2009, the Company made contributions totaling $0.1 million and $0.7 million to its defined benefit pension plans. The Company currently anticipates contributing an additional $0.1 million to these plans in the fourth quarter of fiscal year 2009.

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

Various uncertainties make it difficult to estimate future costs for certain of these environmental-related activities, specifically external legal expenses, VMS’ internal oversight costs, third-party claims and a former

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

VAI facility where the likelihood and scope of further environmental-related activities are difficult to assess. As of July 3, 2009, it was nonetheless estimated that the Company’s future exposure for these environmental-related costs ranged in the aggregate from $1.1 million to $2.6 million. The time frame over which these costs are expected to be incurred varies with each type of cost, ranging up to approximately 30 years as of July 3, 2009. No amount in the foregoing range of estimated future costs is discounted, and no amount in the range is believed to be more probable of being incurred than any other amount in such range. The Company therefore had an accrual of $1.1 million as of July 3, 2009, for these future environmental-related costs.

Sufficient knowledge has been gained to be able to better estimate other costs for future environmental-related activities. As of July 3, 2009, it was estimated that the Company’s future costs for these environmental-related activities ranged in the aggregate from $2.7 million to $12.8 million. The time frame over which these costs are expected to be incurred varies, ranging up to approximately 30 years as of July 3, 2009. As to each of these ranges of cost estimates, it was determined that a particular amount within the range was a better estimate than any other amount within the range. Together, these amounts totaled $5.6 million at July 3, 2009. Because both the amount and timing of the recurring portion of these costs were reliably determinable, that portion is discounted at 4%, net of inflation. The Company therefore had an accrual of $4.1 million as of July 3, 2009, which represents its best estimate of these future environmental-related costs after discounting estimated recurring future costs. This accrual is in addition to the $1.1 million described in the preceding paragraph.

The Company has not reduced any environmental-related liability in anticipation of recoveries from third parties. However, an insurance company has agreed to pay a portion of certain of VAI’s (now VMS’) future environmental-related costs, for which the Company has an indemnification obligation, and the Company therefore has a long-term receivable of $1.0 million (discounted at 4%, net of inflation) in Other assets as of July 3, 2009, for the Company’s share of that insurance recovery.

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

Stock Rights. On April 2, 1999, stockholders of record of VAI as of March 24, 1999 received in the Distribution (described in Note 2) one share of the Company’s common stock for each share of VAI common stock held on April 2, 1999. Each stockholder also received one preferred stock purchase right (“Right”) for each share of common stock distributed, entitling the stockholder to purchase one one-thousandth of a share of Participating Preferred Stock, par value $0.01 per share, for $200.00 (subject to adjustment), in the event of certain changes in the Company’s ownership. The Participating Preferred Stock was designed so that each one

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

one-thousandth of a share had economic and voting terms similar to those of one share of common stock. During the second quarter of fiscal year 2009, the Rights expired. As of April 2, 2009, when the Rights had expired, no Rights were eligible to be exercised and none had been exercised through that date.

Share-Based Compensation Expense. The following table summarizes the amount of share-based compensation expense by award type as well as the effect of this expense on income tax expense and net earnings:

	Fiscal Quarter Ended		Nine Months Ended
	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008
(in thousands)
Share-based compensation expense by award type:
Employee and non-employee director stock options	$1,063	$1,359	$3,700	$4,150
Employee stock purchase plan	169	224	663	787
Restricted (nonvested) stock	490	802	1,445	2,045
Non-employee director stock units	—	—	225	225

Total share-based compensation expense (effect on earnings before income taxes)	1,722	2,385	6,033	7,207
Effect on income tax expense	(610)	(744)	(2,077)	(2,070)

Effect on net earnings	$1,112	$1,641	$3,956	$5,137

Share-based compensation expense included in the preceding table related to restricted (non-vested) stock includes $49,000 and $203,000 in the fiscal quarter and nine months ended July 3, 2009, respectively, related to restricted stock granted in connection with the Company’s fiscal year 2007 restructuring plan.

Share-based compensation expense has been included in the Company’s Unaudited Condensed Consolidated Statement of Earnings as follows:

	Fiscal Quarter Ended		Nine Months Ended
	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008
(in thousands)
Cost of sales	$86	$106	$306	$338
Selling, general and administrative	1,565	2,164	5,518	6,503
Research and development	71	115	209	366

Total	$1,722	$2,385	$6,033	$7,207

Stock Options. Under the Omnibus Stock Plan (“OSP”), the Company periodically grants stock options to officers, directors and employees. The exercise price for stock options granted under the OSP may not be less than 100% of the fair market value at the date of the grant. Options granted are exercisable at the times and on the terms established by the Compensation Committee of the Company’s Board of Directors, but not later than ten years after the date of grant (except in the event of death, after which an option is exercisable for three years). Stock options generally vest in three equal annual installments over three years from the grant date.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes stock option activity under the OSP for the nine months ended July 3, 2009:

	Shares	Weighted Average Exercise Price	Aggregate Grant Date Fair Value (1)
	(in thousands )		(in millions	)
Outstanding at October 3, 2008	1,660	$44.21
Granted	334	$35.44	$3.6
Exercised	(42)	$12.10
Cancelled or expired	(56)	$43.06

Outstanding at July 3, 2009	1,896	$43.42

(1)	After estimated forfeitures.

As of July 3, 2009, the unrecognized share-based compensation balance related to stock options was $4.3 million. This amount will be recognized as expense using the straight-line attribution method over the remaining weighted-average amortization period of 1.2 years.

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

The following table summarizes restricted (nonvested) common stock activity under the OSP for the nine months ended July 3, 2009:

	Shares	Weighted Average Grant Date Fair Value	Aggregate Grant Date Fair Value
	(in thousands )		(in millions	)
Outstanding and unvested at October 3, 2008	105	$54.51
Granted (1)	122	$24.18	$3.0
Vested (2)	(67)	$50.83
Forfeited	(3)	$53.56

Outstanding and unvested at July 3, 2009	157	$32.63

(1)	Includes 63,000 shares for which vesting is subject to both a performance condition and continued service.
(2)	Includes shares tendered to the Company by employees in settlement of employee tax withholding obligations.

As of July 3, 2009, there was a total of $3.3 million in unrecognized share-based compensation expense related to restricted stock granted under the OSP. This expense will be recognized over the remaining weighted-average amortization period of 2.0 years.

Non-Employee Director Stock Units. Under the terms of the OSP, on the first business day following each annual meeting of the Company’s stockholders, each person then serving as a non-employee director is automatically granted stock units having an initial value of $45,000. The stock units will vest upon termination of

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the director’s service on the Board of Directors and will then be satisfied by the issuance of shares of the Company’s common stock. Each non-employee director who holds stock units does not have rights as a stockholder with respect to the shares issuable thereunder until such shares are paid out. The stock units are not transferable, except to the non-employee director’s designated beneficiary or estate in the event of his or her death. During both the first nine months ended July 3, 2009 and the first nine months ended June 27, 2008, the Company granted stock units with an aggregate value of $225,000 to non-employee members of its Board of Directors (of which there were five) and recognized the total value of $225,000 as share-based compensation expense at the time of grant in each of those respective periods.

Employee Stock Purchase Plan. During the fiscal quarter and nine months ended July 3, 2009, employees purchased approximately 34,000 shares for $0.7 million and 103,000 shares for $2.8 million, respectively, under the Company’s Employee Stock Purchase Plan (“ESPP”). During the fiscal quarter and nine months ended June 27, 2008, employees purchased approximately 20,000 shares for $1.0 million and 61,000 shares for $3.1 million, respectively, under the ESPP. As of July 3, 2009, a total of approximately 85,000 shares remained available for issuance under the ESPP.

Stock Repurchase Programs. In February 2008, the Company’s Board of Directors approved a stock repurchase program under which the Company is authorized to utilize up to $100 million to repurchase shares of its common stock. This repurchase program is effective through December 31, 2009. During the fiscal quarter ended July 3, 2009, the Company did not repurchase any shares of its common stock under this authorization. During the nine months ended July 3, 2009, the Company repurchased and retired 344,100 shares of its common stock under this authorization at an aggregate cost of $7.1 million. As of July 3, 2009, the Company had remaining authorization to repurchase $37.5 million of its common stock under this program. However, under the terms of the Merger Agreement with Agilent, the Company is generally prohibited from repurchasing any shares of its common stock without the prior consent of Agilent.

Other Stock Repurchases. During the fiscal quarter and nine months ended July 3, 2009, the Company repurchased and retired 4,000 and 15,000 shares, respectively, tendered to it by employees in settlement of employee tax withholding obligations due from those employees upon the vesting of restricted stock.

Note 15.	Investments in Privately Held Companies

The Company has equity investments in privately held companies which, because of its ownership interest and other factors, are carried at cost. The Company monitors these investments for impairment.

During the second quarter of fiscal year 2008, the Company became aware of information which raised substantial doubt about the ability of a small, privately held company in which the Company held a cost-method equity investment to continue as a going concern. Based on this information, the Company determined that the fair value of its investment had declined and that the decline was other-than-temporary. As a result, the Company wrote off the entire $3.0 million carrying value of its investment via an impairment charge in that period.

Note 16.	Income Taxes

The Company’s U.S. federal, state and local and foreign income tax returns are subject to audit by relevant tax authorities. Although the timing and outcome of income tax audits is highly uncertain, the Company has recorded liabilities for associated unrecognized tax benefits. The effective tax rate for the fiscal quarter ended July 3, 2009 and for the fiscal quarter ended June 27, 2008, reflects a net tax benefit of $1.2 million and $1.1 million, respectively, due to the reduction of unrecognized tax benefits resulting from the lapse of certain

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

statures of limitations. It is possible that certain unrecognized tax benefits could decrease by $0.8 million in the next twelve months due to the lapse of certain statutes of limitation and result in a reduction in income tax expense. Any such reduction could be impacted by other changes in unrecognized tax benefits.

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

For the fiscal quarter and nine months ended July 3, 2009, options to purchase 1,760,000 and 1,795,000 shares, respectively, were excluded from the calculation of diluted earnings per share as their effect was anti-dilutive. For the fiscal quarter and nine months ended June 27, 2008, options to purchase 282,000 and 256,000 shares, respectively, were excluded from the calculation of diluted earnings per share as their effect was anti-dilutive.

A reconciliation of weighted-average basic shares outstanding to weighted-average diluted shares outstanding follows:

	Fiscal Quarter Ended		Nine Months Ended
	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008
(in thousands)
Weighted-average basic shares outstanding	28,651	29,340	28,786	29,833
Net effect of dilutive potential common stock	140	388	138	476

Weighted-average diluted shares outstanding	28,791	29,728	28,924	30,309

Note 18.	Industry Segments

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

	Sales		Sales
	Fiscal Quarter Ended		Nine Months Ended
	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008
(in millions)
Scientific Instruments	$167.9	$200.7	$510.6	$602.1
Vacuum Technologies	28.7	43.7	99.7	127.9

Total industry segments	$196.6	$244.4	$610.3	$730.0

	Pretax Earnings		Pretax Earnings
	Fiscal Quarter Ended		Nine Months Ended
	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008
(in millions)
Scientific Instruments	$16.0	$12.2	$44.8	$54.5
Vacuum Technologies	5.6	7.8	19.2	24.3

Total industry segments	21.6	20.0	64.0	78.8
General corporate	(3.1)	(2.6)	(10.1)	(10.2)
Impairment of private company equity investment	—	—	—	(3.0)
Interest income	0.3	1.2	1.3	4.9
Interest expense	(0.4)	(0.4)	(1.1)	(1.3)

Total pretax earnings	$18.4	$18.2	$54.1	$69.2

Note 19.	Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted SFAS 157 effective October 4, 2008 with the exception of the application of the statement to nonrecurring nonfinancial assets and nonfinancial liabilities (see Note 4). The Company does not expect the adoption of the provisions deferred by FSP 157-2 in the first quarter of fiscal year 2010 to have a material impact on its financial condition or results of operations.

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations, (“SFAS 141(R)”). SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations but also provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also requires the recognition of assets acquired and liabilities assumed arising from contingencies, the capitalization of in-process research and development at fair value, and the expensing of acquisition-related costs as incurred. SFAS 141(R) also requires that certain tax contingencies and adjustments to valuation allowances

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

related to business combinations, which previously were adjusted to goodwill, must be adjusted to income tax expense, regardless of the date of the original business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company does not expect its adoption in the first quarter of fiscal year 2010 to have a material impact on the Company’s financial condition or results of operations. However, in the event that the Company completes acquisitions subsequent to its adoption of SFAS 141(R), the application of its provisions will likely have a material impact on the Company’s results of operations, although the Company is not currently able to estimate the impact.

In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which amends the accounting prescribed in SFAS 141(R) for assets and liabilities arising from contingencies in business combinations. FSP FAS 141(R)-1 requires pre-acquisition contingencies to be recognized at fair value if fair value can be reasonably determined during the measurement period. If fair value cannot be reasonably determined, the FSP requires measurement based on the recognition and measurement criteria of SFAS 5, Accounting for Contingencies. FSP 141(R)-1 is effective for fiscal years beginning after December 15, 2008. The Company does not expect its adoption in the first quarter of fiscal year 2010 to have a material impact on the Company’s financial condition or results of operations. However, in the event that the Company completes acquisitions subsequent to its adoption of FSP 141(R)-1, the application of its provisions will likely have a material impact on the Company’s results of operations, although the Company is not currently able to estimate the impact.

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

In June 2009, the FASB issued SFAS 168, The FASB Accounting Standard Codification and the Hierarchy of the Generally Accepted Accounting Principles—a replacement of SFAS No. 162. SFAS 168 establishes the FASB Accounting Standards Codification as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS 168 is effective for financial statements issued for interim and annual periods ending on or after September 15, 2009. The Company will update its disclosures to conform to the Codification in its Annual Report on Form 10-K for the fiscal year ending October 2, 2009. The Company does not expect the adoption of SFAS 168 to have a material impact on its financial condition or results of operations. However, because the Codification completely replaces existing standards, it will affect the way U.S. GAAP is referenced in the Notes to the Consolidated Financial Statements.

Note 20.	Subsequent Event

In accordance with SFAS 165, the Company has evaluated subsequent events through August 11, 2009, which represents the date the financial statements were issued and concluded that except for the following, no material subsequent events have occurred that would require recognition in the Unaudited Condensed Consolidated Financial Statements or disclosure in the Notes to the Unaudited Condensed Consolidated Financial Statements.

On July 26, 2009, Varian, Inc., a Delaware corporation (“Varian”), Agilent Technologies, Inc., a Delaware corporation (“Agilent”), and Cobalt Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Agilent (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Merger Sub will, subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, merge with and into Varian and Varian will survive the merger and continue as a wholly owned subsidiary of Agilent (the “Merger”).

Pursuant to the terms of the Merger Agreement and subject to the conditions thereof, at the effective time of the Merger (the “Effective Time”), each share of common stock of Varian issued and outstanding immediately prior to the Effective Time will be converted into the right to receive $52.00 in cash, without interest.

Varian and Agilent have made certain representations, warranties and covenants in the Merger Agreement, including, among others, covenants that, subject to certain exceptions, (i) Varian will conduct its business in the ordinary course consistent with past practice, and refrain from taking specified actions, during the period between the execution of the Merger Agreement and the Effective Time, (ii) the Board of Directors of Varian will recommend to its stockholders adoption of the Merger Agreement, and (iii) Varian will not solicit, initiate, seek or knowingly encourage or facilitate, any inquiry, proposal or offer from, furnish non-public information to, or participate in any discussions with, or enter into any agreement with, any person or group regarding any alternative transaction.

The completion of the Merger is subject to various closing conditions, including obtaining the approval of Varian’s stockholders and receiving antitrust approvals (including under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended).

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Merger Agreement contains certain termination rights for both Varian and Agilent and further provides that, upon termination of the Merger Agreement under specified circumstances, Varian may be required to pay Agilent a termination fee of $46 million.

The Boards of Directors of Varian and Agilent have approved the Merger and the Merger Agreement. In addition, concurrently with the execution of the Merger Agreement, all directors and certain executive officers of Varian, who together held less than 1% of Varian’s outstanding common stock as of July 26, 2009, have entered into voting agreements whereby they agree among other things to vote all shares of Varian common stock held by them in favor of the adoption of the Merger Agreement.

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

We caution investors that forward-looking statements are only our current expectations about future events. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict. Our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements. Some of the important factors that could cause our results to differ are discussed in Item 1A—Risk Factors in our Annual Report on Form 10-K for the fiscal year ended October 3, 2008 and in Item 1A—Risk Factors in this Quarterly Report on Form 10-Q. We encourage you to read these sections carefully.

Other risks and uncertainties that could cause actual results to differ materially from those in our forward-looking statements include, but are not limited to, the following: when and how quickly global economic conditions improve, and whether conditions worsen before they improve, whether we will succeed in new product development, release, commercialization, performance and acceptance; whether we can achieve growth in sales for life science, environmental, energy and/or applied research and other applications; whether we can achieve sales growth in Europe, North America and/or Latin America; risks arising from the timing of shipments, installations and the recognition of revenues on certain research products, including nuclear magnetic resonance (“NMR”) spectroscopy systems, magnetic resonance (“MR”) imaging systems and fourier transform mass spectrometry (“FTMS”) systems and superconducting magnets; the impact of shifting product mix on profit margins; competitive products and pricing; economic conditions in our various product and geographic markets; whether we will see continued and timely delivery of key raw materials and components by suppliers; foreign currency fluctuations that could adversely impact revenue growth and/or earnings; whether we will see continued investment in capital equipment, in particular given the global liquidity and credit crisis; whether we will see reduced demand from customers that operate in cyclical industries; whether the global liquidity and credit crisis will impact the collectability of accounts receivable from our customers; the extent and timing of government funding for research; our ability to successfully integrate acquisitions; the actual costs, timing and benefits of restructuring activities (such as the employee reductions and other actions announced on January 16, 2009 and our Northern California operations consolidation) and other efficiency improvement activities (such as our global procurement, lower-cost manufacturing and outsourcing initiatives); variability in our effective income tax rate (due to factors including the timing and amount of discrete tax events and changes to unrecognized tax benefits); the timing and amount of share-based compensation; the ability of our company and Agilent Technologies, Inc. (“Agilent”) to complete the announced acquisition of our company by Agilent (the “Merger”); the affect on our business operations and financial results of the announcement, the pendency, and activities relating to the completion of the Merger; the affect of certain restrictions on our ability to conduct our business under the Merger Agreement with Agilent; and other risks detailed from time to time in our filings with the U.S. Securities and Exchange Commission (the “SEC”). We undertake no special obligation to update any forward-looking statements, whether in response to new information, future events or otherwise.

Revision of Prior Period Financial Statements

During the fiscal quarter ended July 3, 2009, we identified a clerical error related to the calculation of the fiscal year 2008 income tax provision. The impact of this error was an understatement of income tax expense and an overstatement of consolidated net earnings of $1.3 million during the fiscal quarter and fiscal year ended October 3, 2008. The error also resulted in an overstatement of current deferred tax assets and retained earnings of $1.3 million at October 3, 2008, January 2, 2009 and April 3, 2009. We assessed the materiality of this error in accordance with the SEC’s Staff Accounting Bulletin 99 and concluded that the previously issued financial statements are not materially misstated. In accordance with the SEC’s Staff Accounting Bulletin 108, we have corrected the immaterial error by revising the prior period financial statements. Accordingly, the October 3, 2008 balance sheet presented herein has been revised to correct for the immaterial error and this revision will be presented prospectively in future filings. The revision did not impact net cash provided by operating activities or net cash used in investing activities or financing activities for the fiscal year ended October 3, 2008 or for the nine months ended July 3, 2009.

Results of Operations

Third Quarter of Fiscal Year 2009 Compared to Third Quarter of Fiscal Year 2008

Segment Results

For financial reporting purposes, our operations are grouped into two reportable business segments: Scientific Instruments and Vacuum Technologies. The following table presents comparisons of our sales and operating earnings for each of those segments and in total for the third quarters of fiscal years 2009 and 2008:

	Fiscal Quarter Ended				Increase (Decrease)
	July 3, 2009		June 27, 2008
	$	% of Sales	$	% of Sales	$	%
(dollars in millions)
Sales by Segment:
Scientific Instruments	$167.9	85.4%	$200.7	82.1%	$(32.8)	(16.4)%
Vacuum Technologies	28.7	14.6	43.7	17.9	(15.0)	(34.3)

Total company	$196.6	100.0%	$244.4	100.0%	$(47.8)	(19.6)%

Operating Earnings by Segment:
Scientific Instruments	$16.0	9.5%	$12.2	6.1%	$3.8	31.2%
Vacuum Technologies	5.6	19.3	7.8	17.7	(2.2)	(28.4)

Total segments	21.6	11.0	20.0	8.2	1.6	8.0
General corporate	(3.1)	(1.6)	(2.6)	(1.1)	(0.5)	(19.2)

Total company	$18.5	9.4%	$17.4	7.1%	$1.1	6.4%

Scientific Instruments. The decrease in Scientific Instruments sales was primarily attributable to lower sales volume of our analytical instruments products and the negative impact of the stronger U.S. dollar on reported revenues. The lower volume was primarily due to the impact of continued global economic weakness on capital equipment spending.

Scientific Instruments operating earnings for the third quarter of fiscal year 2009 included acquisition-related intangible amortization of $1.7 million and restructuring and other related costs of $0.7 million. In comparison, Scientific Instruments operating earnings for the third quarter of fiscal year 2008 included an acquisition-related in-process research and development charge of $1.5 million, acquisition-related intangible amortization of $2.4 million, amortization of $0.6 million related to inventory written up to fair value in connection with the acquisition of Oxford Diffraction Limited (“Oxford Diffraction”) and restructuring and other related costs of $1.7 million. Excluding the impact of these items, operating earnings increased as a percentage of sales due to the positive impact of efficiency improvements implemented in recent years, the benefits of cost reduction activities implemented during the second quarter of fiscal year 2009 and the stronger U.S. dollar (which was unfavorable to reported sales but favorable to reported operating margins). The positive impact of these factors was partially offset by the negative impact of lower sales volume during the third quarter of fiscal year 2009. Also, the third quarter of fiscal year 2008 included higher than usual transition costs related to the relocation of manufacturing activities for certain products and, to a lesser extent, transition costs relating to acquisitions completed in that quarter.

Vacuum Technologies. The decrease in Vacuum Technologies sales was driven mainly by lower sales volume of products for both industrial and life science applications, primarily due to the negative impacts of continued global economic weakness on capital equipment spending and the stronger U.S. dollar on reported revenues.

The increase in Vacuum Technologies operating earnings as a percentage of sales was primarily due to the positive impact of efficiency improvements implemented in recent years, the benefits from cost reduction activities implemented in the second quarter of fiscal year 2009 and the stronger U.S. dollar (which was unfavorable to reported sales but favorable to reported operating margins), partially offset by the negative impact of lower sales volume.

Consolidated Results

The following table presents comparisons of our sales and other selected consolidated financial results for the third quarters of fiscal years 2009 and 2008:

	Fiscal Quarter Ended				Increase (Decrease)
	July 3, 2009		June 27, 2008
	$	% of Sales	$	% of Sales	$	%
(dollars in millions, except per share data)
Sales	$196.6	100.0%	$244.4	100.0%	$(47.8)	(19.6)%

Gross profit	86.6	44.1	106.2	43.4	(19.6)	(18.4)

Operating expenses:
Selling, general and administrative	54.4	27.7	68.8	28.1	(14.4)	(20.9)
Research and development	13.7	7.0	18.5	7.6	(4.8)	(25.9)
Purchased in-process research and development	—	—	1.5	0.6	(1.5)	(100.0)

Total operating expenses	68.1	34.7	88.8	36.3	(20.7)	(23.2)

Operating earnings	18.5	9.4	17.4	7.1	1.1	6.4
Interest income	0.3	0.2	1.2	0.5	(0.9)	(100.0)
Interest expense	(0.4)	(0.2)	(0.4)	(0.2)	—	—
Income tax expense	(4.9)	(2.5)	(6.8)	(2.8)	1.9	(27.4)

Net earnings	$13.5	6.9%	$11.4	4.6%	$2.1	18.4%

Net earnings per diluted share	$0.47		$0.38		$0.09

Sales. As discussed under the heading Segment Results above, sales by our Scientific Instruments and Vacuum Technologies segments in the third quarter of fiscal year 2009 decreased by 16.4% and 34.3%, respectively, compared to the prior-year quarter. On a consolidated basis, sales declined 19.6% in the third quarter of fiscal year 2009. This decrease was primarily related to lower sales volume of a broad range of our analytical instruments and vacuum products due to the impact of continued global economic weakness on capital equipment spending. Reported sales were also negatively impacted by the stronger U.S. dollar, which strengthened approximately 9% on a weighted-average basis compared to other currencies in which we sell products and services.

For geographic reporting purposes, we use four regions—North America (excluding Mexico), Europe (including the Middle East and Africa), Asia Pacific (including India) and Latin America (including Mexico). Sales by geographic region in the third quarters of fiscal years 2009 and 2008 were as follows:

	Fiscal Quarter Ended				Increase (Decrease)
	July 3, 2009		June 27, 2008
	$	% of Sales	$	% of Sales	$	%
(dollars in millions)
Geographic Region
North America	$59.3	30.2%	$79.2	32.4%	$(19.9)	(25.1)%
Europe	75.1	38.2	98.1	40.1	(23.0)	(23.4)
Asia Pacific	53.4	27.1	51.5	21.1	1.9	3.5
Latin America	8.8	4.5	15.6	6.4	(6.8)	(43.3)

Total company	$196.6	100.0%	$244.4	100.0%	$(47.8)	(19.6)%

Sales volume decreased in North America, Europe and Latin America primarily due to the impact of continued global economic weakness on capital equipment spending. The sales increase in the Asia Pacific region (where strong sales growth in China was partially offset by sales declines in other parts of the region) was attributable to higher Scientific Instrument sales which was partially offset by decreased sales in Vacuum Technologies. In addition, reported sales outside North America were unfavorably impacted by the strengthening of the U.S. dollar against most major currencies compared to the third quarter of fiscal year 2008.

Gross Profit. Gross profit for the third quarter of fiscal year 2009 reflects the impact of $1.5 million in amortization expense relating to acquisition-related intangible assets and $0.5 million in restructuring and other related costs. In comparison, gross profit for the third quarter of fiscal year 2008 reflects the impact of $2.0 million in amortization expense relating to acquisition-related intangible assets, amortization of $0.6 million related to inventory written up to fair value primarily in connection with the acquisition of Oxford Diffraction and $0.5 million in restructuring and other related costs. Excluding the impact of these items, the increase in gross profit as a percentage of sales was primarily due to the stronger U.S. dollar (which was favorable to reported gross profit margins but unfavorable to reported sales), the positive impact of efficiency improvements (such as those resulting from lower-cost manufacturing, outsourcing and global procurement initiatives as well as facility relocations/closures) implemented in recent years, and the benefits from cost reduction activities implemented in the second quarter of fiscal year 2009. The positive impact of these factors was partially offset by the negative impact of lower sales volume.

Selling, General and Administrative. Selling, general and administrative expenses for the third quarter of fiscal year 2009 included $0.2 million in amortization expense relating to acquisition-related intangible assets and $0.1 million in restructuring and other related costs. In comparison, selling, general and administrative expenses for the third quarter of fiscal year 2008 included $0.4 million in amortization expense relating to acquisition-related intangible assets and $0.9 million in restructuring and other related costs. Excluding the impact of these items, selling, general and administrative expenses were essentially flat as a percentage of sales, with the favorable impact of the stronger U.S. dollar, cost savings achieved from restructuring activities implemented in recent years and lower costs relating to new product introductions and acquisitions offset by the negative impact of lower sales volume.

Research and Development. Research and development expenses for the third quarter of fiscal year 2008 reflect the impact of restructuring and other related costs of $0.3 million. Excluding the impact of this item, the decrease in research and development expenses as a percentage of sales was primarily due to the favorable impact of the stronger U.S. dollar in the third quarter of fiscal year 2009 and higher costs associated with new product introductions and product transition activities in the third quarter of fiscal year 2008.

Purchased In-Process Research and Development. In connection with the Oxford Diffraction acquisition in the third quarter of fiscal year 2008, we recorded a one-time charge of $1.5 million to immediately expense acquired in-process research and development related to projects that were in-process at the time of the acquisition.

Restructuring Activities. We have committed to several restructuring plans in order to improve operational efficiencies, centralize functions, reallocate resources and reduce operating costs. From the respective inception dates of these plans through July 3, 2009, we have incurred a total of $13.3 million in restructuring expense and a total of $8.4 million in other costs related directly to those plans (comprised primarily of employee retention and relocation costs and accelerated depreciation of assets disposed upon the closure of facilities).

The following table sets forth changes in our aggregate liability relating to all restructuring plans during the third quarter of fiscal year 2009:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at April 3, 2009	$4,250	$349	$4,599
(Reversals of) charges to expense, net	(105)	19	(86)
Cash payments	(1,650)	(3)	(1,653)
Foreign currency impacts and other adjustments	131	52	183

Balance at July 3, 2009	$2,626	$417	$3,043

Fiscal Year 2009 Second Quarter Plan. During the second quarter of fiscal year 2009, we committed to a plan to reduce our cost structure, primarily through headcount reductions, due to continuing uncertainties in the global economic environment. The plan involves the elimination of approximately 240 regular employees (primarily in North America and Europe and to a lesser extent Asia Pacific and Latin America) and 80 temporary positions in both the Scientific Instruments and Vacuum Technologies segments. In addition, the plan includes the closure of one small research and development/manufacturing facility in North America (Lake Forest, California) and two sales offices in Europe (Sweden and Switzerland). We expect these activities to be completed during fiscal year 2009.

Restructuring and other related costs to be incurred in connection with this plan are currently estimated to be between $7.0 million and $8.0 million, of which between $6.5 million and $7.0 million is expected to impact the Scientific Instruments segment and between $0.5 million and $1.0 million is expected to impact the Vacuum Technologies segment. The restructuring costs include one-time termination benefits for employees whose positions are being eliminated of between $6.0 million and $7.0 million and lease termination costs of $0.1 million (including future lease payments on vacated facilities). Other restructuring-related costs include employee retention and relocation costs of between $0.3 million and $0.5 million and facility-related relocation costs and accelerated depreciation of fixed assets to be disposed upon the closure of facilities of between $0.1 million and $0.3 million. Costs relating to restructuring activities recorded under this plan have been included in cost of sales, selling, general and administrative expenses and research and development expenses.

The following table sets forth changes in our restructuring liability relating to the foregoing plan during the third quarter of fiscal year 2009 as well as total restructuring expense and other restructuring-related costs recorded since the inception of the plan:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at April 3, 2009	$2,777	$—	$2,777
(Reversals of) charges to expense, net	(25)	19	(6)
Cash payments	(1,595)	(3)	(1,598)
Foreign currency impacts and other adjustments	110	—	110

Balance at July 3, 2009	$1,267	$16	$1,283

Total expense since inception of plan
(in millions)
Restructuring expense			$6.3

Other restructuring-related costs			$0.4

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

The following table sets forth changes in our restructuring liability relating to the foregoing plan during the third quarter of fiscal year 2009:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at April 3, 2009	$238	$—	$238
Charges to expense, net	16	—	16
Cash payments	(55)	—	(55)
Foreign currency impacts and other adjustments	14	—	14

Balance at July 3, 2009	$213	$—	$213

Total expense since inception of plan
(in millions)
Restructuring expense			$1.4

Other restructuring-related costs			$0.1

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

The following table sets forth changes in our restructuring liability relating to the foregoing plan during the third quarter of fiscal year 2009 as well as total restructuring expense and other restructuring-related costs recorded since the inception of the plan:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at April 3, 2009	$1,235	$—	$1,235
Reversals of expense, net	(96)	—	(96)
Cash payments	—	—	—
Foreign currency impacts and other adjustments	7	—	7

Balance at July 3, 2009	$1,146	$—	$1,146

Total expense since inception of plan
(in millions)
Restructuring expense			$3.8

Other restructuring-related costs			$7.2

The net reversals of restructuring expense of $0.1 million recorded during the third quarter of fiscal year 2009 were primarily due to adjustments to estimates for employee termination benefits. We also incurred $0.5 million in other restructuring-related costs during the quarter, which were comprised of $0.3 million in employee retention costs and $0.2 million in facilities-related costs (including decommissioning costs) and a non-cash charge for accelerated depreciation of assets to be disposed upon the closure of facilities.

Restructuring Cost Savings. The following table sets forth the estimated annual cost savings for each plan when they were initiated as well as where those cost savings were expected to be realized:

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

Interest Income. The decrease in interest income was primarily due to lower interest rates on invested cash during the third quarter of fiscal year 2009 compared to the third quarter of fiscal year 2008.

Income Tax Expense. The effective income tax rate was 26.9% for the third quarter of fiscal year 2009, compared to 37.5% for the third quarter of fiscal year 2008. The lower effective income tax rate in the third quarter of fiscal year 2009 was primarily due to lower U.S. taxes on foreign earnings, lower non-deductible compensation expense and a non-deductible in-process research and development charge related to the acquisition of Oxford Diffraction in April 2008. In addition, a larger decrease in unrecognized tax benefits due to the lapse of certain statutes of limitations positively impacted the effective income tax rate in the third quarter of fiscal year 2009 compared to the third quarter of fiscal year 2008.

Net Earnings. Net earnings for the third quarter of fiscal year 2009 reflect the after-tax impacts of $1.7 million in pre-tax acquisition-related intangible amortization and $0.6 million in pre-tax restructuring and other related costs. Net earnings for the third quarter of fiscal year 2008 reflect an acquisition-related in-process research and development charge of $1.5 million and the after-tax impacts of $2.4 million in acquisition-related intangible amortization, $0.6 million in amortization related to inventory written up to fair value in connection with the acquisition of Oxford Diffraction and $1.7 million in restructuring and other related costs. Excluding the after-tax impact of these items, the decrease in net earnings in the third quarter of fiscal year 2009 was primarily attributable to the negative impact of lower sales volume, partially offset by reduced operating expenses as a percentage of sales and a lower effective income tax rate.

First Nine Months of Fiscal Year 2009 Compared to First Nine Months of Fiscal Year 2008

Segment Results

The following table presents comparisons of our sales and operating earnings for each of our Scientific Instruments and Vacuum Technologies segments and in total for the first nine months of fiscal years 2009 and 2008:

	Nine Months Ended				Increase (Decrease)
	July 3, 2009		June 27, 2008
	$	% of Sales	$	% of Sales	$	%
(dollars in millions)
Sales by Segment:
Scientific Instruments	$510.6	83.7%	$602.1	82.5%	$(91.5)	(15.2)%
Vacuum Technologies	99.7	16.3	127.9	17.5	(28.2)	(22.0)

Total company	$610.3	100.0%	$730.0	100.0%	$(119.7)	(16.4)%

Operating Earnings by Segment:
Scientific Instruments	$44.8	8.8%	$54.5	9.1%	$(9.7)	(17.7)%
Vacuum Technologies	19.2	19.3	24.3	19.0	(5.1)	(20.7)

Total segments	64.0	10.5	78.8	10.8	(14.8)	(18.6)
General corporate	(10.1)	(1.7)	(10.2)	(1.4)	0.1	0.4

Total company	$53.9	8.8%	$68.6	9.4%	$(14.7)	(21.5)%

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

Scientific Instruments operating earnings for the first nine months of fiscal year 2009 included acquisition-related intangible amortization of $5.5 million and restructuring and other related costs of $8.5 million. In comparison, Scientific Instruments operating earnings for the first nine months of fiscal year 2008 included an acquisition-related in-process research and development charge of $1.5 million, acquisition-related intangible amortization of $6.1 million, amortization of $1.2 million related to inventory written up in connection with certain acquisitions and restructuring and other related costs of $4.2 million. Excluding the impact of these items, operating earnings increased as a percentage of sales due to the positive impact from efficiency improvements implemented in recent years, the benefits of cost reduction activities implemented in the second quarter of fiscal year 2009 and the stronger U.S. dollar (which was unfavorable to reported sales but favorable to reported operating margins). The positive impact of these factors was partially offset by the negative impact of lower sales volume during the first nine months of fiscal year 2009. Also, the first nine months of fiscal year 2008 included higher than usual costs related to the relocation of manufacturing activities for certain products and new product introductions.

Vacuum Technologies. The decrease in Vacuum Technologies sales was driven mainly by lower sales volume of products for both industrial and life science applications, primarily due to the negative impacts of continued global economic weakness on capital equipment spending and the stronger U.S. dollar on reported revenues.

Vacuum Technologies operating earnings for the first nine months of fiscal year 2009 included the impact of restructuring and other related costs of $0.8 million. Excluding the impact of these costs, the increase in Vacuum Technologies operating earnings as a percentage of sales was primarily due to the positive impact of efficiency improvements implemented in recent years, cost reduction activities implemented during the second quarter of fiscal year 2009 and the stronger U.S. dollar, partially offset by the negative impact of lower sales volume.

Consolidated Results

The following table presents comparisons of our sales and other selected consolidated financial results for the first nine months of fiscal years 2009 and 2008:

	Nine Months Ended				Increase (Decrease)
	July 3, 2009		June 27, 2008
	$	% of Sales	$	% of Sales	$	%
(dollars in millions, except per share data)
Sales	$610.3	100.0%	$730.0	100.0%	$(119.7)	(16.4)%

Gross profit	271.5	44.5	326.4	44.7	(54.9)	(16.8)

Operating expenses:
Selling, general and administrative	174.6	28.6	202.4	27.7	(27.8)	(13.7)
Research and development	43.0	7.1	53.9	7.4	(10.9)	(20.2)
Purchased in-process research and development	—	—	1.5	0.2	(1.5)	(100.0)

Total operating expenses	217.6	35.7	257.8	35.3	(40.2)	(15.6)

Operating earnings	53.9	8.8	68.6	9.4	(14.7)	(21.5)
Impairment of private company equity investment	—	—	(3.0)	(0.4)	3.0	100.0
Interest income	1.3	0.2	4.9	0.7	(3.6)	(73.9)
Interest expense	(1.1)	(0.2)	(1.3)	(0.2)	0.2	14.3
Income tax expense	(17.4)	(2.8)	(24.5)	(3.4)	7.1	28.9

Net earnings	$36.7	6.0%	$44.7	6.1%	$(8.0)	(18.0)%

Net earnings per diluted share	$1.27		$1.48		$(0.21)

Sales. As discussed under the heading Segment Results above, sales by our Scientific Instruments and Vacuum Technologies segments in the first nine months of fiscal year 2009 decreased by 15.2% and 22.0%, respectively, compared to the first nine months of fiscal year 2008. On a consolidated basis, sales declined 16.4% in the first nine months of fiscal year 2009. This decrease was primarily related to lower sales volume of a broad range of our products due to the impact of continued global economic weakness on capital equipment spending. Reported sales were also negatively impacted by the stronger U.S. dollar, which strengthened approximately 7% on a weighted-average basis compared to other currencies in which we sell products and services. Sales from businesses acquired in fiscal year 2008 positively impacted reported sales by approximately 1%.

Sales by geographic region in the first nine months of fiscal years 2009 and 2008 were as follows:

	Nine Months Ended				Increase (Decrease)
	July 3, 2009		June 27, 2008
	$	% of Sales	$	% of Sales	$	%
(dollars in millions)
Geographic Region
North America	$190.9	31.3%	$232.5	31.8%	$(41.6)	(17.9)%
Europe	236.9	38.8	299.3	41.0	(62.4)	(20.8)
Asia Pacific	148.9	24.4	153.1	21.0	(4.2)	(2.8)
Latin America	33.6	5.5	45.1	6.2	(11.5)	(25.5)

Total company	$610.3	100.0%	$730.0	100.0%	$(119.7)	(16.4)%

Other than Scientific Instruments sales into Asia Pacific (which were essentially flat with higher sales into China offset by lower sales into the rest of the region), sales volume decreased in all geographic regions for both Scientific Instruments and Vacuum Technologies products primarily due to the impact of continued global economic weakness on capital equipment spending. In addition, reported sales outside North America were unfavorably impacted by the strengthening of the U.S. dollar compared to the first nine months of fiscal year 2008.

Gross Profit. Gross profit for the first nine months of fiscal year 2009 reflects the impact of $4.6 million in amortization expense relating to acquisition-related intangible assets and $3.7 million in restructuring and other related costs. In comparison, gross profit for the first nine months of fiscal year 2008 reflects the impact of $4.9 million in amortization expense relating to acquisition-related intangible assets, amortization of $1.2 million related to inventory written up to fair value primarily in connection with certain acquisitions and $1.2 million in restructuring and other related costs. Excluding the impact of these items, gross profit as a percentage of sales increased slightly. The favorable impacts of the stronger U.S. dollar (which was favorable to reported gross profit margins but unfavorable to reported sales), the positive impact of efficiency improvements (such as those resulting from lower-cost manufacturing and outsourcing initiatives, global procurement initiatives, and facility relocations/closures) implemented in recent years, and the benefits from cost reduction activities implemented in the second quarter of fiscal year 2009 were largely offset by the negative impact of lower sales volume.

Selling, General and Administrative. Selling, general and administrative expenses for the first nine months of fiscal year 2009 included $0.9 million in amortization expense relating to acquisition-related intangible assets and $4.5 million in restructuring and other related costs. In comparison, selling, general and administrative expenses for the first nine months of fiscal year 2008 included $1.2 million in amortization expense relating to acquisition-related intangible assets and $2.3 million in restructuring and other related costs. Excluding the impact of these items, the increase in selling, general and administrative expenses as a percentage of sales was primarily due to the negative impact of lower sales volume, partially offset by the favorable impact of the stronger U.S. dollar and cost savings achieved from restructuring activities implemented in recent years including benefits from cost reduction activities implemented in the second quarter of fiscal year 2009.

Research and Development. Research and development expenses for the first nine months of fiscal year 2009 reflect the impact of $1.1 million in restructuring and other related costs. In comparison, research and development expenses for the first nine months of fiscal year 2008 reflect the impact of $0.8 million in restructuring and other related costs. Excluding the impact of these items, the decrease in research and development expenses as a percentage of sales was primarily due to the favorable impact of the stronger U.S. dollar in the first nine months of fiscal year 2009 and higher costs associated with new product introductions and product transition activities in the first nine months of fiscal year 2008.

Purchased In-Process Research and Development. In connection with the Oxford Diffraction acquisition in the third quarter of fiscal year 2008, we recorded a one-time charge of $1.5 million to immediately expense acquired in-process research and development related to projects that were in-process at the time of the acquisition.

Restructuring Activities. We have committed to several restructuring plans in order to improve operational efficiencies, centralize functions, reallocate resources and reduce operating costs. From the respective inception dates of these plans through July 3, 2009, we have incurred a total of $13.3 million in restructuring expense and a total of $8.4 million in other costs related directly to those plans (comprised primarily of employee retention and relocation costs and accelerated depreciation of assets disposed upon the closure of facilities).

The following table sets forth changes in our aggregate liability relating to all restructuring plans during the first nine months of fiscal year 2009:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at October 3, 2008	$1,840	$982	$2,822
Charges to (reversals of) expense, net	7,397	(298)	7,099
Cash payments	(6,811)	(223)	(7,034)
Foreign currency impacts and other adjustments	200	(44)	156

Balance at July 3, 2009	$2,626	$417	$3,043

Fiscal Year 2009 Second Quarter Plan. During the second quarter of fiscal year 2009, we committed to a plan to reduce our cost structure, primarily through headcount reductions, due to continuing uncertainties in the global economic environment.

The following table sets forth changes in our restructuring liability relating to the foregoing plan during the first nine months of fiscal year 2009 as well as total restructuring expense and other restructuring-related costs recorded since the inception of the plan:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at October 3, 2008	$—	$—	$—
Charges to expense, net	6,328	19	6,347
Cash payments	(5,238)	(3)	(5,241)
Foreign currency impacts and other adjustments	177	—	177

Balance at July 3, 2009	$1,267	$16	$1,283

Total expense since inception of plan
(in millions)
Restructuring expense			$6.3

Other restructuring-related costs			$0.4

The restructuring expense of $6.3 million recorded during the first nine months of fiscal year 2009 related to employee termination benefits, of which $5.7 million impacted the Scientific Instruments segment and $0.6 million impacted the Vacuum Technologies segment. We also incurred $0.4 million in other restructuring-related costs during the period, which impacted the Scientific Instruments segment and were comprised of $0.1 million in employee-related costs and a $0.3 million non-cash charge for accelerated depreciation of assets to be disposed upon the closure of facilities. These costs are expected to be settled by the end of fiscal year 2010.

Fiscal Year 2009 First Quarter Plan. During the first quarter of fiscal year 2009, we committed to a separate plan to reduce our employee headcount in order to reduce operating costs and increase margins.

The following table sets forth changes in our restructuring liability relating to the foregoing plan during the first nine months of fiscal year 2009:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at October 3, 2008	$—	$—	$—
Charges to expense, net	1,360	—	1,360
Cash payments	(1,183)	—	(1,183)
Foreign currency impacts and other adjustments	36	—	36

Balance at July 3, 2009	$213	$—	$213

Total expense since inception of plan
(in millions)
Restructuring expense			$1.4

Other restructuring-related costs			$0.1

The restructuring expense of $1.4 million recorded during the first nine months of fiscal year 2009 related to employee termination benefits of which $1.2 million impacted the Scientific Instruments segment and $0.2 million impacted the Vacuum Technologies segment. We also incurred $0.1 million in other employee-related costs during the period which impacted the Scientific Instruments segment.

Fiscal Year 2007 Plan. During the third quarter of fiscal year 2007, we committed to a plan to combine and optimize the development and assembly of most of our nuclear magnetic resonance (“NMR”) and mass spectrometry products, to further centralize related administration and other functions and to reallocate certain resources toward more rapidly growing product lines and geographies.

The following table sets forth changes in our restructuring liability relating to the foregoing plan during the first nine months of fiscal year 2009 as well as total restructuring expense and other restructuring-related costs recorded since the inception of the plan:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at October 3, 2009	$1,840	$551	$2,391
Reversals of expense, net	(291)	(317)	(608)
Cash payments	(390)	(220)	(610)
Foreign currency impacts and other adjustments	(13)	(14)	(27)

Balance at July 3, 2009	$1,146	$—	$1,146

Total expense since inception of plan
(in millions)
Restructuring expense			$3.8

Other restructuring-related costs			$7.2

The reversals of restructuring expense of $0.6 million recorded during the first nine months of fiscal year 2009 related to changes in estimates relating to certain employee termination benefits and the early cancellation of our lease agreement for a vacated facility. We also incurred $1.7 million in other restructuring-related costs during the first nine months of fiscal year 2009, which were comprised of $1.2 million in employee retention costs and $0.5 million in facilities-related costs including decommissioning costs and a non-cash charge for accelerated depreciation of assets to be disposed upon the closure of facilities.

Impairment of Private Company Equity Investment. During the first nine months of fiscal year 2008, we became aware of information which raised substantial doubt about the ability of a small, private company in which we held a cost-method equity investment to continue as a going concern. Based on this information, we determined that the fair value of our investment had declined and that the decline was other-than-temporary. As a result, we wrote off the entire $3.0 million carrying value via an impairment charge in that period.

Interest Income. The decrease in interest income was primarily due to lower interest rates on invested cash during the first nine months of fiscal year 2009 compared to the first nine months of fiscal year 2008.

Income Tax Expense. The effective income tax rate was 32.2% for the first nine months of fiscal year 2009, compared to 35.4% for the first nine months of fiscal year 2008. The lower effective income tax rate in the first nine months of fiscal year 2009 was primarily due to lower U.S. taxes on foreign earnings and lower non-deductible compensation expense. These factors were partially offset by the smaller benefit from a reduction in unrecognized tax benefits due to the lapse of certain statutes of limitations in the first nine months of fiscal year 2009 compared to the same benefit recognized in the first nine months of fiscal year 2008.

Net Earnings. Net earnings for the first nine months of fiscal year 2009 reflect the after-tax impacts of $5.5 million in pre-tax acquisition-related intangible amortization and $9.3 million in pre-tax restructuring and other related costs. Net earnings for the first nine months of fiscal year 2008 reflect an acquisition-related in-process research and development charge of $1.5 million and the after-tax impacts of an impairment of a private company equity investment of $3.0 million, $6.1 million in acquisition-related intangible amortization, $1.2 million in amortization related to inventory written up to fair value in connection with certain acquisitions and $4.2 million in restructuring and other related costs. Excluding the after-tax impact of these items, the decrease in net earnings in the first nine months of fiscal year 2009 was primarily attributable to the negative impact of lower sales volume.

Recent Developments. On July 26, 2009, Varian, Inc., a Delaware corporation (“Varian”), Agilent Technologies, Inc., a Delaware corporation (“Agilent”), and Cobalt Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Agilent (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Merger Sub will, subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, merge with and into Varian and Varian will survive the merger and continue as a wholly owned subsidiary of Agilent (the “Merger”).

Pursuant to the terms of the Merger Agreement and subject to the conditions thereof, at the effective time of the Merger (the “Effective Time”), each share of common stock of Varian issued and outstanding immediately prior to the Effective Time will be converted into the right to receive $52.00 in cash, without interest.

Varian and Agilent have made certain representations, warranties and covenants in the Merger Agreement, including, among others, covenants that, subject to certain exceptions, (i) Varian will conduct its business in the ordinary course consistent with past practice, and refrain from taking specified actions, during the period between the execution of the Merger Agreement and the Effective Time, (ii) the Board of Directors of Varian will recommend to its stockholders adoption of the Merger Agreement, and (iii) Varian will not solicit, initiate, seek or knowingly encourage or facilitate, any inquiry, proposal or offer from, furnish non-public information to, or participate in any discussions with, or enter into any agreement with, any person or group regarding any alternative transaction.

The completion of the Merger is subject to various closing conditions, including obtaining the approval of Varian’s stockholders and receiving antitrust approvals (including under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended).

The Merger Agreement contains certain termination rights for both Varian and Agilent and further provides that, upon termination of the Merger Agreement under specified circumstances, Varian may be required to pay Agilent a termination fee of $46 million.

The Boards of Directors of Varian and Agilent have approved the Merger and the Merger Agreement. In addition, concurrently with the execution of the Merger Agreement, all directors and certain executive officers of Varian, who together held less than 1% of Varian’s outstanding common stock as of July 26, 2009, have entered into voting agreements whereby they agree among other things to vote all shares of Varian common stock held by them in favor of the adoption of the Merger Agreement.

Outlook

The diversity of our products, the applications we serve and our worldwide distribution position us well. However, we are operating in difficult global economic conditions and are facing unprecedented economic uncertainties that make it difficult for us to project our near-term results of operations. We experienced a year-over-year decline in customer orders in each of the first three quarters of fiscal year 2009. We currently expect this order weakness and corresponding declines in revenue and earnings compared to fiscal year 2008 to continue for the remainder of the fiscal year. These conditions could further impact our business and have an adverse effect on our financial position, results of operations and/or cash flows. In addition, the announcement and pendency of the Merger could adversely affect our business, and we have incurred and will continue to incur legal and other expenses in connection with the pending Merger, either or both of which could have an adverse effect on our financial position, results of operations and/or cash flows.

Liquidity and Capital Resources

We generated $79.3 million of cash from operating activities in the first nine months of fiscal year 2009, compared to $59.6 million generated in the first nine months of fiscal year 2008. The increase in operating cash flows was primarily due to the favorable impact of decreased inventory and accounts receivable balances, partially offset by decreased net earnings after adjustments for non-cash income and expenses and decreased inventory-related liabilities. Inventory balances have declined primarily due to reduced inventory purchases to align with current revenue levels. The decrease in accounts receivable was primarily related to the timing of collections and lower sales.

We used $17.1 million of cash for investing activities in the first nine months of fiscal year 2009, which compares to $68.3 million used for investing activities in the first nine months of fiscal year 2008. The decrease in cash used for investing activities was primarily the result of lower acquisition-related payment activity and cash received for the surrender of a building sublease, partially offset by increased capital expenditures. In October 2008, we entered into an agreement with VMS under which we agreed to surrender to them the sublease for our facility in Palo Alto, California in exchange for $21.0 million in cash payments. We received a $5.0 million non-refundable first surrender payment under this agreement in the first quarter of fiscal year 2009 and will receive the remaining $16.0 million when we fully surrender the facility in the third quarter of fiscal year 2010. The higher capital expenditures during the first nine months of fiscal year 2009 were primarily related to the construction of our new IRD facility in Walnut Creek, California. The higher cash used for acquisition-related payments in the first nine months of fiscal year 2008 consisted primarily of cash consideration for the acquisition of the Analogix Business in November 2007 and Oxford Diffraction in April 2008.

We used $4.8 million of cash for financing activities in the first nine months of fiscal year 2009, which compares to $69.8 million used for financing activities in the first nine months of fiscal year 2008. Cash used for financing activities in the first nine months of fiscal year 2009 was lower primarily as a result of lower expenditures to repurchase and retire common stock (such expenditures were made in both periods as a result of an effort to reduce the number of outstanding common shares), partially offset by lower proceeds from the issuance of common stock due to lower stock option exercise volume.

We maintain relationships with banks in many countries from whom we sometimes obtain bank guarantees and short-term standby letters of credit. These guarantees and letters of credit relate primarily to advance payments and deposits made to our subsidiaries by customers for which separate liabilities are recorded in the unaudited condensed consolidated financial statements. As of July 3, 2009, a total of $21.2 million of these bank guarantees and letters of credit were outstanding. No amounts had been drawn by beneficiaries under these or any other outstanding guarantees or letters of credit as of that date.

As of both July 3, 2009 and October 3, 2008, we had an $18.8 million term loan outstanding with a U.S. financial institution at a fixed interest rate of 6.7%. The term loan contains certain covenants that limit future borrowings and the payment of cash dividends and require the maintenance of certain levels of working capital and operating results. We were in compliance with all restrictive covenants of the term loan agreement at July 3, 2009.

In connection with certain acquisitions, we have accrued a portion of the purchase price that has been retained to secure the sellers’ indemnification obligations. As of July 3, 2009, we had retained an aggregate of $1.4 million, which will become payable (net of any indemnification claims) between July and November 2009.

As of July 3, 2009, we had outstanding contingent consideration arrangements relating to acquired businesses. Amounts subject to these arrangements can be earned over the respective measurement period, depending on the performance of the acquired business relative to certain financial and operational targets.

The following table summarizes contingent consideration arrangements as of July 3, 2009:

Acquired Company/Business	Remaining Amount Available (maximum)	Measurement Period	Measurement Period End Date
	(in millions)
Oxford Diffraction Limited	$ 7.0	3 years	April 2011
Analogix Business	2.7	3 years	December 2010
Other	0.3	2 years	July 2010

Total	$10.0

The Company has outstanding contingent consideration arrangements related to an Asset Purchase Agreement. Remaining maximum contingent amounts under this agreement were $2.6 million as of July 3, 2009.

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

As discussed above under the heading Restructuring Activities, in April 2007, we committed to a plan to combine and optimize the development and assembly of most of our NMR and mass spectrometry products, to further centralize related administration and other functions and to reallocate certain resources toward more rapidly growing product lines and geographies. In connection with this plan, we expect to make capital expenditures of approximately $30 million, of which $26.1 million has been spent through July 3, 2009. These capital expenditures began in the fourth quarter of fiscal year 2007 and will continue through fiscal year 2009.

As of July 3, 2009, we had cancelable commitments to a contractor for capital expenditures totaling approximately $2.4 million relating to the construction of our new IRD center in Walnut Creek, California. In the event that these commitments are canceled for reasons other than the contractor’s default, we may be responsible for reimbursement of actual costs incurred by the contractor. We had no material non-cancelable commitments for capital expenditures as of July 3, 2009. In the aggregate, we currently anticipate that our capital expenditures will be approximately 3.0% of sales for fiscal year 2009.

In connection with all of our restructuring plans, we expect to make cash payments for restructuring and other related costs totaling between approximately $9 million and $11 million during fiscal year 2009, of which $8.7 million was paid during the first nine months of fiscal year 2009.

In February 2008, our Board of Directors approved a stock repurchase program under which we are authorized to utilize up to $100 million to repurchase shares of our common stock. This repurchase program is effective through December 31, 2009. During the first nine months of fiscal year 2009, we repurchased and retired 344,100 shares under this authorization at an aggregate cost of $7.1 million. As of July 3, 2009, we had remaining authorization to repurchase $37.5 million of our common stock under this repurchase program. However, under the terms of the Merger Agreement with Agilent, we are generally prohibited from repurchasing any shares of our common stock without the prior consent of Agilent.

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

We have no material exposure to market risk for changes in interest rates or investment valuations. Our outstanding debt carries a fixed interest rate, and we invest our excess cash primarily in depository accounts and money market funds at various financial institutions. While we have not historically needed to borrow to support working capital or capital expenditure requirements, there is no assurance that we might not need to borrow to support these requirements given global economic conditions. This could adversely affect our ability to complete acquisitions.

We nonetheless believe that cash generated from operations, together with our current cash and cash equivalents balances and current borrowing capability, will be sufficient to satisfy our cash requirements for the next 12 months. There can be no assurance, however, that our business will continue to generate cash flows at current levels or that credit will be available to us if and when needed. Future operating performance and our ability to obtain credit will be subject to future economic conditions and to financial, business and other factors, including the affect of the pendency of the Merger.

Contractual Obligations and Other Commercial Commitments

The following table summarizes the amount and estimated timing of future cash expenditures relating to principal and interest payments on outstanding long-term debt, minimum rentals due for certain facilities and other leased assets under long-term, non-cancelable operating leases and other long-term liabilities as of July 3, 2009:

	Fiscal Quarter Ending Oct. 2, 2009	Fiscal Years						Total
		2010	2011	2012	2013	2014	Thereafter
(in thousands)
Operating leases	$2,160	$6,990	$4,296	$2,480	$1,881	$1,357	$1,869	$21,033
Long-term debt (including current portion)	—	6,250	—	6,250	—	6,250	—	18,750
Interest on long-term debt	314	1,152	838	733	419	314	—	3,770
Other long-term liabilities	—	2,919	4,090	4,135	3,234	2,813	21,278	38,469

Total	$2,474	$17,311	$9,224	$13,598	$5,534	$10,734	$23,147	$82,022

As of July 3, 2009, we did not have any off-balance sheet commercial commitments that could result in a significant cash outflow upon the occurrence of some contingent event, except for contingent payments of up to a maximum of $10.0 million related to acquisitions and $2.6 million related to an Asset Purchase Agreement as discussed under Liquidity and Capital Resources above, the specific amounts of which are not currently determinable.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We adopted SFAS 157 effective October 4, 2008 with the exception of the application of the statement to nonrecurring nonfinancial assets and nonfinancial liabilities (see Note 4). We do not expect the adoption of the provisions deferred by FSP 157-2 in the first quarter of fiscal year 2010 to have a material impact on our financial condition or results of operations.

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

In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which amends the accounting prescribed in SFAS 141(R) for assets and liabilities arising from contingencies in business combinations. FSP FAS 141(R)-1 requires pre-acquisition contingencies to be recognized at fair value if fair value can be reasonably determined during the measurement period. If fair value cannot be reasonably determined, the FSP requires measurement based on the recognition and measurement criteria of SFAS 5, Accounting for Contingencies. FSP 141(R)-1 is effective for fiscal years beginning after December 15, 2008. We do not expect its adoption in the first quarter of fiscal year 2010 to have a material impact on our financial condition or results of operations. However, in the event that we complete acquisitions subsequent to our adoption of FSP 141(R)-1, the application of its provisions will likely have a material impact on our results of operations, although we are not currently able to estimate that impact.

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

In June 2009, the FASB issued SFAS 168, The FASB Accounting Standard Codification and the Hierarchy of the Generally Accepted Accounting Principles—a replacement of SFAS No. 162. SFAS 168 establishes the FASB Accounting Standards Codification as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS 168 is effective for financial statements issued for interim and annual periods ending on or after September 15, 2009. We will update our disclosures to conform to the Codification in our Annual Report on Form 10-K for the fiscal year ending October 2, 2009. We do not expect the adoption of SFAS 168 to have a material impact on our financial condition or results of operations. However, because the Codification completely replaces existing Standards, it will affect the way U.S. GAAP is referenced in our Notes to the Consolidated Financial Statements.

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

During the first nine months of fiscal year 2009, we were not party to any foreign exchange forward contracts designated as cash flow hedges of forecasted transactions.

Our foreign exchange forward contracts generally do not extend beyond one month in original maturity. A summary of all foreign exchange forward contracts that were outstanding as of July 3, 2009 follows:

	Notional Value Sold	Notional Value Purchased
(in thousands)
Australian dollar	$—	$49,045
British pound	—	12,614
Euro	9,055	—
Swiss franc	—	5,314
Japanese yen	5,143	—
Canadian dollar	2,085	—
Korean won	1,774	—
Indian rupee	1,213	—
Singapore dollar	1,198	—

Total	$20,468	$66,973

Interest Rate Risk. We have no material exposure to market risk for changes in interest rates. We invest any excess cash primarily in depository accounts and money market funds, and changes in interest rates would not be material to our financial condition or results of operations. We enter into debt obligations principally to support general corporate purposes, including working capital requirements, capital expenditures and acquisitions. At July 3, 2009, our debt obligations had fixed interest rates.

Based upon rates currently available to us for debt with similar terms and remaining maturities, the carrying amounts of long-term debt approximate their estimated fair values. Although payments under certain of our operating leases for our facilities are tied to market indices, we are not exposed to material interest rate risk associated with our operating leases.

Debt Obligations.

Principal Amounts and Related Weighted-Average Interest Rates By Year of Maturity

	Fiscal Quarter Ending Oct. 2, 2009	Fiscal Years						Total
		2010	2011	2012	2013	2014	Thereafter
(in thousands)
Long-term debt (including current portion)	$—	$6,250	$—	$6,250	$—	$6,250	$—	$18,750
Average interest rate	—%	6.7%	—%	6.7%	—%	6.7%	—%	6.7%

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

If any of these assumptions were to change, our net periodic pension cost would also change. We incurred net periodic pension cost relating to our defined benefit pension plans of $1.5 million in fiscal year 2008, $2.3 million in fiscal year 2007 and $2.3 million in fiscal year 2006, and expect our net periodic pension cost to be approximately $1.4 million in fiscal year 2009. A 100 basis point decrease in the weighted-average estimated return on plan assets or assumed discount rate would increase our net periodic pension cost for fiscal year 2009 by $1.0 million or $0.4 million, respectively. As of October 3, 2008, our projected benefit obligation relating to defined benefit pension plans was $47.7 million. A 100 basis point decrease in the weighted-average estimated discount rate would increase this obligation by $9.8 million.

During the second quarter of fiscal year 2009, the Company ceased future benefit accruals to a defined benefit pension plan in the United Kingdom. In connection with this action, the Company recorded a curtailment loss of $0.1 million during the second quarter of fiscal year 2009.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our Chief Executive Officer and the Chief Financial Officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q (for the period ended July 3, 2009), our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the third quarter of our fiscal year 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, we encourage you to carefully consider the factors discussed in Item 1A—Risk Factors presented in our Annual Report on Form 10-K for the fiscal year ended October 3, 2008, which have not materially changed other than as set forth below. The following additional risks, which could materially affect our business, financial condition or future results, are not the only risks we face. Further risks and uncertainties not currently known to us or that we currently deem to be immaterial might also affect our business, financial condition or results of operations.

The announcement and pendency of our agreement to be acquired by Agilent could adversely affect our business. On July 26, 2009, we entered into an Agreement and Plan Merger (the “Merger Agreement”) with Agilent Technologies, Inc. (“Agilent”) pursuant to which a wholly-owned subsidiary of Agilent will, subject to the satisfaction or waiver of the conditions contained in the Merger Agreement, merge with and into the Company, and the Company will be the successor or surviving corporation of the merger and will become a wholly owned subsidiary of Agilent (“the Merger”). Pursuant to the terms of the Merger Agreement and subject to the satisfaction or waiver of the closing conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of the Company’s common stock issued and outstanding immediately prior to the Effective Time will be converted into the right to receive $52.00 in cash, without interest. The announcement and pendency of the Merger could adversely affect our business, and we have incurred and will continue to incur legal and other expenses in connection with the pending Merger, either or both of which would have an adverse effect on our financial condition or results of operations. In addition, the announcement and pendency of the Merger could cause disruptions in our business, including affecting our relationship with our customers, vendors and employees, which could have an adverse effect on our financial condition and results of operations.

The failure to complete the Merger could adversely affect our business. There is no assurance that the Merger with Agilent will occur. If the Merger is not completed, the share price of our common stock will change to the extent that the current market price of our common stock reflects an assumption that a transaction will be completed. In addition, under circumstances defined in the Merger Agreement, we might be required to pay a termination fee of $46 million.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) During the fiscal quarter ended July 3, 2009, the Company repurchased and retired 4,000 shares tendered to it by employees in settlement of employee tax withholding obligations due from those employees upon the vesting of restricted stock.

Item 6.	Exhibits

(a) Exhibits.

		Incorporated by Reference			Filed Herewith
Exhibit No.	Exhibit Description	Form	Date	Exhibit Number

2.1	Agreement and Plan of Merger dated as of July 26, 2009, by and among Agilent Technologies, Inc., Varian, Inc. and Cobalt Acquisition Corp.	8-K	July 27, 2009	2.1

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARIAN, INC. (Registrant)

Date: August 11, 2009	By:	/S/ G. EDWARD MCCLAMMY
G. Edward McClammy Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)