Form 10-K
period 2009-10-02
VARIAN INC
filed 2009-11-25
CIK 1079028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 2, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 000-25393

VARIAN, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	77-0501995
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

3120 Hansen Way, Palo Alto, California	94304-1030
(Address of principal executive offices)	(Zip Code)

(650) 213-8000

(Telephone number)

Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Name of each exchange on which registered)
Common Stock, $0.01 par value	The Nasdaq Stock Market LLC (NASDAQ Global Select Market)

Securities registered pursuant to Section 12(g) of the Act:

None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant based upon the closing sale price of the Common Stock on April 3, 2009, as reported by the Nasdaq Global Select Market, was approximately $698,111,000.

The number of shares of the registrant’s Common Stock outstanding as of November 20, 2009 was approximately 29,012,000.

Documents Incorporated by Reference:
Document Description	10-K Part
Certain sections, identified by caption, of the definitive Proxy Statement for the registrant’s 2010 Annual Meeting of Stockholders (the “Proxy Statement”)	III

VARIAN, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED OCTOBER 2, 2009

PART I

Caution Regarding Forward-Looking Statements

Throughout this Report, and particularly in Item 1—Business, Item 1A—Risk Factors and Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, there are forward-looking statements that are based upon our current expectations, estimates and projections, and that reflect our beliefs and assumptions based on information available to us at the date of this Report. In some cases, you can identify these statements by words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” and other similar terms. These forward-looking statements include (but are not limited to) those relating to the timing and amount of anticipated restructuring costs and related cost savings, whether and when backlog will result in actual sales, and capital expenditures in fiscal year 2010.

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

Other risks and uncertainties that could cause actual results to differ materially from those in our forward-looking statements include, but are not limited to, the following: the pace and extent of improvements in global economic conditions; whether we will succeed in new product development, release, commercialization, performance and acceptance; whether we can achieve growth in sales for life science, environmental, energy, and/or applied research and other applications; whether we can achieve sales growth in Europe, North America and/or Latin America; risks arising from the timing of shipments, installations and the recognition of revenues on certain research products, including nuclear magnetic resonance (“NMR”) spectroscopy systems, magnetic resonance (“MR”) imaging systems and fourier transform mass spectrometry (“FTMS”) systems and superconducting magnets; the impact of shifting product mix on profit margins; competitive products and pricing; economic conditions in our various product and geographic markets; whether we will see continued and timely delivery of key raw materials and components by suppliers; foreign currency fluctuations that could adversely impact revenue growth and/or earnings; whether we will see continued investment in capital equipment, in particular given global liquidity and credit conditions; demand from customers that operate in cyclical industries; the extent to which global liquidity and credit conditions impact the collectability of accounts receivable from our customers; the extent and timing of government funding for research; the actual costs, timing and benefits of restructuring activities (such as the employee reductions and other actions announced in January 2009 and our Northern California operations consolidation) and other efficiency improvement activities (such as our global procurement, lower-cost manufacturing and outsourcing initiatives); the timing and amount of share-based compensation; the ability of our company and Agilent Technologies, Inc. (“Agilent”) to complete the announced acquisition of our company by Agilent (the “Merger”); the affect on our business operations and financial results of the announcement, the pendency, and activities relating to the completion of the Merger; the affect of certain restrictions on our ability to conduct our business under the Merger agreement with Agilent; and other risks detailed from time to time in our filings with the U.S. Securities and Exchange Commission (the “SEC”). We undertake no special obligation to update any forward-looking statements, whether in response to new information, future events or otherwise.

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

On July 26, 2009, Varian, Agilent Technologies, Inc., a Delaware corporation (“Agilent”) and Cobalt Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Agilent (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Merger Sub will, subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, merge with and into Varian and Varian will survive the merger and continue as a wholly owned subsidiary of Agilent (the “Merger”). Pursuant to the terms of the Merger Agreement and subject to the conditions thereof, at the effective time of the Merger (the “Effective Time”), each share of common stock of Varian issued and outstanding immediately prior to the Effective Time will be converted into the right to receive $52.00 in cash, without interest. On October 5, 2009, Varian’s stockholders approved the Merger. The Merger remains subject to regulatory approvals and the satisfaction or waiver of certain other closing conditions.

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

Scientific Instruments Products

Our Scientific Instruments segment designs, develops, manufactures, markets, sells and services products used in a broad range of life science (such as pharmaceutical), environmental, energy, and applied research and other applications requiring identification, quantification and analysis of the elemental, molecular, physical or biological composition or structure of liquids, solids or gases. These products include analytical instruments (primarily mass spectrometers, chromatography instruments, optical spectroscopy instruments and dissolution testing equipment), research products (including nuclear magnetic resonance (“NMR”), spectroscopy systems, magnetic resonance (“MR”) imaging systems, Fourier Transform mass spectrometry (“FTMS”) systems, X-ray crystallography systems and superconducting magnets used in certain of these and other scientific instruments), consumable products

(including columns for gas and liquid chromatography and products for the preparation of samples prior to analysis by gas and liquid chromatography) and related software, accessories and services.

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

Certain of our software products are used to automate, process, collect, manage, analyze and store data generated by analytical instruments, and are often used for regulatory compliance purposes with respect to such data. These products include chromatography data systems that allow users to control LC and GC instruments from multiple suppliers on a single platform and other software products tailored to specific instruments and applications.

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

Certain of our software products are used to automate, process, collect, manage and store data generated by research products. These products include NMR and MR imaging data acquisition, processing, analysis and display software for our complete line of NMR and MR imaging systems, FTMS and X-ray crystallography systems, and other software products tailored to specific instruments and applications.

Our consumable products are used in numerous laboratory applications and include: sample preparation consumables such as solid phase extraction (“SPE”) and filtration products used in tube formats to clean up and extract complex samples for toxicology and environmental applications and in 96-well plate formats for drug discovery and clinical research applications; micro volume SPE pipette tips used in protein research; polymeric particles used in the synthesis and purification of therapeutic compounds, and for clinical diagnostic applications; HPLC and GC columns used to separate target analytes prior to UV detection or mass spectrometry analysis; HPLC columns and media used in health science applications for the analysis of thermally labile compounds; GC columns used in various applications for the analysis and purification of thermally stabile compounds; GPC columns and standards for the analysis of polymers; flash chromatography consumables used in early stage drug research; and other HPLC and GC stationary phase chemistries and column dimensions for a wide range of life science and other applications. Consumable products also include scientific instrument parts and supplies such as filters and fittings for GC and HPLC systems; xenon lamps and cuvettes for UV-Vis-NIR, fluorescence, FT-IR and Raman spectroscopy instruments; and graphite furnace tubes, hollow cathode lamps and specialized sample introduction glassware for our AA, ICP-OES and ICP-MS products. Other consumable products include on-site screening and laboratory-based kits for drugs of abuse testing (“DAT”) on urine or saliva samples, such as in criminal justice and toxicology testing.

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

Almost all of the Scientific Instruments products described above are or can be used in life science applications, such as by pharmaceutical companies in drug development, manufacturing (including process control) and quality control; and by research hospitals and universities in basic chemistry, biological, biochemistry and health care research. Life science customers include branded and generic pharmaceutical companies, biotechnology and toxicology companies, governmental agencies and numerous academic institutions and research hospitals. The Vacuum Technologies products described above similarly are or can be used in a broad range of life science applications, such as in mass spectrometers for analytical analysis and in linear accelerators for cancer therapy. In fiscal years 2009, 2008 and 2007, sales into life science applications accounted for approximately 40% to 45% of our total sales (these are estimates based on assumptions of how our products are likely to be used by customers, and are provided only as an indication of a historical trend).

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

We sell our products on a global basis. Sales outside of North America accounted for 69%, 68% and 66% of sales for fiscal years 2009, 2008 and 2007, respectively. As a result, our customers increasingly require service and support on a worldwide basis. We have sales and service offices located throughout North America, Europe, Asia Pacific and Latin America. We have invested substantial financial and management resources to develop and maintain international infrastructure to meet the needs of our customers worldwide.

Demand for our products depends on many factors, including the level of capital expenditures of our customers, the rate of economic growth in applications and geographies where we sell our products and competitive considerations. No single customer accounted for 10% or more of our sales in fiscal years 2009, 2008 and 2007.

We experience some cyclical patterns in sales of our products. Generally, sales and earnings in the first quarter of our fiscal year are lower when compared to the preceding fourth fiscal quarter, primarily because there are fewer working days in the first fiscal quarter (October to December). Sales and earnings in our third fiscal quarter are usually flat to down sequentially compared to the second fiscal quarter, in part because there are a number of holidays in the early part of the quarter, especially in Europe, and the June quarter-end has no significant customer year ends to influence orders. Our fourth fiscal quarter sales and earnings are often the highest in the fiscal year compared to the other three quarters, primarily because many government- and research-related customers spend budgeted money before their own fiscal years end. This cyclical pattern can be influenced by other factors, including the timing of revenue recognition on large systems, general economic conditions, acquisitions, new product introductions and products requiring long manufacturing and installation lead times (such as NMR, MR imaging and FTMS systems and superconducting magnets).

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

Backlog

Our recorded backlog was $236 million at October 2, 2009, $235 million at October 3, 2008 and $241 million at September 28, 2007. Orders exceeded revenues in fiscal year 2009, however, the resulting increase in backlog was largely offset by the impact of the stronger U.S dollar on the value of orders denominated in other currencies. The decrease in backlog from September 28, 2007 to October 3, 2008 was primarily due to a net reduction in unfulfilled orders for magnets from third-party OEMs even though orders for these magnets increased in fiscal year 2008 compared to the prior year. This decrease was partially offset by strong order volume for analytical instruments and to a lesser extent the impact of the weaker U.S. dollar on orders denominated in other currencies.

We include in backlog purchase orders or production releases under blanket purchase orders that have firm delivery dates. Recorded backlog is impacted by foreign currency fluctuations on orders denominated in non-U.S. dollars. In addition, recorded backlog might not result in sales because of cancellations or other factors (although such events have historically been infrequent).

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

We believe that over 85% of orders included in our backlog at October 2, 2009 will result in revenue before the end of fiscal year 2010.

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

As of October 2, 2009, we operated 12 significant manufacturing facilities located throughout the world. Our Scientific Instruments segment had manufacturing facilities in Walnut Creek, California; Lake Forest, California; Ft. Collins, Colorado; Cary, North Carolina; Melbourne, Australia; Grenoble, France; Middelburg, Netherlands; Wroclaw, Poland; Church Stretton, United Kingdom; and Yarnton, United Kingdom. Our Vacuum Technologies segment had manufacturing facilities in Lexington, Massachusetts, and Turin, Italy.

All of our significant manufacturing facilities, other than our facility in Wroclaw, Poland, have been certified as complying with the International Organization for Standardization Series 9000 Quality Standards (“ISO 9000”).

Raw Materials

Our manufacturing operations require a wide variety of raw materials, electronic and mechanical components, chemical and biochemical materials and other supplies, some of which are occasionally in short supply. In addition, use of certain of our products requires reliable and cost-effective supply of certain raw materials. For example, end-users of our magnet-based products require helium to operate those products. Helium can be, and at various times has been, difficult to source and more expensive. If we or our customers cannot obtain sufficient quantities of helium, it could prevent us from shipping and installing superconducting magnets, which could result in our inability to recognize revenues on magnet-based products. Although we have taken and will continue to take steps to reduce the volume of helium required for the manufacture and use of these products, shortages of helium could result in even higher helium prices, and thus higher operating costs for magnet-based products, which could impact demand for those products as well as our profit margins on those products and related services. Changes in the availability or price of certain other key raw materials (such as copper) or components could increase our costs or our customers’ costs to acquire and operate our products, which could have an adverse effect on our financial condition or results of operations.

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

Research and Development

We are actively engaged in basic and applied research, development and engineering programs designed to develop new products and to improve existing products. During fiscal years 2009, 2008 and 2007, we spent $56.4 million, $71.8 million and $65.2 million, respectively, on research, development and related engineering activities. Over this period, the focus of our research and development activities has been shifting more toward IRD and consumable products. We intend to continue to conduct extensive research and development activities, with a continued emphasis on IRD products such as magnet-based products, mass spectrometers (including vacuum products for use in our mass spectrometers and those of other OEMs) and certain consumable products. There can be no assurance that we will be able to develop and market new products on a cost-effective and timely basis, that such products will compete favorably with products developed by others or that our existing technology will not be superseded by new discoveries or developments.

Customer Service and Support

We believe that our customer service and support are an integral part of our competitive strategy. As part of our support services, our applications and technical support staff provide individual assistance in supporting customers’ specific applications needs, solving analysis problems and integrating vacuum components. We offer training courses and periodically send our customers information on applications development.

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

Patent and Other Intellectual Property Rights

We have a policy of seeking patent, copyright, trademark and trade secret protection in the U.S. and other countries for developments, improvements and inventions originating within our organization that are incorporated in our products or that fall within our fields of interest. As of October 2, 2009, we owned over 380 patents in the U.S. and over 600 patents in other countries, and had numerous patent applications on file with various patent agencies worldwide. We intend to continue to file patent applications as we deem appropriate.

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

Employees

At October 2, 2009, we had approximately 3,500 full-time and temporary employees and contract workers worldwide—approximately 1,200 in North America, 1,400 in Europe, 800 in Asia Pacific and 100 in Latin America.

Executive Officers

The following table sets forth the names and ages of our executive officers, together with positions and offices held within the last five years by such executive officers.

Name	Age	Position (Business Experience)	Period
Garry W. Rogerson	57	Chairman and Chief Executive Officer President and Chief Executive Officer	2008-Present 2004-2008

A. W. Homan	50	Senior Vice President, General Counsel and Secretary Vice President, General Counsel and Secretary	2006-Present 1999-2006

G. Edward McClammy	60	Senior Vice President and Chief Financial Officer	2008-Present
		Senior Vice President, Chief Financial Officer and Treasurer	2002-2008

Martin O’Donoghue	51	Senior Vice President, Scientific Instruments Vice President, Scientific Instruments	2006-Present 2003-2006

Sergio Piras	60	Senior Vice President, Vacuum Technologies Vice President, Vacuum Technologies	2006-Present 2000-2006

Gordon B. Tredger	49	Vice President, Analytical Instruments President, Argonaut Technologies, Inc.	2006-Present 2005-2006
		Senior Vice President, Instrumentation & Integration, Argonaut Technologies, Inc.	2002-2005

Sean M. Wirtjes	40	Vice President, Finance and Treasurer Vice President and Controller Controller	2008-Present 2006-2008 2004-2006

Robert W. Dean II	44	Controller	2008-Present
		Director of Finance, Center of Excellence, Applied Materials, Inc.	2007-2008
		Director, Operations Finance, Applied Materials, Inc.	2006-2007
		Director, Regional Finance and Business Administration, Applied Materials, Inc.	2004-2006

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

The Announcement and Pendency of our Agreement to be Acquired by Agilent.    On July 26, 2009, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Agilent Technologies, Inc. (“Agilent”) pursuant to which a wholly-owned subsidiary of Agilent will, subject to the satisfaction or waiver of the conditions contained in the Merger Agreement, merge with and into the Company, and the Company will be the successor or surviving corporation of the merger and will become a wholly owned subsidiary of Agilent (“the Merger”). Pursuant to the terms of the Merger Agreement and subject to the satisfaction or waiver of the closing conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of the Company’s common stock issued and outstanding immediately prior to the Effective Time will be converted into the right to receive $52.00 in cash, without interest. The announcement and pendency of the Merger has adversely affected our business. Revenues and profitability are being adversely affected by customers’ uncertainty and employee and other disruptions as well as intensified competition from our competitors as they attempt to take advantage of the uncertainties. In addition, we have incurred legal and other expenses in connection with the pending Merger. All of these factors are likely to continue to adversely affect our business and have an adverse effect on our financial condition or results of operations.

Under the terms of the Merger Agreement, we have agreed to operate our business in the ordinary course consistent with past practice, as well as to refrain from taking certain actions in the conduct of our business without Agilent’s prior written consent until the consummation of the Merger. Actions that may require Agilent’s consent include, but are not limited to, new indebtedness, capital expenditures, loans and investments, manufacturing and customer agreements, acquisitions, issuance of securities, and the repurchase of shares of the Company’s common stock. These restrictions could adversely affect our business and have an adverse affect on our financial condition or results of operations.

There is no assurance that the Merger with Agilent will occur. If the Merger is not completed, the share price of our common stock will change to the extent that the current market price of the Company’s common stock reflects an assumption that the Merger will be completed. In addition, under circumstances defined in the Merger Agreement, we might be required to pay a termination fee of $46 million. Finally, any disruptions to our business resulting from the announcement and pendency of the Merger will likely continue in the event the Merger is not completed.

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

In addition, we might find it more difficult or expensive to secure additional capital or credit to pursue actions we would consider beneficial to the Company or our stockholders, such as acquisitions, capital investments and/or repurchases of our common stock which could have an adverse effect on our financial condition or results of operations.

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

Competition.    The industries in which we operate are highly competitive. We compete against numerous companies, both U.S. and non-U.S., most with global operations. Some of our competitors have greater financial resources than we have, which may enable them to respond more quickly to new or emerging technologies, take advantage of acquisition opportunities, achieve economies of scale and other cost reductions, compete on price or devote greater resources to research and development, engineering, manufacturing, marketing, sales or managerial activities. Some also have greater name recognition and geographic and market presence or lower cost structures than we do. In addition, weaker demand and excess capacity in our industries could cause greater price competition as our competitors seek to maintain sales volumes and market share. For the foregoing reasons, competition could result in lower revenues due to lost sales or price reductions, lower profit margins and loss of market share, which could have an adverse effect on our financial condition or results of operations.

Although no single customer accounted for 10% or more of our sales in fiscal year 2009, we do have important customers, the loss of which could have an adverse effect on our results of operations.

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

Key Suppliers and Raw Materials.    Some items we purchase for the manufacture of our products, including wire used in superconducting magnets, electronic subassemblies and final assemblies used in scientific instruments, are purchased from limited or single sources of supply. We are undertaking to further outsource manufacturing of certain parts, components, subsystems and even finished products, often to single sources. Disruption of these sources could cause delays or reductions in shipments of our products or increases in our costs, which could have an adverse effect on our financial condition or results of operations.

In addition, the manufacturing and/or use of certain of our products require raw materials for which supply and price can fluctuate significantly. For example, end-users of our magnet-based products require helium to operate those products. Helium can be, and at various times has been, difficult to source and more expensive. If we or our customers cannot obtain sufficient quantities of helium, it could prevent us from shipping and installing superconducting magnets, which could result in our inability to recognize revenues on magnet-based products. In addition, shortages of helium could result in even higher helium prices and thus higher operating costs for magnet-based products, which could impact demand for those products. Changes in the availability or price of certain other key raw materials or components could increase our costs or our customers’ costs to acquire and operate our products, which could have an adverse effect on our financial condition or results of operations.

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

Our employees based in certain countries outside of the U.S. are subject to factory-specific and/or industry-wide collective bargaining agreements. Of these, certain of our employees in Australia are subject to collective bargaining agreements that were recently renewed and will need to be again renewed before April 2012. A work stoppage, strike or other labor action at this or other of our facilities could have an adverse effect on our financial condition or results of operations.

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

Acquisitions.    We have acquired companies and operations and made minority equity investments in private companies, and may acquire companies and operations (and make minority equity investments in private companies) in the future, as part of our growth strategy. These acquisitions must be carefully evaluated and negotiated if they are to be successful. Once completed, acquired operations must be carefully integrated to realize expected synergies, efficiencies and financial results. Some of the challenges in doing this include retaining key employees, managing operations in new geographic areas, retaining key customers, integrating data systems, assessing (and if necessary implementing or improving) internal control over financial reporting and managing transaction costs. All of this must be done without diverting management and other resources from other operations and activities. With respect to minority equity investments, we often have limited ability to control how their business is conducted. Additionally, goodwill, acquisition-related intangible assets and minority equity investments in private companies are subject to regular impairment testing and potential impairment charges. For all of these reasons, minority equity investments or our failure to successfully evaluate, negotiate and integrate acquisitions could have an adverse effect on our financial condition or results of operations.

Restructuring and Other Efficiency Improvement Activities.    We have undertaken restructuring activities (such as the employee reductions and other actions announced in January 2009 and our Northern California operations consolidation) and other efficiency improvement activities (such as our global procurement, lower-cost manufacturing and outsourcing initiatives), and may undertake similar activities in the future, that we expect to result in certain costs and eventual cost savings. These costs and cost savings are based on estimates at the time of plan commitment as to the timing of activities to be completed and the timing and amount of related costs to be incurred. We could experience delays, business disruptions and employee turnover in connection with restructuring and other efficiency improvement activities and our estimates of the costs to complete and savings achieved by these activities could be inaccurate and/or change. As a result, these activities could have an adverse impact on our financial condition or results of operations.

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

We also maintain defined benefit pension plans for our employees in several countries outside of the U.S. As required by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification topic (“ASC”) 715-30, Defined Benefit Plans-Pension, we utilize a number of assumptions including the expected long-term rate of return on plan assets and the discount rate in order to determine our defined benefit pension plan costs each year. These assumptions are set based on relevant long-term debt, equity and other market conditions in the countries in which the plans are maintained. We adjust these assumptions each year in response to corresponding changes in underlying market conditions and expectations. Changes in these market conditions and expectations result in corresponding changes in our defined benefit pension plan assumptions, liabilities and costs. We could also curtail these plans, which could result in us incurring curtailment/settlement charges. In addition, changes in relevant government regulations in the countries in which our defined benefit pension plans are located and/or changes in the accounting rules applicable to these plans could also impact our defined benefit pension plan liabilities and costs. Any such changes could have an adverse effect on our financial condition or results of operations.

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

Various uncertainties make it difficult to estimate future costs for certain of these environmental-related activities, specifically external legal expenses, VMS’ internal oversight costs, third-party claims and a former VAI facility where the likelihood and scope of further environmental-related activities are difficult to assess. As of October 2, 2009, it was nonetheless estimated that our future exposure for these environmental-related costs ranged in the aggregate from $1.0 million to $2.6 million. The time frame over which these costs are expected to be incurred varies with each type of cost, ranging up to approximately 30 years as of October 2, 2009. No amount in the foregoing range of estimated future costs is discounted, and no amount in the range is believed to be more probable of being incurred than any other amount in such range. We therefore had an accrual of $1.0 million as of October 2, 2009 for these future environmental-related costs.

Sufficient knowledge has been gained to be able to better estimate other costs of future environmental-related activities. As of October 2, 2009, it was estimated that our future costs for these environmental-related activities ranged in the aggregate from $2.6 million to $12.7 million. The time frame over which these costs are expected to be incurred varies, ranging up to approximately 30 years as of October 2, 2009. As to each of these ranges of cost estimates, it was determined that a particular amount within the range was a better estimate than any other amount within the range. Together, these amounts totaled $5.5 million at October 2, 2009. Because both the amount and timing of the recurring portion of these costs were reliably determinable, that portion is discounted at 4%, net of inflation. We therefore had an accrual of $4.0 million as of October 2, 2009, which represents our best estimate of these future environmental-related costs after discounting estimated recurring future costs. This accrual is in addition to the $1.0 million described in the preceding paragraph.

At October 2, 2009, our reserve for environmental-related costs, based upon future environmental-related costs estimated by us as of that date, was calculated as follows:

	Recurring Costs	Non- Recurring Costs	Total Anticipated Future Cost
(in millions)
Fiscal Year
2010	$0.4	$0.4	$0.8
2011	0.2	0.4	0.6
2012	0.3	0.3	0.6
2013	0.2	0.2	0.4
2014	0.2	0.2	0.4
Thereafter	3.2	0.6	3.8

Total costs	$4.5	$2.1	6.6

Less imputed interest			(1.6)

Reserve amount			5.0
Less current portion			(0.8)

Long-term (included in Other liabilities)			$4.2

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

We have not reduced any environmental-related liability in anticipation of recoveries from third parties. However, an insurance company has agreed to pay a portion of certain of VAI’s (now VMS’) future environmental-related costs, for which we have an indemnification obligation, and we therefore have a long-term receivable of $1.0 million (discounted at 4%, net of inflation) in other assets as of October 2, 2009 for our share of that insurance recovery.

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

As of October 2, 2009, we had manufacturing, warehouse, research and development, sales, service and administrative facilities that had an aggregate floor space of approximately 501,000 square feet in the U.S. and 933,000 square feet outside of the U.S., for a total of approximately 1,434,000 square feet worldwide. Of these facilities, aggregate floor space of approximately 588,000 square feet was leased, and we owned the remainder. We believe that our facilities and equipment generally are well maintained, in good operating condition, suitable for our purposes and adequate for current operations. In the first quarter of fiscal year 2009, we entered into an agreement with VMS under which we agreed to surrender to them the sublease for our facility in Palo Alto, California which has a total floor space of 210,000 square feet. As of October 2, 2009, we have surrendered approximately 150,000 square feet of floor space to VMS. We expect to fully vacate this facility by the third quarter of fiscal year 2010.

As of October 2, 2009, we owned or leased 12 significant manufacturing facilities located throughout the world. Our Scientific Instruments segment had manufacturing facilities in Walnut Creek, California; Lake Forest, California; Ft. Collins, Colorado; Cary, North Carolina; Melbourne, Australia; Grenoble, France; Middelburg, Netherlands; Wroclaw, Poland; Church Stretton, United Kingdom; and Yarnton, United Kingdom. Our Vacuum Technologies segment had manufacturing facilities in Lexington, Massachusetts; and Turin, Italy. We also owned or leased 49 sales and service facilities located throughout the world, 45 of which were located outside of the U.S., including in Argentina, Australia, Brazil, Canada, China, France, Germany, Hong Kong, India, Italy, Japan, Korea, Mexico, Netherlands, Russia, Singapore, Spain, Sweden, Switzerland, Taiwan and the United Kingdom.

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

At our Special Meeting of Stockholders held on October 5, 2009, our stockholders considered and voted on two matters: (1) the proposal to adopt the Agreement and Plan of Merger, dated as of July 26, 2009, among Varian, Agilent and Merger Sub, as it may be amended from time to time, pursuant to which Varian will be acquired by Agilent; and (2) the proposal to adjourn or postpone the special meeting to a later date or time, if necessary or appropriate, to solicit additional proxies in the event there are insufficient votes to adopt the Agreement and Plan of Merger. Our stockholders’ voting on these matters was as follows:

	Votes For	Votes Against	Abstentions
Proposal One—Adoption of Agreement and Plan of Merger	24,183,831	122,046	29,174
Proposal Two—Adjournment or Postponement of Special Meeting, if Necessary or Appropriate	22,174,169	2,129,528	31,353

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Our high and low common stock selling prices in each of the four quarters of fiscal years 2009 and 2008 follow:

	Fiscal Year 2009 Common Stock Selling Prices
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$39.42	$32.74	$40.65	$51.85
Low	$28.38	$19.93	$24.28	$35.71

	Fiscal Year 2008 Common Stock Selling Prices
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$73.89	$67.94	$59.76	$54.42
Low	$64.21	$50.61	$49.15	$40.75

Our common stock is traded on the NASDAQ Global Select Market under the trading symbol VARI.

We have never paid cash dividends on our capital stock and do not currently anticipate paying any cash dividends in the foreseeable future.

There were 2,321 holders of record of our common stock on November 20, 2009.

(b) Not applicable.

(c) Stock Repurchases.    During the fiscal quarter ended October 2, 2009, the Company repurchased and retired 500 shares tendered to it by employees in settlement of employee tax withholding obligations due from those employees upon the vesting of restricted stock.

Item 6.	Selected Financial Data

	Fiscal Year Ended
	Oct. 2, 2009	Oct. 3, 2008	Sept. 28, 2007	Sept. 29, 2006	Sept. 30, 2005(1)
(in millions, except per share amounts)
Statement of Earnings Data
Sales	$806.7	$1,012.5	$920.6	$834.7	$772.8
Earnings from continuing operations before income taxes	$59.1	$102.7	$96.8	$74.7	$63.5
Income tax expense	$20.5	$37.6	$33.2	$24.6	$16.8
Earnings from continuing operations	$38.6	$65.1	$63.6	$50.1	$46.7
Earnings from discontinued operations (2)	—	—	—	—	$79.3
Net earnings	$38.6	$65.1	$63.6	$50.1	$126.0
Net earnings per basic share:
Continuing operations	$1.34	$2.20	$2.09	$1.62	$1.39
Discontinued operations (2)	—	—	—	—	2.35

Net earnings	$1.34	$2.20	$2.09	$1.62	$3.74

Net earnings per diluted share:
Continuing operations	$1.34	$2.17	$2.05	$1.59	$1.36
Discontinued operations (2)	—	—	—	—	2.31

Net earnings	$1.34	$2.17	$2.05	$1.59	$3.67

	Fiscal Year End
	Oct. 2, 2009	Oct. 3, 2008	Sept. 28, 2007	Sept. 29, 2006	Sept. 30, 2005
Balance Sheet Data
Total assets	$944.2	$902.0	$936.8	$861.6	$796.0
Long-term debt (excluding current portion)	$12.5	$18.8	$18.8	$25.0	$27.5

(1)	The results for fiscal year 2005 do not reflect share-based compensation expense whereas the results for fiscal years 2006 through 2009 do reflect such expense.

(2)	Until March 11, 2005, we operated an electronics manufacturing business, which was a contract manufacturer of electronic assemblies and subsystems such as printed circuit boards for OEMs. On that date, we sold our Electronics Manufacturing business to Jabil Circuit, Inc. As a result, this business has been treated as a discontinued operation in the fiscal year ended September 30, 2005.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our fiscal years reported are the 52- or 53-week periods that end on the Friday nearest September 30. Fiscal year 2009 was comprised of the 52-week period that ended on October 2, 2009. Fiscal year 2008 was comprised of the 53-week period that ended on October 3, 2008. Fiscal year 2007 was comprised of the 52-week period that ended on September 28, 2007. While fiscal year 2008 revenue and earnings benefited from the extra week, the benefit was substantially less than a proportionate amount.

On July 26, 2009 we entered into an Agreement and Plan of Merger with Agilent (the “Merger Agreement”), pursuant to which we will, subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, be acquired by Agilent Technologies, Inc. (“Agilent”) for $52.00 per share in cash. At a special meeting held on October 5, 2009, our stockholders approved the Merger Agreement. The Merger remains subject to regulatory approvals and other closing conditions. Under the terms of the Merger Agreement, we have agreed to operate our business in the ordinary course consistent with past practice, as well as to refrain from taking certain actions in the conduct of our business without Agilent’s prior written consent until the consummation of the Merger. Actions that may require Agilent’s consent include, but are not limited to, new indebtedness, capital expenditures, loans and investments, manufacturing and customer agreements, acquisitions, issuance of securities, and the repurchase of shares of the Company’s common stock.

The discussion below should be read in conjunction with our Consolidated Financial Statements and the accompanying Notes to the Financial Statements included in Item 15 of this report. In addition, this discussion contains forward-looking statements and should be read together with the risks to our business as described in Part I—Caution Regarding Forward-Looking Statements and Item 1A—Risk Factors.

Revision of Prior Period Financial Statements

During the fiscal quarter ended July 3, 2009, we identified a clerical error related to the calculation of the fiscal year 2008 income tax provision. The impact of this error was an understatement of income tax expense and an overstatement of consolidated net earnings of $1.3 million during the fiscal quarter and fiscal year ended October 3, 2008. The error also resulted in an overstatement of current deferred tax assets and retained earnings of $1.3 million at October 3, 2008, January 2, 2009 and April 3, 2009. We assessed the materiality of this error and concluded that the previously issued financial statements are not materially misstated. We have corrected the immaterial error by revising the prior period financial statements. Accordingly, the October 3, 2008 consolidated balance sheet and the consolidated statements of earnings and of stockholders’ equity and comprehensive income for the fiscal year ended October 3, 2008 presented herein have been revised to correct for the immaterial error. The revision did not impact net cash provided by operating activities or net cash used in investing activities or financing activities for the fiscal year ended October 3, 2008.

Results of Operations

Fiscal Year 2009 Compared to Fiscal Year 2008

Segment Results

For financial reporting purposes, our operations are grouped into two reportable business segments: Scientific Instruments and Vacuum Technologies.

The following table presents comparisons of our sales and operating earnings for each of those segments and in total for fiscal years 2009 and 2008:

	Fiscal Year Ended				Increase (Decrease)
	October 2, 2009		October 3, 2008
	$	% of Sales	$	% of Sales	$	%
(dollars in millions)
Sales by Segment:
Scientific Instruments	$675.3	83.7%	$838.7	82.8%	$(163.4)	(19.5)%
Vacuum Technologies	131.4	16.3	173.8	17.2	(42.4)	(24.4)

Total company	$806.7	100.0%	$1,012.5	100.0%	$(205.8)	(20.3)%

Operating Earnings by Segment:
Scientific Instruments	$53.9	8.0%	$80.7	9.6%	$(26.8)	(33.2)%
Vacuum Technologies	25.7	19.5	34.4	19.8	(8.7)	(25.4)

Total segments	79.6	9.9	115.1	11.4	(35.5)	(30.9)
General corporate	(20.6)	(2.5)	(13.6)	(1.4)	(7.0)	(51.0)

Total company	$59.0	7.3%	$101.5	10.0%	$(42.5)	(41.9)%

Scientific Instruments.    The decrease in Scientific Instruments sales was primarily attributable to lower sales volume of a broad range of products and the negative impact of the stronger U.S. dollar on reported revenues. The lower volume was primarily due to the impact of the continued global economic weakness on capital equipment spending and to a lesser extent on specific items impacting the comparability of the fourth quarter of fiscal year 2009 with the fourth quarter of fiscal year 2008. Those items included an extra week in fiscal 2008 and the negative impact of customers’ uncertainty and employee and other disruptions related to the announcement and pendency of the acquisition by Agilent. Sales from businesses acquired in fiscal year 2008 positively impacted reported sales by less than 1%.

Scientific Instruments operating earnings for fiscal year 2009 included $2.2 million of costs resulting from the pending acquisition by Agilent, acquisition-related intangible amortization of $7.2 million, amortization of $0.1 million related to inventory written up to fair value in connection with the acquisition of Oxford Diffraction Limited (“Oxford Diffraction”) and restructuring and other related costs of $8.9 million. In comparison, Scientific Instruments operating earnings for fiscal year 2008 included an acquisition-related in-process research and development charge of $1.7 million, acquisition-related intangible amortization of $8.4 million, amortization of $1.4 million related to inventory written up to fair value in connection with certain acquisitions and restructuring and other related costs of $5.5 million. Excluding the impact of these items, Scientific Instruments operating earnings decreased as a percentage of sales due to the negative impact of lower sales volume during fiscal year 2009, partially offset by the positive impact from efficiency improvements implemented in recent years, the benefits of cost reduction activities implemented in the second quarter of fiscal year 2009 and the stronger U.S. dollar (which was unfavorable to reported sales but favorable to reported operating margins).

Vacuum Technologies.    The decrease in Vacuum Technologies sales was driven mainly by lower sales volume of products for both industrial and life science applications, primarily due to the negative impacts of continued global economic weakness on capital equipment spending and the stronger U.S. dollar on reported revenues.

Vacuum Technologies operating earnings for fiscal year 2009 included the impact of restructuring and other related costs of $0.8 million. Excluding the impact of these costs, the slight increase in Vacuum Technologies operating earnings as a percentage of sales was primarily due to the positive impact of efficiency improvements implemented in recent years, cost reduction activities implemented during the second quarter of fiscal year 2009 and the stronger U.S. dollar, largely offset by the negative impact of lower sales volume.

Consolidated Results

The following table presents comparisons of our sales and other selected consolidated financial results for fiscal years 2009 and 2008:

	Fiscal Year Ended				Increase (Decrease)
	October 2, 2009		October 3, 2008
	$	% of Sales	$	% of Sales	$	%
(dollars in millions, except per share data)
Sales	$806.7	100.0%	$1,012.5	100.0%	$(205.8)	(20.3)%

Gross profit	354.7	44.0	452.4	44.7	(97.7)	(21.6)

Operating expenses:
Selling, general and administrative	239.3	29.7	277.4	27.4	(38.1)	(13.8)
Research and development	56.4	7.0	71.8	7.1	(15.4)	(21.4)
Purchased in-process research and development	—	—	1.7	0.2	(1.7)	(100.0)

Total operating expenses	295.7	36.7	350.9	34.7	(55.2)	(15.8)

Operating earnings	59.0	7.3	101.5	10.0	(42.5)	(41.9)
Impairment of private company equity investment	—	—	(3.0)	(0.3)	3.0	100.0
Interest income	1.6	0.2	5.9	0.6	(4.3)	(72.2)
Interest expense	(1.5)	(0.2)	(1.7)	(0.2)	0.2	10.3
Income tax expense	(20.5)	(2.5)	(37.6)	(3.7)	17.1	45.4

Net earnings	$38.6	4.8%	$65.1	6.4%	$(26.5)	(40.7)%

Net earnings per diluted share	$1.34		$2.17		$(0.83)

Sales.    As discussed under the heading Segment Results above, sales by our Scientific Instruments and Vacuum Technologies segments in fiscal year 2009 decreased by 19.5% and 24.4%, respectively, compared to fiscal year 2008. On a consolidated basis, sales declined 20.3% in fiscal year 2009. This decrease was primarily related to lower sales volume of a broad range of products and the negative impact of the stronger U.S. dollar on reported revenues. The lower volume was primarily due to the impact of continued global economic weakness on capital equipment spending and to a lesser extent on specific items impacting the comparability of the fourth quarter of fiscal year 2009 with the fourth quarter of fiscal year 2008. Those items included an extra week in fiscal 2008 and the negative impact of customers’ uncertainty and employee and other disruptions related to the announcement and pendency of the acquisition by Agilent. Reported sales were negatively impacted by the stronger U.S. dollar, which strengthened approximately 6% on a weighted-average basis compared to other currencies in which we sell products and services. Sales from businesses acquired in fiscal year 2008 positively impacted reported sales by less than 1%.

For geographic reporting purposes, we refer to four regions—North America (excluding Mexico), Europe (including the Middle East and Africa), Asia Pacific (including India) and Latin America (including Mexico).

Sales by geographic region in fiscal years 2009 and 2008 were as follows:

	Fiscal Year Ended				Increase (Decrease)
	October 2, 2009		October 3, 2008
	$	% of Sales	$	% of Sales	$	%
(dollars in millions)
Geographic Region
North America	$253.8	31.5%	$324.8	32.1%	$(71.0)	(21.9)%
Europe	313.5	38.9	409.0	40.4	(95.5)	(23.4)
Asia Pacific	194.3	24.0	216.6	21.4	(22.3)	(10.3)
Latin America	45.1	5.6	62.1	6.1	(17.0)	(27.3)

Total company	$806.7	100.0%	$1,012.5	100.0%	$(205.8)	(20.3)%

Sales volume decreased in all geographic regions for both Scientific Instruments and Vacuum Technologies products primarily due to the impact of continued global economic weakness on capital equipment spending. In addition, reported sales outside North America were unfavorably impacted by the strengthening of the U.S. dollar compared to fiscal year 2008.

Gross Profit.    Gross profit for fiscal year 2009 reflects the impact of $6.1 million in amortization expense relating to acquisition-related intangible assets, amortization of $0.1 million related to inventory written up to fair value in connection with the Oxford Diffraction acquisition and $4.1 million in restructuring and other related costs. In comparison, gross profit for fiscal year 2008 reflects the impact of $6.5 million in amortization expense relating to acquisition-related intangible assets, amortization of $1.4 million related to inventory written up to fair value primarily in connection with certain acquisitions and $1.6 million in restructuring and other related costs. Excluding the impact of these items, gross profit as a percentage of sales decreased slightly. The negative impact of lower sales volume was largely offset by the positive impact of efficiency improvements (such as those resulting from lower-cost manufacturing and outsourcing initiatives, global procurement initiatives, and facility relocations/closures) implemented in recent years, the benefits from cost reduction activities implemented in the second quarter of fiscal year 2009, and the favorable impact of the stronger U.S. dollar (which was favorable to reported gross profit margins but unfavorable to reported sales).

Selling, General and Administrative.    Selling, general and administrative expenses for fiscal year 2009 included $9.2 million of costs resulting from the pending acquisition by Agilent, $1.1 million in amortization expense relating to acquisition-related intangible assets and $4.8 million in restructuring and other related costs. In comparison, selling, general and administrative expenses for fiscal year 2008 included $1.8 million in amortization expense relating to acquisition-related intangible assets and $2.6 million in restructuring and other related costs. Excluding the impact of these items, the increase in selling, general and administrative expenses as a percentage of sales was primarily due to the negative impact of lower sales volume, partially offset by the favorable impact of the stronger U.S. dollar and cost savings achieved from restructuring activities implemented in recent years (including benefits from cost reduction activities implemented in the second quarter of fiscal year 2009).

Research and Development.    Research and development expenses for fiscal year 2009 reflect the impact of $0.8 million in restructuring and other related costs. In comparison, research and development expenses for fiscal year 2008 reflect the impact of $1.3 million in restructuring and other related costs. Excluding the impact of these items, the decrease in research and development expenses as a percentage of sales was primarily due to the favorable impact of the stronger U.S. dollar in fiscal year 2009 and higher costs associated with new product introductions and product transition activities in fiscal year 2008.

Purchased In-Process Research and Development.    In connection with the Oxford Diffraction acquisition in fiscal year 2008, we recorded a one-time charge of $1.7 million to immediately expense acquired in-process research and development related to projects that were in-process at the time of acquisition.

Restructuring Activities.    We have committed to several restructuring plans in order to improve operational efficiencies, centralize functions, reallocate resources and reduce operating costs. Several of these plans were either initiated or still in process during fiscal year 2009. From the respective inception dates of these plans through October 2, 2009, we have incurred a total of $12.2 million in restructuring expense and a total of $9.9 million in other costs related directly to those plans (comprised primarily of employee retention and relocation costs and accelerated depreciation of assets disposed upon the closure of facilities).

The following table sets forth changes in our aggregate liability relating to all restructuring plans during fiscal year 2009:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at October 3, 2008	$1,840	$1,044	$2,884
Charges to (reversals of) expense, net	6,283	(296)	5,987
Cash payments	(7,768)	(294)	(8,062)
Foreign currency impacts and other adjustments	224	(56)	168

Balance at October 2, 2009	$579	$398	$977

In fiscal year 2009, we recorded $3.7 million in other costs related directly to these plans comprised primarily of employee retention and relocation costs and accelerated depreciation of assets to be disposed upon the closure of facilities.

Fiscal Year 2009 Second Quarter Plan.    During the second quarter of fiscal year 2009, we committed to a plan to reduce our cost structure, primarily through headcount reductions, due to continuing uncertainties in the global economic environment. The plan primarily involved the elimination of approximately 240 regular employees (primarily in North America and Europe and, to a lesser extent, Asia Pacific and Latin America) and 80 temporary positions in both the Scientific Instruments and Vacuum Technologies segments. In addition, the plan included the closure of one small research and development/manufacturing facility in North America (Lake Forest, California) and two sales offices in Europe (Sweden and Switzerland).

The restructuring costs associated with this plan include one-time termination benefits for employees whose positions were eliminated and lease termination costs on vacated facilities. Other restructuring-related costs include employee retention and relocation costs and facility-related relocation costs and accelerated depreciation of fixed assets to be disposed upon the closure of facilities. These costs are being recorded and included in cost of sales, selling, general and administrative expenses and research and development expenses.

The following table sets forth changes in our restructuring liability relating to the foregoing plan during fiscal year 2009 as well as total restructuring expense and other restructuring-related costs recorded since the inception of the plan:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at October 3, 2008	$—	$—	$—
Charges to expense, net	6,073	21	6,094
Cash payments	(5,892)	(12)	(5,904)
Foreign currency impacts and other adjustments	197	1	198

Balance at October 2, 2009	$378	$10	$388

Total expense since inception of plan
(in millions)
Restructuring expense			$6.1

Other restructuring-related costs			$0.9

The restructuring expense of $6.1 million recorded during fiscal year 2009 related to employee termination benefits, of which $5.5 million impacted the Scientific Instruments segment and $0.6 million impacted the Vacuum Technologies segment. We also incurred $0.9 million in other restructuring-related costs during the period, which primarily impacted the Scientific Instruments segment and were comprised of $0.6 million in employee-related costs and a $0.3 million non-cash charge for accelerated depreciation of assets to be disposed upon the closure of facilities. These costs are expected to be settled by the end of fiscal year 2010.

Fiscal Year 2009 First Quarter Plan.    During the first quarter of fiscal year 2009, we committed to a separate plan to reduce our employee headcount in order to reduce operating costs and increase margins. The plan involved the termination of approximately 30 employees, mostly located in Europe. The restructuring costs related to this plan primarily consist of one-time termination benefits which are expected to be settled by the end of fiscal year 2010. This restructuring plan did not involve any non-cash components. Costs relating to restructuring activities recorded under this plan have been included in cost of sales, selling, general and administrative expenses and research and development expenses.

The following table sets forth changes in our restructuring liability relating to the foregoing plan during fiscal year 2009 as well as total restructuring expense and other restructuring-related costs recorded since the inception of the plan:

	Employee- Related	Facilities- Related	Total

(in thousands)
Balance at October 3, 2008	$—	$—	$—
Charges to expense, net	1,354	—	1,354
Cash payments	(1,309)	—	(1,309)
Foreign currency impacts and other adjustments	39	—	39

Balance at October 2, 2009	$84	$—	$84

Total expense since inception of plan
(in millions)
Restructuring expense			$1.4

Other restructuring-related costs			$0.1

The restructuring expense of $1.4 million recorded during fiscal year 2009 related to employee termination benefits of which $1.2 million impacted the Scientific Instruments segment and $0.2 million impacted the Vacuum Technologies segment. We also incurred $0.1 million in other employee-related costs during the period which impacted the Scientific Instruments segment.

Fiscal Year 2007 Plan.    During the third quarter of fiscal year 2007, we committed to a plan to combine and optimize the development and assembly of most of our nuclear magnetic resonance (“NMR”) and mass spectrometry products, to further centralize related administration and other functions and to reallocate certain resources toward more rapidly growing product lines and geographies. As part of the plan, we created an information rich detection (“IRD”) center in Walnut Creek, California, where NMR operations that were previously located in Palo Alto, California were integrated with mass spectrometry operations already located in Walnut Creek. We are investing in a substantial remodel of an existing building and invested in a new 45,000 square foot building there to house the IRD center.

As a result of the plan, a number of employee positions were relocated or eliminated and certain facilities were consolidated. These actions primarily impacted the Scientific Instruments segment and involved the elimination of between approximately 40 and 60 positions.

Restructuring and other related costs associated with this plan include one-time termination benefits, retention and relocation payments, costs to relocate facilities (including decommissioning costs, moving costs and temporary facility/storage costs), accelerated depreciation of fixed assets to be disposed as a result of facilities actions and lease termination costs. These costs are currently estimated to be between $12.5 million and $15.0 million, of which $1.3 million was incurred in fiscal year 2009 and $5.5 million was incurred in fiscal year 2008. The estimated remaining costs are expected to be recorded and settled through the fourth quarter of fiscal year 2010 except for certain lease termination-related costs, which might be settled as late as the fourth quarter of fiscal year 2012. Costs relating to restructuring activities recorded under this plan have been included in cost of sales, selling, general and administrative expenses and research and development expenses. Upon its completion, this plan is expected to result in certain operational improvements and efficiencies, which we anticipate will result in a reduction of our overall cost structure and annual operating expenses.

The following table sets forth changes in our restructuring liability relating to the foregoing plan during fiscal year 2009 as well as total restructuring expense and other restructuring-related costs recorded since the inception of the plan:

	Employee- Related	Facilities- Related	Total

(in thousands)
Balance at October 3, 2008	$1,840	$551	$2,391
Reversals of expense, net	(1,144)	(317)	(1,461)
Cash payments	(567)	(220)	(787)
Foreign currency impacts and other adjustments	(12)	(14)	(26)

Balance at October 2, 2009	$117	$—	$117

Total expense since inception of plan
(in millions)
Restructuring expense			$2.9

Other restructuring-related costs			$8.2

The reversals of restructuring expense of $1.5 million recorded during fiscal year 2009 related to changes in estimates relating to certain employee termination benefits and the early cancellation of our lease agreement for a vacated facility. Of the $8.2 million in other restructuring-related costs, we recorded $2.8 million during fiscal year 2009, which were comprised of $1.7 million in employee retention costs and $1.1 million in facilities-related costs including decommissioning costs and a non-cash charge for accelerated depreciation of assets to be disposed upon the closure of facilities.

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

$3 million - $5 million
Fiscal Year 2009 First Quarter Plan (Scientific Instruments—to reduce headcount and operating costs and increase operating margins)	$2 million - $3 million
Fiscal Year 2009 Second Quarter Plan (Scientific Instruments and Vacuum Technologies—to reduce cost structure due to global economic uncertainties, primarily through headcount reduction)	$20 million - $24 million

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

Interest Income.    The decrease in interest income was primarily due to lower interest rates on invested cash during fiscal year 2009 compared to fiscal year 2008.

Income Tax Expense.    The effective income tax rate was 34.7% for fiscal year 2009, compared to 36.6% for fiscal year 2008. The lower effective income tax rate in fiscal year 2009 was primarily due to lower U.S. state taxes, lower U.S. federal taxes on distributed and undistributed foreign earnings and lower non-deductible compensation expense. These factors were partially offset by the impact in fiscal year 2009 of non-deductible costs associated with our pending acquisition by Agilent.

Net Earnings.    Net earnings for fiscal year 2009 reflect the after-tax impacts of $9.2 million of costs resulting from the pending acquisition by Agilent, $7.2 million in acquisition-related intangible amortization, amortization of $0.1 million related to inventory written up to fair value in connection with the Oxford Diffraction acquisition and $9.7 million in restructuring and other related costs. Net earnings for fiscal year 2008 reflect a non-deductible acquisition-related in-process research and development charge of $1.7 million and the after-tax impacts of $3.0 million in an impairment of a private company equity investment, $8.4 million in acquisition-related intangible amortization, $1.4 million in amortization related to inventory written up to fair value in connection with certain acquisitions and $5.5 million in restructuring and other related costs. Excluding the after-tax impact of these items, the decrease in net earnings in fiscal year 2009 was primarily attributable to the negative impact of lower sales volume.

Outlook

The diversity of our products, the applications we serve and our worldwide distribution position us well. However, we continue to operate in difficult global economic conditions. The uncertainty of these conditions, as well as customers’ uncertainty and employee and other disruptions related to the announcement and pendency of our acquisition by Agilent, make it difficult for us to project our near-term results of operations. These conditions could further impact our business and have an adverse effect on our financial position, results of operations and/or cash flows. In addition, we have incurred and will continue to incur legal and other expenses in connection with the pending acquisition by Agilent, which could have an adverse effect on our financial position, results of operations and/or cash flows.

Fiscal Year 2008 Compared to Fiscal Year 2007

Segment Results

The following table presents comparisons of our sales and operating earnings for each of our segments and in total for fiscal years 2008 and 2007:

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

Scientific Instruments.    The increase in Scientific Instruments sales was primarily attributable to higher sales volume across a broad range of our analytical instruments and consumable products, partially offset by lower sales of research products. Sales increased for environmental, energy and life science applications. During fiscal year 2008, the U.S. dollar weakened compared to most other foreign currencies in which we sell products and services, which also contributed to the increase in sales. Excluding sales from businesses acquired in fiscal year 2008, Scientific Instruments sales in the fiscal year increased by approximately 9% compared to fiscal year 2007.

Scientific Instruments operating earnings for fiscal year 2008 include an acquisition-related in-process research and development charge of $1.7 million, acquisition-related intangible amortization of $8.4 million, amortization of $1.4 million related to inventory written up to fair value in connection with acquisitions and restructuring and other related costs of $5.5 million. In comparison, Scientific Instruments operating earnings for fiscal year 2007 include acquisition-related intangible amortization of $7.9 million, amortization of $1.3 million related to inventory written up to fair value in connection with an acquisition and restructuring and other related costs of $4.3 million. Excluding the impact of these items, operating earnings were lower as a percentage of sales due to higher transition costs related to the relocation of manufacturing activities for certain products, the weaker U.S. dollar (which was favorable to reported sales but unfavorable to reported operating margins) and higher costs relating to new product introductions. These factors more than offset the positive impact of sales volume leverage.

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

Consolidated Results

The following table presents comparisons of our sales and other selected consolidated financial results for fiscal years 2008 and 2007:

	Fiscal Year Ended				Increase (Decrease)
	October 3, 2008		September 28, 2007

	$	% of Sales	$	% of Sales	$	%

(dollars in millions, except per share data)
Sales:	$1,012.5	100.0%	$920.6	100.0%	$91.9	10.0%

Gross profit	452.4	44.7	415.5	45.1	36.9	8.9

Operating expenses:
Selling, general and administrative	277.4	27.4	257.8	28.0	19.6	7.7
Research and development	71.8	7.1	65.2	7.0	6.6	10.2
Purchased in-process research and development	1.7	0.2	—	—	1.7	100.0

Total operating expenses	350.9	34.7	323.0	35.0	27.9	8.7

Operating earnings	101.5	10.0	92.5	10.1	9.0	9.6
Impairment of private company equity investment	(3.0)	(0.3)	—	—	(3.0)	(100.0)
Interest income	5.9	0.6	6.2	0.7	(0.3)	(3.6)
Interest expense	(1.7)	(0.2)	(1.9)	(0.2)	0.2	11.8
Income tax expense	(37.6)	(3.7)	(33.2)	(3.7)	(4.4)	(13.3)

Net earnings	$65.1	6.4%	$63.6	6.9%	$1.5	2.4%

Net earnings per diluted share	$2.17		$2.05		$0.12

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
Sales by Geographic Region
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

Gross Profit.    Gross profit for fiscal year 2008 includes $6.5 million in amortization expense relating to acquisition-related intangible assets, $1.4 million in amortization expense related to inventory written up to fair value in connection with recent acquisitions and $1.6 million in restructuring and other related costs. In comparison, gross profit for fiscal year 2007 includes $5.3 million in amortization expense relating to acquisition-related intangible assets, $1.3 million in amortization expense related to inventory written up to fair value in connection with an acquisition and $1.2 million in restructuring and other related costs. Excluding the impact of these items, gross profit as a percentage of sales decreased slightly due to higher transition costs related to the relocation of manufacturing activities for certain products and the weaker U.S. dollar (which was favorable to reported sales but unfavorable to reported gross profit margins).

Selling, General and Administrative.    Selling, general and administrative expenses for fiscal year 2008 include $1.8 million in amortization expense relating to acquisition-related intangible assets and $2.6 million in restructuring and other related costs. In comparison, selling, general and administrative expenses for fiscal year 2007 include $2.6 million in amortization expense relating to acquisition-related intangible assets and $2.4 million in restructuring and other related costs. Excluding the impact of these items, the slight decrease in selling, general and administrative expenses as a percentage of sales was primarily the result of sales volume leverage and lower employee bonus accruals, largely offset by the weaker U.S. dollar and higher costs relating to new product introductions.

Research and Development.    Research and development expenses for fiscal year 2008 include $1.3 million in restructuring and other related costs. In comparison, research and development expenses for fiscal year 2007 include $0.8 million in restructuring and other related costs. Excluding the impact of these items, research and development expenses were flat as a percentage of sales.

Purchased In-Process Research and Development.    In connection with the Oxford Diffraction acquisition in the third quarter of fiscal year 2008, we recorded a one-time charge of $1.7 million to immediately expense acquired in-process research and development related to projects that were in process at the time of the acquisition.

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

During fiscal year 2008, we also recorded $3.4 million in other costs related directly to these plans which were comprised primarily of employee retention and relocation costs and accelerated depreciation of assets to be disposed upon the closure of facilities).

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

Income Tax Expense.    The effective income tax rate was 36.6% for fiscal year 2008, compared to 34.3% for fiscal year 2007. The higher effective income tax rate in fiscal year 2008 was primarily due to higher U.S. state taxes, higher U.S. federal taxes on distributed and undistributed foreign earnings, higher non-deductible compensation expense and a non-deductible in-process research and development charge related to an acquisition. These factors were partially offset by the benefit from a reduction in unrecognized tax benefits due to the lapse of certain statutes of limitations in fiscal year 2008 and lower taxes on retained foreign earnings.

Net Earnings.    Net earnings for fiscal year 2008 included a non-deductible in-process research and development charge of $1.7 million and the after-tax impacts of an impairment of a private company equity investment of $3.0 million, $8.4 million in acquisition-related intangible amortization, $1.4 million in amortization related to inventory written up to fair value in connection with recent acquisitions and $5.5 million in restructuring and other related costs. Net earnings for fiscal year 2007 included the after-tax impacts of $7.9 million in acquisition-related intangible amortization, $1.3 million in amortization related to inventory written up to fair value in connection with the acquisition of IonSpec and $4.3 million in restructuring and other related costs. Excluding the after-tax impact of these items, the increase in net earnings in fiscal year 2008 was primarily attributable to higher sales volume (including sales volume leverage on operating expenses), partially offset by higher transition costs related to the relocation of manufacturing activities for certain products and higher costs relating to new product introductions.

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

In limited cases, product accessories ordered by customers may not have an established list price, as the item may be a new or slightly modified accessory with no prior sales history. In these limited cases, we consider whether a comparable or substitute accessory that provides similar functionality exists for which fair value has been established and then use that comparable or substitute accessory’s list price in estimating the fair value of the undelivered elements. When the fair value of a delivered element has not been established, we use the residual method to allocate revenue if the fair value of all undelivered elements is determinable. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement consideration is allocated to the delivered elements and is recognized as revenue. If we are unable to determine the fair value of an undelivered element, all arrangement revenue is deferred until the undelivered element is delivered; however, such cases are infrequent and arise from a significant technological advance that creates products or product accessories without a suitable comparable or substitute accessory from which to derive fair value.

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

Share-based Compensation.    We measure and recognize compensation expense for all share-based payment awards including employee stock options and shares issued under our employee stock purchase plan based on estimated fair values. We estimate the value of share-based payments on the date of grant using the Black-Scholes model. The determination of the fair value of, and the timing of expense relating to, share-based payment awards on the date of grant using the Black-Scholes model is affected by our stock price as well as assumptions regarding a number of variables including the expected term of awards, expected stock price volatility and expected forfeitures.

In determining the Company’s expected stock price volatility assumption, we review both the historical and implied volatility of the Company’s common stock, with implied volatility based on publicly traded options on the Company’s common stock. We determine the expected stock price volatility assumptions using a combination of historical and implied volatility unless the volume or maturity of these publicly traded options does not satisfy the conditions to use implied volatility. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimate expected forfeitures, as well as the expected term of awards, based on historical experience. Future changes in these assumptions, our stock price or certain other factors could result in changes in our share-based compensation expense in future periods.

Income Taxes.    We are subject to income taxes in the U.S. and numerous jurisdictions outside of the U.S. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes as well as in assessing the realizability of our deferred tax assets. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We establish liabilities for unrecognized tax benefits, as well as reserves for related potential penalties and interest, based on the technical merits of our tax positions and the extent to which additional taxes, penalties and interest will be due. These unrecognized tax benefits are established when, despite our belief that our tax return positions are fully supportable, certain positions can be challenged and may not be sustained on review by tax authorities. These balances are adjusted in light of changing facts and circumstances. Our income tax expense includes the impact of new unrecognized tax benefits recorded as well as changes to existing unrecognized tax benefits that are considered appropriate. Should the ultimate resolution of any tax-related uncertainties (including any which may be currently unidentified) differ from those we used to determine our recorded liabilities, charges against or credits to our unrecognized tax benefits and/or income tax provision will become necessary.

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

Liquidity and Capital Resources

We generated $112.9 million of cash from operating activities in fiscal year 2009, compared to $79.0 million generated in fiscal year 2008. The increase in operating cash flows was primarily due to the favorable impact of decreased accounts receivable and inventory balances, partially offset by decreased net earnings after adjustments for non-cash income and expenses and decreased inventory-related liabilities. The decrease in accounts receivable was primarily related to the timing of collections and lower sales. Inventory balances have declined primarily due to reduced inventory purchases to align with current revenue levels.

We used $21.1 million of cash for investing activities in fiscal year 2009, which compares to $77.4 million used for investing activities in fiscal year 2008. The decrease in cash used for investing activities was primarily the result of lower acquisition-related payments, and cash received for the surrender of a building sublease in fiscal year 2009. In October 2008, we entered into an agreement with VMS under which we agreed to surrender to them the sublease for our facility in Palo Alto, California in exchange for $21.0 million in cash payments. We received a $5.0 million non-refundable first surrender payment under this agreement in the first quarter of fiscal year 2009 and will receive the remaining $16.0 million when we fully surrender the facility in the third quarter of fiscal year 2010. In fiscal year 2008, the higher cash used for acquisition-related payments consisted primarily of cash consideration for the acquisition of certain net assets of Analogix, Inc. (the “Analogix Business”) in November 2007 and of Oxford Diffraction in April 2008.

We generated $0.6 million of cash from financing activities in fiscal year 2009, which compares to $94.6 million used for financing activities in fiscal year 2008. Cash used to repurchase and retire common stock was significantly lower in fiscal year 2009 (such expenditures were made in both periods as a result of an effort to reduce the number of outstanding common shares). Cash proceeds from the issuance of common stock were lower in fiscal year 2009 due to lower stock option exercise volume.

We maintain relationships with banks in many countries from whom we sometimes obtain bank guarantees and short-term standby letters of credit. These guarantees and letters of credit relate primarily to advance payments and deposits made to our subsidiaries by customers for which separate liabilities are recorded in the consolidated balance sheet. As of October 2, 2009, a total of $14.5 million of these bank guarantees and letters of credit were outstanding. No amounts had been drawn by beneficiaries under these or any other outstanding guarantees or letters of credit as of that date.

As of October 2, 2009, we had an $18.8 million term loan outstanding with a U.S. financial institution at a fixed interest rate of 6.7%. The term loan contains certain covenants that limit future borrowings and the payment of cash dividends and require the maintenance of certain levels of working capital and operating results. We were in compliance with all restrictive covenants of the term loan agreement at October 2, 2009.

In connection with the Analogix Business acquisition, we have accrued a portion of the purchase price that has been retained to secure the sellers’ indemnification obligations. As of October 2, 2009, we had retained an aggregate of $1.3 million, which will become payable (net of any indemnification claims) during the first quarter of fiscal year 2010.

As of October 2, 2009, we had outstanding contingent consideration arrangements relating to acquired businesses. Amounts subject to these arrangements can be earned over the respective measurement period, depending on the performance of the acquired business relative to certain financial and operational targets.

The following table summarizes contingent consideration arrangements as of October 2, 2009:

Acquired Company/Business	Remaining Amount Available (maximum)		Measurement Period	Measurement Period End Date
	(in millions	)
Oxford Diffraction Limited	$ 7.0		3 years	April 2011
Analogix Business	2.8		3 years	December 2010
Other	0.3		2 years	July 2010

Total	$10.1

We also have an outstanding contingent consideration arrangement related to the purchase of certain assets. Remaining maximum contingent amounts under this arrangement were $2.6 million as of October 2, 2009.

The Distribution Agreement provides that we are responsible for certain litigation to which VAI was a party, and further provides that we will indemnify VMS and VSEA for one-third of the costs, expenses and other liabilities relating to certain discontinued, former and corporate operations of VAI, including certain environmental liabilities (see Note 13 of the Notes to the Consolidated Financial Statements).

We had no material cancelable or non-cancelable commitments for capital expenditures as of October 2, 2009. In the aggregate, we currently anticipate that our capital expenditures will be approximately 2.0% to 3.0% of sales for fiscal year 2010.

In February 2008, our Board of Directors approved a stock repurchase program under which we are authorized to utilize up to $100 million to repurchase shares of our common stock. This repurchase program is effective through December 31, 2009. As of October 2, 2009, we had remaining authorization to repurchase $37.5 million of our common stock under this repurchase program. However, under the terms of the Merger Agreement with Agilent, the Company is generally prohibited from repurchasing any shares of its common stock without the prior consent of Agilent.

Under the terms of the Merger Agreement, we have agreed to operate our business in the ordinary course consistent with past practice, as well as to refrain from taking certain actions in the conduct of our business without Agilent’s prior written consent until the consummation of the acquisition. Actions that may require Agilent’s consent include, but are not limited to, new indebtedness, capital expenditures, loans and investments, manufacturing and customer agreements, acquisitions, issuance of securities, and the repurchase of shares of the Company’s common stock.

Our liquidity is affected by many other factors, including normal on-going operations of our business, the pending acquisition by Agilent and external economic conditions. Our liquidity has not been materially affected by the deterioration in the global financial markets or global economic conditions in general. However, this deterioration could adversely impact the availability of credit to us as well as to our customers and suppliers.

We have no material exposure to market risk for changes in interest rates or investment valuations. Our outstanding debt carries a fixed interest rate, and we invest our excess cash primarily in depository accounts and money market funds at various financial institutions. While we have not historically needed to borrow to support working capital or capital expenditure requirements, there is no assurance that we might not need to borrow to support these requirements given global economic conditions and whether such financing would be available.

We nonetheless believe that cash generated from operations, together with our current cash and cash equivalents balances and current borrowing capability, will be sufficient to satisfy our cash requirements for the next 12 months. There can be no assurance, however, that our business will continue to generate cash flows at current levels or that credit will be available to us if and when needed. Future operating performance and our ability to obtain credit will be subject to future economic conditions and to financial, business and other factors, including the affect of the pendency of the acquisition by Agilent.

Contractual Obligations and Other Commercial Commitments

The following table summarizes the amount and estimated timing of future cash expenditures relating to principal and interest payments on outstanding long-term debt, minimum rentals due for certain facilities and other leased assets under long-term, non-cancelable operating leases and other long-term liabilities as of October 2, 2009:

	Fiscal Years
	2010	2011	2012	2013	2014	Thereafter	Total
(in thousands)
Operating leases	$6,817	$5,097	$2,958	$2,247	$1,713	$2,052	$20,884
Long-term debt (including current portion)	6,250	—	6,250	—	6,250	—	18,750
Interest on long-term debt	1,152	838	733	419	314	—	3,456
Other long-term liabilities	—	5,115	3,121	2,612	2,582	27,825	41,255

Total	$14,219	$11,050	$13,062	$5,278	$10,859	$29,877	$84,345

As of October 2, 2009, we did not have any off-balance sheet commercial commitments that could result in a significant cash outflow upon the occurrence of some contingent event, except for contingent payments of up to a maximum of $10.1 million related to acquisitions and $2.6 million related to the purchase of certain assets as discussed under Liquidity and Capital Resources above, the specific amounts of which are not currently determinable.

Recent Accounting Standards

In September 2006, the FASB issued new accounting standards for fair value measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB delayed the effective date of the new accounting standard for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We adopted the new accounting standard for fair value measurements effective October 4, 2008 with the exception of the application of the accounting standard to nonrecurring nonfinancial assets and nonfinancial liabilities (see Note 3). We do not expect the adoption in the first quarter of fiscal year 2010 of the provisions deferred to have a material impact on our financial condition or results of operations.

In December 2007, the FASB revised the accounting standards for business combinations, which retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations but also provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also requires the recognition of assets acquired and liabilities assumed arising from contingencies, the capitalization of in-process research and development at fair value, and the expensing of acquisition-related costs as incurred. It also requires that certain tax contingencies and adjustments to valuation allowances related to business combinations, which previously were adjusted to goodwill, must be adjusted to income tax expense, regardless of the date of the original business combination. This revised accounting standard is effective for fiscal years beginning after December 15, 2008. We do not expect our adoption in the first quarter of fiscal year 2010 to have a material impact on our financial condition or results of operations. However, in the event that we complete acquisitions subsequent to our adoption of the new guidance, the application of its provisions will likely have a material impact on our results of operations, although we are not currently able to estimate the impact.

In April 2009, the FASB issued a new standard for business combinations that amends the accounting prescribed for assets and liabilities arising from contingencies in business combinations. This accounting standard requires pre-acquisition contingencies to be recognized at fair value if fair value can be reasonably determined during the measurement period. If fair value cannot be reasonably determined, the accounting standard requires measurement based on the recognition and measurement criteria for contingencies. This accounting standard is effective for fiscal years beginning after December 15, 2008. We do not expect our adoption in the first quarter of fiscal year 2010 to have a material impact on our financial condition or results of operations. However, in the event that we complete acquisitions subsequent to our adoption, the application of its provisions will likely have a material impact on our results of operations, although we are not currently able to estimate the impact.

In December 2007, the FASB issued a new accounting standard for non-controlling interests in consolidated financial statements, which requires that ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income be clearly identified, labeled and presented in the consolidated financial statements. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This accounting standard is effective for fiscal years beginning after December 15, 2008, and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements are applied prospectively. We do not expect the adoption in the first quarter of fiscal year 2010 to have a material impact on our financial condition or results of operations.

In April 2008, the FASB issued a new accounting standard for the determination of the useful life of intangible assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of this new accounting standard is to improve the consistency between the useful life of a recognized intangible asset under the accounting guidance for intangible assets and the period of expected cash flows used to measure the fair value of the asset under the accounting guidance for business combinations. This accounting standard is effective for fiscal years beginning after December 15, 2008, and must be applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. Given that this applies to intangible assets acquired after the effective date, we do not expect our adoption in the first quarter of fiscal year 2010 to have a material impact on our financial condition or results of operations.

In June 2008, the FASB issued a new accounting standard for determining whether instruments granted in share-based transactions are participating securities. This new accounting standard states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the computation of earnings per share under the two-class method described in the guidance for earnings per share. This accounting standard is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, on a retrospective basis. We do not expect the adoption in the first quarter of fiscal year 2010 to have a material impact on our earnings per share.

In December 2008, the FASB issued additional disclosure requirements for plan assets of a defined benefit pension or other postretirement plan. The required disclosures include a description of the Company’s investment policies and strategies, the fair value of each major category of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets and the significant concentrations of risk within plan assets. These additional disclosures are effective for fiscal years ending after December 15, 2009. We do not expect the adoption of the new disclosure requirements in fiscal year 2010 to have a material impact on our financial condition or results of operations.

In October 2009, the FASB issued two new accounting standards that provide guidance for revenue recognition. The first standard revises guidance for arrangements with multiple deliverables. This accounting standard replaces the term fair value in the revenue recognition allocation guidance with selling price and establishes a hierarchy for determining the selling price of a deliverable. The selling price of each deliverable will first be based on vendor specific objective evidence (“VSOE”) if available, second on third-party evidence (“TPE”) if VSOE is not available and third on estimated selling price if neither VSOE nor TPE are available. In addition, the residual method is no longer permitted as vendors are now required to allocate arrangement consideration using the relative selling price method. The second new accounting standard excludes from the scope of software revenue recognition, software components contained in, and essential to the functionality of, tangible products. These new accounting standards require expanded qualitative and quantitative disclosures and are effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We do not expect the adoption of these accounting standards in the first quarter of fiscal year 2011 to have a material impact on our financial condition or results of operations.

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

During the fiscal year ended October 2, 2009, we were not party to any foreign exchange forward contracts designated as cash flow hedges of forecasted transactions.

Our foreign exchange forward contracts generally do not extend beyond one month in original maturity. A summary of all foreign exchange forward contracts that were outstanding as of October 2, 2009 follows:

	Notional Value Sold	Notional Value Purchased
(in thousands)
Australian dollar	$ —	$ 47,488
British pound	—	13,106
Japanese yen	3,583	—
Euro	3,073	—
Canadian dollar	2,645	—
Korean won	1,486	—
Singapore dollar	834	—

Total	$ 11,621	$ 60,594

Interest Rate Risk.    We have no material exposure to market risk for changes in interest rates. We invest any excess cash primarily in depository accounts and money market funds, and changes in interest rates would not be material to our financial condition or results of operations. We enter into debt obligations principally to support general corporate purposes, including working capital requirements, capital expenditures and acquisitions. At October 2, 2009, our debt obligations had fixed interest rates.

Based upon rates currently available to us for debt with similar terms and remaining maturities, the carrying amounts of long-term debt approximate their estimated fair value. Although payments under certain of our operating leases for our facilities are tied to market indices, we are not exposed to material interest rate risk associated with our operating leases.

Debt Obligations.

Principal Amounts and Related Weighted-Average Interest Rates By Year of Maturity

	Fiscal Years
	2010	2011	2012	2013	2014	Thereafter	Total
(in thousands)
Long-term debt (including current portion)	$6,250	$—	$6,250	$—	$6,250	$—	$18,750
Average interest rate	6.7%	—%	6.7%	—%	6.7%	—%	6.7%

Defined Benefit Retirement Plans.    Most of our retirement plans, including all U.S.-based plans, are defined contribution plans. However, we also provide defined benefit pension plans in certain countries outside of the U.S. Our obligations under these defined benefit plans will ultimately be settled in the future and are therefore subject to estimation. Defined benefit pension accounting under FASB Accounting Standard Codification (“ASC”) 715-30, Defined Benefit Plans-Pension, is intended to reflect the recognition of future benefit costs over the employees’ estimated service periods based on the terms of the pension plans and the investment and funding decisions made by us.

For our defined benefit pension plans, we make assumptions regarding several variables including the expected long-term rate of return on plan assets and the discount rate in order to determine defined benefit pension plan expense for the year. This expense is referred to as “net periodic pension cost.” We assess the expected long-term rate of return on plan assets and discount rate assumption for each defined benefit plan based on relevant market conditions and make adjustments to the assumptions as appropriate. On an annual basis, we analyze the rates of return on plan assets and discount rates used and determine that these rates are reasonable. For rates of return, this analysis is based on a review of the nature of the underlying assets, the allocation of those assets and their historical performance and expectations relative to relevant markets in the countries where the related plans are effective. Historically, our assumed asset allocations have not varied significantly from the actual allocations. Discount rates are based on the prevailing market long-

term interest rates in the countries where the related plans are effective. As of October 2, 2009, the estimated long-term rate of return on our defined benefit pension plan assets ranged from 0.3% to 6.5% (weighted-average of 5.1%), and the assumed discount rate for our defined benefit pension plan obligations ranged from 1.8% to 5.6% (weighted-average of 5.4%).

If any of these assumptions were to change, our net periodic pension cost would also change. We incurred net periodic pension cost relating to our defined benefit pension plans of $1.4 million in fiscal year 2009, $1.5 million in fiscal year 2008 and $2.3 million in fiscal year 2007, and expect our net periodic pension cost to be approximately $1.2 million in fiscal year 2010. A 100 basis point decrease in the weighted-average estimated return on plan assets or assumed discount rate would increase our net periodic pension cost for fiscal year 2010 by $0.4 million or $0.5 million, respectively. As of October 2, 2009, our projected benefit obligation relating to defined benefit pension plans was $50.6 million. A 100 basis point decrease in the weighted-average estimated discount rate would increase this obligation by $10.3 million.

During fiscal year 2009, the Company ceased future benefit accruals to a defined benefit pension plan in the United Kingdom. In connection with this action, the Company recorded a curtailment loss of $0.1 million during fiscal year 2009.

Item 8.	Financial Statements and Supplementary Data

The information required by this Item is submitted as a separate section to this Report. See Item 15—Exhibits, Financial Statement Schedules.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure controls and procedures.    Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our Chief Executive Officer and the Chief Financial Officer have concluded that as of the end of the period covered by this Annual Report on Form 10-K (October 2, 2009), our disclosure controls and procedures were effective.

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

Management’s annual report on internal control over financial reporting.    Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our management (including the Chief Executive Officer and the Chief Financial Officer) evaluated the effectiveness of our internal control over financial reporting as of October 2, 2009 based on the framework defined in Internal Control – Integrated

Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of October 2, 2009.

Attestation report of independent registered public accounting firm.    PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of October 2, 2009, as stated in their attestation report included on page F-2 of this Annual Report on Form 10-K.

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

The information required by this Item with respect to our directors and nominees for director is incorporated herein by reference from the corresponding information provided under the heading Proposal One—Election of Directors in our Proxy Statement (or, if our Proxy Statement is not filed with the SEC on or prior to January 30, 2010, will be set forth in an amendment to this Report to be filed on or prior to January 30, 2010).

The information required by this Item with respect to our audit committee financial expert is incorporated herein by reference from the corresponding information provided under the heading Meetings and Committees of the Board—Audit Committee in our Proxy Statement (or, if our Proxy Statement is not filed with the SEC on or prior to January 30, 2010, will be set forth in an amendment to this Report to be filed on or prior to January 30, 2010).

The information required by Item 405 of Regulation S-K is incorporated herein by reference from the corresponding information provided under the heading Section 16(a) Beneficial Ownership Reporting Compliance in our Proxy Statement (or, if our Proxy Statement is not filed with the SEC on or prior to January 30, 2010, will be set forth in an amendment to this Report to be filed on or prior to January 30, 2010).

Our Corporate Governance Guidelines and the charters of the Audit Committee, Compensation Committee, Nominating and Governance Committee and Stock Committee of our Board of Directors are available at our main Internet website, at http://www.varianinc.com, and can be accessed by clicking on “Investors” and then on “Corporate Governance”. Upon request, we will provide to any person, at no charge, a copy of any of these materials. Such a request must be made in writing to our Secretary at Varian, Inc., 3120 Hansen Way, Palo Alto, CA 94304-1030.

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

The information required by this Item is incorporated herein by reference from the corresponding information provided under the headings Executive Compensation Information and Compensation Committee Report in our Proxy Statement (or, if our Proxy Statement is not filed with the SEC on or prior to January 30, 2010, will be set forth in an amendment to this Report to be filed on or prior to January 30, 2010).

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference from the corresponding information provided under the headings Equity Compensation Plan Information and Stock Ownership of Certain Beneficial Owners in our Proxy Statement (or, if our Proxy Statement is not filed with the SEC on or prior to January 30, 2010, will be set forth in an amendment to this Report to be filed on or prior to January 30, 2010).

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference from the corresponding information provided under the headings Board Structure and Nominees and Related Party Transactions in our Proxy Statement (or, if our Proxy Statement is not filed with the SEC on or prior to January 30, 2010, will be set forth in an amendment to this Report to be filed on or prior to January 30, 2010).

Item 14.	Principal Accounting Fees and Services

The information required by this Item with respect to our principal accounting firm is incorporated herein by reference from the corresponding information provided under the heading Proposal Two—Ratification of Appointment of Independent Registered Public Accounting Firm in our Proxy Statement (or, if our Proxy Statement is not filed with the SEC on or prior to January 30, 2010, will be set forth in an amendment to this Report to be filed on or prior to January 30, 2010).

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	(1) Consolidated Financial Statements: (see Index on page F-1 of this Report)

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Statement of Earnings for fiscal years 2009, 2008 and 2007

•	Consolidated Balance Sheet at fiscal year end 2009 and 2008

•	Consolidated Statement of Stockholders’ Equity and Comprehensive Income for fiscal years 2009, 2008 and 2007

•	Consolidated Statement of Cash Flows for fiscal years 2009, 2008 and 2007

•	Notes to the Consolidated Financial Statements

(2)	Consolidated Financial Statement Schedule: (see Index on page F-1 of this Report)

The following Financial Statement Schedule for fiscal years 2009, 2008 and 2007 is filed as a part of this Report and should be read in conjunction with our Consolidated Financial Statements.

Schedule
II	Valuation and Qualifying Accounts.

All other required schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the Consolidated Financial Statements or the Notes thereto.

(3)	Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date Filed	Exhibit Number(s)	Filed Herewith
2.1	Amended and Restated Distribution Agreement, dated as of January 14, 1999, among Varian Associates, Inc., Varian Semiconductor Equipment Associates, Inc. and Varian, Inc.	10-Q	May 17, 1999	2.1

2.2	Agreement and Plan of Merger dated as of July 26, 2009, by and among Agilent Technologies, Inc., Varian, Inc. and Cobalt Acquisition Corp.	8-K	July 27, 2009	2.1

3.1	Restated Certificate of Incorporation of Varian, Inc.	10-Q	May 17, 1999	3.1, 3.2

3.2	Amended and Restated By-Laws of Varian, Inc.	8-K	February 9, 2009	3.1

4.1	Specimen Common Stock Certificate.	10-Q	May 12, 2009	4.1

10.1	Intellectual Property Agreement, dated as of April 2, 1999, among Varian Associates, Inc., Varian Semiconductor Equipment Associates, Inc. and Varian, Inc.	10-Q	May 17, 1999	10.2

10.2	Varian, Inc. Amended and Restated Note Purchase and Private Shelf Agreement and Assumption dated as of April 2, 1999.	10-Q	May 17, 1999	10.6

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date Filed	Exhibit Number(s)	Filed Herewith
10.3	Asset Purchase Agreement, dated as of February 4, 2005, between Varian, Inc. and Jabil Circuit, Inc.	8-K	March 17, 2005	2.1

10.4	Form of Indemnity Agreement between Varian, Inc. and its Directors and Officers.	10-K	December 9, 2004	10.5

10.5*	Varian, Inc. Omnibus Stock Plan, as amended and restated as of November 8, 2007.	8-K	February 1, 2008	10.1

10.6*	Varian, Inc. Management Incentive Plan, as amended and restated as of November 8, 2007.	8-K	November 13, 2007	10.9

10.7*	Varian, Inc. Supplemental Retirement Plan, as amended and restated as of November 13, 2008.	10-K	November 26, 2008	10.7

10.8*	Varian, Inc. Employee Stock Purchase Plan.	10-Q	May 10, 2000	10.1

10.9*	Form of Nonqualified Stock Option Agreement between Varian, Inc. and Executive Officers (used beginning April 2, 1999 and prior to November 10, 2003).	10-K	December 7, 2006	10.9

10.10*	Form of Nonqualified Stock Option Agreement between Varian, Inc. and Executive Officers (used beginning November 10, 2003 and prior to November 11, 2004).	10-K	December 7, 2006	10.10

10.11*	Form of Nonqualified Stock Option Agreement between Varian, Inc. and Executive Officers (used beginning November 11, 2004 and prior to December 4, 2006).	10-K	December 7, 2006	10.11

10.12*	Form of Nonqualified Stock Option Agreement between Varian, Inc. and Executive Officers (used beginning December 4, 2006 and prior to November 8, 2007).	10-K	December 7, 2006	10.12

10.13*	Form of Nonqualified Stock Option Agreement between Varian, Inc. and Executive Officers (used beginning November 8, 2007).	8-K	November 13, 2007	10.3

10.14*	Form of Nonqualified Stock Option Agreement between Varian, Inc. and Non-Employee Directors.	10-K	December 9, 2004	10.12

10.15*	Form of Nonqualified Stock Option Agreement between Varian, Inc. and Non-Employee Directors—For New Director/Chairman Grants (used beginning February 1, 2008).	10-Q	May 6, 2008	10.29

10.16*	Form of Nonqualified Stock Option Agreement between Varian, Inc. and Non-Employee Directors—For Annual Director Grants (used beginning February 1, 2008).	10-Q	May 6, 2008	10.30

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date Filed	Exhibit Number(s)	Filed Herewith
10.17*	Form of Restricted Stock Agreement between Varian, Inc. and Executive Officers (used prior to December 4, 2006).	10-K	December 7, 2006	10.14

10.18*	Form of Restricted Stock Agreement between Varian, Inc. and Executive Officers (used beginning December 4, 2006 and prior to November 8, 2007).	10-K	December 7, 2006	10.15

10.19*	Form of Restricted Stock Agreement between Varian, Inc. and Executive Officers (used beginning November 8, 2007).	10-Q	February 5, 2008	10.17

10.20*	Form of Restricted Stock Agreement between Varian, Inc. and Certain Executive Officers (used beginning March 13, 2009).	8-K	March 17, 2009	10.1

10.21*	Form of Restricted Stock Agreement between Varian, Inc. and G. Edward McClammy (used beginning March 13, 2009).	8-K	March 17, 2009	10.2

10.22*	Form of Performance Share Agreement between Varian, Inc. and Executive Officers (used beginning November 8, 2007).	8-K	November 13, 2007	10.1

10.23*	Form of Performance Share Agreement between Varian, Inc. and Executive Officers (used beginning October 6, 2008).	8-K	September 15, 2008	10.2

10.24*	Form of Stock Unit Agreement between Varian, Inc. and Non-Employee Directors.	10-Q	February 8, 2005	10.23

10.25*	Change in Control Agreement, as amended and restated as of November 8, 2007, between Varian, Inc. and Garry W. Rogerson.	8-K	November 13, 2007	10.4

10.26*	Amendment to Change in Control Agreement, dated as of September 8, 2009, between Varian, Inc. and Garry W. Rogerson.				X

10.27*	Change in Control Agreement, as amended and restated as of November 8, 2007, between Varian, Inc. and G. Edward McClammy.	8-K	November 13, 2007	10.5

10.28*	Amendment to Change in Control Agreement, dated as of September 8, 2009, between Varian, Inc. and G. Edward McClammy.				X

10.29*	Change in Control Agreement, as amended and restated as of November 8, 2007, between Varian, Inc. and Martin O’Donoghue.	8-K	November 13, 2007	10.6

10.30*	Amendment to Change in Control Agreement, dated as of September 8, 2009, between Varian, Inc. and Martin O’Donoghue.				X

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date Filed	Exhibit Number(s)	Filed Herewith
10.31*	Change in Control Agreement, as amended and restated as of November 8, 2007, between Varian, Inc. and Sergio Piras.	8-K	November 13, 2007	10.7

10.32*	Amendment to Change in Control Agreement, dated as of September 18, 2009, between Varian, Inc. and Sergio Piras.				X

10.33*	Change in Control Agreement, as amended and restated as of November 8, 2007, between Varian, Inc. and Arthur W. Homan.	8-K	November 13, 2007	10.8

10.34*	Amendment to Change in Control Agreement, dated as of September 8, 2009, between Varian, Inc. and Arthur W. Homan.				X

10.35*	Change in Control Agreement, as amended and restated as of November 8, 2007, between Varian, Inc. and Sean M. Wirtjes.	10-K	November 21, 2007	10.25

10.36*	Amendment to Change in Control Agreement, dated as of September 14, 2009, between Varian, Inc. and Sean M. Wirtjes.				X

10.37*	Change in Control Agreement, dated as of September 15, 2008, between Varian, Inc. and Robert W. Dean II.	8-K	September 15, 2008	10.1

10.38*	Amendment to Change in Control Agreement, dated as of September 8, 2009, between Varian, Inc. and Robert W. Dean II.				X

10.39*	Change in Control Agreement, dated as of October 6, 2008, between Varian, Inc. and Gordon B. Tredger.	10-K	November 26, 2008	10.30

10.40*	Amendment to Change in Control Agreement, dated as of September 8, 2009, between Varian, Inc. and Gordon B. Tredger.				X

10.41*	Description of Compensatory Arrangements between Varian, Inc. and Non-Employee Directors.	10-Q	February 10, 2009	10.31

10.42*	Description of Certain Compensatory Arrangements between Varian, Inc. and Executive Officers.	10-K	November 21, 2007	10.27

10.43*	Description of Certain Compensatory Arrangements between Varian S.p.A. and Sergio Piras.	10-Q	February 5, 2008	10.28

18.1	Preferability letter regarding inventory accounting principle change.	10-K	December 7, 2000	18.1

21	Subsidiaries of the Registrant.				X

23	Consent of Independent Registered Public Accounting Firm.				X

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date Filed	Exhibit Number(s)	Filed Herewith
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VARIAN, INC. (Registrant)

Dated: November 25, 2009	By:	/s/ G. EDWARD MCCLAMMY G. Edward McClammy Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GARRY W. ROGERSON Garry W. Rogerson	Chairman and Chief Executive Officer (Principal Executive Officer)	November 25, 2009

/s/ G. EDWARD MCCLAMMY G. Edward McClammy	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	November 25, 2009

/s/ ROBERT W. DEAN II Robert W. Dean II	Controller (Principal Accounting Officer)	November 25, 2009

/s/ RICHARD U. DE SCHUTTER Richard U. De Schutter	Director	November 25, 2009

/s/ JAMES T. GLOVER James T. Glover	Director	November 25, 2009

/s/ JOHN G. MCDONALD John G. McDonald	Director	November 25, 2009

/s/ WAYNE R. MOON Wayne R. Moon	Director	November 25, 2009

/s/ ELIZABETH E. TALLETT Elizabeth E. Tallett	Director	November 25, 2009

VARIAN, INC. AND SUBSIDIARY COMPANIES

ANNUAL REPORT ON FORM 10-K

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

The following Consolidated Financial Statements of the Registrant and its subsidiaries are required to be included in Item 8:

The following Consolidated Financial Statement Schedule of the Registrant and its subsidiaries for fiscal years 2009, 2008 and 2007 is filed as a part of this Report as required to be included in Item 15(a) and should be read in conjunction with the Consolidated Financial Statements of the Registrant and its subsidiaries:

Schedule		Page
II	Valuation and Qualifying Accounts	F-39

All other required schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the Consolidated Financial Statements or the Notes thereto.

VARIAN, INC. AND SUBSIDIARY COMPANIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Varian, Inc.:

In our opinion, the consolidated financial statements listed under Item 15(a)(1), present fairly, in all material respects, the financial position of Varian, Inc. and its subsidiaries at October 2, 2009 and October 3, 2008, and the results of their operations and their cash flows for each of the three years in the period ended October 2, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 2, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 12 to the consolidated financial statements, effective September 28, 2007, the Company adopted ASC 715 and changed its method of accounting for defined benefit plans.

As discussed in Note 15 to the consolidated financial statements, effective September 29, 2007, the Company adopted ASC 740 and changed its method of accounting for uncertainty in income taxes.

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

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP

San Jose, California

November 25, 2009

VARIAN, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF EARNINGS

(In thousands, except per share amounts)

	Fiscal Year Ended
	October 2, 2009	October 3, 2008	September 28, 2007
Sales
Products	$676,129	$869,556	$796,983
Services	130,615	142,959	123,615

Total sales	806,744	1,012,515	920,598

Cost of sales
Products	377,941	476,555	435,397
Services	74,113	83,506	69,724

Total cost of sales	452,054	560,061	505,121

Gross profit	354,690	452,454	415,477

Operating expenses
Selling, general and administrative	239,282	277,478	257,754
Research and development	56,425	71,810	65,169
Purchased in-process research and development	—	1,703	—

Total operating expenses	295,707	350,991	322,923

Operating earnings	58,983	101,463	92,554
Impairment of private company equity investment (Note 2)	—	(3,018)	—
Interest income	1,650	5,930	6,152
Interest expense	(1,486)	(1,656)	(1,878)

Earnings before income taxes	59,147	102,719	96,828
Income tax expense	20,527	37,605	33,212

Net earnings	$38,620	$65,114	$63,616

Net earnings per share:
Basic	$1.34	$2.20	$2.09

Diluted	$1.34	$2.17	$2.05

Shares used in per share calculation:
Basic	28,785	29,620	30,457

Diluted	28,936	30,072	31,004

See accompanying Notes to the Consolidated Financial Statements.

VARIAN, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEET

(In thousands, except par value amounts)

	October 2, 2009	October 3, 2008
ASSETS

Current assets
Cash and cash equivalents	$209,348	$103,895
Accounts receivable, net	159,958	199,420
Inventories	136,704	161,039
Deferred taxes	38,349	32,287
Prepaid expenses and other current assets	15,488	15,663

Total current assets	559,847	512,304
Property, plant and equipment, net	114,363	110,343
Goodwill	216,223	218,208
Intangible assets, net	28,334	36,972
Other assets	25,420	24,089

Total assets	$944,187	$901,916

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current portion of long-term debt	$6,250	$—
Accounts payable	63,368	70,923
Deferred profit	8,935	10,957
Accrued liabilities	171,103	167,173

Total current liabilities	249,656	249,053
Long-term debt	12,500	18,750
Deferred taxes	2,505	4,341
Other liabilities	41,255	43,431

Total liabilities	305,916	315,575

Commitments and contingencies (Notes 1, 5, 6, 8, 9, 10, 11, 12, 13 and 15)

Stockholders’ equity
Preferred stock—par value $0.01, authorized—1,000 shares; issued—none	—	—
Common stock—par value $0.01, authorized—99,000 shares; issued and outstanding—28,971 shares at October 2, 2009 and 28,917 shares at October 3, 2008	368,324	356,192
Retained earnings	220,068	184,678
Accumulated other comprehensive income	49,879	45,471

Total stockholders’ equity	638,271	586,341

Total liabilities and stockholders’ equity	$944,187	$901,916

See accompanying Notes to the Consolidated Financial Statements.

VARIAN, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(In thousands)

			Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income	Total	Total Comprehensive Income
	Common Stock
	Shares	Amount
Balance, September 29, 2006	30,870	$319,090	$204,182	—	$28,768	$552,040
Net earnings	—	—	63,616	—	—	63,616	$63,616
Other comprehensive income:
Currency translation adjustment, net of tax of ($5,689)	—	—	—	—	38,264	38,264	38,264
Minimum pension liability, net of tax of ($1,198)	—	—	—	—	2,504	2,504	2,504

Total comprehensive income							$104,384

Adjustment for initial adoption of new accounting standard for pensions, net of tax of $649	—	—	—	—	(2,250)	(2,250)
Issuance of common stock and stock units	1,156	31,897	—	—	—	31,897
Share-based compensation expense	—	9,946	—	—	—	9,946
Tax benefit from share-based plans	—	8,769	—	—	—	8,769
Repurchase of common stock	(1,681)	—	—	(86,699)	—	(86,699)
Retirement of treasury stock	—	(18,372)	(68,327)	86,699	—	—

Balance, September 28, 2007	30,345	351,330	199,471	—	67,286	618,087
Net earnings	—	—	65,114	—	—	65,114	$65,114
Other comprehensive income:
Currency translation adjustment, net of tax of $283	—	—	—	—	(22,263)	(22,263)	(22,263)
Minimum liability for defined benefit pension and other postretirement obligations, net of tax of ($653)	—	—	—	—	448	448	448

Total comprehensive income							$43,299

Issuance of common stock and stock units	536	18,228	—	—	—	18,228
Share-based compensation expense	—	9,673	—	—	—	9,673
Tax benefit from share-based plans	—	894	—	—	—	894
Repurchase of common stock	(1,964)	—	—	(106,859)	—	(106,859)
Retirement of treasury stock	—	(23,933)	(82,926)	106,859	—	—
Adjustment for initial adoption of new accounting standard for tax	—	—	3,019	—	—	3,019

Balance, October 3, 2008	28,917	356,192	184,678	—	45,471	586,341
Net earnings	—	—	38,620	—	—	38,620	$38,620
Other comprehensive income:
Currency translation adjustment, net of tax of ($1,532)	—	—	—	—	5,791	5,791	5,791
Minimum liability for defined benefit pension and other postretirement obligations, net of tax of $437	—	—	—	—	(1,383)	(1,383)	(1,383)

Total comprehensive income							$43,028

Issuance of common stock and stock units	414	8,139	—	—	—	8,139
Share-based compensation expense	—	7,705	—	—	—	7,705
Tax benefit from share-based plans	—	705	—	—	—	705
Repurchase of common stock	(360)	—	—	(7,647)	—	(7,647)
Retirement of treasury stock	—	(4,417)	(3,230)	7,647	—	—

Balance, October 2, 2009	28,971	$368,324	$220,068	$—	$49,879	$638,271

See accompanying Notes to the Consolidated Financial Statements.

VARIAN, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Fiscal Years Ended
	October 2, 2009	October 3, 2008	September 28, 2007
Cash flows from operating activities
Net earnings	$38,620	$65,114	$63,616
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	26,783	29,346	29,248
Gain on disposition of property, plant and equipment	(230)	(474)	(452)
Impairment of private company equity investment	—	3,018	—
Purchased in-process research and development	—	1,703	—
Share-based compensation expense	7,705	9,673	9,946
Excess tax benefit from share-based plans	(705)	(894)	(9,090)
Deferred taxes	(12,211)	(1,791)	(9,404)
Unrealized loss (gain) on currency remeasurement	525	(5,286)	8,826
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	42,387	(12,205)	1,074
Inventories	24,663	(19,428)	400
Prepaid expenses and other current assets	403	3,300	(387)
Other assets	168	(1,462)	(4,110)
Accounts payable	(8,663)	(1,072)	(4,733)
Deferred profit	(2,103)	(3,526)	(176)
Accrued liabilities	(3,061)	14,053	8,103
Other liabilities	(1,394)	(1,048)	6,996

Net cash provided by operating activities	112,887	79,021	99,857

Cash flows from investing activities
Proceeds from sale of property, plant and equipment	6,454	1,735	4,966
Purchase of property, plant and equipment	(25,073)	(23,960)	(19,396)
Acquisitions, net of cash acquired	(2,449)	(55,167)	(7,115)
Private company equity investments	—	(18)	(3,000)

Net cash used in investing activities	(21,068)	(77,410)	(24,545)

Cash flows from financing activities
Repayment of debt	—	(6,250)	(2,500)
Repurchase of common stock	(7,647)	(106,859)	(86,699)
Issuance of common stock	8,139	18,228	31,897
Excess tax benefit from share-based plans	705	894	9,090
Transfers to Varian Medical Systems, Inc.	(645)	(600)	(646)

Net cash provided by (used in) financing activities	552	(94,587)	(48,858)

Effects of exchange rate changes on cash and cash equivalents	13,082	475	15,787

Net increase (decrease) in cash and cash equivalents	105,453	(92,501)	42,241
Cash and cash equivalents at beginning of period	103,895	196,396	154,155

Cash and cash equivalents at end of period	$209,348	$103,895	$196,396

Supplemental cash flow information
Income taxes paid, net of refunds received	$30,453	$38,793	$36,317

Interest paid	$1,261	$1,626	$1,765

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

Merger Agreement.    On July 26, 2009, the Company, Agilent Technologies, Inc., a Delaware corporation (“Agilent”), and Cobalt Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Agilent (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Merger Sub will, subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, merge with and into the Company and the Company will survive the merger and continue as a wholly owned subsidiary of Agilent (the “Merger”). Pursuant to the terms of the Merger Agreement and subject to the conditions thereof, at the effective time of the Merger (the “Effective Time”), each share of common stock of the Company issued and outstanding immediately prior to the Effective Time will be converted into the right to receive $52.00 in cash, without interest.

The Company and Agilent have made certain representations, warranties and covenants in the Merger Agreement, including, among others, covenants that, subject to certain exceptions, (i) the Company will conduct its business in the ordinary course consistent with past practice, and refrain from taking specified actions, during the period between the execution of the Merger Agreement and the Effective Time, (ii) the Board of Directors of the Company will recommend to its stockholders adoption of the Merger Agreement, and (iii) the Company will not solicit, initiate, seek or knowingly encourage or facilitate, any inquiry, proposal or offer from, furnish non-public information to, or participate in any discussions with, or enter into any agreement with, any person or group regarding any alternative transaction.

The Merger Agreement contains certain termination rights for both the Company and Agilent and further provides that, upon termination of the Merger Agreement under specified circumstances, the Company may be required to pay Agilent a termination fee of $46 million.

The Boards of Directors of the Company and Agilent approved the Merger and the Merger Agreement. In addition, concurrently with the execution of the Merger Agreement, all directors and certain executive officers of the Company, who together held less than 1% of the Company’s outstanding common stock as of July 26, 2009, entered into voting agreements whereby they agreed among other things to vote all shares of the Company’s common stock held by them in favor of the adoption of the Merger Agreement.

On October 5, 2009, the Company’s stockholders approved the Merger. The Merger remains subject to regulatory approvals and the satisfaction or waiver of certain other closing conditions.

Fiscal Year.    The Company’s fiscal years reported are the 52- or 53-week periods that end on the Friday nearest September 30. Fiscal year 2009 was comprised of the 52-week period that ended on October 2, 2009. Fiscal year 2008 was comprised of the 53-week period that ended on October 3, 2008. Fiscal year 2007 was comprised of the 52-week period that ended on September 28, 2007. Each quarter during fiscal years 2009, 2008 and 2007 was comprised of 13 weeks, respectively, except for the fourth quarter of fiscal year 2008, which was comprised of 14 weeks.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Revision of Prior Period Financial Statements.    During the fiscal quarter ended July 3, 2009, the Company identified a clerical error related to the calculation of the fiscal year 2008 income tax provision. The impact of this error was an understatement of income tax expense and an overstatement of consolidated net earnings of $1.3 million during the fiscal quarter and fiscal year ended October 3, 2008. The error also resulted in an overstatement of current deferred tax assets and retained earnings of $1.3 million at October 3, 2008, January 2, 2009 and April 3, 2009. The Company assessed the materiality of this error and concluded that the previously issued financial statements are not materially misstated. The Company has corrected the immaterial error by revising the prior period financial statements. Accordingly, the October 3, 2008 consolidated balance sheet and the consolidated statement of earnings and of stockholders’ equity and comprehensive income for the fiscal year ended October 3, 2008 presented herein have been revised to correct for the immaterial error. The revision did not impact net cash provided by operating activities or net cash used in investing activities or financing activities for the fiscal year ended October 3, 2008.

Subsequent Events.    In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 855, Subsequent Events, the Company has evaluated subsequent events through the time the Company’s Consolidated Financial Statements were issued on November 25, 2009.

Note 2.    Summary of Significant Accounting Policies

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

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recognition policy. Deferred profit relates to transactions in the Company’s Scientific Instruments segment that typically fit one of the following descriptions:

•	A product has been delivered to a customer but revenue cannot yet be recognized, typically due to non-standard specifications or acceptance requirements that have not yet been demonstrated. In these cases, the revenue and related cost of sales that would ordinarily be recorded in the statement of earnings at the time of delivery are instead recorded to deferred profit. This accounting is reversed and the revenue and related cost of sales are recorded in the statement of earnings once the non-standard specifications or acceptance requirements have been demonstrated and all other revenue recognition criteria have been met.

•	A product has been delivered and 100% of the contract value is billable per the terms of the arrangement but post-delivery obligations (e.g., installation) remain. In these cases, revenue equal to the fair value of the post-delivery obligations is deferred and included in deferred profit when the product is delivered. Once the post-delivery obligations have been met, the deferred revenue is reversed out of deferred profit and recorded as revenue in the statement of earnings. Since installation costs are typically not significant relative to total product costs and the time to complete an installation is usually short, the Company rarely needs to defer installation costs associated with deferred installation revenue.

The following table summarizes the components of deferred profit:

	October 2, 2009	October 3, 2008
(in thousands)
Deferred profit
Revenue	$20,601	$21,568
Cost of sales	$(11,666)	$(10,611)

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

Foreign Currency Translation.    The Company uses the local currency as the functional currency in each country in which it operates subsidiaries. The functional currencies of the Company’s operations are primarily the U.S. dollar and the Euro and, to a lesser extent, the British pound, Australian dollar, Japanese yen and various other currencies. Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at exchange rates at the end of the fiscal period and income and expense items are translated at exchange rates prevailing during the period. Translation gains and losses are included in the cumulative translation adjustment component of accumulated other comprehensive income. Gains and losses arising

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

from transactions and translation of period-end balances denominated in currencies other than a subsidiary’s functional currency are reflected in selling, general and administrative expenses.

Concentration of Credit Risk.    Financial instruments that potentially subject the Company to concentrations of credit risk include cash equivalents, trade accounts receivable and foreign exchange forward contracts. The Company invests primarily in demand deposits, short-term U.S. Treasury securities and money market funds. The Company sells its products and extends trade credit to a large number of customers, who are dispersed across many different industries and geographies. The Company performs ongoing credit evaluations of these customers and generally does not require collateral from them, although the Company does require letters of credit to mitigate credit risk when considered appropriate. As of both October 2, 2009 and October 3, 2008, trade accounts receivable include allowances for doubtful accounts of $1.3 million. Delinquent account balances are written off when management determines that the likelihood of collection is no longer probable. No single customer represented 10% or more of the Company’s total sales in fiscal year 2009, 2008 and 2007 or trade accounts receivable at fiscal year end 2009 or 2008. The Company seeks to minimize credit risk relating to foreign exchange forward contracts by limiting its counter-parties to major financial institutions.

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

Property, Plant and Equipment.    Property, plant and equipment are stated at cost. Major improvements are capitalized, while maintenance and repairs are expensed as incurred. Real property (land) is not depreciated. Plant and equipment are depreciated over their estimated useful lives using the straight-line method. Machinery and equipment lives vary from three to 10 years and buildings are depreciated over 20 to 40 years. Purchased software is depreciated over five to 10 years. Leasehold improvements are depreciated using the straight-line method over their estimated useful lives or the remaining term of the lease, whichever is less. Depreciation expense totaled $19.7 million, $20.8 million and $21.1 million in fiscal years 2009, 2008 and 2007, respectively. When assets are retired or otherwise disposed of, the capitalized costs are removed from the accounts.

Goodwill and Intangible Assets.    Under ASC 350-20-35, Intangibles—Goodwill and Other, goodwill is not amortized, but must be tested for impairment annually and whenever events or circumstances occur indicating that goodwill might be impaired. The process of testing goodwill for impairment consists of a two-step process. The first step is the comparison of the fair value to the carrying value of the reporting unit to determine if the carrying value exceeds the fair value. The second step measures the amount of an impairment loss and is only performed if the carrying value exceeds the fair value of the reporting unit. The Company performed annual goodwill impairment tests during the second quarter of fiscal years 2009, 2008 and 2007 and determined that there was no impairment of goodwill.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. We conducted our annual evaluation of goodwill by reporting unit during the quarter ended April 3, 2009, and concluded that the estimated fair value of Scientific Instruments and Vacuum Technologies reporting units exceeded their carrying value. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates and operating margins, cash flows, discount rates and future market conditions, among others. Unanticipated changes in revenue, gross margin, long-

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

term growth factor, cash flows or discount rate could result in a material impact on the estimated fair values of our reporting units. There have been no significant events or circumstances affecting the valuation of goodwill subsequent to the impairment test performed in the second quarter of the fiscal year ended October 2, 2009.

Identifiable intangible assets recorded in connection with acquisitions are amortized on a straight-line basis over their estimated useful lives, which range from two to 20 years. Acquired in-process research and development is immediately expensed.

Investments in Privately Held Companies.    The Company has equity investments in privately held companies which, because of its ownership interest and other factors, are carried at cost. These investments are evaluated under applicable guidance to determine the appropriate accounting treatment, including whether the Company must consolidate the investee company. Based on these evaluations, the Company has determined that no consolidation is required. These investments are included in Other assets in the Consolidated Balance Sheet. The Company monitors these investments for impairment and will make appropriate reductions in carrying values if the Company determines that an impairment charge is required based primarily on the near-term prospects and financial condition of these companies.

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

Long-Lived Assets.    The Company evaluates the carrying value of long-lived assets whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. All long-lived assets to be disposed of are reported at the lower of carrying amount or fair market value, less expected selling costs.

Share-Based Compensation.    The Company accounts for share-based compensation in accordance with the provisions of ASC 718, Stock Compensation, which establishes the accounting for share-based awards and the inclusion of their fair value in net earnings in the respective periods the awards were earned. Consistent with the provisions of ASC 718, the Company estimates the fair value of stock options and shares issued under its employee stock purchase plan using the Black-Scholes option-pricing model. Fair value is estimated on the date of grant and is then recognized (net of estimated forfeitures) as expense in the Consolidated Statement of Earnings over the requisite service period (generally the vesting period).

The determination of fair value and the timing of expense using option pricing models such as the Black-Scholes model require the input of highly subjective assumptions, including the expected forfeiture rate and life of the option and the expected price volatility of the underlying stock. The Company estimates the expected forfeiture and expected life assumptions based on historical experience. In determining the Company’s expected stock price volatility assumption, the Company reviews both the historical and implied volatility of the Company’s common stock, with implied volatility based on the implied volatility of publicly traded options on the Company’s common stock. The Company determines the expected stock price volatility assumption using a combination of historical and implied volatility unless the volume or maturity of these publicly traded options does not satisfy the conditions to use implied volatility. The Company elected to use the practical transition option (also known as the “short-cut” method) to calculate its historical pool of windfall tax benefits. The practical transition option allows the use of a simplified method to establish the beginning balance of the additional paid-in capital pool (the “APIC pool”), which is available to absorb shortfalls when actual tax deductions are less than the related book share-based compensation cost recognized subsequent to the adoption of ASC 718.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Research and Development.    Research and development costs related to both present and future products are expensed as they are incurred.

Advertising Costs.    Advertising costs are included as part of selling, general and administrative expense and are expensed as incurred. Advertising expense was $2.7 million in fiscal year 2009, $4.0 million in fiscal year 2008 and $3.2 million in fiscal year 2007.

Income Taxes.    The Company recognizes deferred tax assets and liabilities using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that the related tax benefits will not be realized in the future.

The Company accrues income tax liabilities for unrecognized tax benefits resulting from uncertain tax positions by evaluating whether the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit and then measures the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. The Company reevaluates these uncertain tax positions on a quarterly basis. Potential interest and penalties associated with such uncertain tax positions are recorded as a component of income tax expense.

Recent Accounting Standards.    In September 2006, the FASB issued new accounting standards for fair value measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB delayed the effective date of the new accounting standard for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted the new accounting standard for fair value measurements effective October 4, 2008 with the exception of the application of the accounting standard to nonrecurring nonfinancial assets and nonfinancial liabilities (see Note 3). The Company does not expect the adoption in the first quarter of fiscal year 2010 of the provisions deferred to have a material impact on its financial condition or results of operations.

In December 2007, the FASB revised the accounting standards for business combinations, which retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations but also provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also requires the recognition of assets acquired and liabilities assumed arising from contingencies, the capitalization of in-process research and development at fair value, and the expensing of acquisition-related costs as incurred. It also requires that certain tax contingencies and adjustments to valuation allowances related to business combinations, which previously were adjusted to goodwill, must be adjusted to income tax expense, regardless of the date of the original business combination. This revised accounting standard is effective for fiscal years beginning after December 15, 2008. The Company does not expect its adoption in the first quarter of fiscal year 2010 to have a material impact on the Company’s financial condition or results of operations. However, in the event that the Company completes acquisitions subsequent to its adoption of the new guidance, the application of its provisions will likely have a material impact on the Company’s results of operations, although the Company is not currently able to estimate the impact.

In April 2009, the FASB issued a new standard for business combinations that amends the accounting prescribed for assets and liabilities arising from contingencies in business combinations. This accounting standard requires pre-acquisition contingencies to be recognized at fair value if fair value can be reasonably determined during the measurement period. If fair value cannot be reasonably determined, the accounting standard requires measurement based on the recognition and measurement criteria for contingencies. This accounting standard is effective for fiscal years beginning after December 15, 2008. The Company does not expect its adoption in the first quarter of fiscal year 2010 to have a material impact on the Company’s

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

financial condition or results of operations. However, in the event that the Company completes acquisitions subsequent to its adoption, the application of its provisions will likely have a material impact on the Company’s results of operations, although the Company is not currently able to estimate the impact.

In December 2007, the FASB issued a new accounting standard for non-controlling interests in consolidated financial statements, which requires that ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income be clearly identified, labeled and presented in the consolidated financial statements. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This accounting standard is effective for fiscal years beginning after December 15, 2008, and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements are applied prospectively. The Company does not expect the adoption in the first quarter of fiscal year 2010 of this accounting standard to have a material impact on its financial condition or results of operations.

In April 2008, the FASB issued a new accounting standard for the determination of the useful life of intangible assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of this new accounting standard is to improve the consistency between the useful life of a recognized intangible asset under the guidance for intangible assets and the period of expected cash flows used to measure the fair value of the asset under the guidance for business combinations. This accounting standard is effective for fiscal years beginning after December 15, 2008, and must be applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. Given that this applies to intangible assets acquired after the effective date, the Company does not expect its adoption in the first quarter of fiscal year 2010 to have a material impact on its financial condition or results of operations.

In June 2008, the FASB issued a new accounting standard for determining whether instruments granted in share-based transactions are participating securities. This new accounting standard states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the computation of earnings per share under the two-class method described in the guidance for earnings per share. This accounting standard is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, on a retrospective basis. The Company does not expect the adoption in the first quarter of fiscal year 2010 to have a material impact on its earnings per share.

In December 2008, the FASB issued additional disclosure requirements for plan assets of a defined benefit pension or other postretirement plan. The required disclosures include a description of the Company’s investment policies and strategies, the fair value of each major category of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets and the significant concentrations of risk within plan assets. These additional disclosures are effective for fiscal years ending after December 15, 2009. The Company does not expect the adoption of the new disclosure requirements to have a material impact on its financial condition or results of operations.

In October 2009, the FASB issued two new accounting standards that provide guidance for revenue recognition. The first standard revises guidance for arrangements with multiple deliverables. This accounting standard replaces the term fair value in the revenue recognition allocation guidance with selling price and establishes a hierarchy for determining the selling price of a deliverable. The selling price of each deliverable will first be based on vendor specific objective evidence (“VSOE”) if available, second on third-party evidence (“TPE”) if VSOE is not available and third on estimated selling price if neither VSOE nor TPE are available. In addition the residual method is no longer permitted as vendors are now required to allocate arrangement consideration using the relative selling price method. The second new accounting

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

standard excludes from the scope of software revenue recognition software components contained in, and essential to the functionality of, tangible products. These new accounting standards require expanded qualitative and quantitative disclosures and are effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the adoption of these accounting standards in the first quarter of fiscal year 2011 to have a material impact on its financial condition or results of operations.

Note 3.    Fair Value Measurements

Effective October 4, 2008 (the first day of fiscal year 2009), the Company adopted ASC 820, Fair Value Measurements and Disclosures. The Company elected to delay applying ASC 820 to certain non-recurring nonfinancial assets and nonfinancial liabilities until fiscal year 2010, as permitted by the guidance.

On the same date, the Company also adopted ASC 825 Financial Instruments, which permits entities to elect, at specified election dates, to measure eligible financial instruments at fair value. Since its adoption of ASC 825, the Company has not elected the fair value option for any financial assets or liabilities that were not previously measured at fair value.

Fair Value Hierarchy.    ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of inputs that may be used to measure fair value are:

Level 1—Observable inputs that reflect quoted prices for identical assets or liabilities in active markets.

Level 2—Other inputs that are directly or indirectly observable in the marketplace.

Level 3—Unobservable inputs which are supported by little or no market activity.

As of October 2, 2009, the Company did not have any financial liabilities that were measured at fair value on a recurring basis.

Financial assets measured at fair value on a recurring basis as of October 2, 2009 follow:

	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(in thousands)
Financial assets:
Money market funds (cash equivalents)	$65,274	$—	$—	$65,274

Total financial assets	$65,274	$—	$—	$65,274

The cost basis of cash and cash equivalents approximates fair value due to the short period of time to maturity.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4.    Balance Sheet Detail

	October 2, 2009	October 3, 2008
(in thousands)
Inventories
Raw materials and parts	$60,222	$77,447
Work in process	22,596	25,091
Finished goods	53,886	58,501

	$136,704	$161,039

Property, plant and equipment
Land and land improvements	$6,676	$6,519
Buildings	120,832	102,746
Machinery and equipment	172,505	174,284
Construction in progress	2,399	8,585

	302,412	292,134
Accumulated depreciation	(188,049)	(181,791)

	$114,363	$110,343

Accrued liabilities
Payroll and employee benefits	$57,305	$61,480
Deferred service revenue	38,958	35,404
Contract advances	21,502	20,760
Product warranty	13,273	13,867
Other	40,065	35,662

	$171,103	$167,173

Note 5.    Forward Exchange Contracts

Effective January 3, 2009 (the first day of the second quarter of fiscal year 2009), the Company adopted ASC 815, Derivatives and Hedging. The adoption of ASC 815 had no financial impact on the Company’s primary financial statements as it only required additional footnote disclosures. The Company has applied the requirements on a prospective basis. Accordingly, disclosures related to periods prior to the date of adoption have not been presented.

The Company enters into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations on the Company’s legal entities’ monetary assets and liabilities denominated in currencies other than their functional currencies. These foreign currency exposures mainly arise from intercompany transactions by and between the parent company and its various foreign subsidiaries. The Company does not designate its forward exchange contracts as hedging instruments, and these contracts do not qualify for hedge accounting treatment.

The Company’s forward exchange contracts generally have maturities of one month or less and are closed out and rolled over into new contracts at the end of each monthly reporting period. Consequently, the fair value of these contracts has historically not been significant at the end of each reporting period. Typically, realized gains and losses on forward exchange contracts, which arise as a result of closing out the contracts at the end of each reporting period, are substantially offset by revaluation losses and gains on the underlying balances denominated in non-functional currencies. However, an inaccurate forecast of foreign currency assets or liabilities, coupled with a currency movement, would result in a gain or loss on a net basis. Gains and losses on forward exchange contracts and from revaluation of the underlying asset and liability balances denominated in non-functional currencies are recognized in the Consolidated Statement of Earnings in selling, general and administrative expenses.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During fiscal years 2009, 2008 and 2007, the Company recognized net foreign currency (losses) and gains of $(0.4) million, $2.1 million and $(1.0) million, respectively.

Other than foreign exchange forward contracts, the Company has no other freestanding or embedded derivative instruments, although the Company may use other derivative instruments in the future. The Company has not entered into forward exchange contracts for speculative or trading purposes.

As of October 2, 2009, the Company had foreign exchange forward contracts to purchase the U.S. dollar equivalent of $60.6 million and to sell the U.S. dollar equivalent of $11.6 million in various foreign currencies.

Note 6.    Acquisitions

During fiscal year 2008, the Company acquired Oxford Diffraction Ltd. (“Oxford Diffraction”) and certain assets and assumed certain liabilities of Analogix, Inc. (the “Analogix Business”), both of which became part of the Scientific Instruments segment. Oxford Diffraction was acquired for an aggregate purchase price of $39.0 million through October 2, 2009. Of this amount, a total of $4.5 million is being held in escrow and is due to be released to the sellers, net of any indemnification claims, during the first quarter of fiscal year 2010. The Analogix Business was acquired for an aggregate purchase price of $13.0 million through October 2, 2009. Of this amount, $1.3 million was retained by the Company and will become payable, net of any indemnification claims, during the first quarter of fiscal year 2010.

None of the acquisitions made during fiscal year 2008 was material on either an individual or an aggregated basis. As a result, pro forma sales, earnings from operations, net earnings and net earnings per share have not been presented. However, the Company’s Consolidated Statement of Earnings for both fiscal years 2009 and 2008 include the results of operations of the acquired companies described above since the effective dates of their respective purchases.

Contingent Consideration Arrangements.    The Company is, from time to time, obligated to pay additional cash purchase price amounts in the event that certain financial or operational milestones are met by acquired businesses. As of October 2, 2009, up to a maximum of $10.1 million could be payable through April 2011 under contingent consideration arrangements relating to acquired businesses. Amounts subject to these arrangements can be earned over the respective measurement period, depending on the performance of the acquired business relative to certain financial and/or operational targets.

The following table summarizes contingent consideration arrangements as of October 2, 2009:

Acquired Company/Business	Remaining Amount Available (maximum)		Measurement Period	Measurement Period End Date
	(in millions	)
Oxford Diffraction	$ 7.0		3 years	April 2011
Analogix Business	2.8		3 years	December 2010
Other	0.3		2 years	July 2010

Total	$ 10.1

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7.    Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for each of the Company’s reportable segments in fiscal years 2009 and 2008 follow:

	Scientific Instruments	Vacuum Technologies	Total Company
(in thousands)
Balance as of September 28, 2007	$192,794	$966	$193,760
Fiscal year 2008 acquisitions	29,712	—	29,712
Contingent payments on prior-years acquisitions	4,057	—	4,057
Foreign currency impacts and other adjustments	(9,321)	—	(9,321)

Balance as of October 3, 2008	217,242	966	218,208
Contingent payments on prior-years acquisitions	1,861	—	1,861
Foreign currency impacts and other adjustments	(3,846)	—	(3,846)

Balance as of October 2, 2009	$215,257	$966	$216,223

The following intangible assets have been recorded and are being amortized by the Company:

	October 2, 2009
	Gross	Accumulated Amortization	Net
(in thousands)
Intangible assets
Existing technology	$16,244	$(11,738)	$4,506
Patents and core technology	38,515	(17,349)	21,166
Trade names and trademarks	2,400	(2,120)	280
Customer lists	12,996	(11,173)	1,823
Other	3,227	(2,668)	559

Total	$73,382	$(45,048)	$28,334

	October 3, 2008
	Gross	Accumulated Amortization	Net
(in thousands)
Intangible assets
Existing technology	$16,503	$(9,699)	$6,804
Patents and core technology	40,680	(14,253)	26,427
Trade names and trademarks	2,425	(1,946)	479
Customer lists	13,090	(10,278)	2,812
Other	2,972	(2,522)	450

Total	$75,670	$(38,698)	$36,972

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Actual aggregate amortization expense relating to intangible assets recorded in the three most recent fiscal years as well as estimated amortization expense for the next five fiscal years and thereafter follow:

(in thousands)
Actual amortization expense
Fiscal year 2007	$8,141

Fiscal year 2008	$8,553

Fiscal year 2009	$7,345

Estimated amortization expense
Fiscal year 2010	$7,140
Fiscal year 2011	5,029
Fiscal year 2012	4,074
Fiscal year 2013	3,545
Fiscal year 2014	3,361
Thereafter	5,185

Total	$28,334

Note 8.    Restructuring Costs

Summary of Restructuring Plans.    The Company has committed to several restructuring plans in order to improve operational efficiencies, centralize functions, reallocate resources and reduce operating costs.

The following tables set forth changes in the Company’s aggregate liability relating to all ongoing restructuring plans (including the Fiscal Year 2009 Plans described below) during fiscal years 2009, 2008 and 2007 as well as total restructuring expense and other related costs recorded since the inception of those plans:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at September 29, 2006	$233	$818	$1,051
Charges to expense, net	2,321	—	2,321
Cash payments	(393)	(127)	(520)
Foreign currency impacts and other adjustments	61	16	77

Balance at September 28, 2007	2,222	707	2,929
Charges to expense, net	1,291	761	2,052
Cash payments	(1,702)	(408)	(2,110)
Foreign currency impacts and other adjustments	29	(16)	13

Balance at October 3, 2008	1,840	1,044	2,884
Charges to (reversal of) expense, net	6,283	(296)	5,987
Cash payments	(7,768)	(294)	(8,062)
Foreign currency impacts and other adjustments	224	(56)	168

Balance at October 2, 2009	$579	$398	$977

Total expense since inception of plans
(in millions)
Restructuring expense			$12.2

Other restructuring-related costs(1)			$9.9

(1)	These costs related primarily to employee retention and relocation costs and accelerated depreciation of assets disposed upon the closure of facilities. Of the $9.9 million in other related costs, $3.7 million, $3.4 million and $2.0 million was recorded in fiscal years 2009, 2008 and 2007, respectively.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Year 2009 Second Quarter Plan.    During the second quarter of fiscal year 2009, the Company committed to a plan to reduce its cost structure, primarily through headcount reductions, due to continuing uncertainties in the global economic environment. The plan primarily involved the elimination of approximately 240 regular employees (primarily in North America and Europe and, to a lesser extent, Asia Pacific and Latin America) and 80 temporary positions in both the Scientific Instruments and Vacuum Technologies segments. In addition, the plan included the closure of one small research and development/manufacturing facility in North America (Lake Forest, California) and two sales offices in Europe (Sweden and Switzerland).

The restructuring costs associated with this plan include one-time termination benefits for employees whose positions were eliminated and lease termination costs on vacated facilities. Other restructuring-related costs include employee retention and relocation costs, facility-related relocation costs and accelerated depreciation of fixed assets to be disposed upon the closure of facilities. These costs are being recorded and included in cost of sales, selling, general and administrative expenses and research and development expenses.

The following table sets forth changes in the Company’s restructuring liability relating to the foregoing plan during fiscal year 2009:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at October 3, 2008	$—	$—	$—
Charges to expense, net	6,073	21	6,094
Cash payments	(5,892)	(12)	(5,904)
Foreign currency impacts and other adjustments	197	1	198

Balance at October 2, 2009	$378	$10	$388

Total expense since inception of plan
(in millions)
Restructuring expense			$6.1

Other restructuring-related costs			$0.9

The restructuring expense of $6.1 million recorded during fiscal year 2009 related to employee termination benefits, of which $5.5 million impacted the Scientific Instruments segment and $0.6 million impacted the Vacuum Technologies segment. The $0.9 million in other restructuring-related costs incurred during fiscal year 2009 were comprised of $0.1 million in employee-related costs which impacted the Vacuum Technologies segment and $0.5 million in employee-related costs and a $0.3 million non-cash charge for accelerated depreciation of assets to be disposed upon the closure of facilities, which impacted the Scientific Instruments segment. These costs are expected to be settled by the end of fiscal year 2010.

Fiscal Year 2009 First Quarter Plan.    During the first quarter of fiscal year 2009, the Company committed to a separate plan to reduce its employee headcount in order to reduce operating costs and increase margins. The plan involved the termination of approximately 30 employees, mostly located in Europe. The restructuring costs related to this plan primarily consist of one-time termination benefits, which are expected to be settled by the end of fiscal year 2010. This restructuring plan did not involve any non-cash components. Costs relating to restructuring activities recorded under this plan have been included in cost of sales, selling, general and administrative expenses and research and development expenses.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth changes in the Company’s restructuring liability relating to the foregoing plan during fiscal year 2009:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at October 3, 2008	$—	$—	$—
Charges to expense, net	1,354	—	1,354
Cash payments	(1,309)	—	(1,309)
Foreign currency impacts and other adjustments	39	—	39

Balance at October 2, 2009	$84	$—	$84

Total expense since inception of plan
(in millions)
Restructuring expense			$1.4

Other restructuring-related costs			$0.1

The restructuring expense of $1.4 million recorded during fiscal year 2009 related to employee termination benefits, of which $1.2 million impacted the Scientific Instruments segment and $0.2 million impacted the Vacuum Technologies segment. The Company also incurred $0.1 million in other employee-related costs during the period which impacted the Scientific Instruments segment.

Fiscal Year 2007 Plan.    During fiscal year 2007, the Company committed to a plan to combine and optimize the development and assembly of most of its nuclear magnetic resonance (“NMR”) and mass spectrometry products, to further centralize related administration and other functions and to reallocate certain resources toward more rapidly growing product lines and geographies. As part of the plan, the Company created an information rich detection (“IRD”) center in Walnut Creek, California, where NMR operations that were previously located in Palo Alto, California were integrated with mass spectrometry operations already located in Walnut Creek. The Company is investing in a substantial remodel of an existing building and invested in a new 45,000 square foot building there to house the IRD center.

As a result of the plan, a number of employee positions were relocated or eliminated and certain facilities were consolidated. These actions primarily impacted the Scientific Instruments segment and involved the elimination of between approximately 40 and 60 positions.

Restructuring and other related costs associated with this plan include one-time termination benefits, retention and relocation payments, costs to relocate facilities (including decommissioning costs, moving costs and temporary facility/storage costs), accelerated depreciation of fixed assets to be disposed as a result of facilities actions and lease termination costs. These costs are currently estimated to be between $12.5 million and $15.0 million, of which $1.3 million was incurred in fiscal year 2009, $5.5 million was incurred in fiscal year 2008 and $4.3 million was incurred in fiscal year 2007. The estimated remaining costs are expected to be recorded and settled through the fourth quarter of fiscal year 2010. Costs relating to restructuring activities recorded under this plan have been included in cost of sales, selling, general and administrative expenses and research and development expenses.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth changes in the Company’s restructuring liability relating to the foregoing plan during fiscal years 2009, 2008 and 2007:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at September 29, 2006	$—	$—	$—
Charges to expense, net	2,301	—	2,301
Cash payments	(145)	—	(145)
Foreign currency impacts and other adjustments	66	—	66

Balance at September 28, 2007	2,222	—	2,222
Charges to expense, net	1,291	761	2,052
Cash payments	(1,702)	(252)	(1,954)
Foreign currency impacts and other adjustments	29	42	71

Balance at October 3, 2008	1,840	551	2,391
Reversals of expense, net	(1,144)	(317)	(1,461)
Cash payments	(567)	(220)	(787)
Foreign currency impacts and other adjustments	(12)	(14)	(26)

Balance at October 2, 2009	$117	$—	$117

Total expense since inception of plan
(in millions)
Restructuring expense			$2.9

Other restructuring-related costs			$8.2

The net reversals of restructuring expense of $1.5 million recorded during fiscal year 2009 related to changes in estimates of certain employee termination benefits and the early cancellation of a lease agreement for a vacated facility. The restructuring charges of $2.1 million and $2.3 million recorded during fiscal years 2008 and 2007, respectively related to employee termination benefits and costs associated with the closure of leased facilities. The Company also incurred other restructuring-related costs of $2.8 million, $3.4 million and $2.0 million during fiscal years 2009, 2008 and 2007, respectively. These costs were related to employee retention costs and facilities-related costs including decommissioning costs and non-cash charges for accelerated depreciation of assets to be disposed upon the closure of facilities.

Note 9.    Warranty and Indemnification Obligations

Product Warranties.    The Company’s products are generally subject to warranties. Liabilities for the estimated future costs of repair or replacement are established and charged to cost of sales at the time the related sale is recognized. The amount of liability to be recorded is based on management’s best estimates of future warranty costs after considering historical and projected product failure rates and product repair costs. Changes in the Company’s estimated liability for product warranty during fiscal years 2009 and 2008 follow:

	Fiscal Year Ended
	October 2, 2009	October 3, 2008
(in thousands)
Beginning balance	$13,867	$12,454
Charges to costs and expenses	20,665	22,184
Warranty expenditures and other adjustments	(21,259)	(21,869)
Acquired warranty liabilities	—	1,098

Ending balance	$13,273	$13,867

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Indemnification Obligations.    ASC 460, Guarantees, requires a guarantor to recognize a liability for and/or disclose obligations it has undertaken in relation to the issuance of the guarantee. Under this guidance, arrangements involving indemnification clauses are subject to the disclosure requirements of ASC 460 only.

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

Note 10.    Debt and Credit Facilities

Credit Facilities.    The Company maintains relationships with banks in many countries from whom it sometimes obtains bank guarantees and short-term standby letters of credit. These guarantees and letters of credit relate primarily to advance payments and deposits made to the Company’s subsidiaries by customers

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for which separate liabilities are recorded in the Consolidated Financial Statements. As of October 2, 2009, a total of $14.5 million of these bank guarantees and letters of credit were outstanding. No amounts had been drawn by beneficiaries under these or any other outstanding guarantees or letters of credit as of that date.

Long-term Debt.    As of both October 2, 2009 and October 3, 2008, the Company had an $18.8 million term loan outstanding with a U.S. financial institution at a fixed interest rate of 6.7%. The term loan contains certain covenants that limit future borrowings and the payment of cash dividends and require the maintenance of certain levels of working capital and operating results. The Company was in compliance with all restrictive covenants of the term loan agreement at October 2, 2009.

The following table summarizes future principal payments on borrowings under long-term debt outstanding as of October 2, 2009:

	Fiscal Years						Total
	2010	2011	2012	2013	2014	Thereafter
(in thousands)
Long-term debt (including current portion)	$6,250	$—	$6,250	$—	$6,250	$—	$18,750

Based upon rates currently available to the Company for debt with similar terms and remaining maturities, the carrying amount of long-term debt approximates the estimated fair value.

Note 11.    Operating Lease Commitments

As of October 2, 2009, the Company was committed to minimum rentals for certain facilities and other leased assets under long-term non-cancelable operating leases (net of non-cancelable sublease income) as follows:

(in thousands)
Fiscal Year
2010	$6,817
2011	5,097
2012	2,958
2013	2,247
2014	1,713
Thereafter	2,052

Total	$20,884

Rent expense for fiscal years 2009, 2008 and 2007, was $17.6 million, $17.4 million and $16.1 million, respectively.

Note 12.    Retirement Plans

Certain employees of the Company in the U.S. are eligible to participate in the Company’s sponsored, defined contribution retirement plan. For employee contributions made after certain minimum employment conditions have been met, the Company is obligated to match the participant’s contribution up to 6% of their eligible compensation. Participants are entitled, upon termination or retirement, to receive their account balances, which are held by a third-party trustee. The Company has no defined benefit plans in the U.S. In addition to the U.S. retirement plan, a number of the Company’s non-U.S. subsidiaries have retirement plans for regular full-time employees. Although most of the plans are defined contribution plans, several of them are defined benefit plans. Total expenses for all retirement plans amounted to $11.8 million, $13.0 million and $12.5 million for fiscal years 2009, 2008 and 2007, respectively.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of September 28, 2007, the Company adopted the provisions of ASC 715-30, Defined Benefit Plans—Pension. In accordance with this accounting standard, the Company recognizes the funded status of defined benefit postretirement plans (other than multiemployer plans) as an asset or liability in its consolidated balance sheet and recognizes changes in the funded status in the year in which the changes occur through comprehensive income.

The components of the amount recognized in accumulated other comprehensive income at October 2, 2009 and October 3, 2008 were as follows:

	October 2, 2009	October 3, 2008
(in thousands)
Components of accumulated other comprehensive income (before taxes of $611 and $261 in fiscal years 2009 and 2008, respectively)
Prior service costs	$—	$179
Transition assets	(19)	(28)
Net actuarial loss	2,964	2,089
Foreign currency changes and other adjustments	1,533	647

Total	$4,478	$2,887

The portion of this amount expected to be amortized into net periodic pension cost in fiscal year 2010 is not significant.

Changes in the projected benefit obligation, fair value of plan assets and funded status relating to the Company’s defined benefit pension plans follows:

	Fiscal Year Ended
	October 2, 2009	October 3, 2008	September 28, 2007
(in thousands)
Change in projected benefit obligation
Projected benefit obligation at beginning of fiscal year	$47,653	$53,333	$52,071
Service cost, including plan participant contributions	856	1,573	1,721
Interest cost	2,528	2,957	2,601
Actuarial loss (gain)	2,606	(5,367)	(6,110)
Foreign currency changes	(1,573)	(3,749)	4,161
Benefit payments	(1,483)	(1,094)	(1,111)

Projected benefit obligation at end of fiscal year	$50,587	$47,653	$53,333

Change in fair value of plan assets and funded status
Fair value of plan assets at beginning of fiscal year	$39,304	$44,236	$37,279
Actual return on plan assets	3,016	(2,731)	3,163
Employer and plan participant contributions	842	1,762	1,617
Foreign currency changes	(1,093)	(2,869)	3,288
Benefit and expense payments	(1,483)	(1,094)	(1,111)

Fair value of plan assets at end of fiscal year	40,586	39,304	44,236
Projected benefit obligation at end of fiscal year	(50,587)	(47,653)	(53,333)

Projected benefit obligation in excess of fair value of plan assets	(10,001)	(8,349)	(9,097)
Unrecognized prior service cost	—	—	—
Unrecognized net actuarial loss	—	—	—

Net accrued benefit cost at end of fiscal year	$(10,001)	$(8,349)	$(9,097)

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additional information pertaining to the Company’s defined benefit pension plans as of the end of fiscal years 2009 and 2008 is outlined below:

	October 2, 2009	October 3, 2008
(dollars in thousands)
Amounts included in the Consolidated Balance Sheet
Other (long-term) assets	$4,075	$5,241
Current liabilities	(4)	(22)
Other (long-term) liabilities	(14,072)	(13,568)

Net accrued benefit cost at end of fiscal year	$(10,001)	$(8,349)

Accumulated benefit obligation for all defined benefit pension plans	$49,764	$42,974

Weighted-average assumptions used to determine benefit obligations
Discount rate	5.4%	6.0%
Rate of compensation increases	2.6%	3.5%

Weighted-average asset allocations by asset category
Equity securities	39%	35%
Debt securities	49	52
Cash	3	3
Real estate	1	2
Other	8	8

Total	100%	100%

Additional information
Increase in minimum liability included in other comprehensive income after tax	$2,097	$965

Information relating to defined benefit pension plans with an accumulated benefit obligation in excess of the fair value of plan assets follows:

	October 2, 2009	October 3, 2008
(in thousands)
Projected benefit obligation	$38,143	$37,367
Accumulated benefit obligation	$37,320	$32,688
Fair value of plan assets	$24,067	$23,777

Net Periodic Pension Cost.    Net periodic pension cost for defined benefit pension plans is determined in accordance with ASC 715-30 and is made up of several components that reflect different aspects of the Company’s pension-related financial arrangements and the cost of benefits earned by participating employees. These components are determined using certain actuarial assumptions.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the Company’s net periodic pension cost relating to defined benefit pension plans and the weighted-average assumptions used to determine that cost follow:

	October 2, 2009	October 3, 2008	September 28, 2007
(dollars in thousands)
Components of net periodic pension cost
Service cost, net of plan participant contributions	$709	$1,232	$1,387
Interest cost	2,528	2,957	2,601
Expected return on plan assets	(1,931)	(2,657)	(2,126)
Amortization of prior service cost and actuarial (gains) and losses	(69)	(3)	460
Curtailment loss recognized	148	—	—

Net periodic pension cost	$1,385	$1,529	$2,322

Weighted-average assumptions used to determine net periodic pension cost
Discount rate	6.0%	5.5%	4.8%
Expected return on plan assets	5.7%	5.8%	5.4%
Rate of compensation increases	3.5%	3.6%	4.1%

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

Defined Benefit Pension Plan Curtailment.    During fiscal year 2009, the Company ceased future benefit accruals to its defined benefit pension plan in the United Kingdom. In connection with this action, the Company recorded a curtailment loss of $0.1 million during fiscal year 2009.

Employer Contributions.    During fiscal year 2009, the Company made contributions totaling approximately $0.7 million to its defined benefit pension plans. The Company currently anticipates contributing an additional $0.3 million to its defined benefit pension plans in fiscal year 2010.

Estimated Future Benefit Payments.    As of October 2, 2009, benefit payments, which reflect expected future service (as appropriate), are expected to be as follows:

(in millions)
Fiscal Year
2010	$0.9
2011	$1.0
2012	$1.0
2013	$1.1
2014	$1.2
2015-2019	$8.1

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Postretirement Benefits.    At the Distribution (described in Note 1), the Company assumed responsibility for certain post-employment and postretirement benefits for active employees of the Company; the responsibility for all others, principally retirees of VAI, remained with VMS, although the Company is obligated to reimburse VMS for certain costs relating to certain VAI retirees. The Company’s portion of assets and liabilities as well as related expenses for shared post-employment and postretirement benefits have been included in these Consolidated Financial Statements. As of both October 2, 2009 and October 3, 2008, the Company had accrued $0.9 million in current liabilities relating to these obligations. The Company also had accrued $6.4 million as of October 2, 2009 and $5.6 million as of October 3, 2008, in other non-current liabilities relating to these obligations.

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

Various uncertainties make it difficult to estimate future costs for certain of these environmental-related activities, specifically external legal expenses, VMS’ internal oversight costs, third-party claims and a former VAI facility where the likelihood and scope of further environmental-related activities are difficult to assess. As of October 2, 2009, it was nonetheless estimated that the Company’s future exposure for these environmental-related costs ranged in the aggregate from $1.0 million to $2.6 million. The time frame over which these costs are expected to be incurred varies with each type of cost, ranging up to approximately 30 years as of October 2, 2009. No amount in the foregoing range of estimated future costs is discounted, and no amount in the range is believed to be more probable of being incurred than any other amount in such range. The Company therefore had an accrual of $1.0 million as of October 2, 2009 for these future environmental-related costs.

Sufficient knowledge has been gained to be able to better estimate other costs for future environmental-related activities. As of October 2, 2009, it was estimated that the Company’s future costs for these environmental-related activities ranged in the aggregate from $2.6 million to $12.7 million. The time frame over which these costs are expected to be incurred varies, ranging up to approximately 30 years as of October 2, 2009. As to each of these ranges of cost estimates, it was determined that a particular amount within the range was a better estimate than any other amount within the range. Together, these amounts totaled $5.5 million at October 2, 2009. Because both the amount and timing of the recurring portion of these costs were reliably determinable, that portion is discounted at 4%, net of inflation. The Company therefore had an accrual of $4.0 million as of October 2, 2009, which represents its best estimate of these future environmental-related costs after discounting estimated recurring future costs. This accrual is in addition to the $1.0 million described in the preceding paragraph.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At October 2, 2009, the Company’s reserve for environmental-related costs, based upon future environmental-related costs estimated by the Company as of that date, was calculated as follows:

	Recurring Costs	Non- Recurring Costs	Total Anticipated Future Cost
(in millions)
Fiscal Year
2010	$0.4	$0.4	$0.8
2011	0.2	0.4	0.6
2012	0.3	0.3	0.6
2013	0.2	0.2	0.4
2014	0.2	0.2	0.4
Thereafter	3.2	0.6	3.8

Total costs	$4.5	$2.1	6.6

Less imputed interest			(1.6)

Reserve amount			5.0
Less current portion			(0.8)

Long-term (included in Other liabilities)			$4.2

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

The Company has not reduced any environmental-related liability in anticipation of recoveries from third parties. However, an insurance company has agreed to pay a portion of certain of VAI’s (now VMS’) future environmental-related costs, for which the Company has an indemnification obligation, and the Company therefore has a long-term receivable of $1.0 million (discounted at 4%, net of inflation) in Other assets as of October 2, 2009, for the Company’s share of that insurance recovery.

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

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Omnibus Stock Plan.    Effective April 2, 1999, the Company adopted the Omnibus Stock Plan (“OSP”) under which shares of common stock can be issued to officers, directors and employees. The OSP has been approved by the Company’s stockholders and is administered by the Compensation Committee of the Company’s Board of Directors. At October 2, 2009, a total of 3,656,000 shares were available for issuance under the OSP.

Employee Stock Purchase Plan.    During fiscal year 2000, the Company’s Board of Directors approved the Employee Stock Purchase Plan (“ESPP”), which was approved by the Company’s stockholders in February 2003. Under the ESPP, eligible Company employees may set aside, through payroll deductions, between 1% and 10% of eligible compensation for purchases of the Company’s common stock. The participants’ purchase price is the lower of 85% of the stock’s market value on the enrollment date or 85% of the stock’s market value on the purchase date. Prior to fiscal year 2006, enrollment dates occurred every six months and purchase dates occurred each quarter. Beginning in fiscal year 2006, the Company reduced the length of each offering period under its ESPP from six months to three months. At October 2, 2009, a total of 46,000 shares were available for issuance under the ESPP.

Stock Repurchase Programs.    In February 2008, the Company’s Board of Directors approved a new stock repurchase program under which the Company was authorized to utilize up to $100 million to repurchase shares of its common stock. This repurchase program is effective through December 31, 2009. During fiscal year 2009, the Company repurchased and retired 344,000 shares under this authorization at an aggregate cost of $7.1 million. During fiscal year 2008, the Company repurchased and retired 1,070,000 shares under this authorization at an aggregate cost of $55.4 million. As of October 2, 2009, the Company had remaining authorization to repurchase $37.5 million of its common stock under this program. However, under the terms of the Merger Agreement with Agilent, the Company is generally prohibited from repurchasing any shares of its common stock without the prior consent of Agilent.

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

Other Stock Repurchases.    During both fiscal years 2009 and 2008, the Company repurchased and retired approximately 16,000 shares tendered to it by employees in settlement of employee tax withholding obligations due from those employees upon the vesting of restricted stock in each of those respective periods.

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

The following table summarizes stock option activity under the OSP for the periods indicated:

	Shares	Weighted Average Exercise Price	Aggregate Grant Date Fair Value(1)	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in millions)	(in years)	(in millions)
Outstanding at September 29, 2006	2,493	$ 33.30		5.4	$ 31.4
Granted	339	$ 46.13	$ 5.0
Exercised	(1,001)	$ 28.12
Cancelled or expired	(48)	$ 41.22

Outstanding at September 28, 2007	1,783	$ 38.43		5.6	$ 44.9
Granted	301	$ 66.71	$ 5.9
Exercised	(410)	$ 35.07
Cancelled or expired	(14)	$ 59.04

Outstanding at October 3, 2008	1,660	$ 44.21		5.7	$ 24.0
Granted	334	$ 35.44	$ 3.6
Exercised	(151)	$ 30.13
Cancelled or expired	(57)	$ 43.15

Outstanding at October 2, 2009	1,786	$ 43.80		5.8	$ 17.6

Exercisable at October 2, 2009	1,191	$ 42.20		4.4	$ 12.2

(1)	After estimated forfeitures.

The intrinsic value of options exercised in fiscal years 2009, 2008 and 2007 was $2.1 million, $11.4 million and $26.2 million, respectively.

Share-based compensation expense related to stock options was $4.8 million, $5.5 million and $6.7 million in fiscal years 2009, 2008 and 2007, respectively. As of October 2, 2009, the unrecognized share-based compensation balance related to stock options was $3.3 million. This amount will be recognized as expense using the straight-line attribution method over the remaining weighted-average amortization period of 1.2 years.

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

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes restricted (nonvested) common stock activity under the OSP for the periods indicated:

	Shares	Weighted Average Grant Date Fair Value	Aggregate Grant Date Fair Value
	(in thousands)		(in millions)
Outstanding at September 29, 2006	52	$ 39.51
Granted	59	$ 47.83	$ 2.8

Outstanding at September 28, 2007	111	$ 43.92
Granted	46	$ 67.55	$ 3.1
Vested (2)	(52)	$ 43.48

Outstanding at October 3, 2008	105	$ 54.51
Granted (1)	122	$ 24.18	$ 2.9
Vested (2)	(68)	$ 50.76
Forfeited	(3)	$ 53.56

Outstanding at October 2, 2009	156	$ 32.51

(1)	Includes 63,000 shares for which vesting is subject to both a performance condition and continued service.
(2)	Includes shares tendered to the Company by employees in settlement of employee tax withholding obligations.

The fair value of restricted stock that vested in fiscal years 2009 and 2008 was $2.1 million and $2.8 million, respectively. There was no restricted stock that vested in fiscal year 2007.

Share-based compensation expense related to restricted (nonvested) common stock was $1.9 million, $2.9 million and $2.2 million in fiscal years 2009, 2008 and 2007, respectively. As of October 2, 2009, there was $2.9 million of total unrecognized compensation expense related to restricted (nonvested) common stock granted under the OSP. This expense is expected to be recognized over a weighted-average period of 2.0 years.

Performance Shares.    During fiscal year 2008, the Company implemented a long-term performance share program. Under this program, vested shares of the Company’s common stock could be granted under the OSP to certain key employees, depending on the Company’s performance relative to pre-determined long-term earnings per share targets.

As of October 2, 2009, targeted performance shares had been awarded for two performance periods, key aspects of which are summarized below:

Performance period	Range of shares issuable	Timing of share issuance (if earned)
Fiscal years 2008 – 2010	0 – 73,000	Fiscal year 2011
Fiscal years 2009 – 2011	0 – 121,800	Fiscal year 2012

As of October 2, 2009, no performance share awards were earned or were expected to be earned based on the pre-determined criteria and no share based compensation expense related to these performance shares has been recognized in fiscal years 2009 or 2008.

Non-Employee Director Stock Units.    Under the terms of the OSP, on the first business day following each annual meeting of the Company’s stockholders, each person then serving as a non-employee director is automatically granted stock units having an initial value of $45,000 beginning in fiscal year 2008 and $25,000 prior to fiscal year 2008. The stock units will vest upon termination of the director’s service on the Board of Directors and will then be satisfied by issuance of shares of the Company’s common stock. Each non-employee director who holds stock units does not have rights as a stockholder with respect to the

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

shares issuable thereunder until such shares are paid out. The stock units are not transferable, except to the non-employee director’s designated beneficiary or estate in the event of his or her death. During both fiscal years 2009 and 2008, the Company granted stock units with an aggregate value of $225,000 to non-employee members of its Board of Directors (of which there were five) and recognized the total value of $225,000 as share-based compensation expense at the time of grant in each of those respective periods. During fiscal year 2007, the Company granted stock units with an aggregate value of $125,000 to non-employee members of its Board of Directors (of which there were five) and recognized the total value of $125,000 as share-based compensation expense at the time of grant.

Employee Stock Purchase Plan.    Under the ESPP, employees purchased 142,200 shares for $3.6 million, 79,100 shares for $3.9 million and 96,600 shares for $3.8 million, during fiscal years 2009, 2008 and 2007, respectively.

During fiscal year 2009, the weighted-average estimated fair value of the option to purchase a share of the Company’s common stock under the ESPP was $5.98 per share for offering periods during the year. During fiscal year 2008, the weighted-average estimated fair value of the option to purchase a share of the Company’s common stock under the ESPP was $13.88 per share for offering periods during the year. During fiscal year 2007, the weighted-average estimated fair value of the option to purchase a share of the Company’s common stock under the ESPP was $10.87 per share for offering periods during the year.

Share-Based Compensation Expense.    The following table summarizes the amount of share-based compensation expense by award type as well as the effect of this expense on income tax expense and net earnings:

	Fiscal Year Ended
	October 2, 2009	October 3, 2008	September 28, 2007
(in thousands)
Share-based compensation expense by award type:
Employee and non-employee director stock options	$4,768	$5,484	$6,653
Employee stock purchase plan	815	1,048	948
Restricted (nonvested) stock	1,897	2,916	2,220
Non-employee director stock units	225	225	125

Total share-based compensation expense (effect on earnings before income taxes)	7,705	9,673	9,946
Effect on income tax expense	(2,671)	(2,686)	(3,622)

Effect on net earnings	$5,034	$6,987	$6,324

Share-based compensation expense included in the preceding table related to restricted (non-vested) stock includes $238,000, $332,000 and $128,000 in fiscal years 2009, 2008 and 2007, respectively, related to shares granted in connection with the Company’s fiscal year 2007 restructuring plan.

Share-based compensation expense recorded has been included in the Company’s Consolidated Statement of Earnings as follows:

	Fiscal Year Ended
	October 2, 2009	October 3, 2008	September 28, 2007
(in thousands)
Cost of sales	$388	$463	$443
Selling, general and administrative	7,034	8,728	8,970
Research and development	283	482	533

Total	$7,705	$9,673	$9,946

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Capitalizable share-based compensation expense relating to inventory or deferred cost of sales (a component of deferred profit) was not significant at October 2, 2009, October 3, 2008 and September 28, 2007.

Valuation Assumptions.    The Company estimates the fair value of employee stock options granted under the OSP and shares issued under the ESPP using the Black-Scholes option-pricing model. The fair value of each option grant under the OSP and each share issuance under the ESPP was estimated on the date of grant using the Black-Scholes model with the following weighted-average assumptions:

	Fiscal Year Ended
	October 2, 2009	October 3, 2008	September 28, 2007
Employee and non-employee director stock options:
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	2.5%	3.4%	4.6%
Expected price volatility	34%	29%	30%
Expected life (in years)	4.7	4.5	4.5

Employee stock purchase plan purchases:
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	0.1%	2.1%	5.0%
Expected price volatility	61%	39%	28%
Expected life (in years)	0.3	0.3	0.3

Option-pricing models require the input of highly subjective assumptions, including the expected forfeiture rate and life of the option and the expected price volatility of the underlying stock. The Company estimates the expected forfeiture and expected life assumptions based on historical experience. In determining the Company’s expected stock price volatility assumption, the Company reviews both the historical and implied volatility of the Company’s common stock, with implied volatility based on the implied volatility of publicly traded options on the Company’s common stock. The Company determines the expected stock price volatility assumption using a combination of historical and implied volatility unless the volume or maturity of these publicly traded options does not satisfy the conditions to use implied volatility. The expected stock price volatility assumption for fiscal years 2009 and 2008 was determined using only the historical volatility of the Company’s common stock. For fiscal year 2007, the expected stock price volatility assumption was determined using a combination of the historical and implied volatility of the Company’s common stock.

Note 15.    Income Taxes

The sources of earnings before income taxes follow:

	Fiscal Year Ended
	October 2, 2009	October 3, 2008	September 28, 2007
(in thousands)
United States	$(27,141)	$(7,359)	$(3,387)
Foreign	86,288	110,078	100,215

Earnings before income taxes	$59,147	$102,719	$96,828

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income tax expense on earnings consists of the following:

	Fiscal Year Ended
	October 2, 2009	October 3, 2008	September 28, 2007
(in thousands)
Current
U.S. Federal	$(385)	$(1,670)	$7,730
Foreign	32,134	39,909	32,728
State and local	182	1,157	2,158

Total current	31,931	39,396	42,616

Deferred
U.S. Federal	(7,487)	(1,422)	(8,002)
Foreign	(3,614)	(442)	422
State and local	(303)	73	(1,824)

Total deferred	(11,404)	(1,791)	(9,404)

Income tax expense	$20,527	$37,605	$33,212

Deferred tax assets and liabilities are recognized for the temporary differences between the tax basis and reported amounts of assets and liabilities, and tax loss and credit carry-forwards. Their significant components follow:

	October 2, 2009	October 3, 2008
(in thousands)
Assets
Capitalized research and development costs	$28,406	$22,646
Deferred compensation	17,501	16,154
Inventory	14,422	12,623
Deferred profit	5,294	3,564
Product warranty	3,737	3,827
Loss and credit carry-forwards	1,665	2,292
Other	3,822	2,434

Gross deferred tax assets	74,847	63,540
Valuation allowance	(618)	(837)

Total deferred tax assets	74,229	62,703

Liabilities
Depreciation and amortization	18,923	18,782
Currency translation adjustment	6,938	5,406
Unremitted earnings of foreign subsidiaries	—	836

Total deferred tax liabilities	25,861	25,024

Net deferred tax assets	$48,368	$37,679

As of October 2, 2009, the Company’s foreign manufacturing and sales subsidiaries had accumulated approximately $151 million of earnings that have been reinvested in their operations. The Company has not provided U.S. tax on these earnings. Determination of the amount of unrecognized deferred tax liability on such earnings is not practicable.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of October 2, 2009, the Company had a U.S. foreign tax credit carry-forward of approximately $1.9 million that expires in 2019. If realized, all of this carry-forward will be accounted for as a credit to stockholders’ equity. None of this carry-forward has been recognized as a deferred tax asset.

As of October 2, 2009, the Company had U.S. federal research and development credit carry-forwards of approximately $1.5 million that begin to expire in 2028 and have been recognized as a deferred tax asset.

As of October 2, 2009, the Company had foreign loss carry-forward of approximately $0.7 million that have been recognized as deferred tax assets. A full valuation allowance has been provided on this loss carry-forward.

The difference between the reported income tax rate on earnings before income taxes and the federal statutory income tax rate is attributable to the following:

	Fiscal Year Ended
	October 2, 2009	October 3, 2008	September 28, 2007
Federal statutory income tax rate	35.0%	35.0%	35.0%
State and local taxes, net of federal benefit	(0.1)	0.8	0.2
Foreign taxes	(2.2)	(2.2)	(0.8)
Costs related to pending acquisition	3.6	—	—
U.S. taxes on dividends	1.0	2.1	(0.1)
Other	(2.6)	0.9	—

Reported income tax rate	34.7%	36.6%	34.3%

In fiscal years 2009 and 2008, accumulated other comprehensive income was increased approximately $0.4 million and decreased approximately $0.6 million, respectively, due to the tax benefit of certain postretirement liabilities recognized during those periods.

Effective September 29, 2007 (the first day of fiscal year 2008), the Company adopted ASC 740, Income Taxes, which addresses accounting for, and disclosure of, uncertain tax positions. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of the adoption of ASC 740, the Company reduced its liability for unrecognized tax benefits and increased deferred tax assets by $2.4 million and $0.6 million, respectively. These adjustments were aggregated and accounted for as a cumulative effect of a change in accounting principle, which resulted in an increase to retained earnings of $3.0 million. In addition, the Company reclassified certain tax liabilities for unrecognized tax benefits, as well as related potential penalties and interest, from current liabilities to long-term liabilities. The total amount of unrecognized tax benefits excluding interest thereon as of the date of adoption was $6.9 million, substantially all of which would impact the effective tax rate if realized. The Company’s policy to include interest and penalties related to income taxes within income tax expense did not change as a result of implementing ASC 740. As of the date of adoption of ASC 740, the Company had accrued $0.7 million in income taxes payable for the payment of interest and penalties related to unrecognized tax benefits.

At October 2, 2009, the total amount of unrecognized tax benefits excluding interest thereon was $5.4 million, substantially all of which would impact the effective tax rate if realized during the year. The Company accrued $0.2 million and reversed $0.3 million of interest and penalties related to these unrecognized tax benefits during fiscal year 2009. Income taxes payable at October 2, 2009 included accrued interest and penalties of $0.4 million. Although the timing and outcome of income tax audits is highly uncertain, it is possible that certain unrecognized tax benefits could decrease by up to $0.9 million in the next twelve months due to lapse of certain statutes of limitation. Any such reduction could be impacted by other changes in unrecognized tax benefits.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the activity related to unrecognized tax benefits:

(in thousands)
Balance at September 29, 2007 (first day of fiscal year 2008)	$6,924
Additions based on tax positions related to the current year	1,501
Expiration of the statute of limitations for the assessment of taxes	(2,514)

Balance at October 3, 2008	5,911
Additions based on tax positions related to the current year	777
Decreases in earlier period tax positions	(104)
Expiration of the statute of limitations for the assessment of taxes	(1,213)

Balance at October 2, 2009	$5,371

The Company’s U.S. federal, state and local and foreign income tax returns are subject to audit by relevant tax authorities. During fiscal year 2008, the U.S. Internal Revenue Service closed its examination of the Company’s fiscal year 2003 federal tax return without assessing additional tax. The Company’s income tax reporting periods beginning with fiscal year 2006 for the U.S. and fiscal year 2004 for the Company’s major foreign jurisdictions remain generally open to audit by relevant tax authorities.

See Note 1 discussing the revision of the fiscal year 2008 income tax expense and related deferred tax asset that is reflected in the above footnote.

Note 16.    Net Earnings Per Share

Basic earnings per share are calculated based on net earnings and the weighted-average number of shares of common stock outstanding during the reported period. Diluted earnings per share are calculated similarly, except that the weighted-average number of common shares outstanding during the period is increased by the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. The dilutive effect of potential common stock (including outstanding stock options, unvested restricted stock and non-employee director stock units) is reflected in diluted earnings per share by application of the treasury stock method, which includes consideration of share-based compensation and the tax benefit thereon.

In fiscal years 2009, 2008 and 2007, options to purchase approximately 1,635,000, 255,000 and 10,000 shares, respectively, were excluded from the calculation of diluted earnings per share as their effect was anti-dilutive.

A reconciliation of weighted-average basic shares outstanding to weighted-average diluted shares outstanding follows:

	Fiscal Year Ended
	October 2, 2009	October 3, 2008	September 28, 2007
(in thousands)
Weighted-average basic shares outstanding	28,785	29,620	30,457
Net effect of dilutive potential common stock	151	452	547

Weighted-average diluted shares outstanding	28,936	30,072	31,004

Note 17.    Industry and Geographic Segments

Industry Segments.    For financial reporting purposes, the Company’s operations are grouped into two business segments: Scientific Instruments and Vacuum Technologies. The Scientific Instruments segment designs, develops, manufactures, markets, sells and services equipment and related software, consumable products, accessories and services for a broad range of life science, environmental, energy, and applied

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

research and other applications requiring identification, quantification and analysis of the composition or structure of liquids, solids or gases. The Vacuum Technologies segment designs, develops, manufactures, markets, sells and services vacuum products and related accessories and services used to create, contain, control, measure and test vacuum environments in a broad range of life science, environmental, energy, and applied research and other applications requiring ultra-clean or high-vacuum environments. These segments were determined in accordance with ASC 280, Segment Reporting.

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

The Company operates various manufacturing and marketing operations outside of the U.S. In fiscal years 2009, 2008 and 2007, no single country outside of the U.S. accounted for more than 10% of total sales (based on the geographic location of the customer). Except for the United Kingdom, no single country outside the U.S. accounted for more than 10% of total assets in fiscal years 2009, 2008 and 2007. Transactions between geographic areas are accounted for at cost and are not included in sales.

Included in the total of Other international sales are export sales recorded by U.S. entities of $47 million in fiscal year 2009, and $53 million in both fiscal years 2008 and 2007.

Industry Segments

	Total Sales			Pretax Earnings			Identifiable Assets			Capital Expenditures			Depreciation and Amortization
	2009	2008	2007	2009	2008	2007	2009	2008	2007	2009	2008	2007	2009	2008	2007
(in millions)
Scientific Instruments	$675	$839	$762	$54	$81	$79	$631	$695	$631	$25	$21	$16	$24	$25	$25
Vacuum Technologies	132	174	159	26	34	32	49	57	58	—	3	3	3	4	4

Total industry segments	807	1,013	921	80	115	111	680	752	689	25	24	19	27	29	29
General corporate	—	—	—	(21)	(13)	(18)	264	150	248	0	0	0	0	0	0
Impairment of private company equity investment	—	—	—	—	(3)	—	—	—	—	—	—	—	—	—	—
Interest income	—	—	—	1	6	6	—	—	—	—	—	—	—	—	—
Interest expense	—	—	—	(1)	(2)	(2)	—	—	—	—	—	—	—	—	—

Total company	$807	$1,013	$921	$59	$103	$97	$944	$902	$937	$25	$24	$19	$27	$29	$29

Geographic Information

	Sales to Unaffiliated Customers(1)			Intergeographic Sales to Affiliates			Total Sales			Pretax Earnings
	2009	2008	2007	2009	2008	2007	2009	2008	2007	2009	2008	2007
(in millions)
United States	$221	$279	$264	$103	$118	$97	$324	$397	$361	$5	$26	$28
International	586	734	657	283	357	304	869	1,091	961	91	105	101

Total geographic segments	807	1,013	921	386	475	401	1,193	1,488	1,322	96	131	129
Eliminations, corporate and other	—	—	—	(386)	(475)	(401)	(386)	(475)	(401)	(37)	(28)	(32)

Total company	$807	$1,013	$921	$—	$—	$—	$807	$1,013	$921	$59	$103	$97

	Identifiable Assets			Long-Lived Assets(2)
	2009	2008	2007	2009	2008	2007
(in millions)
United States	$545	$461	$551	$75	$67	$70
United Kingdom	103	112	111	11	12	13
Italy(3)	—	—	—	13	14	15
The Netherlands(3)	—	—	—	15	17	12
Other international	296	329	275	14	15	17

Total company	$944	$902	$937	$128	$125	$127

(1)	Sales to unaffiliated customers are generally reported based on the geographic location of the customer. No single customer accounted for more than 10% of sales in any of the fiscal years presented.
(2)	Excludes goodwill, intangible assets and long-term deferred tax assets.
(3)	Identifiable asset amounts are included in Other international amounts as they are not individually material.

SCHEDULE II

VARIAN, INC. AND SUBSIDIARY COMPANIES

VALUATION AND QUALIFYING ACCOUNTS

for fiscal years 2009, 2008 and 2007

(In thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions		Balance at End of Period
			Description	Amount
Allowance for Doubtful Accounts Receivable:
Fiscal year 2009	$1,252	$156	Write-offs & adjustments	$115	$1,293

Fiscal year 2008	$1,748	$(138)	Write-offs & adjustments	$358	$1,252

Fiscal year 2007	$1,982	$(167)	Write-offs & adjustments	$67	$1,748

VARIAN, INC. AND SUBSIDIARY COMPANIES

Quarterly Consolidated Financial Data (Unaudited)

Amounts for each quarterly period in fiscal years 2009 and 2008 follow:

	Fiscal Year 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(in millions, except per share amounts)
Sales	$208.2	$205.4	$196.6	$196.5

Gross profit	$95.3	$89.5	$86.6	$83.3

Net earnings	$13.0	$10.2	$13.5	$1.9

Net earnings per share
Basic	$0.45	$0.35	$0.47	$0.07

Diluted	$0.45	$0.35	$0.47	$0.07

	Fiscal Year 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(in millions, except per share amounts)
Sales	$237.4	$248.2	$244.4	$282.5

Gross profit	$107.3	$112.9	$106.2	$126.1

Net earnings	$17.6	$15.8	$11.4	$20.3

Net earnings per share
Basic	$0.58	$0.53	$0.39	$0.70

Diluted	$0.57	$0.52	$0.38	$0.69

Net earnings per share for the four quarters of each fiscal year may not sum to the total for the fiscal year because of the different number of shares outstanding during each period.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date Filed	Exhibit Number(s)	Filed Herewith
2.1	Amended and Restated Distribution Agreement, dated as of January 14, 1999, among Varian Associates, Inc., Varian Semiconductor Equipment Associates, Inc. and Varian, Inc.	10-Q	May 17, 1999	2.1

2.2	Agreement and Plan of Merger dated as of July 26, 2009, by and among Agilent Technologies, Inc., Varian, Inc. and Cobalt Acquisition Corp.	8-K	July 27, 2009	2.1

3.1	Restated Certificate of Incorporation of Varian, Inc.	10-Q	May 17, 1999	3.1, 3.2

3.2	Amended and Restated By-Laws of Varian, Inc.	8-K	February 9, 2009	3.1

4.1	Specimen Common Stock Certificate.	10-Q	May 12, 2009	4.1

10.1	Intellectual Property Agreement, dated as of April 2, 1999, among Varian Associates, Inc., Varian Semiconductor Equipment Associates, Inc. and Varian, Inc.	10-Q	May 17, 1999	10.2

10.2	Varian, Inc. Amended and Restated Note Purchase and Private Shelf Agreement and Assumption dated as of April 2, 1999.	10-Q	May 17, 1999	10.6

10.3	Asset Purchase Agreement, dated as of February 4, 2005, between Varian, Inc. and Jabil Circuit, Inc.	8-K	March 17, 2005	2.1

10.4	Form of Indemnity Agreement between Varian, Inc. and its Directors and Officers.	10-K	December 9, 2004	10.5

10.5*	Varian, Inc. Omnibus Stock Plan, as amended and restated as of November 8, 2007.	8-K	February 1, 2008	10.1

10.6*	Varian, Inc. Management Incentive Plan, as amended and restated as of November 8, 2007.	8-K	November 13, 2007	10.9

10.7*	Varian, Inc. Supplemental Retirement Plan, as amended and restated as of November 13, 2008.	10-K	November 26, 2008	10.7

10.8*	Varian, Inc. Employee Stock Purchase Plan.	10-Q	May 10, 2000	10.1

10.9*	Form of Nonqualified Stock Option Agreement between Varian, Inc. and Executive Officers (used beginning April 2, 1999 and prior to November 10, 2003).	10-K	December 7, 2006	10.9

10.10*	Form of Nonqualified Stock Option Agreement between Varian, Inc. and Executive Officers (used beginning November 10, 2003 and prior to November 11, 2004).	10-K	December 7, 2006	10.10

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date Filed	Exhibit Number(s)	Filed Herewith
10.11*	Form of Nonqualified Stock Option Agreement between Varian, Inc. and Executive Officers (used beginning November 11, 2004 and prior to December 4, 2006).	10-K	December 7, 2006	10.11

10.12*	Form of Nonqualified Stock Option Agreement between Varian, Inc. and Executive Officers (used beginning December 4, 2006 and prior to November 8, 2007).	10-K	December 7, 2006	10.12

10.13*	Form of Nonqualified Stock Option Agreement between Varian, Inc. and Executive Officers (used beginning November 8, 2007).	8-K	November 13, 2007	10.3

10.14*	Form of Nonqualified Stock Option Agreement between Varian, Inc. and Non-Employee Directors.	10-K	December 9, 2004	10.12

10.15*	Form of Nonqualified Stock Option Agreement between Varian, Inc. and Non-Employee Directors—For New Director/Chairman Grants (used beginning February 1, 2008).	10-Q	May 6, 2008	10.29

10.16*	Form of Nonqualified Stock Option Agreement between Varian, Inc. and Non-Employee Directors—For Annual Director Grants (used beginning February 1, 2008).	10-Q	May 6, 2008	10.30

10.17*	Form of Restricted Stock Agreement between Varian, Inc. and Executive Officers (used prior to December 4, 2006).	10-K	December 7, 2006	10.14

10.18*	Form of Restricted Stock Agreement between Varian, Inc. and Executive Officers (used beginning December 4, 2006 and prior to November 8, 2007).	10-K	December 7, 2006	10.15

10.19*	Form of Restricted Stock Agreement between Varian, Inc. and Executive Officers (used beginning November 8, 2007).	10-Q	February 5, 2008	10.17

10.20*	Form of Restricted Stock Agreement between Varian, Inc. and Certain Executive Officers (used beginning March 13, 2009).	8-K	March 17, 2009	10.1

10.21*	Form of Restricted Stock Agreement between Varian, Inc. and G. Edward McClammy (used beginning March 13, 2009).	8-K	March 17, 2009	10.2

10.22*	Form of Performance Share Agreement between Varian, Inc. and Executive Officers (used beginning November 8, 2007).	8-K	November 13, 2007	10.1

10.23*	Form of Performance Share Agreement between Varian, Inc. and Executive Officers (used beginning October 6, 2008).	8-K	September 15, 2008	10.2

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date Filed	Exhibit Number(s)	Filed Herewith
10.24*	Form of Stock Unit Agreement between Varian, Inc. and Non-Employee Directors.	10-Q	February 8, 2005	10.23

10.25*	Change in Control Agreement, as amended and restated as of November 8, 2007, between Varian, Inc. and Garry W. Rogerson.	8-K	November 13, 2007	10.4

10.26*	Amendment to Change in Control Agreement, dated as of September 8, 2009, between Varian, Inc. and Garry W. Rogerson.				X

10.27*	Change in Control Agreement, as amended and restated as of November 8, 2007, between Varian, Inc. and G. Edward McClammy.	8-K	November 13, 2007	10.5

10.28*	Amendment to Change in Control Agreement, dated as of September 8, 2009, between Varian, Inc. and G. Edward McClammy.				X

10.29*	Change in Control Agreement, as amended and restated as of November 8, 2007, between Varian, Inc. and Martin O’Donoghue.	8-K	November 13, 2007	10.6

10.30*	Amendment to Change in Control Agreement, dated as of September 8, 2009, between Varian, Inc. and Martin O’Donoghue.				X

10.31*	Change in Control Agreement, as amended and restated as of November 8, 2007, between Varian, Inc. and Sergio Piras.	8-K	November 13, 2007	10.7

10.32*	Amendment to Change in Control Agreement, dated as of September 18, 2009, between Varian, Inc. and Sergio Piras.				X

10.33*	Change in Control Agreement, as amended and restated as of November 8, 2007, between Varian, Inc. and Arthur W. Homan.	8-K	November 13, 2007	10.8

10.34*	Amendment to Change in Control Agreement, dated as of September 8, 2009, between Varian, Inc. and Arthur W. Homan.				X

10.35*	Change in Control Agreement, as amended and restated as of November 8, 2007, between Varian, Inc. and Sean M. Wirtjes.	10-K	November 21, 2007	10.25

10.36*	Amendment to Change in Control Agreement, dated as of September 14, 2009, between Varian, Inc. and Sean M. Wirtjes.				X

10.37*	Change in Control Agreement, dated as of September 15, 2008, between Varian, Inc. and Robert W. Dean II.	8-K	September 15, 2008	10.1

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date Filed	Exhibit Number(s)	Filed Herewith
10.38*	Amendment to Change in Control Agreement, dated as of September 8, 2009, between Varian, Inc. and Robert W. Dean II.				X

10.39*	Change in Control Agreement, dated as of October 6, 2008, between Varian, Inc. and Gordon B. Tredger.	10-K	November 26, 2008	10.30

10.40*	Amendment to Change in Control Agreement, dated as of September 8, 2009, between Varian, Inc. and Gordon B. Tredger.				X

10.41*	Description of Compensatory Arrangements between Varian, Inc. and Non-Employee Directors.	10-Q	February 10, 2009	10.31

10.42*	Description of Certain Compensatory Arrangements between Varian, Inc. and Executive Officers.	10-K	November 21, 2007	10.27

10.43*	Description of Certain Compensatory Arrangements between Varian S.p.A. and Sergio Piras.	10-Q	February 5, 2008	10.28

18.1	Preferability letter regarding inventory accounting principle change.	10-K	December 7, 2000	18.1

21	Subsidiaries of the Registrant.				X

23	Consent of Independent Registered Public Accounting Firm.				X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.