Form 10-K/A
period 2009-10-02
VARIAN INC
filed 2010-01-29
CIK 1079028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Documents Incorporated by Reference:

None in this Amendment No. 1 on Form 10-K/A

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends the Annual Report on Form 10-K of Varian, Inc. (“Varian” or the “Company”) for its fiscal year ended October 2, 2009, as filed with the Securities and Exchange Commission on November 25, 2009 (the “Original Filing”). This Amendment No. 1 is being filed solely for the purpose of (1) disclosing information in Part I, Item 3. Legal Proceedings (information already reported in Current Reports on Form 8-K filed with the Securities and Exchange Commission on September 25, 2009 and October 6, 2009), and (2) disclosing information required in Part III that the Company will not be incorporating by reference to a definitive Proxy Statement. This Amendment No. 1 does not reflect events occurring after the Original Filing, or modify or update the disclosures therein in any way other than as required to reflect the amendments set forth below.

PART I

Item 3.    Legal Proceedings

As disclosed in a Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on September 25, 2009, on that date, Varian, Agilent Technologies, Inc., a Delaware corporation (“Agilent”), Cobalt Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Agilent (“Merger Sub”), and the plaintiffs in certain purported class action lawsuits entered into a memorandum of understanding regarding the settlement of those lawsuits, which were filed on behalf of Varian stockholders following the announcement of the Agreement and Plan of Merger (the “Merger Agreement”) by and among Varian, Agilent and Merger Sub dated July 26, 2009 pursuant to which Merger Sub will, subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, merge with and into Varian and Varian will survive the merger and continue as a wholly-owned subsidiary of Agilent (the “Merger”).

As previously disclosed, on August 5, 2009 the first of several purported stockholder class actions were filed in the Superior Court for the County of Santa Clara (the “Court”) in connection with the announcement of the Merger. Two other complaints were subsequently filed, and all of the cases were consolidated as In re Varian, Inc. Shareholder Litigation (the “Litigation”).

The plaintiffs in the complaints, which named as defendants the Company and its board of directors as well as Agilent and Merger Sub, generally alleged that Varian’s directors, in approving the Merger, breached fiduciary duties owed to the Company’s stockholders because they failed to take steps to maximize the value to the Company’s public stockholders and failed to disclose adequate information in the proxy statement for the Merger. The complaints further alleged that the Company, Agilent and Merger Sub aided and abetted the alleged breach of fiduciary duties.

The complaints sought class certification, damages and certain forms of equitable relief, including enjoining the consummation of the Merger.

The Company, the individual defendants, Agilent and Merger Sub continue to believe the claims to be without merit. Nevertheless, without admitting any liability or wrongdoing, the defendants have agreed in principle to settle the Litigation in order to avoid the potential cost and distraction of continued litigation and to eliminate any risk of any delay to the Merger posed by the Litigation. Pursuant to the settlement anticipated by the parties’ agreement in principle, plaintiffs’ counsel may seek fees and costs of up to $625,000, subject to Court approval. Such settlement is subject to execution and delivery of a stipulation of settlement and other definitive documentation, confirmatory discovery, the closing of the Merger, notice to stockholders, and Court approval. If the settlement becomes effective, the Litigation will be dismissed in its entirety with prejudice.

Pursuant to the terms of the settlement, the Company agreed to make available certain additional information to its stockholders, which information was made available in the Current Report on Form 8-K filed with the SEC on September 25, 2009.

The settlement will not affect the consideration to be paid to stockholders of Varian in connection with the Merger.

At a special meeting of the stockholders of Varian held on October 5, 2009, the stockholders adopted the Merger Agreement. The affirmative vote of the holders of a majority of the outstanding shares of Varian common stock as of August 12, 2009, the record date for the special meeting, was required to adopt the Merger Agreement. The transaction remains subject to regulatory approvals and the satisfaction or waiver of certain other closing conditions.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Executive Officers

The information required by this Item with respect to our executive officers is incorporated herein by reference from the corresponding information contained in Item 1 of Part I of the Company’s Annual Report on Form 10-K (filed with the SEC on November 25, 2009), under the heading Executive Officers.

Directors; Business Experience

Richard U. De Schutter is the former Executive Chairman, President and Chief Executive Officer of DuPont Pharmaceutical Company, a position he held from 2000 to 2001. He is Chairman of the Board of Incyte Corporation and is also a director of Ecolab Inc. and Smith & Nephew plc. Mr. De Schutter has been a director of the Company since 2001. Age: 69

James T. Glover is the former Senior Vice President, Operations and Chief Financial Officer of Anadys Pharmaceuticals, Inc. (a biopharmaceutical company), positions he held from 2006 to 2009. From 2003 to 2006, he was Senior Vice President and Chief Financial officer of Beckman Coulter, Inc. (a biomedical testing instruments company). Mr. Glover is a certified public accountant. He has been a director of the Company since 2008. Age: 59

John G. McDonald is the Stanford Investors Professor of Finance at Stanford University’s Graduate School of Business, where he has served on the faculty since 1968. He is also a director of iStar Financial, Inc., Plum Creek Timber Company, Inc., Scholastic Corporation and nine mutual funds managed by Capital Research & Management Co. Mr. McDonald has been a director of the Company since 1999. Age: 72

Wayne R. Moon is the former Chairman of the Board and Chief Executive Officer of Blue Shield of California (a health care company), a position he held from 1993 to 2000. He was Chairman of the Board of RelayHealth Corporation (a web-based health services company) from 2002 to 2006. Mr. Moon is also a director of IntegraMed America, Inc. He also serves as the Board’s lead independent director. Mr. Moon has been a director of the Company since 1999. Age: 69

Garry W. Rogerson is Chairman of the Board of Directors and the Company’s Chief Executive Officer, positions he has held since 2009 and 2004, respectively. He served as the Company’s President from 2002 to 2009, as its Chief Operating Officer from 2002 to 2004, and as its Senior Vice President, Scientific Instruments from 2001 to 2002. Mr. Rogerson is the non-executive Chairman of the Board of Coherent, Inc. He has been a director of the Company since 2003. Age: 57

Elizabeth E. Tallett is a Principal of Hunter Partners, LLC (which provides management services to developing life science companies), a position she has held since 2002. She is also a director of Coventry Health Care, Inc., IntegraMed America, Inc., Meredith Corporation and Principal Financial Group. Ms. Tallett has been a director of the Company since 1999. Age: 60

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that the Company’s directors and executive officers, and persons who own more than ten percent of the Company’s common stock, file with the Securities and Exchange Commission reports of their beneficial ownership and changes in beneficial ownership of Company securities. Based solely on our review of the reports and written representations we have received from our directors and executive officers and the reports filed with the SEC by our ten-percent stockholders, we believe that during fiscal year 2009 all reports required to be filed by our directors, executive officers and ten-percent stockholders were timely filed.

Code of Ethics

We have adopted a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer and Controller. This code of ethics, which is included in our Code of Business Conduct and Ethics that applies to all officers, directors and employees, is posted on our website. The Code of Business Conduct and Ethics is available at our main Internet website, at http://www.varianinc.com, and can be accessed by clicking on “Investors” and on “Corporate Governance”, and then on “Code of Business Conduct and Ethics.”

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K, regarding any amendment to, or waiver from, a provision of this Code of Business Conduct and Ethics with respect to directors and executive officers, by posting such information on our website, at the address and location specified above.

Corporate Governance

Audit Committee.    The Board of Directors has a standing Audit Committee, which is comprised of directors Glover (Chairman), De Schutter, Moon and Tallett. Each of these directors qualifies as an independent director and meets the other requirements to serve on the Audit Committee under rules of the Nasdaq Stock Market and SEC regulations.

The Audit Committee has a charter, which is available at our main Internet website, at http://www.varianinc.com, and can be accessed by clicking on “Investors” and on “Corporate Governance”, then on “Committee Charters/Committee Composition” and then on “Audit Committee” in the table shown. Upon request, we will provide to any person, at no charge, a copy of the Audit Committee’s charter. Such a request must be made in writing to our Secretary, at Varian, Inc., 3120 Hansen Way, Palo Alto, CA 94304-1030.

Audit Committee Financial Experts.    The Company’s Board of Directors has determined that Mr. De Schutter and Mr. Glover each qualifies as an “audit committee financial expert” as that term is defined by applicable SEC regulations.

Item 11. Executive Compensation

Compensation Discussion and Analysis

In this section we provide an explanation and analysis of the material elements of the compensation provided to our Chief Executive Officer and the four other executive officers named in the Summary Compensation Table on page 14 (referred to as the “named executive officers”). The purpose of this discussion is to provide the context for the specific compensation amounts and arrangements paid and provided to our named executive officers, as described in the tables and narratives following this discussion and analysis.

The Objective of Our Executive Compensation Programs

The principal objective of our executive compensation programs is to attract, retain, motivate and reward individuals with the executive experience and skills necessary for us to achieve our ultimate objective of increasing stockholder value. In order to do this, our executive compensation programs are designed to be competitive with our industry and geographic competitors for executive talent, and to provide near- and long-term financial incentives that reward executives when stockholder value increases, when important strategic objectives are achieved and/or when individual performance objectives are accomplished.

How We Determined Executive Compensation

The Compensation Committee Determines Executive Compensation.    The Compensation Committee of our Board of Directors (the “Committee”) makes all decisions on compensation to our named executive officers.

The Committee Utilizes a Compensation Consultant.    The Committee annually retains an executive compensation consultant to assist the Committee in making informed decisions on executive compensation. The compensation consultant engaged by the Committee for purposes of establishing fiscal year 2009 executive compensation was Frederic W. Cook & Co., Inc. (“FWC”). FWC was identified and engaged directly by the Committee, and has not provided any other services to the Company (although the Nominating and Governance Committee of our Board separately engaged FWC in fiscal year 2008 to evaluate compensation paid to our non-employee directors).

FWC was engaged by the Committee to prepare an executive compensation study that would provide objective, third-party advice on both the reasonableness of our executive officer compensation levels compared to that of similarly situated companies and the appropriateness of our executive compensation programs in accomplishing the Committee’s objectives. FWC was also asked to provide specific recommendations for consideration by the Committee.

In conducting this compensation study for the Committee, FWC identified a “peer group” of companies for executive compensation comparison purposes. FWC selected companies that it considered to be major labor- and/or capital-market competitors, broadly similar in revenues and market-capitalization values, or similar in growth and performance potential to Varian. Our management was given an opportunity to provide input to FWC on the peer group companies, but FWC made the final determination on the composition of the peer group (which may change from year to year). The peer group companies identified and used by FWC for executive compensation comparison purposes for fiscal year 2009 were:

Affymetrix, Inc. Beckman Coulter, Inc. Cambrex Corporation Charles River Laboratories, Inc. Coherent, Inc. Dionex Corporation FEI Company	Hologic, Inc. Invitrogen Corporation Mettler-Toledo International Inc. Millipore Corporation PerkinElmer, Inc. Steris Corporation Trimble Navigation Limited Waters Corporation

In addition to using publicly-available compensation data on these peer group companies, FWC used data from a Radford survey covering technology companies and a Watson Wyatt survey covering the instruments and bio-medical equipment industries.

FWC’s written report to the Committee included a review of our existing executive compensation programs, practices, levels and arrangements, each named executive officer’s compensation relative to the comparative data, and our equity grant practices for all employees (not just for the named executive officers) relative to the comparative data. The report also included an analysis of the Company’s near- and long-term financial performance compared to the peer group companies. FWC’s report also provided recommendations on changes that might be made to our executive compensation programs generally, and to each named executive officer’s compensation. FWC provided its written report in advance of a Committee meeting, at which the lead FWC consultant presented an oral report and responded to questions from members of the Committee.

In addition to this process and engagement of FWC for the purpose of establishing executive compensation at the beginning of fiscal year 2009, the Committee engaged FWC again in February 2009 to assist the Committee in re-assessing equity compensation for the named executive officers and other key employees, given the severe economic downturn then being experienced and related management retention concerns. As part of that engagement, FWC reviewed equity compensation arrangements with the named executive officers, delivered a written report to the Committee in which it made recommendations, and made an oral report to and answered questions at a special meeting of the Committee.

The CEO Makes Recommendations.    In connection with advising the Committee on executive compensation for and during fiscal year 2009, the lead FWC consultant spoke with our Chief Executive Officer and General Counsel, to solicit input on our executive compensation programs. The CEO presented to the Committee his recommendations on executive compensation programs, objectives and levels for the named executive officers other than himself. Following completion of fiscal year 2009, he also provided his assessment of the performance of those named executive officers generally, and with specific reference to the operational objectives previously established by the Committee. The CFO reported to the Committee on the Company’s results, forecasts and budgets relative to financial metrics used by the Committee for executive compensation purposes. The General Counsel advised the Committee on governance and regulatory aspects of our executive compensation programs, and maintained Committee records as Secretary to the Committee.

The Committee Makes Compensation Decisions.    The Committee determined the structure of named executive officer compensation programs for fiscal year 2009 at the beginning of the year, and again in March 2009, after receiving FWC’s reports and recommendations, receiving the CEO’s recommendations on compensation for the named executive officers, other than himself, and deliberating in executive sessions. After completion of fiscal year 2009, receiving the CFO’s report on the Company’s performance relative to the pre-determined financial objectives for those performance periods, and receiving the CEO’s report and recommendations on the individual performance of the other named executive officers, the Committee made its final determinations on the cash incentive compensation earned for the fiscal year 2009 and fiscal years 2007-2009 performance periods. The Committee’s deliberations and decisions on the CEO’s compensation occurred in executive sessions, also attended by the lead FWC consultant for portions of those sessions.

Executive Compensation for Fiscal Year 2009

The six key elements of our executive compensation programs are: base salaries; annual cash bonuses; long-term incentive compensation; deferred compensation; perquisites and other personal benefits; and termination of employment arrangements.

Base Salaries.    Base salaries are intended to compensate our named executive officers for serving as the senior members of our management team, regardless of stockholder returns or Company performance relative to financial objectives. Salaries are also considered an important element of compensation necessary to retain the named executive officers in a competitive marketplace. To accomplish these objectives, the Committee reviews and sets base salaries annually, generally targeting the competitive median specific to each named executive officer’s position, which the Committee considers appropriate to accomplish the purposes of this element of executive compensation. FWC determined the competitive median of base salaries for 2009 using a composite of data from the peer group and the Radford and Watson Wyatt surveys discussed above.

In determining base salaries for fiscal year 2009, the Committee considered the competitive data provided by FWC, and also made subjective assessments of each named executive officer’s relative position, experience, responsibilities, performance and work location. The Committee also considered general economic conditions. As a result of this last consideration, the Committee determined that it would be prudent to not increase the annual base salaries for any of our named executive officers, which resulted in them being generally below the median of FWC’s comparative data.

Annual Cash Bonuses.    Annual cash bonuses are intended principally to motivate executive officers to achieve pre-determined annual financial and operational improvement objectives set by the Committee to promote achievement of our business strategies and drive increases in stockholder value. Whether a named executive officer receives an annual cash bonus, and if so the amount of that bonus, depends on how well the Company and the executive officer perform relative to financial and individual objectives. The Committee believes that broader financial objectives are appropriate to ensure all of the named executive officers are working together toward those goals, and that individual operational objectives are appropriate to measure and reward different contributions of the executives toward achievement of those goals. These cash awards are made under our stockholder-approved Management Incentive Plan (“MIP”), and are described under the heading Grants of Plan-Based Awards beginning on page 17.

In determining the amount of the targeted annual cash bonus for each named executive officer, the Committee considered for each executive officer FWC’s comparative data for annual cash bonuses and total annual cash compensation (both targeted and actual). The Committee considered and compared against the 75th percentile of the comparative data for total annual cash compensation (base salary plus annual cash bonus) for comparable positions, although it did not necessarily target that 75th percentile. Rather, the Committee considered the position, experience, responsibilities and performance of each named executive officer, along with the FWC reference data. After considering these factors, the Committee determined to maintain existing targeted annual cash bonuses for the named executive officers, which resulted in them having targeted annual cash compensation at or somewhat above the median for comparable positions.

Targeted annual cash bonuses are expressed as a percentage of annual base salary. For fiscal year 2009, the CEO’s targeted cash bonus was 100% of his base salary, and the other named executive officers’ targeted cash bonuses were 75% of their respective base salaries. The maximum cash bonus that could have been earned by the CEO was 200% of base salary, and the maximum cash bonus that could have been earned by the other named executive officers was 150% of base salary. The Committee established a higher target and maximum bonus opportunity for the CEO, relative to the other named executive officers, because of his position and responsibilities, as well as the comparative data supplied by FWC. The Committee determined to use the same bonus opportunities (as a percentage of base salary) for all other named executive officers because it felt that differences in their base salaries were sufficient to distinguish between their relative positions, experience and responsibilities.

Actual annual cash bonuses earned by each named executive officer depend on (1) the Company’s performance relative to pre-determined financial targets and (2) the executive officer’s performance relative to pre-determined operational objectives, in each case as established by the Committee.

For fiscal year 2009, the Committee selected Company and business segment revenue, return on sales (“ROS”) and operating cash flow (as measured by dividing operating cash flow by net income) as the financial performance measures that would determine annual cash bonuses for the named executive officers. The Committee selected these measures to link bonuses to achievement of our business strategies, to establish appropriate checks and balances among our financial objectives, and to provide the strongest composite of indicators of our overall annual performance. The Committee specified items that would be included or excluded in calculating these metrics, in order to ensure the closest possible alignment with the reasons for selecting those measures. Revenue and ROS were each weighted at 45% (although in the case of Mr. Piras, they were weighted 50% and 40%, respectively, for his business segment) and operating cash flow was weighted at 10%, reflecting the relative importance the Committee placed on these measures as drivers of the Company’s strategies and objectives. The weighting between Company and segment performance for these measures varied by executive officer, to reflect the emphasis the Committee wanted each executive officer to place on specific strategies.

In September 2008, before the beginning of our fiscal year 2009, the Committee set specific targets for the revenue, ROS and operating cash flow measures, as well the minimum levels required to earn any bonus and the levels that would earn a maximum bonus. The Committee determined these minimum, target and maximum levels of revenue, ROS and operating cash flow after considering comparable historical and budgeted revenue, ROS and operating cash flow as well as how targeted levels would translate into operating earnings and earnings per share. The Committee established targets that would require significant improvement from the then-existing forecast for fiscal year 2008 — through a combination of achieving “organic” growth in revenues consistent with industry growth expectations, significant improvement in operating profit margins and a consistent relative level of operating cash flow. The Committee felt at that time that the targeted levels of revenue, ROS and operating cash flow should be achievable, absent a significant change in overall economic conditions, and that achievement of the maximum levels of these metrics would be unlikely without extraordinary efforts and results.

In November 2009, following the unexpected and dramatic decline in global financial markets and general economic conditions, the Committee re-visited the targeted levels of revenue, ROS and operating cash flow. After reviewing the actual results for fiscal year 2008 and revised forecasts for the Company’s fiscal year 2009 and considering the significant economic uncertainty that then prevailed, the Committee determined to adjust the targeted levels of revenue and ROS so as to maintain some level of achievability, but to not adjust the targeted level of operating cash flow in order to emphasize cash performance given economic conditions.

For fiscal year 2009, the Committee also determined that annual cash bonuses otherwise earned (based on Company and/or business segment performance relative to the financial metrics discussed above) by the named executive officers, could be decreased by as much as 25% based on the Committee’s subjective determination of the extent to which those executive officers met pre-determined operational objectives. Those operational objectives related to improving the quality of the Company’s products and services, improving gross margins (including by improving teamwork within and between business segments and implementing plans to reduce the Company’s high cost structure in the U.S.), and implementing plans to reduce the Company’s taxes in higher tax areas.

For fiscal year 2009, the achieved levels of revenue and ROS were significantly below the Committee’s targets, due to the global economic decline that prevailed throughout the year. However, the achieved levels of operating cash flow significantly exceeded the Committee’s targets, in the Committee’s view reflecting a well-executed strategy by the Company’s management team to generate cash. Even with that achievement on cash flow, under the Committee’s pre-determined formula based on those financial metrics, actual Company and business segment performance was only 20% of the weighted aggregate targeted levels. Based on the CEO’s assessment and report to the Committee on performance relative to the operational objectives set for the other named executive officers, the Committee determined to not reduce the annual cash bonuses otherwise earned for those executive officers below this 20% achieved level of performance.

Long-Term Incentive Compensation.    Long-term incentive compensation is an important element of our executive compensation program that we use primarily to motivate our named executive officers to increase stockholder value, and secondarily to retain executive officers. The Committee believes that long-term incentive compensation also encourages our executives to identify, pursue and invest in appropriate long-term strategies for increasing stockholder value. Our long-term incentives have been primarily in the form of stock option and restricted stock grants under our stockholder-approved Omnibus Stock Plan. The Committee has also used long-term cash incentives under our MIP, but determined to begin using performance shares awards under the Omnibus Stock Plan beginning with a fiscal year 2008-2010 performance period in lieu of continuing long-term cash incentives. The Committee continued this performance shares program for a new long-term performance period, for fiscal years 2009-2011.

In determining the total long-term incentive compensation targeted for each named executive officer, the Committee considered for each the 75th percentile of FWC’s comparative data for total long-term incentive compensation and total targeted compensation (annual cash compensation plus total long-term incentive compensation), although the Committee did not necessarily target the 75th percentile. Rather, the Committee considered the position, experience, responsibilities and performance of each named executive officer, along with FWC’s reference data. As a result, targeted total long-term incentive compensation for some named executive officers was below, and for others was above, the 75th percentile for comparable positions.

Stock Options.    We use stock options to link executive officer compensation directly to increases in the price of our common stock, which reflects increased stockholder value. All stock options to named executive officers are granted with an exercise price equal to or greater than the market price of our stock on the grant date, and generally require continued employment for three years in order to vest fully. Stock options therefore compensate our named executive officers only if our stock price increases after the date of grant and the executive officer remains employed for the periods required for the stock option to become exercisable. The Committee thus considers stock options a particularly effective incentive and retention tool because it motivates our executive officers to increase stockholder value and remain with the Company.

We are sensitive to the dilutive impact and accounting expense of stock options. Therefore, in determining the number of stock options to grant to the named executive officers, the Committee considered various stock dilution analyses, assessed share usage and equity compensation practices of FWC’s peer group companies, estimated accounting expenses, and considered other forms of equity-based incentive compensation. The Committee also assessed the named executive officers’ individual and collective equity ownership in our stock (including stock options) relative to the peer group data. After these considerations, in fiscal year 2009 the Committee granted our named executive officers stock options to acquire an aggregate of 158,500 shares, or approximately 0.5% of our total shares outstanding.

The Committee determined the size of each named executive officer’s stock option after considering other long-term incentive compensation to be utilized (restricted stock and performance shares), the executive officer’s relative position, experience, responsibilities and performance, and FWC’s comparative data for total long-term incentive compensation and total targeted compensation (targeted annual cash plus targeted long-term compensation). The Committee’s objective was to deliver each executive officer’s total targeted long-term incentive compensation through stock options, restricted stock and performance shares in amounts of roughly equal value (as calculated under Accounting Standards Codification 718, Stock Compensation).

Performance Shares.    In fiscal year 2009, the Committee decided to continue the long-term performance share program for a new performance period covering fiscal years 2009-2011. Under this program, vested shares of our common stock could be granted after fiscal year 2011 to our named executive officers depending on the Company’s performance relative to a pre-determined earnings per share (“EPS”) target for fiscal year 2011.

The Committee determined that EPS is an appropriate long-term performance measure in light of the emphasis our investors and the financial community place on this measure, due to its correlation to stock price. The Committee also determined to pay any earned awards in stock rather than cash because of the additional incentive and compensation that delivery of shares would provide if stockholder value increases with achievement of a higher EPS.

As with stock options and restricted stock, we are sensitive to the potential dilutive impact and accounting expense of performance shares. Therefore, in determining the number of performance shares to award to the named executive officers, the Committee considered the current value of our common stock, various stock dilution analyses, and share usage and equity compensation practices of FWC’s peer group companies. The Committee also assessed our named executive officers’ individual and collective equity ownership in our stock relative to the peer group data. After these considerations, the Committee awarded our named executive officers an aggregate of 51,000 targeted performance shares, or less than 0.2% of our total shares outstanding, for the fiscal year 2009-2011 performance period.

The Committee determined the size of each named executive officer’s targeted performance share award for the fiscal years 2009-2011 performance period after considering other long-term incentive compensation to be utilized (stock options), the executive officer’s relative position, experience, responsibilities and performance, and FWC’s comparative data for total long-term incentive compensation and total targeted compensation (targeted annual cash plus targeted long-term compensation). The Committee’s objective was to deliver each executive officer’s total targeted long-term incentive compensation through stock options and performance shares in amounts of roughly equal value.

The maximum number of performance shares that could be issued to each named executive officer (if the maximum specified level of EPS is achieved) is twice the targeted number of performance shares, and the fewest number of performance shares that could be issued to each executive officer (if the minimum specified level of EPS is achieved) is 30% of the targeted number of performance shares. The Committee established a higher minimum, target and maximum performance share opportunity for the CEO, relative to the other named executive officers, because of his position, experience and responsibilities, as well as FWC’s comparative data.

In September 2008, before the beginning of our fiscal year 2009, the Committee determined the minimum, target and maximum EPS for fiscal year 2011 after considering the compound annual growth rate in EPS through fiscal year 2011 that each level would require and the effect such an EPS should have on shareholder value. The Committee established a target EPS that should be achievable absent a change in overall economic conditions during the three-year performance period, and established a maximum EPS that would be very difficult to achieve without extraordinary efforts and results. Despite the subsequent unexpected and dramatic decline in global financial markets and general economic conditions, the Committee determined to not adjust the targeted level of EPS for fiscal year 2011.

Restricted Stock.    We use restricted stock to link executive officer compensation directly to the price of our common stock, but we use it primarily as a retention tool. Restricted stock generally requires continued employment for three years in order to vest fully; the executive earns greater compensation if our stock price increases, but is assured of some level of compensation even if our stock price declines. Therefore, unlike stock options, restricted stock provides some level of deferred compensation, and thus encourages executive officers to remain with the Company, during economic or market cycles when our stock price might decline.

In September 2008, when the Committee considered fiscal year 2009 compensation for the named executive officers, we determined to not grant restricted stock to executive officers as we had in previous years. We determined to instead use only stock options and performance shares for long-term incentive compensation, because we felt that there were adequate retention mechanisms in place through these equity awards and previously-granted restricted stock still unvested.

However, in February 2009 the Committee became concerned that the strength of those retention arrangements had been significantly reduced by the steep decline in the Company’s stock price since September 2008, the likelihood that no (or minimal) annual cash bonuses would be earned for fiscal year 2009, and the significantly greater challenges that the executive officers faced in seeking to achieve the EPS targets established by the Committee under existing long-term performance share arrangements, all due to the dramatic global economic decline. The Committee therefore engaged FWC, as described above, to assess retention arrangements with our executive officers and make recommendations on what, if any, additional retention arrangements might be considered by the Committee.

Based on that assessment and FWC’s recommendations, the Committee determined in March 2009 to make a grant of restricted stock to each of our named executive officers. Unlike previous restricted stock grants that vest over three years assuming continued employment (i.e., time-based vesting), the Committee made the vesting of these new restricted stock grants subject to both continued employment (over three years) and achievement of a threshold level of operating cash flow for the four fiscal quarter period of calendar year 2009. The Committee selected this measure to link the vesting of restricted stock to achievement of a key business strategy in the economic recession and liquidity crisis being faced by the Company.

As with stock options and performance shares, we are sensitive to the dilutive impact and the accounting expense of restricted stock. Therefore, in determining the number of shares of restricted stock to grant to the named executive officers, the Committee considered the Company’s stock price, various stock dilution analyses, and equity compensation most recently granted to the named executive officers in the form of stock options and performance shares. The Committee also assessed our named executive officers’ individual and collective equity ownership in our stock relative to the peer group data, and the value of that ownership at various possible future prices for the Company’s stock. After these considerations, in fiscal year 2009 the Committee granted our named executive officers an aggregate of 52,900 shares of restricted stock, or less than 0.2% of our total shares outstanding.

The Committee determined the size of each named executive officer’s restricted stock grant after considering other long-term incentive compensation already in place (stock options and performance shares), the executive officer’s relative position, experience, responsibilities and performance, and the FWC’s comparative data for total long-term incentive compensation and total targeted compensation (targeted annual cash plus targeted long-term compensation). The Committee determined to deliver approximately the same number of shares of restricted stock as had recently been awarded to each executive officer as performance shares for the fiscal years 2009-2011 long-term performance shares.

Long-Term Cash Bonuses.    In fiscal year 2005, the Committee implemented a long-term cash bonus program under our MIP. This program was designed to motivate our named executive officers to achieve long-term financial objectives consistent with our longer-term business strategies, and to serve as a retention tool. At the time, the Committee had determined that executive officers’ total cash compensation was somewhat low relative to the market data it examined, and decided that a long-term cash bonus program would best address this deficiency. This long-term cash incentive program comprised of three overlapping multi-year performance periods, for fiscal years 2005-2007, 2006-2008 and 2007-2009. Beginning in fiscal year 2008, the Committee replaced this long-term cash bonus program with a long-term performance share award program.

In determining the targeted long-term cash bonus for each named executive officer for the fiscal years 2007-2009 performance period, the Committee considered FWC’s comparative data for total targeted long-term incentive compensation for each executive officer, and other long-term incentive compensation to be utilized (stock options and restricted stock).

Targeted long-term cash bonuses are expressed as a percentage of annual base salary as of the end of the first year of the performance period. The CEO’s targeted cash bonus is 100% of his base salary, and the other named executive officers’ targeted cash bonuses are 60% of their respective base salaries. The maximum long-term cash bonuses are twice the targeted bonus. The Committee established a higher target and maximum bonus opportunity for the CEO, relative to the other named executive officers, because of his position, experience and responsibilities, as well as FWC’s comparative data. The Committee determined to use the same bonus opportunities (as a percentage of base salary) for all other named executive officers because it felt that differences in their base salaries were sufficient to distinguish between their relative positions, experience and responsibilities.

Actual long-term cash bonuses earned by each named executive officer depend on the Company’s performance relative to pre-determined financial targets established by the Committee. For the fiscal years 2007-2009 performance period, the Committee established objectives for shareholder return relative to the S&P MidCap 400 Index (weighted 75%) and relative to an absolute shareholder return target (weighted 25%). The Committee selected these measures of shareholder return in order to link long-term cash bonuses more directly to shareholder returns. The Committee selected a mix of relative and absolute measures of shareholder return in order to reward and retain executives who achieve a certain relative shareholder return and a targeted level of absolute shareholder return. The Committee felt that the combination of relative and absolute shareholder return objectives would appropriately account for the effects of any economic cycles during the three-year period.

The Committee determined the relative and absolute shareholder return targets after considering our historical shareholder return on an absolute basis as well as in comparison to various market indexes, including the S&P MidCap 400 Index. The Committee established targets under these relative and absolute measures of shareholder return that required the Company to meaningfully improve its relative stockholder return (within the S&P MidCap 400 Index) and achieve an absolute shareholder return exceeding the ten-year average and median annual return of the various indexes, in order for the named executive officers to receive their targeted long-term cash bonuses. The Committee pre-determined the beginning and end dates of the performance period, which were the first business day of fiscal year 2007 and the last business day of fiscal year 2009.

For the fiscal years 2007-2009 performance period, the Company achieved a level of relative shareholder return that exceeded the target level and a level of absolute shareholder return that fell below the targeted level established by the Committee. Under the Committee’s pre-determined formula based on those financial metrics, actual performance was 117% of the aggregate weighted targeted level of shareholder return.

Deferred Compensation.    Executive officers (other than Mr. Piras, who cannot participate because he is a resident of Italy) are eligible to participate in our tax-qualified (401(k)) Retirement Plan on the same terms as all other U.S. employees. However, because it is tax-qualified, the plan is subject to certain Internal Revenue Code limitations on the dollar amounts of deferrals and Company contributions that can be made to plan accounts. These limitations apply to our more highly-compensated employees (including the named executive officers).

In order to compensate these more highly-compensated employees for retirement contributions that they are not able to make to their 401(k) plan accounts due to Internal Revenue Service limitations, the Committee established a Supplemental Retirement Plan (“SRP”) under which these employees may make elective deferrals of certain compensation and will receive unfunded Company contributions equivalent to what they would have received in their 401(k) plan account were it not for the Internal Revenue Code limitations on deferrals and Company contributions to their 401(k) accounts.

Account balances (individual deferrals plus Company contributions) are credited quarterly with imputed interest at a rate determined by the Committee. That rate is currently set at 120% of the long-term applicable federal rate, compounded quarterly. The Committee determined that this rate is an appropriate market-based rate that also takes into account the inability of participants in the SRP to select how to invest their deferrals and Company contributions (as they may with their 401(k) plan accounts).

FWC reviewed the SRP and assessed it to be comparable to what is generally offered within the peer group used by FWC for comparative purposes. The Committee considers the SRP to be a reasonable and appropriate program because it allows the named executive officers to accumulate retirement benefits at a rate, relative to their overall income, that is comparable to the rate that other employees are able to accumulate retirement benefits, and promotes executive officer retention by offering a deferred compensation and supplemental retirement plan that is comparable to and competitive with what is offered by other companies in FWC’s peer group of companies.

As a senior executive of our wholly-owned subsidiary in Italy, Mr. Piras is covered under a national labor agreement (“CCNL”) for “Industrial Dirigenti” (industry executives) in Italy. Under this union agreement, Mr. Piras and the Company contribute to, and Mr. Piras is eligible to receive supplemental retirement benefits under, a defined contribution plan (Previndai). In addition, the Company is required under Italian law to accrue and eventually pay to Mr. Piras a lump-sum amount (TFR) when his employment terminates (regardless of the reason for that termination). These benefits are described under the heading Nonqualified Deferred Compensation beginning on page 22 and under the heading Potential Payments Upon Termination of Employment beginning on page 24.

Perquisites and Other Personal Benefits.    Our named executive officers are provided with an automobile that is leased or purchased by the Company (and replaced every three years or 60,000 miles, whichever occurs first). There is a “cap” on the Company-paid portion of the purchase price for the car. That “cap” is currently $81,500 for the CEO, €61,000 for Mr. Piras and $62,000 for the other named executive officers. The Company insures the car under its insurance programs, pays all registration, license, taxes and other fees on the car, reimburses the executive officer for all gas and maintenance costs on the car, and reimburses the executive officer for taxes (by way of “gross up”) on income imputed for personal use of the car.

The individual “caps” were established by the Committee after considering the type of cars that those amounts would allow the executive to select and the general rate of inflation on the price of those cars, and those “caps” vary because the Committee determined that they should take into account the executive officer’s relative position and responsibilities (and, in the case of Mr. Piras, the relative cost in local currency of a comparable vehicle in Italy).

For our named executive officers who frequently drive on business (for example between our two facilities in Northern California), use of a Company-provided car serves a business purpose. Executive officers’ use of a Company-provided car is otherwise a perquisite that the Committee has determined is reasonable and consistent with FWC’s comparative data, and reasonable in the context of the overall compensation levels of our named executive officers.

Termination of Employment Arrangements.

In the Event the Company Terminates Employment.    Other than Mr. Piras and except for certain circumstances relating to a change in control of the Company (both discussed below), none of our named executive officers have an employment agreement or termination of employment arrangement. Instead, those named executive officers are employed “at will”, which means that the Company may terminate their employment at any time with or without cause and without advance notice. Therefore, other than in the context of a change in control of the Company, those named executive officers may receive only the same severance benefit as would be provided to other salaried (“exempt”) U.S. employees, under a discretionary severance plan, if their employment is terminated by the Company as part of a “reduction in force”. That severance benefit is four weeks of base pay plus one week of base pay for each full year of service beyond four years.

Mr. Piras is entitled to certain employment protections and severance benefits under the CCNL (the national labor agreement described above) and Italian law. These protections and benefits are described under the heading Potential Payments Upon Termination of Employment beginning on page 24. Mr. Piras is provided with no more employment protections or severance benefits than are required under the CCNL or Italian law (except under his change in control agreement, which is discussed below).

Retirement, Death and Disability Arrangements.    If a named executive officer retires (as defined pursuant to our retirement policies applicable to other employees in the same location), dies or becomes disabled, his or her outstanding incentive compensation will be treated as follows (which in each case is the same as for other employees participating in the same incentive compensation programs):

•

Any unvested stock options granted during fiscal year 2007 will vest in full, and any unvested stock options granted in or after fiscal year 2008 will vest in full if the retirement, death or disability occurs at least one year after the grant date (if not, only a pro rata portion of the unvested stock option will vest) — and such stock options will be exercisable for three years following the date of retirement or disability (unless the option term ends sooner) and for three years following the date of death regardless of the option term;

•

Any unvested restricted stock granted in fiscal year 2007 will vest in full, and any unvested restricted stock granted in fiscal year 2008 will vest in full if the retirement, death or disability occurs at least one year after the grant date (if not, only a pro rata portion of the unvested restricted stock will vest);

•

Any unvested restricted stock granted in fiscal year 2009 and otherwise earned (calculated on the basis of actual operating cash flow during the four fiscal quarters of calendar year 2009, as determined by the Committee after that period) will vest in full in the event of death or disability (but not retirement) that occurs at least one year after the grant date (otherwise, only a pro rata portion of the unvested restricted stock will vest) – an exception was made for Mr. McClammy to include retirement in this vesting arrangement, but the Committee conditioned that vesting on him not retiring in the first year following the grant date, in order to encourage him to remain for that additional year past his retirement eligibility;

•

A pro rata amount of any annual cash bonus earned for the fiscal year in which the retirement, death or disability occurs (calculated on the basis of the actual results for that year, as determined by the Committee after the year) will be paid; and

•

Any performance shares earned for the fiscal years 2008-2010 performance period will vest in full if the retirement, death or disability occurs after the first year of the performance period (if not, only a pro rata portion of the unvested performance shares will vest), and only a pro rata portion of the performance shares earned for the fiscal years 2009-2011 performance period will vest if the retirement, death or disability occurs during that performance period – in each case calculated on the basis of actual results for that period, as determined by the Committee after the period.

The Committee considers these terms relating to retirement, death or disability to be reasonable and customary. Some of these terms were recently established by the Committee, based on FWC’s recommendations, in order to minimize the incentive for an executive officer or other key employee who is eligible for retirement to time their retirement at the end of the calendar year when incentive compensation vests or becomes payable, ensure that an executive officer or other key employee eligible for retirement does not receive the full benefit of incentive compensation unless he or she remains for at least one year, encourage executive officers and other key employees to remain with the Company long enough to become eligible for retirement, and provide additional death and disability benefits reflecting the executive officer’s incentive compensation (which compensation may not be fully addressed under our standard life and disability benefit programs). Three of our named executive officers are currently eligible for retirement — Mr. Rogerson, Mr. McClammy and Mr. Piras.

Change in Control Agreements.    We have entered into a change in control agreement with each of our named executive officers. These agreements provide certain severance benefits in the event of a change in control of the Company, such as a tender offer or merger resulting in the Company being acquired by another company, that results in the termination of the executive’s employment or a material change in his or her responsibilities, compensation or work location. The Committee and our Board of Directors believe that the prospect of such a change in control would likely result in our executive officers facing personal uncertainties and distractions from how a change in control might affect them. The Committee and our Board therefore determined to offer change in control agreements to our named executive officers that would allow them to focus solely on the best interests of our stockholders in the event of a possible, threatened or pending change in control, and encourage them to remain with the Company despite the possibility that a change in control might affect them adversely. These change in control agreements therefore serve as an important retention tool and ensure that personal uncertainties do not dilute our executives’ complete focus on promoting stockholder value.

The change in control agreements with our named executive officers accomplish this by providing for reasonable severance benefits in the event that a change in control of the Company occurs and within 18 months thereafter the executive officer’s employment is terminated without cause or the executive officer resigns due to a material change in responsibilities, compensation or work location. The primary severance benefit is a lump-sum cash payment calculated from a multiple of the executive officer’s annual cash compensation. That multiple, which ranges from 2.5 to 2.99, was determined by the Committee based on FWC’s comparative data. See page 25 (under the heading Change in Control Agreements) for more details on these change in control agreements.

In fiscal year 2008, FWC reviewed these change in control agreements as part of its overall executive compensation review, and provided the Committee with a competitive comparison and assessment. Based on this review, the Committee recommended and the Board approved amendments to these agreements so that they are no more or less competitive than what was indicated by FWC’s comparative data.

In July 2009, when our full Board of Directors determined to approve entering into an Agreement and Plan of Merger with Agilent Technologies, Inc. (“Agilent”) pursuant to which the Company would be acquired by Agilent, the Board of Directors determined to also approve amendments to the change in control agreements with our named executive officers (and other key employees), effective as of and contingent upon the closing of the acquisition by Agilent. These amendments provide that the applicable date for purposes of determining whether there has been a reduction in total compensation, benefits or perquisites (for purposes of triggering an executive officer’s right to terminate employment with Agilent for “Good Reason” under the change in control agreements) will be the date of execution of the Agreement and Plan of Merger with Agilent (i.e., July 26, 2009).

Prior to these amendments, the applicable determination date would have been the date of the closing of the acquisition by Agilent. The Committee determined that these amendments were appropriate because the Agreement and Plan of Merger immediately prohibited the Company from granting any equity compensation to Company officers or employees, which effectively reduced their total compensation as of the date of that Agreement. The Board therefore considered it necessary to approve these amendments in order to retain the named executive officers through the closing of the acquisition, consistent with the purpose of their change in control agreements.

Other Compensation-Related Policies and Practices

Stock Ownership Guidelines.    The Committee adopted in February 2004 stock ownership guidelines for our named executive officers, in order to further align their personal interests with those of stockholders. Under these guidelines, our CEO is expected to hold shares of our stock (which include unvested restricted stock but not stock options) with a market value equal to three times his annual base salary. The other named executive officers are expected to hold shares of our stock with a market value equal to their respective annual base salaries. Our named executive officers have five years from when they first become subject to these guidelines to achieve these levels of stock ownership. The current value of stock holdings (including restricted stock and targeted performance shares) of each of our named executive officers exceeds their applicable stock ownership guideline.

Stock Option and Restricted Stock Approval and Grant Practices and Procedures.    Since we became a separate company in 1999, all stock options and restricted stock have been approved by one of two committees of our Board of Directors — the Compensation Committee for grants to executive officers, and the Stock Committee for grants to other employees. Grants by the Stock Committee (comprised of our CEO and our non-executive Chairman of the Board) are pursuant to specific delegations of authority from the Compensation Committee, which delegations include individual grant limits, aggregate grant limits and specification of grant terms.

Stock options approved by these Committees have always been subject to a requirement that they be granted not earlier than the date of approval and with an exercise price that is not less than the fair market value (as defined the Omnibus Stock Plan) on the date of grant. Prior to September 2006, the Compensation Committee on rare occasions, and the Stock Committee as a regular practice, approved grants by unanimous written consent of the Committee. These committees adopted new procedures in September 2006 whereby all stock option and restricted stock approvals are, except in rare and special circumstances, approved only in an actual meeting of the Committee, which meetings are held once each quarter. In those unusual circumstances where it is decided that an approval will be made by unanimous written consent, the approval will not be considered made until the final signed written consent is received by the Committee’s Secretary.

Although the Committee does not have a formal policy against approving or granting stock options or restricted stock during periods when the Committee or our management are in possession of material, non-public information (e.g., during our quarterly “black-outs” on trading in Company stock), as a matter of practice the regular meetings of the Compensation Committee and the Stock Committee at which they approve stock option and restricted stock grants are held after we have publicly announced our quarterly financial results.

Except in the case of a promoted or new executive officer, stock option and restricted stock grants to executive officers are approved and made annually at the same time that annual grants are made to other key employees, typically in November or December after the public announcement of our fourth fiscal quarter (full year) financial results.

Tax Considerations.    Section 162(m) of the Internal Revenue Code generally limits a company’s ability to deduct for tax purposes compensation in excess of $1,000,000 paid in any single tax year to the chief executive officer or any of the next three most highly compensated executive officers other than the CFO, unless that compensation is deemed to be performance-based in accordance with Section 162(m). Our Omnibus Stock Plan and Management Incentive Plan are designed and approved by stockholders so that incentive compensation may be performance-based in accordance with Section 162(m), and most of our incentive compensation programs for executive officers are structured to preserve tax deductibility under Section 162(m). However, the Committee considers it essential to structure a compensation program that will attract, retain, motivate and reward executives with the experience, skills and proven ability to maximize stockholder returns. Accordingly, the Committee considers the tax deductibility of executive officer compensation programs, but has chosen to approve certain compensation that has limited tax deductibility under Section 162(m) where such compensation serves the Committee’s compensation objectives.

In particular, the Committee has granted (prior to fiscal year 2009) restricted stock that was not granted and will not vest based on pre-determined performance objectives meeting the requirements of Section 162(m). Therefore, for each named executive officer, the value of that restricted stock when it vests will count toward the $1,000,000 deductibility limit under Section 162(m). The Committee determined at the time that restricted stock was nonetheless a valuable retention tool and important component of the overall compensation program for our named executive officers. The Committee determined in fiscal year 2009 that the vesting of grants of restricted stock then made to the named executive officers (and other key employees) should be subject to a pre-determined target for a stockholder-approved performance measure (operating cash flow), thus preserving the tax deductibility of that compensation (if earned) under Section 162(m).

These elements of compensation that are not qualified under Section 162(m) will only be non-deductible to the Company if, as to any particular named executive officer, the total amount of that compensation, when combined with that executive’s salary and imputed income for certain benefits, exceeds $1,000,000 in any given year.

Summary Compensation Table

Provided below is certain information on compensation earned by the Company’s principal executive officer, principal financial officer and three other most highly compensated executive officers (the “named executive officers”) and on compensatory arrangements with those named executive officers during fiscal years 2009, 2008 and 2007.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Stock Awards ($)(1)		Option Awards ($)(2)		Non-Equity Incentive Plan Compensation ($)(3)		Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(4)		All Other Compensation ($)(5)		Total ($)
Garry W. Rogerson Chairman of the Board and Chief Executive Officer	2009 2008 2007	$ $ $	690,000 703,297 606,924	$ $ $	291,684 1,033,001 1,069,669	$ $ $	939,697 864,511 1,863,648	$ $ $	877,053 1,308,299 1,443,650	$ $	2,158 2,288 —	$ $ $	167,847 170,281 121,489	$ $ $	2,968,439 4,081,677 5,105,380
G. Edward McClammy Senior Vice President and Chief Financial Officer	2009 2008 2007	$ $ $	346,226 352,885 332,478	$ $ $	234,763 438,264 195,013	$ $ $	424,304 566,782 379,894	$ $ $	288,532 476,068 570,204		— — —	$ $ $	88,853 86,262 68,822	$ $ $	1,382,678 1,920,261 1,546,411
Martin O’Donoghue Senior Vice President, Scientific Instruments	2009 2008 2007	$ $ $	322,847 329,056 297,905	$ $ $	239,358 244,998 166,765	$ $ $	446,434 465,550 484,671	$ $ $	264,845 410,193 481,073		— — —	$ $ $	85,195 77,723 61,909	$ $ $	1,358,549 1,527,520 1,492,323
Sergio Piras(6) Senior Vice President, Vacuum Technologies	2009 2008 2007	$ $ $	333,936 371,075 314,669	$ $ $	78,484 276,717 285,587	$ $ $	257,758 244,945 344,511	$ $ $	303,842 442,528 547,227		— — —	$ $ $	119,117 342,524 120,857	$ $ $	1,093,137 1,677,789 1,612,851
A. W. Homan Senior Vice President, General Counsel and Secretary	2009 2008 2007	$ $ $	296,920 302,630 284,241	$ $ $	239,358 244,998 166,765	$ $ $	326,807 356,828 346,190	$ $ $	247,441 405,941 486,760		— — —	$ $ $	91,176 90,482 78,337	$ $ $	1,201,702 1,400,879 1,362,293

(1)

Consists of restricted stock granted under our Omnibus Stock Plan. These amounts do not reflect compensation actually received. Rather, these amounts represent the aggregate expense recognized by the Company for financial statement reporting purposes in fiscal years 2009, 2008 and 2007 in accordance with Accounting Standards Codification (“ASC”) 718, Stock Compensation, for restricted stock granted in fiscal years 2004 through 2009. The amounts shown for Messrs. Rogerson, McClammy and Piras reflect that they became eligible for retirement during fiscal years 2008, 2009 and 2007, respectively, which impacted the timing of (accelerated) the amounts reported since retirement would result in acceleration of all unvested restricted stock. The assumptions used to calculate the value of these restricted stock grants are set forth in Note 14 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for fiscal year 2009 (filed with the SEC on November 25, 2009), Note 13 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for fiscal year 2008 (filed with the SEC on November 26, 2008) and Note 14 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for fiscal year 2007 (filed with the SEC on November 21, 2007).

(2)

Consists of nonqualified stock options granted under our Omnibus Stock Plan. These amounts do not reflect compensation actually received. Rather, these amounts represent the aggregate expense recognized by the Company for financial statement reporting purposes in fiscal years 2009, 2008 and 2007 in accordance with ASC 718 (but disregarding for this table the estimate of forfeitures related to service-based vesting conditions), for stock options granted in fiscal years 2004 through 2009. The amounts shown for Messrs. Rogerson, McClammy and Piras reflect that they became eligible for retirement during fiscal years 2008, 2009 and 2007, respectively, which impacted the timing of (accelerated) the amounts reported since retirement would result in acceleration of all unvested options. The assumptions used to calculate the value of these stock options are set forth in Note 14 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for fiscal year 2009 (filed with the SEC on November 25, 2009), Note 13 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for fiscal year 2008 (filed with the SEC on November 26, 2008) and Note 14 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for fiscal year 2007 (filed with the SEC on November 21, 2007).

(3)	Consists of the following cash bonuses paid under our Management Incentive Plan (the “MIP”) for the performance periods indicated:

Name	Performance Period
	Annual Fiscal Year 2009(a)	Long-Term Fiscal Years 2007-2009(b)
Garry W. Rogerson	$138,000	$739,053
G. Edward McClammy	$51,934	$236,598
Martin O’Donoghue	$48,427	$216,418
Sergio Piras	$54,564	$249,278
A. W. Homan	$44,538	$202,903

(a)	For an explanation of the material terms of this annual cash bonus under our MIP, see footnote (1) to the Grants of Plan-Based Awards table beginning on page 17.
(b)

For an explanation of the material terms of this long-term cash bonus award under our MIP, see the explanation under the heading Long-Term Cash Bonuses beginning on page 9 in the Compensation Discussion and Analysis.

Name	Performance Period
	Annual Fiscal Year 2008	Long-Term Fiscal Years 2006-2008
Garry W. Rogerson	$614,859	$693,440
G. Edward McClammy	$231,392	$244,676
Martin O’Donoghue	$202,691	$207,502
Sergio Piras	$216,862	$225,666
A. W. Homan	$198,439	$207,502

Name	Performance Period
	Annual Fiscal Year 2007	Long-Term Fiscal Years 2005-2007
Garry W. Rogerson	$1,165,500	$278,150
G. Edward McClammy	$466,398	$103,806
Martin O’Donoghue	$394,290	$86,783
Sergio Piras	$436,525	$110,702
A. W. Homan	$399,977	$86,783

(4)

Consists only of the positive change (increase), if any, in Mr. Rogerson’s pension entitlement under the Varian Limited Pension & Life Assurance Plan (further described under the heading Pension Benefits on page 21) during the fiscal year reported. No amount is reported for Mr. Rogerson for fiscal year 2007 because there was a negative change of £1,200 (equal to $2,472, at an exchange rate of $2.06/£1.00) in the value of Mr. Rogerson’s pension entitlement during that year.

(5)	Consists of the following amounts for fiscal year 2009:

Name	Company- Matching Contributions to Tax- Qualified 401(k) Defined Contribution Plan(a)	Company Contributions to Nonqualified Defined Contribution Plans(b)	Aggregate Incremental Cost for Company- Provided Automobile(c)	Reimbursement of Taxes (“Gross-Up”) on Imputed Income for Personal Use of Company- Provided Automobile	Other(d)
Garry W. Rogerson	$20,446	$105,198	$28,710	$13,493	—
G. Edward McClammy	$20,412	$34,638	$21,542	$12,261	—
Martin O’Donoghue	$26,027	$29,827	$20,176	$9,165	—
Sergio Piras	—	$53,919	$37,725	—	$27,473
A. W. Homan	$20,352	$29,057	$24,880	$16,887	—

(a)

The named executive officers (other than Mr. Piras, because he is not a U.S. resident) are eligible to participate in this plan and receive Company-matching contributions (subject to certain IRS limitations) on the same terms as other eligible U.S. employees. The amounts reported include contributions made to the named executive officers accounts in fiscal year 2009 that were erroneously not made to their accounts in fiscal year 2008 due to an administrative error.

(b)	Consists of certain amounts described and also reported under the heading Nonqualified Deferred Compensation beginning on page 22.
(c)

Consists of the Company’s total incremental cost of providing to the named executive officer a Company-leased or Company-purchased car (including reimbursement of all gas and maintenance costs), which the executive officer may use for both business and personal travel. To the extent the car is used for business travel, providing the car serves a business purpose and does not provide a personal benefit. However, because executive officers are not required to separately record their business and personal use of the car, the total incremental cost of providing the car is reported here as a personal benefit.

(d)

The amount reported for Mr. Piras consists of $23,905 in Company-paid premiums for supplemental medical, disability and life insurance, and $3,568 in supplemental per diem compensation for business travel. These amounts were incurred or paid because Mr. Piras is employed by our wholly-owned subsidiary and resides in Italy, and as a senior executive in Italy is covered under a national labor agreement (“CCNL”) for “Industrial Dirigenti” (industry executives) in Italy that requires these compensatory arrangements.

(6)

Because Mr. Piras is employed by our wholly-owned subsidiary and resides in Italy, his compensation other than equity-based compensation is paid in Euros. The amounts reported in this table for Mr. Piras are converted from Euros to U.S. Dollars using an exchange rate on or about the payment dates for such amounts (which exchange rates ranged from $1.27/€1.00 to $1.47/€1.00 for fiscal year 2009, from $1.29/€1.00 to $1.59/€1.00 for fiscal year 2008, and from $1.26/€1.00 to $1.48/€1.00 for fiscal year 2007).

Grants of Plan-Based Awards

The following table shows all plan-based awards granted to our named executive officers during fiscal year 2009. The stock option, restricted stock and performance share awards shown in this table are also reported in the Outstanding Equity Awards at Fiscal Year-End table on page 19, and certain of these awards are also shown in the Summary Compensation Table on page 14.

Grants of Plan-Based Awards

Fiscal Year 2009

Name	Grant Date	Period	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)						Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock or Units (#)(3)	All Other Option Awards: Number of Securities Underlying Options (#)(4)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(5)
			Threshold ($)		Target ($)		Maximum ($)		Threshold (#)	Target (#)	Maximum (#)
Garry W. Rogerson	9/9/08 9/9/08	2009 2009-2011	$155,250		$690,000		$1,380,000		6,750	22,500	45,000
	11/13/08	2009											68,000	$35.97	$851,360
	3/13/09	2009										22,700			$506,210
G. Edward McClammy	9/9/08 9/9/08	2009 2009-2011	$58,426		$259,670		$519,341		2,250	7,500	15,000
	11/13/08	2009											24,000	$35.97	$300,480
	3/13/09	2009										8,000			$178,400
Martin O’Donoghue	9/9/08 9/9/08	2009 2009-2011	$54,481		$242,135		$484,271		2,250	7,500	15,000
	11/13/08	2009											24,000	$35.97	$300,480
	3/13/09	2009										8,000			$178,400
Sergio Piras	9/9/08	2009	$60,906	(6)	$270,696	(6)	$541,393	(6)
	9/9/08	2009-2011							1,800	6,000	12,000
	11/13/08	2009											18,500	$35.97	$231,620
	3/13/09	2009										6,200			$138,260
A. W. Homan	9/9/08	2009	$50,105		$222,690		$445,380
	9/9/08	2009-2011							2,250	7,500	15,000
	11/13/08	2009											24,000	$35.97	$300,480
	3/13/09	2009										8,000			$178,400

(1)

These are cash bonus awards under our Management Incentive Plan (the “MIP”). Under these awards, the named executive officers were eligible to receive a cash payout depending upon Company and/or business segment performance relative to pre-determined targets for pre-defined measures of revenue, return on sales (“ROS”) and operating cash flow (operating cash flow divided by net income, “Cash Flow”) for fiscal year 2009. The Committee also established individual operational objectives for fiscal year 2009 that could have resulted in a determination by the Committee to decrease individual payouts otherwise earned (based on revenue, ROS and Cash Flow) by up to 25%. The amounts shown in the Threshold column are those that would have been paid if the exact minimum or threshold levels of revenue, ROS and Cash Flow established by the Committee had been achieved, and assume that those amounts were then reduced by the maximum 25% for performance relative to the individual operational objectives; these amounts equal 22.5% of annual base salary in the case of Mr. Rogerson and approximately 17% of annual base salary in the case of the other named executive officers (in each case, annual base salary at the end of fiscal year 2009). The amounts shown in the Target column are those that would have been paid if the exact targeted levels of revenue, ROS and Cash Flow established by the Committee had been achieved, and assume that those amounts were not then adjusted for performance relative to the individual operational objectives; these amounts equal 100% of annual base salary in the case of Mr. Rogerson and 75% of annual base salary in the case of the other named executive officers. The amounts shown in the Maximum column are those that would have been paid if the maximum levels of revenue, ROS and Cash Flow established by the Committee had been achieved or exceeded; these amounts equal 200% of annual base salary in the case of Mr. Rogerson and 150% of annual base salary in the case of the other named executive officers. If the revenue, ROS and Cash Flow had not at least equaled the minimum (threshold) targeted levels, no payout would have been earned. Even if the maximum payout had otherwise been earned, the amount payable would have been reduced if the aggregate payouts under the MIP to all participants for fiscal year 2009 would have exceeded 8% (before incentive compensation) of the Company’s earnings before interest and taxes (“EBIT”) for fiscal year 2009; if this limit would have been exceeded, all annual MIP payouts would have been reduced on a pro-rata basis. In addition, regardless of actual performance relative to the pre-determined targets and objectives, the Committee retained discretion to reduce or eliminate any amount that otherwise would be payable. An otherwise earned and approved MIP payout would only have been made if the named executive officer was employed on the payment date approved by the Committee (although, if Messrs. Rogerson or Piras had retired at any time during fiscal year 2009, or if Mr. McClammy had retired at any time after January 2009, a pro rata award based on actual results for fiscal year 2009 would have been paid to that executive officer since they were each eligible or became eligible for retirement during fiscal year 2009 under the Company’s retirement policy). The amounts reported in this table are “estimated future payouts” as they existed at the time the award was made; the actual cash payouts to each executive officer are included in the amounts reported in the Summary Compensation Table on page 14 and are further described in footnote (3) to that table.

(2)

These are shares of the Company’s common stock that may be issued and vest after fiscal year 2011 under performance shares granted under our Omnibus Stock Plan. Under these performance shares, the named executive officers are eligible to receive shares of common stock following fiscal year 2011 depending upon Company performance relative to a pre-determined target for earnings per share (“EPS”) for fiscal year 2011. The number of shares shown in the Threshold column are those that will be issued and vested if the exact minimum or threshold level of EPS established by the Committee is achieved. The number of shares shown in the Target column are those that will be issued and vested if the exact targeted level of EPS established by the Committee is achieved. The number of shares shown in the Maximum column are those that will be issued and vested if the maximum level of EPS established by the Committee is achieved or exceeded. If the EPS does not at least equal the minimum (threshold) targeted level, no shares will be issued. An otherwise earned and approved issuance of shares will only be made if the named executive officer is employed on the issuance date approved by the Committee (except in the event of termination of employment due to death, disability or qualifying retirement, in which case a pro rata portion of such shares actually earned based on fiscal year 2011 performance will be issued and vest following fiscal year 2011. Dividends, if any, will only be paid on any actual shares issued pursuant to these performance shares. Payment of taxes relating to the issuance of actual shares will be satisfied by withholding a portion of the shares, unless the Company requires or otherwise permits the recipient to make alternative arrangements satisfactory to the Company.

(3)

These are restricted shares of the Company’s common stock granted under our Omnibus Stock Plan. Assuming continued employment, these restricted shares will vest in three equal annual installments over three years from the grant date (except in the event of termination of employment due to death or disability, in which case all such shares will vest on the date that employment so terminates if such termination occurs on or after the first anniversary of the grant date, or a pro rata portion of such shares will vest on the date that employment so terminates if such termination occurs before the first anniversary of the grant date). In addition, in the case of Mr. McClammy, in the event of termination of employment due to a qualifying retirement, all such shares will vest on the date of such retirement if it occurs on or after the first anniversary of the grant date. Dividends, if any, are paid on such shares while subject to restrictions. Payment of taxes relating to the issuance of actual shares will be satisfied by withholding a portion of the shares, unless the Company requires or otherwise permits the recipient to make alternative arrangements satisfactory to the Company.

(4)

These are shares of the Company’s common stock that may be acquired by exercise of nonqualified stock options granted under our Omnibus Stock Plan. Assuming continued employment, these stock options will vest in three equal annual installments over three years from the grant date (except in the event of termination of employment due to death, disability or qualifying retirement, in which case all of such option will vest on the date that employment so terminates if such termination occurs on or after the first anniversary of the grant date, or a pro rata portion of such option will vest on the date that employment so terminates if such termination occurs before the first anniversary of the grant date). These stock options have an exercise price equal to or greater than the closing market price per share of the Company’s common stock on the grant date and expire no later than ten years after the grant date (except in the event of death, in which case they expire three years after the date of death). Payment of taxes due upon exercise and, at the discretion of the Compensation Committee of the Company’s Board of Directors, payment of the exercise price may be made by delivery of already-owned shares.

(5)

These amounts do not reflect compensation actually received. Rather, these amounts represent the grant-date fair value calculated in accordance with ASC 718. The assumptions used to calculate the value of these restricted stock and stock option grants are set forth in Note 14 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for fiscal year 2009 (filed with the SEC on November 25, 2009).

(6)	These amounts reported for Mr. Piras are converted from Euros to U.S. Dollars using an exchange rate on the last day of fiscal year 2009, which exchange rate was $1.46/€1.00.

Outstanding Equity Awards

The following table shows all outstanding equity awards held by our named executive officers at the end of fiscal year 2009 (i.e., on October 2, 2009). Certain of the stock option and restricted stock awards shown in this table (those granted in fiscal year 2009) are also reported in the Grants of Plan-Based Awards table on page 17.

Outstanding Equity Awards at Fiscal Year-End

Fiscal Year 2009

Name	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
Garry W. Rogerson	99,000	(2)	0	$38.14	11/10/2013	3,164	(9)	$161,491	4,500	(12)	$229,680
	90,000	(3)	0	$42.51	11/10/2012	5,424	(10)	$276,841	6,750	(13)	$344,520
	40,000	(4)	20,000	$45.04	12/04/2016	22,700	(11)	$1,158,608
	15,000	(5)	30,000	$69.44	12/07/2017
	0	(6)	68,000	$35.97	11/13/2018
G. Edward McClammy	30,000	(2)	0	$38.14	11/10/2013	1,082	(9)	$55,225	1,500	(12)	$76,560
	11,656	(7)	0	$36.18	11/11/2011	2,073	(10)	$105,806	2,250	(13)	$114,840
	30,000	(3)	0	$42.51	11/10/2012	8,000	(11)	$408,320
	13,334	(4)	6,666	$45.04	12/04/2016
	5,334	(5)	10,666	$69.44	12/07/2017
	0	(6)	24,000	$35.97	11/13/2018
Martin O’Donoghue	5,000	(2)	0	$38.14	11/10/2013	1,900	(9)	$96,976	1,500	(12)	$76,560
	25,000	(8)	0	$41.88	05/10/2014	3,333	(10)	$170,116	2,250	(13)	$114,840
	30,000	(3)	0	$42.51	11/10/2012	8,000	(11)	$408,320
	20,000	(4)	10,000	$45.04	12/04/2016
	8,334	(5)	16,666	$69.44	12/07/2017
	0	(6)	24,000	$35.97	11/13/2018
Sergio Piras	25,000	(3)	0	$42.51	11/10/2012	1,533	(9)	$78,244	1,200	(12)	$61,248
	5,668	(4)	5,666	$45.30	12/04/2016	2,666	(10)	$136,073	1,800	(13)	$91,872
	4,250	(5)	8,500	$69.44	12/07/2017	6,200	(11)	$316,448
	0	(6)	18,500	$35.97	11/13/2018
A. W. Homan	10,000	(3)	0	$42.51	11/10/2012	1,900	(9)	$96,976	1,500	(12)	$76,560
	13,334	(4)	6,666	$45.04	12/04/2016	3,333	(10)	$170,116	2,250	(13)	$114,840
	5,334	(5)	10,666	$69.44	12/07/2017	8,000	(11)	$408,320
	0	(6)	24,000	$35.97	11/13/2018

(1)	Amounts shown are based on the closing per share price of the Company’s common stock on October 2, 2009, the last day of fiscal year 2009, which price was $51.04.
(2)	This stock option was granted on November 10, 2003, and vested in three equal annual installments over three years from that date.
(3)	This stock option was granted on November 10, 2005, and vested in three equal annual installments over three years from that date.
(4)

This stock option was granted on December 4, 2006, and assuming continued employment vests in three equal annual installments over three years from that date (except in the event of termination of employment due to death, disability or qualifying retirement, in which case the option will vest on such date that employment so terminates).

(5)

This stock option was granted on December 7, 2007, and assuming continued employment vests in three equal annual installments over three years from that date (except in the event of termination of employment due to death, disability or qualifying retirement on or after the first anniversary of the grant date, in which case the option will vest on such date that employment so terminates; in the event of termination of employment due to death, disability or qualifying retirement before the first anniversary of the grant date, a pro rata portion of such option will vest on such date that employment so terminates).

(6)

This stock option was granted on November 13, 2008, and assuming continued employment vests in three equal annual installments over three years from that date (except in the event of termination of employment due to death, disability or qualifying retirement on or after the first anniversary of the grant date, in which case the option will vest on such the date that employment so terminates; in the event of termination of employment due to death, disability or qualifying retirement before the first anniversary of the grant date, a pro rata portion of the option will vest on such date that employment so terminates).

(7)	This stock option was granted on November 11, 2004, and vested in three equal annual installments over three years from that date.
(8)	This stock option was granted on May 10, 2004, and vested in three equal annual installments over three years from that date.
(9)

These restricted shares were granted on December 4, 2006, and assuming continued employment vest in three equal annual installments over three years from that date (except in the event of termination of employment due to death, disability or qualifying retirement, in which case all such shares will vest on such date that employment so terminates).

(10)

These restricted shares were granted on December 7, 2007, and assuming continued employment vest in three equal annual installments over three years from that date (except in the event of termination of employment due to death, disability or qualifying retirement on or after the first anniversary of the grant date, in which case all such shares will vest on such date that employment so terminates; in the event of termination of employment due to death, disability or qualifying retirement before the first anniversary of the grant date, a pro rata portion of such shares will vest on such date that employment so terminates).

(11)

These restricted shares were granted on March 13, 2009, and assuming (a) continued employment, and (b) Company achievement of a pre-determined target for operating cash flow, as established by the Committee, for the four fiscal quarters following the grant date, will vest in three equal annual installments over three years from the grant date. In the event of termination of employment due to death or disability on or after the first anniversary of the grant date, all such shares will vest on such date that employment so terminates; in the event of termination of employment due to death or disability before the first anniversary of the grant date, a pro rata portion of such shares will vest on such date that employment so terminates. In addition, in the case of Mr. McClammy, in the event of the termination of his employment due to a qualifying retirement, all such shares will vest on the date of such retirement if it occurs on or after the first anniversary of the grant date.

(12)

These targeted performance share awards were granted on November 8, 2007. Shares actually earned (based on Company performance relative to a pre-determined target for earnings per share (“EPS”) for fiscal year 2010) will be issued and vest following fiscal year 2010. The number of shares shown is the threshold or minimum number of shares of that will be issued and vested if the exact minimum or threshold level of EPS established by the Committee is achieved. An otherwise earned and approved issuance of shares will only be made if the named executive officer is employed on the issuance date approved by the Committee (except in the event of termination of employment due to death, disability or qualifying retirement, in which case all shares actually earned based on fiscal year 2010 performance will be issued and vest following fiscal year 2010 if the employment so terminates after fiscal year 2008, or a pro rata portion of such shares actually earned based on fiscal year 2010 performance will be issued and vest following fiscal year 2010 if the employment so terminates during fiscal year 2008). These performance share awards are further described under the heading Grants of Plan-Based Awards beginning on page 17.

(13)

These targeted performance share awards were granted on November 13, 2008. Shares actually earned (based on Company performance relative to a pre-determined target for earnings per share (“EPS”) for fiscal year 2011) will be issued and vest following fiscal year 2011. The number of shares shown is the threshold or minimum number of shares of that will be issued and vested if the exact minimum or threshold level of EPS established by the Committee is achieved. An otherwise earned and approved issuance of shares will only be made if the named executive officer is employed on the issuance date approved by the Committee (except in the event of termination of employment due to death, disability or qualifying retirement, in which case a pro rata portion of such shares actually earned based on fiscal year 2011 performance will be issued and vest following fiscal year 2011). These performance share awards are further described under the heading Grants of Plan-Based Awards beginning on page 17.

Options Exercised and Stock Vested

The following table shows all stock options that were exercised and all restricted stock that vested, and the aggregate values that were realized on those exercises and vestings, for each of the named executive officers during fiscal year 2009 (which ended on October 2, 2009).

Options Exercised and Stock Vested

Fiscal Year 2009

Name	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Garry W. Rogerson	0	$0	18,592	$669,023
G. Edward McClammy	0	$0	11,545	$330,050
Martin O’Donoghue	0	$0	7,567	$270,370
Sergio Piras	0	$0	5,867	$201,859
A. W. Homan	0	$0	7,567	$270,370

(1)

The value realized equals the difference between the option exercise price and the fair market value of the Company’s common stock on the date of exercise, multiplied by the number of shares acquired by exercise of the option.

(2)

The value realized equals the fair market value of the Company’s common stock on the date of vesting, multiplied by the number of shares vested. The numbers of shares and values realized include shares surrendered by the executive officer to the Company prior to or at the time of vesting in order to satisfy tax withholding obligations.

Pension Benefits

Except for Mr. Rogerson, none of our named executive officers participates in any defined benefit or defined pension plan. Mr. Rogerson participates in the defined benefit (pension) plan described below only because of his employment with Varian, Ltd., our wholly-owned subsidiary in the U.K., from 1979 to 1983. The Varian Limited Pension & Life Assurance Plan, in which Mr. Rogerson is a deferred participant, provides for pension benefits payable to Mr. Rogerson upon reaching age 65. Pension benefits are based primarily on his compensation and years of creditable service with Varian Ltd., as specified in the Plan. The funding policy is consistent with requirements in the U.K.

Pension Benefits

Fiscal Year 2009

Name	Plan Name	Number of Years of Credited Service (#)	Present Value of Accumulated Benefits ($)(1)	Payments During Last Fiscal Year ($)
Garry W. Rogerson	Varian Limited Pension & Life Assurance Plan	4	$41,832	$0
G. Edward McClammy	—	—	—	—
Martin O’Donoghue	—	—	—	—
Sergio Piras	—	—	—	—
A. W. Homan	—	—	—	—

(1)

Mr. Rogerson’s vested pension, payable upon reaching age 65, will be British Pounds (£)2,517 per year. The present value of accumulated benefits is valued using assumptions consistent with those adopted for determining the pension scheme disclosures under ASC 715-30, Defined Benefits Plans—Pension (as discussed in Note 12 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for fiscal year 2009, filed with the SEC on November 25, 2009). That present value was £25,200 as of the end of fiscal year 2009, which amount is converted to U.S. Dollars for purposes of this table using an exchange rate as of the last day of fiscal year 2009, which exchange rate was $1.66/£1.00.

Nonqualified Deferred Compensation

Except for Mr. Piras, all of our named executive officers participate in our Supplemental Retirement Plan (the “SRP”), which is an unfunded nonqualified defined contribution plan. All amounts contributed or credited to named executive officers’ SRP accounts (whether through their own deferrals or through Company contributions) are unfunded general obligations of the Company.

Participants in the SRP may voluntarily elect to defer (subject only to FICA tax) up to 15% of eligible earnings (salary and cash bonus compensation) to the SRP. Such elections are irrevocable for the tax year for which the election is made. The Company contributes/credits amounts to named executive officers’ SRP accounts after the executive officer reaches IRS limits on contributions to the Company’s qualified defined contribution (401(k)) Retirement Plan; no voluntary deferral or contribution is required to be made by the named executive officer to receive this Company contribution/credit. The Company credits interest quarterly to the named executive officer’s SRP account, at a rate equal to 120% of the long-term applicable federal rate, compounded quarterly, for the last month in the quarter for which interest is being credited.

Distributions under the SRP are generally not permitted until after termination of employment, although the Compensation Committee of the Board of Directors may, in its sole discretion, authorize earlier distributions in the event of an executive officer’s unforeseeable emergency or with a 6% penalty, but only for amounts contributed, deferred or earned prior to January 1, 2005 and otherwise in accordance with the SRP. With respect to amounts contributed, deferred or earned prior to January 1, 2005, distributions may not be made until after termination of employment, and then must be made lump-sum or in quarterly installments for up to five years, in the discretion of the Compensation Committee. With respect to amounts deferred, contributed or earned on or after January 1, 2005, distributions to the executive officer may not be made until six months after termination of employment, and then must be made lump-sum and otherwise in accordance with the SRP and Internal Revenue Code regulations under Section 409A of the American Jobs Creation Act of 2004.

As a senior executive of our wholly-owned subsidiary in Italy, Mr. Piras is covered under a national labor agreement (“CCNL”) for “Industrial Dirigenti” (industry executives) in Italy. Under this union agreement, Mr. Piras is required to contribute to a defined contribution plan in Italy (referred to as “Previndai”) an amount equal to approximately 4% of his base salary (up to a maximum of €6,000), most of which is on a tax-deferred basis, which contribution the Company is required to match. Mr. Piras may elect to contribute up to an additional 2% of his base salary and variable compensation (on an after-tax basis). The Previndai plan is administered by third-parties (appointed by Previndai’s governing board), and Mr. Piras chooses from available investment options how to invest his and the Company’s contributions to his Previndai plan account. Mr. Piras may receive distributions from his Previndai plan account only after his employment with the Company terminates and he ceases any other employment (i.e., he fully “retires”).

Under Italian law, the Company is also required (under a government-mandated program, referred to as “TFR”, for all Italy employees) to accrue and eventually pay to Mr. Piras a lump-sum amount when his employment terminates (regardless of the reason for that termination). The annual amount required to be accrued for Mr. Piras’ TFR is equal to his annual base salary plus annual cash bonus and certain other elements of his compensation, all divided by 13.5. Under Italian law, Mr. Piras may elect to transfer all or a portion of his TFR entitlement to his Previndai plan account.

The following table shows voluntary participant deferrals, Company contributions/credits and interest credits to, and the fiscal year-end balances of, SRP accounts for each named executive officer other than Mr. Piras. The table shows Mr. Piras’ and the Company’s contributions to, and the fiscal year-end balances of, Mr. Piras’ Previndai plan account and TFR entitlement.

Nonqualified Deferred Compensation

Fiscal Year 2009

Name	Executive Contributions In Last FY ($)(1)	Registrant Contributions In Last FY ($)(2)		Aggregate Earnings In Last FY ($)(3)	Aggregate Balance at Last FYE ($)(4)
Garry W. Rogerson	—	$105,198		$23,863	$528,815
G. Edward McClammy	—	$34,638		$13,477	$293,169
Martin O’Donoghue	—	$29,827		$8,786	$190,885
Sergio Piras	$8,085	$53,919	(5)	—	$813,144	(6)
A. W. Homan	—	$29,057		$9,517	$206,768

(1)	Amounts reported in this column are also reported in the Salary column of the Summary Compensation Table on page 14.
(2)	Amounts reported in this column are also included in the amounts reported in the All Other Compensation column of the Summary Compensation Table on page 14.
(3)

Amounts reported in this column are not considered under SEC disclosure rules as “above-market or preferential earnings”, and are therefore not included in the Summary Compensation Table on page 14. No amount is reported for Mr. Piras because the earnings within his Previndai plan account for the fiscal year are not determinable.

(4)	Amounts reported in this column were previously reported as compensation to the named executive officers in the Company’s Summary Compensation Tables for previous years.
(5)

Consists of $8,085 in Company contributions to Mr. Piras’ Previndai plan account, and $45,834 accrued by the Company for Mr. Piras’ TFR entitlement ($43,241 of which Mr. Piras elected to transfer to his Previndai plan account). These amounts are converted from Euros to U.S. Dollars using an exchange rate on or about the time of each contribution and accrual (which exchange rates ranged from $1.30/€1.00 to $1.42/€1.00).

(6)

Consists of $584,915 for Mr. Piras’ Previndai plan account and $228,229 for Mr. Piras’ TFR entitlement (which amounts are converted from Euros to U.S. Dollars using an exchange rate as of the last day of fiscal year 2009, which exchange rate was $1.46/€1.00).

Potential Payments Upon Termination of Employment

The following table shows the potential payments and benefits that the Company (or its successor) would be obligated to make or provide upon termination of employment of each of our named executive officers. For purposes of this table, it is assumed that each named executive officer’s employment terminated at the close of business on the last day of our fiscal year 2009 (i.e., on October 2, 2009). The amounts reported below do not include the pension or nonqualified deferred compensation distributions that would be made to the named executive officers following a termination of employment (for those amounts and descriptions, see the information provided under the headings Pension Benefits and Nonqualified Deferred Compensation beginning on page 21).

	Nature of Payment or Benefit	Termination by Company					Termination by Executive			Termination Following Change in Control(4)
Name		For Cause	Due to Reduction in Force(1)		For Any Other Reason(1)		Due to Voluntary Resignation(2)	Due to Qualifying Retirement(3)	Due to Disability or Death
Garry W. Rogerson	Severance	—	$398,077		—		—	—	—	$5,547,945
	Accelerated Equity(6)	—	$2,475,302		$2,475,302		$2,475,302	$2,475,302	$3,119,630	$4,655,700
	Welfare Benefits(7)	—	—		—		—	—	—	$62,381
	Tax Gross-Up(8)	—	—		—		—	—	—	—
	Total	—	$2,873,379		$2,475,302		$2,475,302	$2,475,302	$3,119,630	$10,266,026
G. Edward McClammy	Severance	—	$66,582		—		—	—	—	$2,031,563
	Accelerated Equity(6)	—	$855,087		$855,087		$855,087	$855,087	$1,083,746	$1,609,027
	Welfare Benefits(7)	—	—		—		—	—	—	$49,467
	Tax Gross-Up(8)	—	—		—		—	—	—	—
	Total	—	$921,669		$855,087		$855,087	$855,087	$1,083,746	$3,690,057
Martin O’Donoghue	Severance	—	$130,380		—		—	—	—	$1,792,843
	Accelerated Equity(6)	—	—		—		—	$979,876	$1,124,728	$1,735,092
	Welfare Benefits(7)	—	—		—		—	—	—	$31,898
	Tax Gross-Up(8)	—	—		—		—	—	—	$291,886
	Total	—	$130,380		—		—	$979,876	$1,124,728	$3,851,719
Sergio Piras(5)	Severance	—	$360,928	(9)	$360,928	(9)	—	—	—	$1,983,414
	Accelerated Equity(6)	—	$762,176		$762,176		$762,176	$762,176	$939,387	$1,352,483
	Welfare Benefits(7)	—	—		—		—	—	—	$56,498
	Tax Gross-Up(8)	—	—		—		—	—	—	—
	Total	—	$1,123,104		$1,123,104		$762,176	$762,176	$939,387	$3,392,395
A. W. Homan	Severance	—	$114,200		—		—	—	—	$1,742,243
	Accelerated Equity(6)	—	—		—		—	$961,148	$1,189,808	$1,715,088
	Welfare Benefits(7)	—	—		—		—	—	—	$26,304
	Tax Gross-Up(8)	—	—		—		—	—	—	—
	Total	—	$114,200		—		—	$961,148	$1,189,808	$3,483,635

(1)

Because Messrs. Rogerson, McClammy and Piras are eligible for retirement (under the Company’s retirement policies for U.S. and Italy employees, respectively), they would be permitted to elect to retire if the Company terminated their employment for any reason other than for cause. For Messrs. O’Donoghue and Homan, the severance amount shown is based on one week of base pay for each year of service, which is calculated in accordance with the Company’s discretionary “reduction in force” policy for all salaried (“exempt”) U.S. employees.

(2)	Because Messrs. Rogerson, McClammy and Piras are eligible for retirement, a voluntary resignation would be treated as a retirement.
(3)	Messrs. O’Donoghue and Homan were not eligible for retirement as of the last day of fiscal year 2009. Information is nonetheless provided as if they were.
(4)	See the narrative description below under the heading Change in Control Agreements.
(5)	The amounts reported for Mr. Piras are converted from Euros to U.S. Dollars using an exchange rate on the last day of fiscal year 2009, which exchange rate was $1.46/€1.00.
(6)

Consists of the in-the-money value of certain unvested stock options, the value of certain unvested restricted stock and the value of targeted performance shares for the fiscal years 2008-2010 and 2009-2011 performance periods, in each case (a) as of October 2, 2009 at the closing stock price on that date ($51.04), and (b) depending on the nature of the termination of employment and applicable vesting provisions. The value of accelerated stock options are calculated by multiplying the number of unvested shares subject to acceleration by the difference between the exercise price per share and the closing stock price on October 2, 2009; the value of accelerated restricted stock is calculated by multiplying the number of unvested shares subject to acceleration by the closing stock price on October 2, 2009; and the value of targeted performance shares is calculated by multiplying the number of targeted performance shares subject to issuance by the closing stock price on October 2, 2009. For more details, see the footnotes to the Outstanding Equity Awards at Fiscal Year-End table beginning on page 19.

(7)

An estimate of what the Company would pay in premiums for continued medical, dental, vision, disability and/or life insurance for two years after a qualifying termination of employment following a change in control pursuant to the executive officer’s Change in Control Agreement; the reported amount does not include the portion of the premiums that the executive officer would be required to continue to pay and assumes that the executive officer does not commence substantially equivalent employment during those two years.

(8)

Reimbursement (by way of a tax “gross-up”) for a 20% excise tax, if any, under Section 4999 of the Internal Revenue Code of 1986 on any portion of the amounts reported under the column Termination Following Change in Control.

(9)

This amount is equal to 12 months of Mr. Piras’ base salary, which amount would be required (under the CCNL and Italian law) to be paid to Mr. Piras in lieu of 12 months’ notice of termination of his employment by the Company. Under the CCNL and Italian law, Mr. Piras may claim a termination of his employment by the Company is “unjustified” and petition an Italian labor court or arbitration panel to therefore order the Company to pay him an additional amount ranging from 14 months to 22 months of his base salary plus monthly variable compensation; whether Mr. Piras could successfully claim a termination is “unjustified” and if so the amount that a court or panel might order be paid to Mr. Piras cannot be determined.

Change in Control Agreements.    The Board of Directors has approved Change in Control Agreements (the “Agreements”) between the Company and the named executive officers which provide for the payment of specified compensation and benefits upon certain terminations of their employment following a change in control of the Company. A change in control of the Company is defined in each Agreement to occur if (a) any individual or group becomes the beneficial owner of 30% or more of the combined voting power of the Company’s outstanding securities, (b) “continuing directors” (defined as the directors of the Company as of the date of the Agreement and any successor to any such directors who was nominated by a majority of the directors in office at the time of his nomination or selection and who is not associated in any way with an individual or group who is a beneficial owner of more than 10% of the combined voting power of the Company’s outstanding securities) cease to constitute at least a majority of the Board of Directors, (c) there occurs a reorganization, merger, consolidation or other corporate transaction involving the Company in which the Company’s stockholders do not own more than 50% of the combined voting power of the Company or other corporation resulting from such transaction, or (d) all or substantially all of the Company’s assets are sold, liquidated or distributed. In their respective Agreements, the named executive officers agreed to not voluntarily leave the Company’s employ during a tender or exchange offer, proxy solicitation in opposition to the Board of Directors or other effort by any party to effect a change in control of the Company. This is intended to assure that management will continue to act in the best interests of the Company’s stockholders rather than be affected by personal uncertainties during any attempt to effect a change in control of the Company, and to enhance the Company’s ability to attract and retain executives.

Each Agreement provides that if within 18 months after a change in control the Company terminates the executive’s employment other than by reason of his death, disability, retirement or for cause, or the executive officer terminates his employment for “good reason,” the executive will receive a lump sum severance payment equal to 2.99 (in the case of Mr. Rogerson) or 2.5 (in the case of Messrs. McClammy, O’Donoghue, Piras and Homan) times the executive’s annual base salary and highest annual bonus paid to him in any of the three years ending prior to the date of termination. “Good reason” is defined in each Agreement as any of the following that occurs after a change in control of the Company: certain reductions in compensation; certain material changes in employee benefits and perquisites; a change in the site of employment; the Company’s failure to obtain the written assumption by its successor of the obligations set forth in the Agreement; attempted termination of employment on grounds insufficient to constitute a basis of termination for cause under the terms of the Agreement; or the Company’s failure to promptly make any payment required under the terms of the Agreement in the event of a dispute relating to employment termination. In the case of Mr. Rogerson, “good reason” is defined also to exist if he is not appointed as chief executive officer of the combined or acquiring entity. In the cases of Messrs. McClammy and Homan, “good reason” is defined also to exist if they are not given “an equivalent position” as defined in their Agreements. In the case of Messrs. O’Donoghue and Piras, “good reason” is defined also to exist if there is a material change in duties and a material reduction in authority and responsibility.

Each Agreement provides that upon termination or resignation under the circumstances described above, the executive officer be paid a pro rata portion of the targeted cash bonus for the fiscal year in which that termination or resignation occurs, and the full amount of any targeted cash bonus for a multi-year performance period not yet completed. Each Agreement also provides that all stock options granted by the Company become exercisable in full according to their terms; that restricted stock subject to vesting restrictions be released from all such restrictions; and that targeted performance shares for any outstanding performance period be vested and delivered. Each Agreement further provides that the executive officer will receive a continuation of all medical, dental, vision, disability and life insurance on the same terms as if he remained an employee (or equivalent benefits will be provided) until the earlier to occur of (a) commencement of substantially equivalent full-time employment with a new employer or (b) 24 months after the date of termination of employment with the Company, and that the executive officer may purchase his Company-leased car for the residual value of the lease for that car.

Each Agreement provides that to the extent the named executive officer is a “specified employee” under final regulations issued under Section 409A of the Internal Revenue Code of 1986, any payment or benefit due to the executive officer will not, to extent subject to such Section 409A, be paid until six months and one day following the termination of the executive officer’s employment. Each Agreement also provides that in the event that any payments and benefits received by the executive officer from the Company subject that person to an excise tax pursuant to Section 4999 of the Internal Revenue Code of 1986, the executive officer will be entitled to receive an additional payment so as to place the executive officer in the same after-tax economic position as if such excise tax had not been imposed.

On July 26, 2009, Varian, Agilent Technologies, Inc., a Delaware corporation (“Agilent”) and Cobalt Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Agilent (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Merger Sub will, subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, merge with and into Varian and Varian will survive the merger and continue as a wholly owned subsidiary of Agilent (the “Merger”). On July 26, 2009, the Board of Directors of Varian approved amendments to the Agreements, effective as of and contingent upon the closing of the Merger (the “Amendments”). The Amendments provide that the applicable date for purposes of determining whether there has been a reduction in total compensation, benefits or perquisites (for purposes of triggering an executive officer’s right to terminate employment for “Good Reason” under the Change in Control Agreements) will be the date of execution of the Merger Agreement, July 26, 2009. Prior to the Amendments, the applicable determination date would have been the date of the closing of the Merger. The formula for determining payments and benefits under the Agreements was not otherwise changed.

Compensation Committee Report(1)

The Compensation Committee reviewed and discussed with management the Compensation Discussion and Analysis included in this Amendment No. 1 on Form 10-K/A. Based on those reviews and discussions, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A.

Elizabeth E. Tallett (Chairman)

Richard U. De Schutter

James T. Glover

John G. McDonald

Wayne R. Moon

Director Compensation

Cash Compensation.    Each director (other than the Chairman of the Board) who is not a Company employee is paid an annual retainer fee of $40,000. Each non-employee director (other than the Chairman of the Board) is also paid $2,000 for each Board meeting attended and $1,500 for each committee meeting attended. The director who chairs the Audit Committee of the Board is paid an additional annual chair fee of $20,000, and the directors who chair the Compensation Committee and the Nominating and Governance Committee of the Board are each paid an additional annual chair fee of $10,000. The Chairman of the Board, if a non-employee, is paid an annual retainer fee of $120,000, but is not paid any other annual retainer, chair or meeting attendance fees.

Under the Company’s Omnibus Stock Plan, each director who is not a Company employee may elect to receive, in lieu of all or a portion of the cash retainer, chair or meeting fees described above, shares of the Company’s common stock or stock units based on the fair market value of the Company’s common stock on the date the fees would have been paid. Stock units vest upon termination of the director’s service on the Board of Directors (although the Board may adopt procedures permitting the issuance of such shares to be deferred by a director to a date following the termination of the director’s service), and are then satisfied by issuance of shares of the Company’s common stock.

Stock Options.    Under the Company’s Omnibus Stock Plan, each director who is not a Company employee, upon initial appointment or election to the Board, is granted a nonqualified stock option to acquire 10,000 shares of the Company’s common stock. This stock option for 10,000 shares is granted with an exercise price equal to the fair market value of the Company’s stock on the grant date, vests in equal annual installments over three years assuming continued service as a director, and has a ten-year term.

Under the Plan, a non-employee director who serves as Chairman of the Board, upon initial appointment as Chairman, is granted a nonqualified stock option to acquire 20,000 shares of the Company’s common stock. This stock option for 20,000 shares is granted with an exercise price equal to the fair market value of the Company’s stock on the grant date, vests in equal annual installments over three years assuming continued service as the Chairman, and has a ten-year term.

(1)

The information contained in this Compensation Committee Report shall not be deemed to be “soliciting material”, “filed” or incorporated by reference into any filing by the Company with the Securities and Exchange Commission, except to the extent that the Company specifically incorporates that information by reference into a document filed under the Securities Act of 1933 or the Exchange Act of 1934.

Each director (including the Chairman) who is not a Company employee is granted annually (for so long as he or she continues to serve as a non-employee director) a nonqualified stock option to acquire 4,000 shares of the Company’s common stock. All such stock options are granted with an exercise price equal to the fair market value of the Company’s common stock on the grant date, are immediately vested and have a ten-year term. These grants are made on the first business day following each annual meeting of the Company’s stockholders.

Deferred Stock Units.    Under the Company’s Omnibus Stock Plan, each director who is not a Company employee, annually for so long as he or she continues to serve as a non-employee director, is also granted stock units with an initial value equal to $45,000 (rounded up to the nearest whole share), based on the fair market value of the Company’s common stock on the grant date. The stock units vest upon termination of the director’s service on the Board of Directors (although the Board may adopt procedures permitting the issuance of such shares to be deferred by a director to a date following the termination of the director’s service), and are then satisfied by issuance of shares of the Company’s common stock.

Reimbursements.    Each director is reimbursed for all reasonable out-of-pocket expenses that such director and his or her spouse incurs attending Board meetings and functions.

The following table shows compensation of our non-employee directors for fiscal year 2009. Mr. Rogerson, because he is a Company employee, receives no compensation for his services as a director or as Chairman of the Board, and is therefore not shown in this table.

Director Compensation

Fiscal Year 2009

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Total ($)
Allen J. Lauer(2)	$0	$0	$0	$0
Richard U. De Schutter	$97,500	$45,016	$38,720	$181,236
James T. Glover	$109,000	$45,016	$92,011	$246,017
John G. McDonald	$86,000	$45,016	$38,720	$169,736
Wayne R. Moon	$99,000	$45,016	$38,720	$182,736
Elizabeth E. Tallett	$95,500	$45,016	$38,720	$179,236

(1)

These amounts do not reflect compensation actually received. Rather, these amounts represent the aggregate expense recognized by the Company for financial statement reporting purposes in fiscal year 2009, in accordance with ASC 718, for deferred stock units and stock options granted in fiscal year 2009 under the Company’s Omnibus Stock Plan. The assumptions used to calculate the value of these stock units and stock options are set forth in Note 13 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for fiscal year 2009 (filed with the SEC on November 25, 2009).

The amounts reported in the column Stock Awards represent the expense recognized under ASC 718 (which is also the grant-date fair value) for 1,610 shares of deferred stock units that were granted on February 6, 2009, which stock units will vest and result in the issuance to the director of an equivalent number of shares of the Company’s common stock upon the director’s termination of service as a director. The full value of these stock units are recognized as expense at the time of grant because a director may resign as a director at any time and thus cause the stock units to then vest. The directors’ aggregate holdings of stock units as of the end of fiscal year 2009 were as follows:

Richard U. De Schutter	4,174 shares
James T. Glover	1,610 shares
John G. McDonald	4,174 shares
Wayne R. Moon	4,174 shares
Elizabeth E. Tallett	4,174 shares

The amounts reported in the column Option Awards represent the expense recognized under ASC 718 (which is also the grant-date fair value) for an option to purchase 4,000 shares of the Company’s common stock that was granted on February 6, 2009, which option has an exercise price of $27.96 per share (the fair market value per share on the date of grant), was fully vested on the date of grant and has a ten-year term; the full grant-date fair value of these stock options are recognized as expense at the time of grant because they are fully vested upon grant. The amount reported in the column Option Awards for Mr. Glover also includes the expense recognized under ASC 718 for an option to purchase 10,000 shares of the Company’s common stock that was granted on May 7, 2008, which option has an exercise price of $49.34 per share (the fair market value per share on the date of grant), vests in three equal annual installments following the date of grant and has a ten-year term; a portion of the grant-date fair value of this stock option was recognized as expense in fiscal year 2009 because a portion of that option vested in that year. The directors’ aggregate holdings of stock options as of the end of fiscal year 2009 were as follows:

Richard U. De Schutter	48,000 shares
James T. Glover	14,000 shares
John G. McDonald	48,000 shares
Wayne R. Moon	48,000 shares
Elizabeth E. Tallett	48,000 shares

(2)	No fees were earned by Allen J. Lauer, who ceased to be a director on February 5, 2009. Accordingly, no shares are reported in footnote 1 for Mr. Lauer.

Compensation Committee Interlocks and Insider Participation

During fiscal 2009, the following directors were members of the Compensation Committee: Elizabeth E. Tallett (Chairman), Richard U. De Schutter, James T. Glover, John G. McDonald and Wayne R. Moon. None of the Compensation Committee’s members has at any time been an officer or employee of the Company.

During fiscal 2009, none of the Company’s executive officers (1) served on the compensation committee (or equivalent or, if none, the board) of another entity, one of whose executive officers served on the Company’s Compensation Committee, (2) served as a director of another entity, one of whose executive officers served on the Company’s Compensation Committee, or (3) served as a member of the compensation committee (or equivalent or, if none, the board) of another entity, one of whose executive officers served as a Company director.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plans

The following table provides information as of October 2, 2009 regarding the shares of the Company’s common stock that may be issued upon the exercise of options, warrants and rights under the Company’s equity compensation plans, which are the Omnibus Stock Plan and the Employee Stock Purchase Plan.

Plan Category	(a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Stockholders:
Omnibus Stock Plan	1,804,607		$43.35	3,655,556	(1)
Employee Stock Purchase Plan	0	(2)	—	45,947
Equity Compensation Plans Not Approved by Stockholders	N/A		N/A	N/A
Total	1,804,607		$43.35	3,701,503

(1)

Represents shares available for issuance pursuant to stock options, stock appreciation rights, restricted stock, performance unit or performance share awards and stock units. As of October 2, 2009, 450,135 shares in the aggregate were available for issuance pursuant to restricted stock, performance units, performance shares or stock units.

(2)

Does not include 21,138 shares issued to participants in the Employee Stock Purchase Plan on October 5, 2009 under the terms of that Plan. These shares are not reflected in the table because the amount of shares to be purchased on October 5, 2009 was not determinable as of October 2, 2009.

Security Ownership of Certain Beneficial Owners and Management

The following table shows certain information as of January 15, 2010 regarding beneficial ownership of the Company’s common stock by (a) each person who, to the Company’s knowledge, beneficially owned more than five percent of the outstanding shares of the Company’s common stock as of that date, (b) each of the executive officers named in the Summary Compensation Table on page 14, (c) each of the Company’s directors and director nominees, and (d) all executive officers and directors as a group.

Name and Address (if applicable) of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Outstanding Shares(2)
Paulson & Co. Inc.	2,000,000	(3)	6.88%
1251 Avenues of the Americas, New York, NY 10020
Barclays Global Investors UK Holdings Limited	1,980,266	(4)	6.82%
1 Churchill Place, Canary Wharf, London E14 5HP, United Kingdom
GAMCO Investors, Inc.	1,794,916	(5)	6.18%
One Corporate Center, Rye, NY 10580
Garry W. Rogerson	376,939	(6)	1.28%
Chairman of the Board and Chief Executive Officer
G. Edward McClammy	145,636	(7)	—
Senior Vice President and Chief Financial Officer
Martin O’Donoghue	141,739	(8)	—
Senior Vice President, Scientific Instruments
Sergio Piras	102,092	(9)	—
Senior Vice President, Vacuum Technologies
A. W. Homan	75,521	(10)	—
Senior Vice President, General Counsel and Secretary
Richard U. De Schutter	64,174	(11)	—
Director
James T. Glover	9,944	(12)	—
Director
John G. McDonald	51,174	(13)	—
Director
Wayne R. Moon	51,781	(14)	—
Director
Elizabeth E. Tallett	51,012	(15)	—
Director
All Executive Officers and Directors as a Group (13 persons)	1,154,964	(16)	3.86%

(1)

For purposes of this table, a person or group of persons is deemed to have beneficial ownership of shares of the Company’s common stock which such person or group has the right to acquire on or within 60 days after January 15, 2010. Unless otherwise indicated, to the Company’s knowledge the person named has sole voting and investment power, or shares voting and/or investment power with such person’s spouse, with respect to all shares beneficially owned by that person.

(2)

The percentage of outstanding shares is based on the 29,051,757 shares outstanding on January 15, 2010. However, for purposes of computing the percentage of outstanding shares of common stock beneficially owned by each person or group of persons, any shares which such person or group of persons has a right to acquire on or within 60 days of January 15, 2010 are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage of beneficial ownership of any other person. The percentage of outstanding shares of the Company’s common stock is only reported to the extent it exceeds one percent of the shares of the Company’s common stock outstanding on January 15, 2010.

(3)

As of September 30, 2009, based on a Form 13F Holdings Report filed with the Securities and Exchange Commission on November 13, 2009 reporting defined investment discretion and sole voting authority as to all of such shares.

(4)

As of September 30, 2009, based on a Form 13F Combination Report filed with the Securities and Exchange Commission on November 12, 2009 reporting defined investment discretion as to all of such shares, sole voting authority as to 1,845,672 of such shares, and no voting authority as to 134,594 of such shares.

(5)

As of January 14, 2010, based on a Schedule 13D filed with the Securities and Exchange Commission on January 15, 2010 reporting sole investment discretion as to all of such shares, sole voting authority as to 1,674,916 of such shares, and no voting authority as to 120,000 of such shares.

(6)

Includes (a) 25,412 shares of restricted stock granted under the Omnibus Stock Plan, (b) 301,667 shares which may be acquired on or within 60 days of January 15, 2010 by exercise of stock options granted under the Omnibus Stock Plan, and (c) 49,194 shares held in a trust of which Mr. Rogerson is co-trustee with his wife.

(7)

Includes (a) 9,036 shares of restricted stock granted under the Omnibus Stock Plan, (b) 110,323 shares which may be acquired on or within 60 days of January 15, 2010 by exercise of stock options granted under the Omnibus Stock Plan, and (c) 25,192 shares held in a trust of which Mr. McClammy is co-trustee with his wife.

(8)

Includes (a) 9,666 shares of restricted stock granted under the Omnibus Stock Plan, (b) 114,667 shares which may be acquired on or within 60 days of January 15, 2010 by exercise of stock options granted under the Omnibus Stock Plan.

(9)

Includes (a) 7,533 shares of restricted stock granted under the Omnibus Stock Plan, (b) 51,001 shares which may be acquired on or within 60 days of January 15, 2010 by exercise of stock options granted under the Omnibus Stock Plan.

(10)

Includes (a) 9,666 shares of restricted stock granted under the Omnibus Stock Plan, (b) 48,667 shares which may be acquired on or within 60 days of January 15, 2010 by exercise of a stock option granted under the Omnibus Stock Plan, and (c) 17,188 shares held in a trust of which Mr. Homan is co-trustee with his wife.

(11)

Includes (a) 48,000 shares which may be acquired on or within 60 days of January 15, 2010 by exercise of stock options granted under the Omnibus Stock Plan, and (b) 4,174 shares that may be acquired on or within 60 days of January 15, 2010 pursuant to stock units granted under the Omnibus Stock Plan.

(12)

Includes (a) 7,334 shares which may be acquired on or within 60 days of January 15, 2010 by exercise of stock options granted under the Omnibus Stock Plan, (b) 1,610 shares that may be acquired on or within 60 days of January 15, 2010 pursuant to stock units granted under the Omnibus Stock Plan, and (c) 1,000 shares are held in a trust of which Mr. Glover is co-trustee with his wife.

(13)

Includes (a) 43,000 shares which may be acquired on or within 60 days of January 15, 2010 by exercise of stock options granted under the Omnibus Stock Plan, (b) 4,174 shares that may be acquired on or within 60 days of January 15, 2010 pursuant to stock units granted under the Omnibus Stock Plan, and (c) 2,000 shares held in a trust of which Mr. McDonald is co-trustee with his wife.

(14)

Includes (a) 43,000 shares which may be acquired on or within 60 days of January 15, 2010 by exercise of stock options granted under the Omnibus Stock Plan, (b) 4,174 shares that may be acquired on or within 60 days of January 15, 2010 pursuant to stock units granted under the Omnibus Stock Plan, and (c) 4,607 shares held in a trust of which Mr. Moon is the sole trustee.

(15)

Includes (a) 43,000 shares which may be acquired on or within 60 days of January 15, 2010 by exercise of stock options granted under the Omnibus Stock Plan, and (b) 4,174 shares that may be acquired on or within 60 days of January 15, 2010 pursuant to stock units granted under the Omnibus Stock Plan.

(16)

Includes (a) 71,129 shares of restricted stock granted under the Omnibus Stock Plan, (b) 876,826 shares which may be acquired on or within 60 days of January 15, 2010 by exercise of stock options granted under the Omnibus Stock Plan, (c) 18,306 shares that may be acquired on or within 60 days of January 15, 2010 pursuant to stock units granted under the Omnibus Stock Plan, and (d) certain shares as to which voting and/or investment power is shared (see certain of the foregoing footnotes).

Change of Control Arrangements

On July 26, 2009, Varian, Agilent Technologies, Inc., a Delaware corporation (“Agilent”) and Cobalt Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Agilent (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Merger Sub will, subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, merge with and into Varian and Varian will survive the merger and continue as a wholly-owned subsidiary of Agilent (the “Merger”). Pursuant to the terms of the Merger Agreement and subject to the conditions thereof, at the completion of the Merger, each share of common stock of Varian issued and then outstanding immediately will be converted into the right to receive $52.00 in cash. At a special meeting of the stockholders of Varian held on October 5, 2009, the stockholders adopted the Merger Agreement. The affirmative vote of the holders of a majority of the outstanding shares of Varian common stock as of August 12, 2009, the record date for the special meeting, was required to adopt the Merger Agreement. The Merger remains subject to regulatory approvals and the satisfaction or waiver of certain other closing conditions. For information concerning the Merger, the interests of Varian’s executive officers and directors in the Merger and a summary of the Merger Agreement, see Varian’s Proxy Statement relating to the Merger, filed with the SEC on August 20, 2009 and Varian’s Current Report on Form 8-K filed with the SEC on September 25, 2009.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

The Company’s Certificate of Incorporation and By-Laws contain provisions that limit the liability of directors and require the Company to indemnify directors and executive officers against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceedings arising out of their services to the Company. Under that Certificate of Incorporation, as permitted under the Delaware General Corporation Law, directors are not liable to the Company or its stockholders for monetary damages arising from a breach of their fiduciary duty of care as directors. In addition, the Company has entered into an indemnity agreement with each director and executive officer that provides for indemnification of the directors and executive officers against certain liabilities that may arise by reason of their status or service as a director or executive officer. The Company purchases insurance to cover claims or a portion of any claims made against its directors and executive officers. These provisions and arrangements do not, however, affect liability for any breach of a director’s duty of loyalty to the Company or its stockholders, liability for acts or omissions not in good faith or involving intentional misconduct or knowing violations of law, liability for transactions in which the director derived an improper personal benefit or liability for the payment of a dividend in violation of Delaware law. Such limitation of liability also does not limit a director’s liability for violation of, or otherwise relieve our directors or executive officers from the necessity of complying with, federal and state securities laws or affect the availability of equitable remedies such as injunctive relief or rescission.

On July 26, 2009, Varian, Agilent and Merger Sub, entered into the Merger Agreement, pursuant to which Merger Sub will, subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, merge with and into Varian and Varian will survive the merger and continue as a wholly-owned subsidiary of Agilent. Pursuant to the terms of the Merger Agreement and subject to the conditions thereof, at the completion of the Merger, each share of common stock of Varian issued and then outstanding will be converted into the right to receive $52.00 in cash. At a special meeting of the Company’s stockholders held on October 5, 2009, the stockholders adopted the Merger Agreement. The affirmative vote of the holders of a majority of the outstanding shares of Varian common stock as of August 12, 2009, the record date for the special meeting, was required to adopt the Merger Agreement. The Merger remains subject to regulatory approvals and the satisfaction or waiver of certain other closing conditions. For information concerning the Merger, the interests of Varian’s executive officers, directors and 5% stockholders in the Merger and a summary of the Merger Agreement, see Varian’s Proxy Statement relating to the Merger, filed with the SEC on August 20, 2009 and Varian’s Current Report on Form 8-K filed with the SEC on September 25, 2009.

Review, Approval or Ratification of Transactions with Related Persons

Excluding compensation (whether cash, equity or otherwise), any related party transaction involving a Company director or executive officer must be reviewed and approved by the Audit Committee of the Board of Directors. Any member of the Audit Committee who is a related party with respect to a transaction under review may not participate in the deliberations or vote on the approval or ratification of the transaction. Related parties include any director or executive officer, certain stockholders and any of their “immediate family members” (as defined by SEC regulations). To identify any related party transaction, the Company requires each director and executive officer to complete each year a questionnaire requiring disclosure of any transaction in which the director, executive officer or any immediate family member might have an interest and instructing each director and executive officer to immediately notify the Company’s General Counsel of any such transaction that arises subsequently during the year. In addition, the Board of Directors determines on an annual basis which of its directors are “independent” under the rules of the Nasdaq Stock Market and reviews any director relationship that would potentially interfere with his or her exercise of independent judgment in carrying out the responsibilities of a director.

Director Independence

The Board of Directors consists of six members. The following five of those directors are deemed “independent” under rules of the Nasdaq Stock Market:

Richard U. De Schutter

James T. Glover

John G. McDonald

Wayne R. Moon

Elizabeth E. Tallett

Garry W. Rogerson, Chairman of the Board and the Company’s Chief Executive Officer, is the only director who is not deemed “independent” under rules of the Nasdaq Stock Market.

Item 14.    Principal Accountant Fees and Services

PricewaterhouseCoopers LLP (“PwC”) served as the Company’s independent registered public accounting firm for fiscal year 2009, and the Audit Committee has appointed PwC to serve as the Company’s independent registered public accounting firm for fiscal year 2010.

Provided below are amounts billed (both fees and out-of-pocket expense reimbursements) to the Company by PwC for professional services provided to the Company for fiscal years 2009 and 2008.

	Fiscal Year 2009	Fiscal Year 2008
Audit Fees	$2,162,489	$2,361,642
Audit-Related Fees	$97,500	$78,251
Tax Fees	$350,725	$354,852
All Other Fees	$41,505	$52,865

Total Fees	$2,652,219	$2,847,610

Audit Fees.    Consists of fees billed to the Company for professional services rendered by PwC for the audits of the Company’s annual financial statements and assessments relating to the effectiveness of the Company’s internal control over financial reporting, the reviews of the Company’s quarterly financial statements and services that are normally provided by PwC in connection with statutory and regulatory filings or engagements.

Audit-Related Fees.    Consists of fees billed to the Company for financial accounting and reporting services, acquisition-related services and license fees for proprietary PwC software products, in each case rendered or provided by PwC and that were reasonably related to the performance of audits or reviews of the Company’s financial statements but not included in the audit fees reported above.

Tax Fees.    Consists of fees billed to the Company for U.S. federal, state and local tax planning, advice and compliance services, international tax planning, advice and compliance services, transfer pricing services and tax audit and appeal services, in each case rendered by PwC.

All Other Fees.    Consists of fees billed to the Company for professional services rendered by PwC that are not included in the services reported above, which services related to governmental grant and subsidized loan program services.

Audit Committee Policies and Procedures on Pre-Approval of Audit, Audit-Related and Permissible Non-Audit Services.    The Audit Committee has adopted policies and procedures requiring that the Company obtain the Committee’s pre-approval of all audit, audit-related and permissible non-audit services to be provided by PwC as the Company’s independent registered public accounting firm. Pre-approval is generally granted on a fiscal year basis, is detailed as to the particular service or category of services to be provided and is granted after consideration of the estimated fees for each service or category of service. Actual fees and any changes to estimated fees for pre-approved services are reported to the Committee on a quarterly basis. All services provided by PwC in fiscal years 2009 and 2008 were pre-approved by the Committee pursuant to these policies and procedures.

Item 15.    Exhibits and Financial Statement Schedules

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date	Exhibit Number	Filed Herewith
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.				X

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).				X

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VARIAN, INC. (Registrant)

Dated: January 29, 2010	By:	/s/ G. EDWARD MCCLAMMY G. Edward McClammy Senior Vice President and Chief Financial Officer