Form 10-Q
period 2010-01-01
VARIAN INC
filed 2010-02-08
CIK 1079028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 2010

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

The number of shares of the registrant’s common stock outstanding as of February 3, 2010 was 29,059,664.

VARIAN, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JANUARY 1, 2010

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

VARIAN, INC. AND SUBSIDIARY COMPANIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

(In thousands, except per share amounts)

	Fiscal Quarter Ended
	January 1, 2010	January 2, 2009
Sales
Products	$166,587	$175,854
Services	34,593	32,382

Total sales	201,180	208,236

Cost of sales
Products	94,588	94,523
Services	19,715	18,392

Total cost of sales	114,303	112,915

Gross profit	86,877	95,321

Operating expenses
Selling, general and administrative	59,877	60,916
Research and development	14,546	14,514

Total operating expenses	74,423	75,430

Operating earnings	12,454	19,891
Interest income	530	587
Interest expense	(333)	(322)

Earnings before income taxes	12,651	20,156
Income tax expense	4,580	7,115

Net earnings	$8,071	$13,041

Net earnings per share:
Basic	$0.28	$0.45

Diluted	$0.28	$0.45

Shares used in per share calculation:
Basic	28,863	28,854

Diluted	29,246	28,950

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

VARIAN, INC. AND SUBSIDIARY COMPANIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands, except par value amounts)

	January 1, 2010	October 2, 2009
ASSETS
Current assets
Cash and cash equivalents	$229,307	$209,348
Accounts receivable, net	147,633	159,958
Inventories	135,145	136,704
Deferred taxes	38,461	38,349
Prepaid expenses and other current assets	13,366	15,488

Total current assets	563,912	559,847
Property, plant and equipment, net	110,396	114,363
Goodwill	215,593	216,223
Intangible assets, net	26,560	28,334
Other assets	26,993	25,420

Total assets	$943,454	$944,187

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current portion of long-term debt	$6,250	$6,250
Accounts payable	56,702	63,368
Deferred profit	10,561	8,935
Accrued liabilities	163,839	171,103

Total current liabilities	237,352	249,656
Long-term debt	12,500	12,500
Deferred taxes	2,718	2,505
Other liabilities	42,980	41,255

Total liabilities	295,550	305,916

Commitments and contingencies (Notes 2, 6, 7, 9, 10, 11, 12 and 13)

Stockholders’ equity
Preferred stock—par value $0.01, authorized—1,000 shares; issued—none	—	—
Common stock—par value $0.01, authorized—99,000 shares; issued and outstanding—29,026 shares at January 1, 2010 and 28,971 shares at October 2, 2009	371,685	368,324
Retained earnings	228,040	220,068
Accumulated other comprehensive income	48,179	49,879

Total stockholders’ equity	647,904	638,271

Total liabilities and stockholders’ equity	$943,454	$944,187

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

VARIAN, INC. AND SUBSIDIARY COMPANIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Fiscal Quarter Ended
	January 1, 2010	January 2, 2009
Cash flows from operating activities
Net earnings	$8,071	$13,041
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	6,867	6,843
Loss (gain) on disposition of property, plant and equipment	34	(27)
Share-based compensation expense	1,232	2,366
Deferred taxes	408	113
Unrealized loss (gain) on currency remeasurement	1,449	(6,686)
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	11,505	24,570
Inventories	595	(7,942)
Prepaid expenses and other current assets	2,144	(107)
Other assets	(1,671)	(1,029)
Accounts payable	(5,981)	(3,618)
Deferred profit	1,651	303
Accrued liabilities	(5,364)	(15,619)
Other liabilities	1,791	4,723

Net cash provided by operating activities	22,731	16,931

Cash flows from investing activities
Proceeds from sale of property, plant and equipment	72	5,166
Purchase of property, plant and equipment	(2,054)	(6,943)
Purchase of businesses, net of cash acquired	(1,455)	(726)

Net cash used in investing activities	(3,437)	(2,503)

Cash flows from financing activities
Repurchase of common stock	(215)	(279)
Issuance of common stock	2,066	909
Transfers to Varian Medical Systems, Inc.	(210)	(146)

Net cash provided by financing activities	1,641	484

Effects of exchange rate changes on cash and cash equivalents	(976)	(1,878)

Net increase in cash and cash equivalents	19,959	13,034
Cash and cash equivalents at beginning of period	209,348	103,895

Cash and cash equivalents at end of period	$229,307	$116,929

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Unaudited Interim Condensed Consolidated Financial Statements

These unaudited interim condensed consolidated financial statements of Varian, Inc. and its subsidiary companies (collectively, the “Company”) have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The October 2, 2009 balance sheet data was derived from audited financial statements, but does not include all disclosures required in audited financial statements by U.S. GAAP. These unaudited interim condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 2, 2009 filed with the SEC. In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. The results of operations for the fiscal quarter ended January 1, 2010 are not necessarily indicative of the results to be expected for a full year or for any other periods.

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

Fiscal Periods. The Company’s fiscal years reported are the 52- or 53-week periods ending on the Friday nearest September 30. Fiscal year 2010 will comprise the 52-week period ending October 1, 2010, and fiscal year 2009 was comprised of the 52-week period ended October 2, 2009. The fiscal quarters ended January 1, 2010 and January 2, 2009 each comprised 13 weeks.

Subsequent Events. In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 855, Subsequent Events, the Company has evaluated subsequent events through the time the Company’s Unaudited Condensed Consolidated Financial Statements were issued on February 5, 2010.

Note 3.	Comprehensive Income (Loss)

A summary of the components of the Company’s comprehensive income (loss) follows:

	Fiscal Quarter Ended
	January 1, 2010	January 2, 2009
(in thousands)
Net earnings	$8,071	$13,041
Other comprehensive loss:
Currency translation adjustment	(1,700)	(32,569)

Total other comprehensive loss	(1,700)	(32,569)

Total comprehensive income (loss)	$6,371	$(19,528)

Note 4.	Fair Value Measurements

Effective October 3, 2009 (the first day of fiscal year 2010) the Company adopted ASC 820, Fair Value Measurements and Disclosures, for certain non-recurring nonfinancial assets and nonfinancial liabilities.

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

Level 3—Unobservable inputs which are supported by little or no market activity.

Financial assets measured at fair value on a recurring basis as of January 1, 2010 follow:

	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(in thousands)
Financial assets:
Money market funds (cash equivalents)	$59,283	$—	$—	$59,283

Total financial assets	$59,283	$—	$—	$59,283

The cost basis of cash and cash equivalents approximates fair value due to the short period of time to maturity.

Note 5.	Balance Sheet Detail

	January 1, 2010	October 2, 2009
(in thousands)
Inventories
Raw materials and parts	$60,644	$60,222
Work in process	22,998	22,596
Finished goods	51,503	53,886

Total	$135,145	$136,704

Deferred profit
Revenue	$23,808	$20,601

Cost of sales	$(13,247)	$(11,666)

Note 6.	Forward Exchange Contracts

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

During the fiscal quarters ended January 1, 2010 and January 2, 2009, the Company recognized net foreign currency gains of $0.7 million and losses of $1.1 million, respectively.

Other than foreign exchange forward contracts, the Company has no other freestanding or embedded derivative instruments, although the Company may use other derivative instruments in the future. The Company has not entered into forward exchange contracts for speculative or trading purposes.

As of January 1, 2010, the Company had foreign exchange forward contracts to purchase the U.S. dollar equivalent of $58.3 million and to sell the U.S. dollar equivalent of $12.8 million in various foreign currencies.

Note 7.	Acquisitions

Effective October 3, 2009 (the first day of fiscal year 2010), the Company adopted revised accounting standards for business combinations. These revised standards generally require an entity to recognize the assets acquired, liabilities assumed, contingencies and contingent consideration at their fair value on the acquisition date. The adoption of the revised standards had no financial impact on the Company’s financial condition or results of operations. The new guidance is only applicable to acquisitions completed after the adoption date with the exception of certain tax contingencies and adjustments to valuation allowances, which previously were adjusted to goodwill but must now be adjusted to income tax expense regardless of the date of the original acquisition.

Contingent Consideration Arrangements. The Company is, from time to time, obligated to pay additional cash purchase price amounts in the event that certain financial or operational milestones are met by acquired businesses. As of January 1, 2010, up to a maximum of $10.1 million could be payable through April 2011 under contingent consideration arrangements relating to acquired businesses. Amounts subject to these arrangements can be earned over the respective measurement period, depending on the performance of the acquired business relative to certain financial and/or operational targets.

The following table summarizes contingent consideration arrangements as of January 1, 2010:

Acquired Company/Business	Remaining Amount Available (maximum)		Measurement Period	Measurement Period End Date
	(in millions	)
Oxford Diffraction Limited	$ 7.0		3 years	April 2011
Analogix Business	2.8		3 years	December 2010
Other	0.3		2 years	July 2010

Total	$10.1

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the first quarter of fiscal year 2010, the Company made a cash payment of $1.3 million which was accrued as part of the purchase price to secure the seller’s indemnification obligations in connection with the acquisition of the Analogix Business in fiscal year 2007.

Note 8.	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for each of the Company’s reporting segments in the first quarter of fiscal year 2010 were as follows:

	Scientific Instruments	Vacuum Technologies	Total Company
(in thousands)
Balance as of October 2, 2009	$215,257	$966	$216,223
Contingent payments on prior-year acquisitions	131	—	131
Foreign currency impacts and other adjustments	(761)	—	(761)

Balance as of January 1, 2010	$214,627	$966	$215,593

The following intangible assets have been recorded and are being amortized by the Company:

	January 1, 2010
	Gross	Accumulated Amortization	Net
(in thousands)
Intangible assets
Existing technology	$16,275	$(12,292)	$3,983
Patents and core technology	38,444	(18,379)	20,065
Trade names and trademarks	2,474	(2,156)	318
Customer lists	13,014	(11,339)	1,675
Other	3,196	(2,677)	519

Total	$73,403	$(46,843)	$26,560

	October 2, 2009
	Gross	Accumulated Amortization	Net
(in thousands)
Intangible assets
Existing technology	$16,244	$(11,738)	$4,506
Patents and core technology	38,515	(17,349)	21,166
Trade names and trademarks	2,400	(2,120)	280
Customer lists	12,996	(11,173)	1,823
Other	3,227	(2,668)	559

Total	$73,382	$(45,048)	$28,334

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization expense relating to intangible assets was $1.8 million and $2.1 million during the fiscal quarters ended January 1, 2010 and January 2, 2009, respectively. At January 1, 2010, estimated amortization expense for the remainder of fiscal year 2010 and for each of the five succeeding fiscal years and thereafter follows:

(in thousands)
Estimated amortization expense
Nine months ending October 1, 2010	$5,413
Fiscal year 2011	5,020
Fiscal year 2012	4,063
Fiscal year 2013	3,536
Fiscal year 2014	3,368
Fiscal year 2015	3,264
Thereafter	1,896

Total	$26,560

Note 9.	Restructuring Activities

Summary of Restructuring Plans. The Company has committed to several restructuring plans in order to improve operational efficiencies, centralize functions, reallocate resources and reduce operating costs.

The following table sets forth changes in the Company’s aggregate restructuring liability relating to all ongoing restructuring plans during the first quarter of fiscal year 2010 as well as total restructuring expense and other related costs recorded since the inception of those plans:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at October 2, 2009	$579	$398	$977
Charges to expense, net	34	—	34
Cash payments	(248)	(10)	(258)
Foreign currency impacts and other adjustments	(2)	(2)	(4)

Balance at January 1, 2010	$363	$386	$749

Total expense since inception of plans
		Restructuring Expense	Other Restructuring- related Costs (1)
(in millions)
Fiscal Year 2009 Second Quarter Plan		$6.1	$1.1
Fiscal Year 2009 First Quarter Plan		1.4	0.1
Fiscal Year 2007 Plan		2.9	8.7
Fiscal Year 2005 Plan		1.8	0.7

Total		$12.2	$10.6

(1)	These costs related primarily to employee retention and relocation costs and accelerated depreciation of assets disposed upon the closure of facilities. Of the $10.6 million in other restructuring-related costs, $0.7 million was recorded in the first quarter of fiscal year 2010 which primarily related to the fiscal year 2007 restructuring plan.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10.	Warranty and Indemnification Obligations

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

Changes in the Company’s estimated liability for product warranty during the fiscal quarters ended January 1, 2010 and January 2, 2009 follow:

	Fiscal Quarter Ended
	January 1, 2010	January 2, 2009
(in thousands)
Beginning balance	$13,273	$13,867
Charges to costs and expenses	4,864	5,037
Warranty expenditures and other adjustments	(4,889)	(5,720)

Ending balance	$13,248	$13,184

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

Credit Facilities. The Company maintains relationships with banks in many countries from whom it sometimes obtains bank guarantees and short-term standby letters of credit. These guarantees and letters of credit relate primarily to advance payments and deposits made to the Company’s subsidiaries by customers for which separate liabilities are recorded in the unaudited condensed consolidated financial statements. As of January 1, 2010, a total of $13.8 million of these bank guarantees and letters of credit were outstanding. No amounts had been drawn by beneficiaries under these or any other outstanding guarantees or letters of credit as of that date.

Long-term Debt. As of both January 1, 2010 and October 2, 2009, the Company had an $18.8 million term loan outstanding with a U.S. financial institution at a fixed interest rate of 6.7%. The term loan contains certain covenants that limit future borrowings and the payment of cash dividends and require the maintenance of certain levels of working capital and operating results. The Company was in compliance with all restrictive covenants of the term loan agreement at January 1, 2010.

The following table summarizes future principal payments on borrowings under long-term debt outstanding as of January 1, 2010:

	Nine Months Ending Oct. 1, 2010	Fiscal Years
		2011	2012	2013	2014	2015	Thereafter	Total
(in thousands)
Long-term debt
(including current portion)	$6,250	$—	$6,250	$—	$6,250	$—	$—	$18,750

Based upon rates currently available to the Company for debt with similar terms and remaining maturities, the carrying amount of long-term debt approximates the estimated fair value.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12.	Defined Benefit Retirement Plans

Net Periodic Pension Cost. The components of net periodic pension cost relating to the Company’s defined benefit retirement plans follow:

	Fiscal Quarter Ended
	January 1,	January 2,
	2010	2009
(in thousands)
Service cost	$133	$249
Interest cost	679	705
Expected return on plan assets	(511)	(570)
Amortization of prior service cost and actuarial gains and losses	(1)	17

Net periodic pension cost	$300	$401

Employer Contributions. During the fiscal quarter ended January 1, 2010, the Company made contributions totaling approximately $0.1 million to its defined benefit pension plans. The Company currently anticipates contributing an additional $0.2 million to these plans in the remaining nine months of fiscal year 2010.

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

Various uncertainties make it difficult to estimate future costs for certain of these environmental-related activities, specifically external legal expenses, VMS’ internal oversight costs, third-party claims and a former VAI facility where the likelihood and scope of further environmental-related activities are difficult to assess. As of January 1, 2010, it was nonetheless estimated that the Company’s future exposure for these environmental-related costs ranged in the aggregate from $1.0 million to $2.5 million. The time frame over which these costs are expected to be incurred varies with each type of cost, ranging up to approximately 30 years as of January 1, 2010. No amount in the foregoing range of estimated future costs is discounted, and no amount in the range is believed to be more probable of being incurred than any other amount in such range. The Company therefore had an accrual of $1.0 million as of January 1, 2010 for these future environmental-related costs.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Sufficient knowledge has been gained to be able to better estimate other costs for future environmental-related activities. As of January 1, 2010, it was estimated that the Company’s future costs for these environmental-related activities ranged in the aggregate from $2.5 million to $12.7 million. The time frame over which these costs are expected to be incurred varies, ranging up to approximately 30 years as of January 1, 2010. As to each of these ranges of cost estimates, it was determined that a particular amount within the range was a better estimate than any other amount within the range. Together, these amounts totaled $5.5 million at January 1, 2010. Because both the amount and timing of the recurring portion of these costs were reliably determinable, that portion is discounted at 4%, net of inflation. The Company therefore had an accrual of $4.0 million as of January 1, 2010, which represents its best estimate of these future environmental-related costs after discounting estimated recurring future costs. This accrual is in addition to the $1.0 million described in the preceding paragraph.

The Company has not reduced any environmental-related liability in anticipation of recoveries from third parties. However, an insurance company has agreed to pay a portion of certain of VAI’s (now VMS’) future environmental-related costs, for which the Company has an indemnification obligation, and the Company therefore has a long-term receivable of $1.0 million (discounted at 4%, net of inflation) in Other assets as of January 1, 2010, for the Company’s share of that insurance recovery.

The Company believes that its reserves for the foregoing and other environmental-related matters are adequate, but as the scope of its obligation becomes more clearly defined, these reserves may be modified and related charges against or credits to earnings may be made. Although any ultimate liability arising from environmental-related matters could result in significant expenditures that, if aggregated and assumed to occur within a single fiscal year, would be material to the Company’s financial statements, the likelihood of such occurrence is considered remote. Based on information currently available and its best assessment of the ultimate amount and timing of environmental-related events, the Company believes that the costs of environmental- related matters are not reasonably likely to have a material adverse effect on the Company’s financial condition or results of operations.

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

Share-Based Compensation Expense. The following table summarizes the amount of share-based compensation expense by award type as well as the effect of this expense on income tax expense and net earnings:

	Fiscal Quarter Ended
	January 1, 2010	January 2, 2009
(in thousands)
Share-based compensation expense by award type:
Employee and non-employee director stock options	$799	$1,365
Employee stock purchase plan	—	336
Restricted (nonvested) stock	433	665

Total share-based compensation expense (effect on earnings before income taxes)	1,232	2,366
Effect on income tax expense	(430)	(773)

Effect on net earnings	$802	$1,593

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Share-based compensation expense in the preceding table related to restricted (nonvested) stock includes $35,000 in the fiscal quarter ended January 1, 2010 and $104,000 in the fiscal quarter ended January 2, 2009, related to restricted stock granted in connection with the Company’s fiscal year 2007 restructuring plan.

Share-based compensation expense has been included in the Company’s unaudited condensed consolidated statement of earnings as follows:

	Fiscal Quarter Ended
	January 1, 2010	January 2, 2009
(in thousands)
Cost of sales	$63	$133
Selling, general and administrative	1,108	2,119
Research and development	61	114

Total	$1,232	$2,366

Stock Options. Under the Omnibus Stock Plan (“OSP”), the Company periodically grants stock options to officers, directors and employees. The exercise price for stock options granted under the OSP may not be less than 100% of the fair market value at the date of the grant. Options granted are exercisable at the times and on the terms established by the Compensation Committee, but not later than ten years after the date of grant (except in the event of death, after which an option is exercisable for three years). Options granted generally become exercisable in cumulative installments of one-third each year commencing one year following the date of grant. In accordance with covenants of the Merger Agreement, the Company did not grant any stock options under the OSP during the first quarter of fiscal year 2010.

The following table summarizes stock option activity under the OSP for the fiscal quarter ended January 1, 2010:

	Shares	Weighted Average Exercise Price
	(in thousands)
Outstanding at October 2, 2009	1,786	$43.80
Exercised	(38)	$36.85
Cancelled or expired	(4)	$46.30

Outstanding at January 1, 2010	1,744	$43.94

As of January 1, 2010, the unrecognized share-based compensation balance related to stock options was $2.4 million. This amount will be recognized as expense using the straight-line attribution method over a weighted-average amortization period of 1.2 years.

Restricted (Nonvested) Stock. Under the OSP, the Company also periodically grants restricted (nonvested) common stock to employees. Such grants are valued as of the grant date. These amounts are recognized by the Company as share-based compensation expense ratably over their respective vesting periods, which range from one to three years. In accordance with covenants of the Merger Agreement, the Company did not grant any restricted (nonvested) common stock under the OSP during the first quarter of fiscal year 2010.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes restricted (nonvested) common stock activity under the OSP for the fiscal quarter ended January 1, 2010:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding and unvested at October 2, 2009	156	$32.51
Vested (1)	(24)	$55.91
Forfeited	—	$—

Outstanding and unvested at January 1, 2010	132	$28.34

(1)	Includes shares tendered to the Company by employees in settlement of employee tax withholding obligations.

As of January 1, 2010, there was a total of $2.4 million in unrecognized share-based compensation expense related to restricted stock granted under the OSP. This expense will be recognized over a weighted-average amortization period of 1.9 years.

Employee Stock Purchase Plan. During the fiscal quarter ended January 1, 2010, employees purchased approximately 21,100 shares for $0.7 million under the Company’s Employee Stock Purchase Plan (“ESPP”). During the fiscal quarter ended January 2, 2009, employees purchased approximately 27,100 shares for $0.9 million under the ESPP. On the first day of fiscal year 2010, the Company suspended future purchases under the ESPP in accordance with covenants of the Merger Agreement.

Stock Repurchase Programs. In February 2008, the Company’s Board of Directors approved a stock repurchase program under which the Company is authorized to utilize up to $100 million to repurchase shares of its common stock. During the fiscal quarter ended January 1, 2010, the Company did not repurchase any shares of its common stock under this authorization. This repurchase program expired on December 31, 2009.

Other Stock Repurchases. During the fiscal quarter ended January 1, 2010, the Company repurchased and retired 4,000 shares tendered to it by employees in settlement of employee tax withholding obligations due from those employees upon the vesting of restricted stock.

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

Basic earnings per share are calculated based on net earnings and the weighted-average number of shares of common stock outstanding during the reported period. Diluted earnings per share are calculated similarly, except that the weighted-average number of common shares outstanding during the period is increased by the number of

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. The dilutive effect of potential common stock (including outstanding stock options, nonvested restricted stock and non-employee director stock units) is reflected in diluted earnings per share by application of the treasury stock method, which includes consideration of share-based compensation and the tax benefit thereon.

For the fiscal quarters ended January 1, 2010 and January 2, 2009, options to purchase 293,000 and 1,790,000 shares, respectively, were excluded from the calculation of diluted earnings per share as their effect was anti-dilutive.

A reconciliation of weighted-average basic shares outstanding to weighted-average diluted shares outstanding follows:

	Fiscal Quarter Ended
	January 1, 2010	January 2, 2009
(in thousands)
Weighted-average basic shares outstanding	28,863	28,854
Net effect of dilutive potential common stock	383	96

Weighted-average diluted shares outstanding	29,246	28,950

During the first quarter of fiscal year 2010, the Company adopted ASC 260-10-45 to 65, Earnings per Share, which addresses whether nonvested instruments granted in share-based payment transactions that contain non-forfeitable rights to dividends or dividend equivalents are participating securities subject to the two-class method of computing earnings per share. Although our nonvested restricted stock awards are considered participating securities, they are not material as compared with total weighted average diluted shares outstanding and are therefore not presented using the two-class method.

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

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Sales		Pretax Earnings
	Fiscal Quarter Ended		Fiscal Quarter Ended
	January 1, 2010	January 2, 2009	January 1, 2010	January 2, 2009
(in millions)
Scientific Instruments	$166.6	$171.8	$9.4	$16.4
Vacuum Technologies	34.6	36.4	7.1	7.1

Total industry segments	201.2	208.2	16.5	23.5
General corporate	—	—	(4.0)	(3.6)
Interest income	—	—	0.5	0.6
Interest expense	—	—	(0.3)	(0.3)

Total	$201.2	$208.2	$12.7	$20.2

Note 18.	Recent Accounting Standards

In December 2008, the FASB issued additional disclosure requirements for plan assets of a defined benefit pension or other postretirement plan. The required disclosures include a description of the Company’s investment policies and strategies, the fair value of each major category of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets and the significant concentrations of risk within plan assets. These additional disclosures are effective for annual disclosure for fiscal years ending after December 15, 2009. The Company does not expect the adoption of the new disclosure requirements to have a material impact on its financial condition or results of operations.

In October 2009, the FASB issued two new accounting standards that provide guidance for revenue recognition. The first standard revises guidance for arrangements with multiple deliverables. This accounting standard replaces the term fair value in the revenue recognition allocation guidance with selling price and establishes a hierarchy for determining the selling price of a deliverable. The selling price of each deliverable will first be based on vendor specific objective evidence (“VSOE”) if available, second on third-party evidence (“TPE’) if VSOE is not available and third on estimated selling price if neither VSOE nor TPE is available. In addition, the residual method is no longer permitted as vendors are now required to allocate arrangement consideration using the relative selling price method. The second new accounting standard excludes from the scope of software revenue recognition software components contained in, and essential to the functionality of, tangible products. These two new accounting standards require expanded qualitative and quantitative disclosures and are effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the adoption of these accounting standards in the first quarter of fiscal year 2011 to have a material impact on its financial condition or results of operations.

In January 2010, the FASB issued an accounting standard update that clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. These additional disclosures are effective for interim and annual reporting periods beginning after December 15, 2009. The Company does not expect the adoption of this accounting standard update in the second quarter of fiscal year 2010 to have a material impact on its financial condition or results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution Regarding Forward-Looking Statements

Throughout this Report, and particularly in this Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations, there are forward-looking statements that are based upon our current expectations, estimates and projections and that reflect our beliefs and assumptions based upon information available to us at the date of this Report. In some cases, you can identify these statements by words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” and other similar terms. These forward-looking statements include (but are not limited to) those relating to the timing and amount of anticipated restructuring and other related costs and related cost savings as well as anticipated capital expenditures in fiscal year 2010.

We caution investors that forward-looking statements are only our current expectations about future events. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict. Our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements. Some of the important factors that could cause our results to differ are discussed in Item 1A—Risk Factors in our Annual Report on Form 10-K for the fiscal year ended October 2, 2009. We encourage you to read that section carefully.

Other risks and uncertainties that could cause actual results to differ materially from those in our forward-looking statements include, but are not limited to, the following: the pace and extent of improvements in global economic conditions; whether we will succeed in new product development, release, commercialization, performance and acceptance; whether we can achieve growth in sales for life science, environmental, energy or applied research and other applications; whether we can achieve sales growth in Europe, North America, Asia Pacific or Latin America; risks arising from the timing of shipments, installations and the recognition of revenues on certain research products, including nuclear magnetic resonance (“NMR”) spectroscopy systems, magnetic resonance (“MR”) imaging systems and fourier transform mass spectrometry (“FTMS”) systems and superconducting magnets; the impact of shifting product mix on profit margins; competitive products and pricing; economic conditions in our various product and geographic markets; whether we will see continued and timely delivery of key raw materials and components by suppliers; foreign currency fluctuations that could adversely impact revenue growth or earnings; whether we will see continued investment in capital equipment, in particular given the global liquidity and credit conditions; demand from customers that operate in cyclical industries; the extent to which global liquidity and credit conditions impact the collectability of accounts receivable from our customers; the extent and timing of government funding for research; the actual costs, timing and benefits of restructuring activities (such as our previously announced employee reductions, our Northern California operations consolidation and other actions) and other efficiency improvement activities (such as our global procurement, lower-cost manufacturing and outsourcing initiatives); the timing and amount of share-based compensation; the ability of our company and Agilent Technologies, Inc. (“Agilent”) to complete the announced acquisition of our company by Agilent (the “Merger”); the affect on our business operations and financial results of the announcement, the pendency, and activities relating to the completion of the Merger, including the recently announced undertaking to divest certain of the Company’s product lines in order to secure regulatory approval to complete the Merger; the affect of certain restrictions on our ability to conduct our business under the Merger agreement with Agilent; and other risks detailed from time to time in our filings with the U.S. Securities and Exchange Commission (the “SEC”). We undertake no special obligation to update any forward-looking statements, whether in response to new information, future events or otherwise.

Results of Operations

First Quarter of Fiscal Year 2010 Compared to First Quarter of Fiscal Year 2009

Segment Results

For financial reporting purposes, our operations are grouped into two reportable business segments: Scientific Instruments and Vacuum Technologies. The following table presents comparisons of our sales and operating earnings for each of those segments and in total for the first quarter of fiscal years 2010 and 2009:

	Fiscal Quarter Ended				Increase (Decrease)
	January 1, 2010		January 2, 2009
	$	% of Sales	$	% of Sales	$	%
(dollars in millions)
Sales by Segment:
Scientific Instruments	$166.6	82.8%	$171.8	82.5%	$(5.2)	(3.0)%
Vacuum Technologies	34.6	17.2	36.4	17.5	(1.8)	(5.0)

Total company	$201.2	100.0%	$208.2	100.0%	$(7.0)	(3.4)%

Operating Earnings by Segment:
Scientific Instruments	$9.4	5.7%	$16.4	9.6%	$(7.0)	(42.6)%
Vacuum Technologies	7.1	20.6	7.1	19.3	—	—

Total segments	16.5	8.2	23.5	11.3	(7.0)	(29.5)
General corporate	(4.0)	(2.0)	(3.6)	(1.7)	(0.4)	(14.5)

Total company	$12.5	6.2%	$19.9	9.6%	$(7.4)	(37.4)%

Scientific Instruments. The decrease in Scientific Instruments sales was primarily attributable to lower sales volume and lower average selling prices of certain analytical instruments products partly offset by increased sales volume of our research products and consumables products. The weaker U.S. dollar had a positive impact on reported revenues. Revenue in the first quarter of fiscal year 2010 was affected by the negative impact of customers’ uncertainty and employee and other disruptions related to the announcement and pendency of the acquisition by Agilent (particularly for analytical instruments products) and by the impact of continued global economic weakness on capital equipment spending. The increase in research products revenue was primarily due to unusually low sales of these products in the prior year quarter caused primarily by delays related to laboratory readiness and access to customer sites, duration of installations and availability of key components or installation personnel.

Scientific Instruments operating earnings for the first quarter of fiscal year 2010 included $1.8 million of costs resulting from the pending acquisition by Agilent, acquisition-related intangible amortization of $1.8 million and restructuring and other related costs of $0.7 million. In comparison, Scientific Instruments operating earnings for the first quarter of fiscal year 2009 included acquisition-related intangible amortization of $2.1 million and restructuring and other related costs of $1.6 million. Excluding the impact of these items, operating earnings decreased as a percentage of sales primarily due to the negative impact of product mix and lower average selling prices for certain analytical instruments products and the weaker U.S. dollar (which was favorable to reported sales but unfavorable to reported operating margins), partially offset by cost reduction activities implemented in the second quarter of fiscal year 2009.

Vacuum Technologies. The decrease in Vacuum Technologies sales was driven mainly by lower sales volume of products for both industrial and life science applications, primarily due to the impact of continued global economic weakness on capital equipment spending, partly offset by the positive impact of the weaker U.S. dollar on reported revenues.

The increase in Vacuum Technologies operating earnings as a percentage of sales was primarily due to the positive impact of cost reduction activities implemented in the second quarter of fiscal year 2009, partially offset by the negative impact of lower sales volume and the weaker U.S. dollar (which was favorable to reported sales but unfavorable to reported operating margins).

Consolidated Results

The following table presents comparisons of our sales and other selected consolidated financial results for the first quarter of fiscal years 2010 and 2009:

	Fiscal Quarter Ended
	January 1, 2010		January 2, 2009		Increase (Decrease)
		% of		% of
	$	Sales	$	Sales	$	%
(dollars in millions, except per share data)
Sales:	$201.2	100.0%	$208.2	100.0%	$(7.0)	(3.4)%

Gross profit	86.9	43.2	95.3	45.8	(8.4)	(8.9)

Operating expenses:
Selling, general and administrative	59.9	29.8	60.9	29.2%	(1.0)	(1.7)
Research and development	14.5	7.2	14.5	7.0	—	—

Total operating expenses	74.4	37.0	75.4	36.2	(1.0)	(1.3)

Operating earnings	12.5	6.2	19.9	9.6	(7.4)	(37.4)
Interest income	0.5	0.3	0.5	0.3	—	—
Interest expense	(0.3)	(0.2)	(0.3)	(0.2)	—	—
Income tax expense	(4.6)	(2.3)	(7.1)	(3.4)	2.5	35.6

Net earnings	$8.1	4.0%	$13.0	6.3%	$(4.9)	(38.1)%

Net earnings per diluted share	$0.28		$0.45		$(0.17)

Sales. As discussed under the heading Segment Results above, sales by our Scientific Instruments and Vacuum Technologies segments in the first quarter of fiscal year 2010 decreased by 3.0% and 5.0%, respectively, compared to the prior-year quarter. On a consolidated basis, sales declined 3.4% in the first quarter of fiscal year 2010. This decrease was primarily due to the impact of continued global economic weakness on capital equipment spending and by customers’ uncertainty and employee and other disruptions related to the announcement and pendency of the acquisition by Agilent. Reported sales were positively impacted by the weaker U.S. dollar, which weakened approximately 5% on a weighted-average basis compared to most major currencies in which we sell products and services.

For geographic reporting purposes, we refer to four regions – North America (excluding Mexico), Europe (including the Middle East and Africa), Asia Pacific (including India) and Latin America (including Mexico). Sales by geographic region in the first quarters of fiscal years 2010 and 2009 were as follows:

	Fiscal Quarter Ended
	January 1, 2010		January 2, 2009		Increase (Decrease)
	$	% of Sales	$	% of Sales	$	%
(dollars in millions)
Geographic Region
North America	$62.4	31.0%	$65.2	31.3%	$(2.8)	(4.3)%
Europe	80.1	39.8	83.9	40.3	(3.8)	(4.5)
Asia Pacific	46.9	23.3	47.1	22.6	(0.2)	(0.5)
Latin America	11.8	5.9	12.0	5.8	(0.2)	(2.4)

Total company	$201.2	100.0%	$208.2	100.0%	$(7.0)	(3.4)%

The decrease in sales in all regions was primarily attributable to the negative impact of continued global economic weakness on capital equipment spending and the negative impact of customers’ uncertainty and employee and other disruptions related to the announcement and pendency of the acquisition by Agilent. Reported sales outside North America were favorably impacted by the weakening of the U.S. dollar compared to the prior year quarter.

Gross Profit. Gross profit for the first quarter of fiscal year 2010 reflects the impact of $1.6 million in amortization expense relating to acquisition-related intangible assets and $0.2 million in restructuring and other related costs. In comparison, gross profit for the first quarter of fiscal year 2009 reflects the impact of $1.6 million in amortization expense relating to acquisition-related intangible assets and $0.9 million in restructuring and other related costs. Excluding the impact of these items, gross profit as a percentage of sales decreased primarily due to product mix, lower average selling prices of certain analytical instruments products, and the impact of the weaker U.S. dollar (which was unfavorable to reported gross profit, but favorable to reported sales) partially offset by cost reduction activities implemented in the second quarter of fiscal year 2009.

Selling, General and Administrative. Selling, general and administrative expenses for the first quarter of fiscal year 2010 included $3.2 million of costs resulting from the pending acquisition by Agilent, $0.2 million in amortization expense relating to acquisition-related intangible assets and $0.1 million in restructuring and other related costs. In comparison, selling, general and administrative expenses for the first quarter of fiscal year 2009 included $0.5 million in amortization expense relating to acquisition-related intangible assets and $0.6 million in restructuring and other related costs. Excluding the impact of these items, the selling, general and administrative expenses as a percentage of sales declined due to cost reduction activities implemented in the second quarter of fiscal year 2009, partly offset by the unfavorable impact of the weaker U.S. dollar.

Research and Development. Research and development expenses for the first quarter of fiscal year 2010 reflect the impact of restructuring and other related costs of $0.4 million. In comparison, research and development expenses for the first quarter of fiscal year 2009 reflect the impact of restructuring and other related costs of $0.2 million. Excluding the impact of these items, research and development expenses as a percentage of sales were essentially flat compared to the first quarter of fiscal 2009.

Restructuring Activities. We have committed to several restructuring plans in order to improve operational efficiencies, centralize functions, reallocate resources and reduce operating costs. From the respective inception dates of these plans through January 1, 2010, we have incurred a total of $12.2 million in restructuring expense and a total of $10.6 million in other costs related directly to those plans (comprised primarily of employee retention and relocation costs and accelerated depreciation of assets disposed upon the closure of facilities). Of the $10.6 million in other restructuring-related costs, $0.7 million was recorded in the first quarter of fiscal year 2010 which was primarily related to the fiscal year 2007 restructuring plan.

The following table sets forth changes in the Company’s aggregate liability relating to all ongoing restructuring plans during the first quarter of fiscal year 2010:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at October 2, 2009	$579	$398	$977
Charges to expense, net	34	—	34
Cash payments	(248)	(10)	(258)
Foreign currency impacts and other adjustments	(2)	(2)	(4)

Balance at January 1, 2010	$363	$386	$749

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

These estimated cost savings are expected to impact cost of sales, selling, general and administrative expenses and research and development expenses. Some of these cost savings have been and will continue to be reinvested in other parts of our business, for example, as part of our continued emphasis on IRD and consumable products. In addition, unrelated cost increases in other areas of our operations have and could in the future offset some or all of these cost savings. Although it is difficult to quantify with any precision our actual cost savings to date from these activities, some of which are still ongoing, we currently believe that the ultimate savings realized will not differ materially from these estimates.

Income Tax Expense. The effective income tax rate was 36.2% for the first quarter of fiscal year 2010, compared to 35.3% for the first quarter of fiscal year 2009. The higher effective tax rate in the first quarter of fiscal year 2010 was primarily due to the expiration of the U.S. federal research and development tax credit.

Net Earnings. Net earnings for the first quarter of fiscal year 2010 reflect the after-tax impacts of $3.2 million of pre-tax costs resulting from the pending acquisition by Agilent, $1.8 million in pre-tax acquisition-related intangible amortization and $0.7 million in pre-tax restructuring and other related costs. Net earnings for the first quarter of fiscal year 2009 reflect the after-tax impacts of $2.1 million in acquisition-related intangible amortization and $1.7 million in restructuring and other related costs. Excluding the after-tax impact of these items, the decrease in net earnings in the first quarter of fiscal year 2010 was primarily attributable to lower gross profits as a percentage of sales.

Outlook

The diversity of our products, the applications we serve and our worldwide distribution position us well. However, we continue to operate in difficult global economic conditions. The uncertainty of these conditions, as well as customers’ uncertainty and employee and other disruptions related to the announcement and pendency of our acquisition by Agilent and related divestitures being undertaken in order to obtain regulatory approval of that acquisition, make it difficult for us to project our near-term results of operations. These conditions could further impact our business and have an adverse effect on our financial position, results of operations or cash flows. In addition, we have incurred and will continue to incur legal and other expenses in connection with the pending acquisition by Agilent, which could have an adverse effect on our financial position, results of operations or cash flows.

Liquidity and Capital Resources

We generated $22.7 million of cash from operating activities in the first quarter of fiscal year 2010, compared to $16.9 million generated in the first quarter of fiscal year 2009. The increase in operating cash flows was primarily due to increased advance payments from customers, reduced inventory purchases, and increased net earnings after adjustments for noncash income and expenses partly offset by decreased cash collections (due to lower prior-quarter revenues).

We used $3.4 million of cash for investing activities in the first quarter of fiscal year 2010, which compares to $2.5 million used for investing activities in the first quarter of fiscal year 2009. In the first quarter of fiscal year 2009, we received a $5.0 million non-refundable first surrender payment under an agreement with VMS in which we agreed to surrender to them the sublease for our facility in Palo Alto, CA in exchange for $21.0 million. The remaining $16.0 million is due when we fully surrender the facility in the third quarter of fiscal year 2010. Excluding the first surrender payment, cash used for investing activities decreased $4.1 million in the first quarter of fiscal year 2010 compared to the same period in the prior year primarily due to reduced capital spending levels, as we have completed the majority of our spending related to the construction of our IRD facility in Walnut Creek, partially offset by $1.3 million of cash paid in connection with the acquisition of certain net assets of Analogix, Inc. (the “Analogix Business”).

We generated $1.6 million of cash from financing activities in the first quarter of fiscal year 2010, which compares to $0.5 million generated by financing activities in the first quarter of fiscal year 2009. Cash generated from financing activities in the first quarter of fiscal year 2010 was higher due to higher stock option exercise volume.

We maintain relationships with banks in many countries from whom we sometimes obtain bank guarantees and short-term standby letters of credit. These guarantees and letters of credit relate primarily to advance payments and deposits made to our subsidiaries by customers for which separate liabilities are recorded in the unaudited condensed consolidated financial statements. As of January 1, 2010, a total of $13.8 million of these bank guarantees and letters of credit were outstanding. No amounts had been drawn by beneficiaries under these or any other outstanding guarantees or letters of credit as of that date.

As of both January 1, 2010 and October 2, 2009, we had an $18.8 million term loan outstanding with a U.S. financial institution at a fixed interest rate of 6.7%. The term loan contains certain covenants that limit future borrowings and the payment of cash dividends and require the maintenance of certain levels of working capital and operating results. We were in compliance with all restrictive covenants of the term loan agreement at January 1, 2010.

As of January 1, 2010, we had several outstanding contingent consideration arrangements relating to acquired businesses. Amounts subject to these arrangements can be earned over the respective measurement period, depending on the performance of the acquired business relative to certain financial or operational targets.

The following table summarizes contingent consideration arrangements as of January 1, 2010:

Acquired Company/Business	Remaining Amount Available (maximum)	Measurement Period	Measurement Period End Date
	(in millions)
Oxford Diffraction Limited	$ 7.0	3 years	April 2011
Analogix Business	2.8	3 years	December 2010
Other	0.3	2 years	July 2010

Total	$10.1

We also have an outstanding contingent consideration arrangement related to the purchase of certain assets. Remaining maximum contingent amounts under this arrangement were $2.6 million as of January 1, 2010.

During the first quarter of fiscal year 2010, we made a cash payment of $1.3 million which was accrued as part of the purchase price to secure the seller’s indemnification obligations in connection with the acquisition of the Analogix Business in fiscal year 2007.

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

We had no material cancelable or non-cancelable commitments for capital expenditures as of January 1, 2010. In the aggregate, we currently anticipate that our capital expenditures will be less than 2.0% of sales for fiscal year 2010.

In February 2008, our Board of Directors approved a stock repurchase program under which we are authorized to utilize up to $100 million to repurchase shares of our common stock. During the first quarter of fiscal year 2010, we did not purchase any shares under this authorization. This repurchase program expired on December 31, 2009.

Our liquidity is affected by many other factors, including on-going operations of our business, the pending acquisition by Agilent and external economic conditions. Our liquidity has not been materially affected by the pending acquisition, the deterioration in the global financial markets or global economic conditions in general. However, current financial and economic conditions could adversely impact the availability of credit to us as well as to our customers and suppliers.

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

We nonetheless believe that cash generated from operations, together with our current cash and cash equivalents balances and current borrowing capability, will be sufficient to satisfy our cash requirements for the next 12 months. There can be no assurance, however, that our business will continue to generate cash flows at current levels or that credit will be available to us if and when needed. Future operating performance and our ability to obtain credit will be subject to future economic conditions as well as financial, business and other factors, including the affects of the pendency of the acquisition by Agilent.

Contractual Obligations and Other Commercial Commitments

The following table summarizes the amount and estimated timing of future cash expenditures relating to principal and interest payments on outstanding long-term debt, minimum rentals due for certain facilities and other leased assets under long-term, non-cancelable operating leases and other long-term liabilities as of January 1, 2010:

	Nine Months Ending Oct. 1, 2010	Fiscal Years						Total
		2011	2012	2013	2014	2015	Thereafter
(in thousands)
Operating leases	$5,061	$5,741	$3,347	$2,312	$1,730	$1,460	$595	$20,246
Long-term debt (including current portion)	6,250	—	6,250	—	6,250	—	—	18,750
Interest on long-term debt	838	838	733	419	314	—	—	3,142
Other long-term liabilities	—	5,592	3,550	2,929	2,805	2,593	25,511	42,980

Total	$12,149	$12,171	$13,880	$5,660	$11,099	$4,053	$26,106	$85,118

As of January 1, 2010, we did not have any off-balance sheet commercial commitments that could result in a significant cash outflow upon the occurrence of some contingent event, except for contingent payments of up to a maximum of $10.1 million related to acquisitions and $2.6 million related to the purchase of certain assets as discussed under Liquidity and Capital Resources above, the specific amounts of which are not currently determinable.

Recent Accounting Standards

In December 2008, the FASB issued additional disclosure requirements for plan assets of a defined benefit pension or other postretirement plan. The required disclosures include a description of the Company’s investment policies and strategies, the fair value of each major category of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets and the significant concentrations of risk within plan assets. These additional disclosures are effective for annual disclosure for fiscal years ending after December 15, 2009. We do not expect the adoption of the new disclosure requirements in fiscal year 2010 to have a material impact on our financial condition or results of operations.

In October 2009, the FASB issued two new accounting standards that provide guidance for revenue recognition. The first standard revises guidance for arrangements with multiple deliverables. This accounting standard replaces the term fair value in the revenue recognition allocation guidance with selling price and establishes a hierarchy for determining the selling price of a deliverable. The selling price of each deliverable will first be based on vendor specific objective evidence (“VSOE”) if available, second on third-party evidence (“TPE”) if VSOE is not available and third on estimated selling price if neither VSOE nor TPE is available. In addition, the residual method is no longer permitted as vendors are now required to allocate arrangement consideration using the relative selling price method. The second new accounting standard excludes from the scope of software revenue recognition, software components contained in, and essential to the functionality of, tangible products. These two new accounting standards require expanded qualitative and quantitative disclosures and are effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We do not expect the adoption of these accounting standards in the first quarter of fiscal year 2011 to have a material impact on our financial condition or results of operations.

In January 2010, the FASB issued an accounting standard update that clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’

disclosures about postretirement benefit plan assets. These additional disclosures are effective for interim and annual reporting periods beginning after December 15, 2009. We do not expect our adoption of this accounting standard update in the second quarter of fiscal year 2010 to have a material impact on our financial condition or results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk. We enter into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations on assets and liabilities denominated in non-functional currencies. From time to time, we also enter into foreign exchange forward contracts to minimize the impact of foreign currency fluctuations on forecasted transactions. The success of our hedging activities depends on our ability to forecast balance sheet exposures and transaction activity in various foreign currencies. To the extent that these forecasts are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses. However, we believe that in most cases any such gains or losses would be substantially offset by losses or gains from the related foreign exchange forward contracts. Therefore, we believe that the direct effect of an immediate 10% change in the exchange rate between the U.S. dollar and all other currencies is not reasonably likely to have a material adverse effect on our financial condition or results of operations.

During the first quarter of fiscal year 2010, we were not party to any foreign exchange forward contracts designated as cash flow hedges of forecasted transactions.

Our foreign exchange forward contracts generally do not extend beyond one month in original maturity. A summary of all foreign exchange forward contracts that were outstanding as of January 1, 2010 follows:

	Notional Value Sold	Notional Value Purchased
(in thousands)
Australian dollar	$—	$34,219
British pound	—	13,514
Euro	—	10,573
Japanese yen	5,688	—
Korean won	2,558	—
Taiwan dollar	1,861	—
Canadian dollar	1,507	—
Singapore dollar	1,173	—

Total	$12,787	$58,306

Interest Rate Risk. We have no material exposure to market risk for changes in interest rates. We invest any excess cash primarily in depository accounts and money market funds, and changes in interest rates would not be material to our financial condition or results of operations. We enter into debt obligations principally to support general corporate purposes, including working capital requirements, capital expenditures and acquisitions. At January 1, 2010, our debt obligations had fixed interest rates.

Based upon rates currently available to us for debt with similar terms and remaining maturities, the carrying amounts of long-term debt approximate their estimated fair values. Although payments under certain of our operating leases for our facilities are tied to market indices, we are not exposed to material interest rate risk associated with our operating leases.

Debt Obligations.

Principal Amounts and Related Weighted-Average Interest Rates By Year of Maturity

	Nine Months Ending Oct. 1, 2010	Fiscal Years						Total
		2011	2012	2013	2014	2015	Thereafter
(in thousands)
Long-term debt (including current portion)	$6,250	$—	$6,250	$—	$6,250	$—	$—	$18,750
Average interest rate	6.7%	—%	6.7%	—%	6.7%	—%	—%	6.7%

Defined Benefit Retirement Plans. Most of our retirement plans, including all U.S.-based plans, are defined contribution plans. However, we also provide defined benefit pension plans in certain countries outside of the U.S. Our obligations under these defined benefit plans will ultimately be settled in the future and are therefore subject to estimation. Defined benefit pension accounting under FASB Accounting Standard Codification (“ASC”) 715-30, Defined Benefit Plans-Pension, is intended to reflect the recognition of future benefit costs over the employees’ estimated service periods based on the terms of the pension plans and our investment and funding decisions.

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

Disclosure Controls and Procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our Chief Executive Officer and the Chief Financial Officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q (for the period ended January 1, 2010), our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the first quarter of our fiscal year 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

See Part I, Item 3—Legal Proceedings in Amendment No. 1 on Form 10-K/A for the fiscal year ended October 2, 2009, which Amendment was filed with the SEC on January 29, 2010.

Item 1A.	Risk Factors

See Item 1A—Risk Factors presented in our Annual Report on Form 10-K for the fiscal year ended October 2, 2009, which we encourage you to carefully consider.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) During the fiscal quarter ended January 1, 2010, the Company repurchased and retired 4,000 shares tendered to it by employees in settlement of employee tax withholding obligations due from those employees upon the vesting of restricted stock.

Item 6.	Exhibits

(a) Exhibits.

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date	Exhibit Number	Filed Herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.				X

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

VARIAN, INC. (Registrant)

Date: February 5, 2010	By:	/S/ G. EDWARD MCCLAMMY
G. Edward McClammy Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)