Form 10-Q
period 2010-04-02
VARIAN INC
filed 2010-05-12
CIK 1079028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2010

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

The number of shares of the registrant’s common stock outstanding as of May 7, 2010 was 29,084,386.

VARIAN, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED APRIL 2, 2010

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

VARIAN, INC. AND SUBSIDIARY COMPANIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

(In thousands, except per share amounts)

	Fiscal Quarter Ended		Six Months Ended
	April 2,	April 3,	April 2,	April 3,
	2010	2009	2010	2009
Sales
Products	$176,269	$172,613	$342,856	$348,467
Services	35,586	32,813	70,179	65,195

Total sales	211,855	205,426	413,035	413,662

Cost of sales
Products	101,332	97,436	195,920	191,959
Services	21,155	18,466	40,870	36,858

Total cost of sales	122,487	115,902	236,790	228,817

Gross profit	89,368	89,524	176,245	184,845

Operating expenses
Selling, general and administrative	59,752	59,278	119,629	120,194
Research and development	14,999	14,745	29,545	29,259

Total operating expenses	74,751	74,023	149,174	149,453

Operating earnings	14,617	15,501	27,071	35,392
Interest income	920	338	1,450	925
Interest expense	(325)	(335)	(658)	(657)

Earnings before income taxes	15,212	15,504	27,863	35,660
Income tax expense	5,537	5,318	10,117	12,433

Net earnings	$9,675	$10,186	$17,746	$23,227

Net earnings per share:
Basic	$0.33	$0.35	$0.61	$0.81

Diluted	$0.33	$0.35	$0.61	$0.80

Shares used in per share calculation:
Basic	28,940	28,853	28,902	28,853

Diluted	29,303	28,952	29,263	28,963

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

VARIAN, INC. AND SUBSIDIARY COMPANIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands, except par value amounts)

	April 2, 2010	October 2, 2009

ASSETS
Current assets
Cash and cash equivalents	$232,271	$209,348
Accounts receivable, net	155,867	159,958
Inventories	131,932	136,704
Deferred taxes	38,715	38,349
Prepaid expenses and other current assets	15,125	15,488

Total current assets	573,910	559,847
Property, plant and equipment, net	104,469	114,363
Goodwill	211,426	216,223
Intangible assets, net	24,088	28,334
Other assets	26,447	25,420

Total assets	$940,340	$944,187

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current portion of long-term debt	$6,250	$6,250
Accounts payable	55,620	63,368
Deferred profit	8,019	8,935
Accrued liabilities	163,545	171,103

Total current liabilities	233,434	249,656
Long-term debt	12,500	12,500
Deferred taxes .	2,541	2,505
Other liabilities	41,935	41,255

Total liabilities	290,410	305,916

Commitments and contingencies (Notes 2, 6, 7, 9, 10, 11, 12 and 13)

Stockholders’ equity
Common stock—par value $0.01, authorized—99,000 shares; issued and outstanding—29,079 shares at April 2, 2010 and 28,971 shares at October 2, 2009	375,376	368,324
Retained earnings	237,169	220,068
Accumulated other comprehensive income	37,385	49,879

Total stockholders’ equity	649,930	638,271

Total liabilities and stockholders’ equity	$940,340	$944,187

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

VARIAN, INC. AND SUBSIDIARY COMPANIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Six Months Ended
	April 2, 2010	April 3, 2009

Cash flows from operating activities
Net earnings	$17,746	$23,227
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	13,211	13,371
Loss (gain) on disposition of property, plant and equipment	13	(4)
Share-based compensation expense	2,073	4,311
Deferred taxes	896	(655)
Unrealized loss (gain) on currency remeasurement	1,923	(6,363)
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	(77)	32,119
Inventories	1,147	1,182
Prepaid expenses and other current assets	171	229
Other assets	(1,628)	(1,148)
Accounts payable	(6,006)	(9,394)
Deferred profit	(721)	1,548
Accrued liabilities	(3,337)	(6,900)
Other liabilities	1,122	(1,013)

Net cash provided by operating activities	26,533	50,510

Cash flows from investing activities
Proceeds from sale of property, plant and equipment	101	5,246
Purchase of property, plant and equipment	(2,381)	(15,137)
Acquisitions, net of cash acquired	(1,918)	(2,247)

Net cash used in investing activities	(4,198)	(12,138)

Cash flows from financing activities
Repurchase of common stock	(864)	(7,475)
Issuance of common stock	4,553	2,315
Transfers to Varian Medical Systems, Inc.	(409)	(365)

Net cash provided by (used in) financing activities	3,280	(5,525)

Effects of exchange rate changes on cash and cash equivalents	(2,692)	(6,237)

Net increase in cash and cash equivalents	22,923	26,610
Cash and cash equivalents at beginning of period	209,348	103,895

Cash and cash equivalents at end of period	$232,271	$130,505

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Unaudited Interim Condensed Consolidated Financial Statements

These unaudited interim condensed consolidated financial statements of Varian, Inc. and its subsidiary companies (collectively, the “Company”) have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The October 2, 2009 balance sheet data was derived from audited financial statements, but does not include all disclosures required in audited financial statements by U.S. GAAP. These unaudited interim condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 2, 2009 filed with the SEC. In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. The results of operations for the six months ended April 2, 2010 are not necessarily indicative of the results to be expected for a full year or for any other periods.

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

Merger Agreement. On July 26, 2009, the Company, Agilent Technologies, Inc., a Delaware corporation (“Agilent”), and Cobalt Acquisition Corp., a Delaware corporation and wholly owned subsidiary of Agilent (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Merger Sub will, subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, merge with and into the Company and the Company will survive the merger and continue as a wholly owned subsidiary of Agilent (the “Merger”). Pursuant to the terms of the Merger Agreement and subject to the conditions thereof, at the effective time of the Merger (the “Effective Time”), each share of common stock of the Company issued and outstanding immediately prior to the Effective Time will be converted into the right to receive $52.00 in cash, without interest.

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

Fiscal Periods. The Company’s fiscal years reported are the 52- or 53-week periods ending on the Friday nearest September 30. Fiscal year 2010 will comprise the 52-week period ending October 1, 2010, and fiscal year 2009 was comprised of the 52-week period ended October 2, 2009. The fiscal quarters and six months ended April 2, 2010 and April 3, 2009 each comprised 13 weeks and 26 weeks, respectively.

Note 3.	Comprehensive (Loss) Income

A summary of the components of the Company’s comprehensive (loss) income follows:

	Fiscal Quarter Ended		Six Months Ended
	April 2, 2010	April 3, 2009	April 2, 2010	April 3, 2009

(in thousands)
Net earnings	$9,675	$10,186	$17,746	$23,227
Other comprehensive loss:
Currency translation adjustment	(10,793)	(13,684)	(12,493)	(46,253)
Reduction in minimum liability due to curtailment of defined benefit pension plan, net of tax of ($854)	—	2,196	—	2,196

Total other comprehensive loss	(10,793)	(11,488)	(12,493)	(44,057)

Total comprehensive (loss) income	$(1,118)	$(1,302)	$5,253	$(20,830)

Note 4.	Fair Value Measurements

Effective October 3, 2009 (the first day of fiscal year 2010), the Company adopted ASC 820, Fair Value Measurements and Disclosures, for certain non-recurring nonfinancial assets and nonfinancial liabilities.

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

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial assets measured at fair value on a recurring basis as of April 2, 2010 follow:

	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(in thousands)
Financial assets:
Money market funds (cash equivalents)	$60,876	$—	$—	$60,876

Total financial assets	$60,876	$—	$—	$60,876

The cost basis of cash and cash equivalents approximates fair value due to the short period of time to maturity.

Note 5.	Balance Sheet Detail

	April 2, 2010	October 2, 2009

(in thousands)
Inventories
Raw materials and parts	$59,291	$60,222
Work in process	24,115	22,596
Finished goods	48,526	53,886

Total	$131,932	$136,704

Deferred profit
Revenue	$20,162	$20,601

Cost of sales	$(12,143)	$(11,666)

Note 6.	Forward Exchange Contracts

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

During the fiscal quarter and six months ended April 2, 2010, the Company recognized a net foreign currency loss of $0.2 million and a net foreign currency gain of $0.5 million, respectively. During the fiscal quarter and six months ended April 3, 2009, the Company recognized a net foreign currency gain of $0.2 million and a net foreign currency loss of $0.9 million, respectively.

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

As of April 2, 2010, the Company had foreign exchange forward contracts to purchase the U.S. dollar equivalent of $61.4 million and to sell the U.S. dollar equivalent of $19.6 million in various foreign currencies.

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

Contingent Consideration Arrangements. The Company is, from time to time, obligated to pay additional cash purchase price amounts in the event that certain financial or operational milestones are met by acquired businesses. As of April 2, 2010, up to a maximum of $6.3 million could be payable through April 2011 under contingent consideration arrangements relating to acquired businesses. Amounts subject to these arrangements can be earned over their respective measurement periods, depending on the performance of the acquired business relative to certain financial and/or operational targets.

The following table summarizes contingent consideration arrangements as of April 2, 2010:

Acquired Company/Business	Remaining Amount Available (maximum)		Measurement Period	Measurement Period End Date
	(in millions	)
Oxford Diffraction Limited	$ 4.0		3 years	April 2011
Analogix Business	2.0		3 years	December 2010
Other	0.3		1 year	July 2010

Total	$ 6.3

Note 8.	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for each of the Company’s reporting segments in the first six months of fiscal year 2010 were as follows:

	Scientific Instruments	Vacuum Technologies	Total Company

(in thousands)
Balance as of October 2, 2009	$215,257	$966	$216,223
Contingent payments on prior-year acquisitions	599	—	599
Foreign currency impacts and other adjustments	(5,396)	—	(5,396)

Balance as of April 2, 2010	$210,460	$966	$211,426

As required by ASC 350-20-35-28, Intangibles - Goodwill and Other, the Company performs an annual goodwill impairment assessment. This assessment is performed in the second quarter of each fiscal year. During the fiscal quarter ended April 2, 2010, the Company completed its annual impairment test and determined that there was no impairment of goodwill.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following intangible assets have been recorded and are being amortized by the Company:

	April 2, 2010
	Gross	Accumulated Amortization	Net

(in thousands)
Intangible assets
Existing technology	$16,132	$(12,763)	$3,369
Patents and core technology	37,408	(18,929)	18,479
Trade names and trademarks	2,460	(2,185)	275
Customer lists	12,936	(11,435)	1,501
Other	3,094	(2,630)	464

Total	$72,030	$(47,942)	$24,088

	October 2, 2009
	Gross	Accumulated Amortization	Net

(in thousands)
Intangible assets
Existing technology	$16,244	$(11,738)	$4,506
Patents and core technology	38,515	(17,349)	21,166
Trade names and trademarks	2,400	(2,120)	280
Customer lists	12,996	(11,173)	1,823
Other	3,227	(2,668)	559

Total	$73,382	$(45,048)	$28,334

Amortization expense relating to intangible assets was $1.8 million and $3.6 million during the fiscal quarter and six months ended April 2, 2010, respectively. Amortization expense relating to intangible assets was $1.8 million and $3.9 million during the fiscal quarter and six months ended April 3, 2009, respectively. At April 2, 2010, estimated amortization expense for the remainder of fiscal year 2010 and for each of the five succeeding fiscal years and thereafter follows:

(in thousands)
Estimated amortization expense
Six months ending October 1, 2010	$3,462
Fiscal year 2011	4,909
Fiscal year 2012	3,960
Fiscal year 2013	3,445
Fiscal year 2014	3,283
Fiscal year 2015	3,181
Thereafter	1,848

Total	$24,088

Note 9.	Restructuring Activities

Summary of Restructuring Plans. The Company has committed to several restructuring plans in order to improve operational efficiencies, centralize functions, reallocate resources and reduce operating costs.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth changes in the Company’s aggregate restructuring liability relating to all ongoing restructuring plans during the first and second quarters of fiscal year 2010 as well as total restructuring expense and other related costs recorded since the inception of those plans:

	Employee- Related	Facilities- Related	Total

(in thousands)
Balance at October 2, 2009	$579	$398	$977
Charges to expense, net	34	—	34
Cash payments	(248)	(10)	(258)
Foreign currency impacts and other adjustments	(2)	(2)	(4)

Balance at January 1, 2010	363	386	749
Cash payments	(158)	—	(158)
Foreign currency impacts and other adjustments	(7)	(17)	(24)

Balance at April 2, 2010	$198	$369	$567

Total expense since inception of plans
	Restructuring Expense	Other Restructuring- related Costs (1)
(in millions)
Fiscal Year 2009 Second Quarter Plan	$6.1	$1.1
Fiscal Year 2009 First Quarter Plan	1.4	0.1
Fiscal Year 2007 Plan	2.9	8.7
Fiscal Year 2005 Plan	1.8	0.7

Total	$12.2	$10.6

(1)

These costs related primarily to employee retention and relocation costs and accelerated depreciation of assets disposed upon the closure of facilities. Of the $10.6 million in other restructuring-related costs, $0.7 million was recorded in the first six months of fiscal year 2010 which primarily related to the fiscal year 2007 restructuring plan.

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

Changes in the Company’s estimated liability for product warranty during the six months ended April 2, 2010 and April 3, 2009 follow:

	Six Months Ended
	April 2, 2010	April 3, 2009

(in thousands)
Beginning balance	$13,273	$13,867
Charges to costs and expenses	10,194	10,876
Warranty expenditures and other adjustments	(10,399)	(11,429)

Ending balance	$13,068	$13,314

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

Credit Facilities. The Company maintains relationships with banks in many countries from whom it sometimes obtains bank guarantees and short-term standby letters of credit. These guarantees and letters of credit relate primarily to advance payments and deposits made to the Company’s subsidiaries by customers for which separate liabilities are recorded in the unaudited condensed consolidated financial statements. As of April 2, 2010, a total of $12.2 million of these bank guarantees and letters of credit were outstanding. No amounts had been drawn by beneficiaries under these or any other outstanding guarantees or letters of credit as of that date.

Long-term Debt. As of both April 2, 2010 and October 2, 2009, the Company had an $18.8 million term loan outstanding with a U.S. financial institution at a fixed interest rate of 6.7%. The term loan contains certain covenants that limit future borrowings and the payment of cash dividends and require the maintenance of certain levels of working capital and operating results. The Company was in compliance with all restrictive covenants of the term loan agreement at April 2, 2010.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes future principal payments on borrowings under long-term debt outstanding as of April 2, 2010:

	Six Months Ending Oct. 1,	Fiscal Years
	2010	2011	2012	2013	2014	2015	Thereafter	Total
(in thousands)
Long-term debt
(including current portion)	$6,250	$—	$6,250	$—	$6,250	$—	$—	$18,750

Based upon rates currently available to the Company for debt with similar terms and remaining maturities, the carrying amount of long-term debt approximates the estimated fair value.

Note 12.	Defined Benefit Retirement Plans

Net Periodic Pension Cost. The components of net periodic pension cost relating to the Company’s defined benefit retirement plans follow:

	Fiscal Quarter Ended		Six Months Ended
	April 2, 2010	April 3, 2009	April 2, 2010	April 3, 2009
(in thousands)
Service cost	$133	$249	$266	$498
Interest cost	679	705	1,358	1,410
Expected return on plan assets	(511)	(570)	(1,022)	(1,140)
Amortization of prior service cost and actuarial gains and losses	(1)	17	(2)	34
Curtailment loss recognized	—	135	—	135

Net periodic pension cost	$300	$536	$600	$937

Employer Contributions. During the fiscal quarter and six months ended April 2, 2010, the Company made contributions totaling approximately $0.1 million and $0.2 million to its defined benefit pension plans. The Company currently anticipates contributing an additional $0.1 million to these plans in the remaining six months of fiscal year 2010.

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

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Various uncertainties make it difficult to estimate future costs for certain of these environmental-related activities, specifically external legal expenses, VMS’ internal oversight costs, third-party claims and a former VAI facility where the likelihood and scope of further environmental-related activities are difficult to assess. As of April 2, 2010, it was nonetheless estimated that the Company’s future exposure for these environmental-related costs ranged in the aggregate from $1.0 million to $2.5 million. The time frame over which these costs are expected to be incurred varies with each type of cost, ranging up to approximately 30 years as of April 2, 2010. No amount in the foregoing range of estimated future costs is discounted, and no amount in the range is believed to be more probable of being incurred than any other amount in such range. The Company therefore had an accrual of $1.0 million as of April 2, 2010 for these future environmental-related costs.

Sufficient knowledge has been gained to be able to better estimate other costs for future environmental-related activities. As of April 2, 2010, it was estimated that the Company’s future costs for these environmental-related activities ranged in the aggregate from $2.5 million to $12.6 million. The time frame over which these costs are expected to be incurred varies, ranging up to approximately 30 years as of April 2, 2010. As to each of these ranges of cost estimates, it was determined that a particular amount within the range was a better estimate than any other amount within the range. Together, these amounts totaled $5.4 million at April 2, 2010. Because both the amount and timing of the recurring portion of these costs were reliably determinable, that portion is discounted at 4%, net of inflation. The Company therefore had an accrual of $4.0 million as of April 2, 2010, which represents its best estimate of these future environmental-related costs after discounting estimated recurring future costs. This accrual is in addition to the $1.0 million described in the preceding paragraph.

The Company has not reduced any environmental-related liability in anticipation of recoveries from third parties. However, an insurance company has agreed to pay a portion of certain of VAI’s (now VMS’) future environmental-related costs, for which the Company has an indemnification obligation, and the Company therefore has a long-term receivable of $1.0 million (discounted at 4%, net of inflation) in Other assets as of April 2, 2010, for the Company’s share of that insurance recovery.

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

Share-Based Compensation Expense. The following table summarizes the amount of share-based compensation expense by award type as well as the effect of this expense on income tax expense and net earnings:

	Fiscal Quarter Ended		Six Months Ended
	April 2,	April 3,	April 2,	April 3,
	2010	2009	2010	2009
(in thousands)
Share-based compensation expense by award type:
Employee and non-employee director stock options	$459	$1,272	$1,258	$2,637
Employee stock purchase plan	—	158	—	494
Restricted (nonvested) stock	382	290	815	955
Non-employee director stock units	—	225	—	225

Total share-based compensation expense (effect on earnings before income taxes)	841	1,945	2,073	4,311
Effect on income tax expense	(294)	(694)	(724)	(1,467)

Effect on net earnings	$547	$1,251	$1,349	$2,844

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Share-based compensation expense in the preceding table related to restricted (nonvested) stock includes $35,000 and $70,000 in the fiscal quarter and six months ended April 2, 2010, respectively, and $49,000 and $154,000 in the fiscal quarter and six months ended April 3, 2009, respectively, related to restricted stock granted in connection with the Company’s fiscal year 2007 restructuring plan.

Share-based compensation expense has been included in the Company’s unaudited condensed consolidated statement of earnings as follows:

	Fiscal Quarter Ended		Six Months Ended
	April 2, 2010	April 3, 2009	April 2, 2010	April 3, 2009

(in thousands)
Cost of sales	$47	$87	$110	$220
Selling, general and administrative	746	1,834	1,854	3,953
Research and development	48	24	109	138

Total	$841	$1,945	$2,073	$4,311

Stock Options. Under the Omnibus Stock Plan (“OSP”), the Company periodically grants stock options to officers, directors and employees. The exercise price for stock options granted under the OSP may not be less than 100% of the fair market value at the date of the grant. Options granted are exercisable at the times and on the terms established by the Compensation Committee, but not later than ten years after the date of grant (except in the event of death, after which an option is exercisable for three years). Options granted generally become exercisable in cumulative installments of one-third each year commencing one year following the date of grant. In accordance with covenants of the Merger Agreement, the Company did not grant any stock options under the OSP during the first six months of fiscal year 2010.

The following table summarizes stock option activity under the OSP for the six months ended April 2, 2010:

	Shares	Weighted Average Exercise Price

	(in thousands)
Outstanding at October 2, 2009	1,786	$43.80
Exercised	(103)	$37.40
Cancelled or expired	(6)	$46.89

Outstanding at April 2, 2010	1,677	$44.18

As of April 2, 2010, the unrecognized share-based compensation balance related to stock options was $2.0 million. This amount will be recognized as expense using the straight-line attribution method over a weighted-average amortization period of 1.0 years.

Restricted (Nonvested) Stock. Under the OSP, the Company also periodically grants restricted (nonvested) common stock to employees. Such grants are valued as of the grant date. These amounts are recognized by the Company as share-based compensation expense ratably over their respective vesting periods, which range from one to three years. In accordance with covenants of the Merger Agreement, the Company did not grant any restricted (nonvested) common stock under the OSP during the first six months of fiscal year 2010.

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes restricted (nonvested) common stock activity under the OSP for the six months ended April 2, 2010:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding and unvested at October 2, 2009	156	$32.51
Vested (1)	(60)	$35.47
Forfeited	—	—

Outstanding and unvested at April 2, 2010	96	$30.66

(1)	Includes shares tendered to the Company by employees in settlement of employee tax withholding obligations.

As of April 2, 2010, there was a total of $2.0 million in unrecognized share-based compensation expense related to restricted stock granted under the OSP. This expense will be recognized over a weighted-average amortization period of 1.7 years.

Non-Employee Director Stock Units. Under the terms of the OSP, on the first business day following each annual meeting of the Company’s stockholders, each person then serving as a non-employee director is automatically granted stock units having an initial value of $45,000. The stock units will vest upon termination of the director’s service on the Board of Directors and will then be satisfied by issuance of shares of the Company’s common stock. Each non-employee director who holds stock units will not have rights as a stockholder with respect to the shares issuable thereunder until such shares are paid out. The stock units are not transferable, except to the non-employee director’s designated beneficiary or estate in the event of his or her death. During the fiscal quarter ended April 3, 2009, the Company granted stock units with an aggregate value of $225,000 to non-employee members of its Board of Directors (of which there were five) and recognized the total value as share-based compensation expense at the time of grant. In accordance with covenants of the Merger Agreement, the Company did not grant any stock units under the OSP during the first six months of fiscal year 2010.

Employee Stock Purchase Plan. During the fiscal quarter ended January 1, 2010, employees purchased approximately 21,100 shares for $0.7 million under the Company’s Employee Stock Purchase Plan (“ESPP”). During the fiscal quarter and six months ended April 3, 2009, employees purchased approximately 42,000 shares for $1.2 million and 69,000 shares for $2.1 million, respectively, under the ESPP. On the first day of fiscal year 2010, the Company suspended employee contributions for future purchases under the ESPP in accordance with covenants of the Merger Agreement.

Stock Repurchase Programs. In February 2008, the Company’s Board of Directors approved a stock repurchase program under which the Company was authorized to utilize up to $100 million to repurchase shares of its common stock. During the first six months of fiscal year 2010, the Company did not repurchase any shares of its common stock under this authorization. This repurchase program expired on December 31, 2009.

Other Stock Repurchases. During the fiscal quarter and six months ended April 2, 2010, the Company repurchased and retired 13,000 and 17,000 shares, respectively, tendered to it by employees in settlement of employee tax withholding obligations due from those employees upon the vesting of restricted stock.

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

For both the fiscal quarter and six months ended April 2, 2010, options to purchase 292,000 shares were excluded from the calculation of diluted earnings per share as their effect was anti-dilutive. For the fiscal quarter and six months ended April 3, 2009, options to purchase 1,875,000 and 1,828,000 shares, respectively, were excluded from the calculation of diluted earnings per share as their effect was anti-dilutive.

A reconciliation of weighted-average basic shares outstanding to weighted-average diluted shares outstanding follows:

	Fiscal Quarter Ended		Six Months Ended
	April 2, 2010	April 3, 2009	April 2, 2010	April 3, 2009
(in thousands)
Weighted-average basic shares outstanding	28,940	28,853	28,902	28,853
Net effect of dilutive potential common stock	363	99	361	110

Weighted-average diluted shares outstanding	29,303	28,952	29,263	28,963

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

VARIAN, INC. AND SUBSIDIARY COMPANIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Sales		Sales
	Fiscal Quarter Ended		Six Months Ended
	April 2, 2010	April 3, 2009	April 2, 2010	April 3, 2009
(in millions)
Scientific Instruments	$171.1	$170.9	$337.7	$342.7
Vacuum Technologies	40.8	34.5	75.3	71.0

Total industry segments	$211.9	$205.4	$413.0	$413.7

	Pretax Earnings		Pretax Earnings
	Fiscal Quarter Ended		Six Months Ended
	April 2, 2010	April 3, 2009	April 2, 2010	April 3, 2009
(in millions)
Scientific Instruments	$9.6	$12.4	$19.1	$28.8
Vacuum Technologies	9.3	6.7	16.5	13.7

Total industry segments	18.9	19.1	35.6	42.5
General corporate	(4.3)	(3.6)	(8.5)	(7.1)
Interest income	0.9	0.3	1.4	0.9
Interest expense	(0.3)	(0.3)	(0.7)	(0.7)

Total	$15.2	$15.5	$27.8	$35.6

Note 18.	Recent Accounting Standards

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

Other risks and uncertainties that could cause actual results to differ materially from those in our forward-looking statements include, but are not limited to, the following: the pace and extent of improvements in global economic conditions; whether we will succeed in new product development, release, commercialization, performance and acceptance; whether we can achieve growth in sales for life science, environmental, energy or applied research and other applications; whether we can achieve sales growth in Europe, North America, Asia Pacific or Latin America; risks arising from the timing of shipments, installations and the recognition of revenues on certain research products, including nuclear magnetic resonance (“NMR”) spectroscopy systems, magnetic resonance (“MR”) imaging systems and fourier transform mass spectrometry (“FTMS”) systems and superconducting magnets; the impact of shifting product mix on profit margins; competitive products and pricing; economic conditions in our various product and geographic markets; whether we will see continued and timely delivery of key raw materials and components by suppliers; foreign currency fluctuations that could adversely impact revenue growth or earnings; whether we will see continued investment in capital equipment, in particular given the global liquidity and credit conditions; demand from customers that operate in cyclical industries; the extent to which global liquidity and credit conditions impact the collectability of accounts receivable from our customers; the extent and timing of government funding for research; the actual costs, timing and benefits of restructuring activities (such as our previously announced employee reductions, our Northern California operations consolidation and other actions) and other efficiency improvement activities (such as our global procurement, lower-cost manufacturing and outsourcing initiatives); the timing and amount of share-based compensation; the ability of our company and Agilent Technologies, Inc. (“Agilent”) to complete the announced acquisition of our company by Agilent (the “Merger”); the affect on our business operations and financial results of the announcement, the pendency, and activities relating to the completion of the Merger, including the undertaking to divest certain of the Company’s product lines in order to secure regulatory approval to complete the Merger; the affect of certain restrictions on our ability to conduct our business under the Merger agreement with Agilent; and other risks detailed from time to time in our filings with the U.S. Securities and Exchange Commission (the “SEC”). We undertake no special obligation to update any forward-looking statements, whether in response to new information, future events or otherwise.

Results of Operations

Second Quarter of Fiscal Year 2010 Compared to Second Quarter of Fiscal Year 2009

Segment Results

For financial reporting purposes, our operations are grouped into two reportable business segments: Scientific Instruments and Vacuum Technologies. The following table presents comparisons of our sales and operating earnings for each of those segments and in total for the second quarters of fiscal years 2010 and 2009:

	Fiscal Quarter Ended				Increase (Decrease)
	April 2, 2010		April 3, 2009
	$	% of Sales	$	% of Sales	$	%
(dollars in millions)
Sales by Segment:
Scientific Instruments	$171.1	80.8%	$170.9	83.2%	$0.2	0.1%
Vacuum Technologies	40.8	19.2	34.5	16.8	6.3	18.1

Total company	$211.9	100.0%	$205.4	100.0%	$6.5	3.1%

Operating Earnings by Segment:
Scientific Instruments	$9.6	5.6%	$12.4	9.6%	$(2.8)	(22.5)%
Vacuum Technologies	9.3	22.9	6.7	19.3	2.6	40.6

Total segments	18.9	9.0	19.1	11.3	(0.2)	(0.5)
General corporate	(4.3)	(2.1)	(3.6)	(1.7)	(0.7)	(22.1)

Total company	$14.6	6.9%	$15.5	9.6%	$(0.9)	(5.7)%

Scientific Instruments. Scientific Instruments sales were nearly flat in the second quarter of fiscal year 2010 compared to the prior-year quarter. Higher sales of our low-volume, high selling price research products (the timing of which is often impacted by factors such as laboratory readiness and access to customer sites, duration of installations and availability of key components and installation personnel) and, to a lesser extent, consumable products were offset by lower sales of analytical instrument products. The weaker U.S. dollar also had a positive impact on reported revenues. The lower sales of analytical instrument products was primarily attributable to the negative impact of customers’ uncertainty and employee and other disruptions related to the announcement and pendency of the acquisition by Agilent, which adversely impacted sales volume and average selling prices of certain analytical instrument products.

Scientific Instruments operating earnings for the second quarter of fiscal year 2010 included $3.2 million of costs resulting from the pending acquisition by Agilent and acquisition-related intangible amortization of $1.8 million. In comparison, Scientific Instruments operating earnings for the second quarter of fiscal year 2009 included acquisition-related intangible amortization of $1.7 million and restructuring and other related costs of $6.2 million. Excluding the impact of these items, operating earnings decreased as a percentage of sales primarily due to lower average selling prices for certain analytical instrument products and the impact of the weaker U.S. dollar (which was unfavorable to reported operating margins, but favorable to reported sales), partially offset by $1.5 million received from a customer in settlement of an unfulfilled volume purchase arrangement.

Vacuum Technologies. The increase in Vacuum Technologies sales was driven mainly by higher sales volume of products for both industrial and life science applications, primarily due to the impact of improved global economic conditions on capital equipment spending as well as the positive impact of the weaker U.S. dollar on reported sales.

Vacuum Technologies operating earnings for the second quarter of fiscal year 2009 included the impact of restructuring and other related costs of $0.8 million. Excluding the impact of these costs, the increase in Vacuum Technologies operating earnings as a percentage of sales was primarily due to the positive impact of higher sales volumes and cost reduction activities implemented in the second quarter of fiscal year 2009, partially offset by the weaker U.S. dollar (which was unfavorable to reported operating margins, but favorable to reported sales).

Consolidated Results

The following table presents comparisons of our sales and other selected consolidated financial results for the second quarters of fiscal years 2010 and 2009:

	Fiscal Quarter Ended
	April 2, 2010		April 3, 2009		Increase (Decrease)
		% of		% of
	$	Sales	$	Sales	$	%
(dollars in millions, except per share data)
Sales	$211.9	100.0%	$205.4	100.0%	$6.5	3.1%

Gross profit	89.4	42.2	89.5	43.6	(0.1)	(0.2)

Operating expenses:
Selling, general and administrative	59.8	28.2	59.3	28.9	0.5	0.8
Research and development	15.0	7.1	14.7	7.2	0.3	1.7

Total operating expenses	74.8	35.3	74.0	36.1	0.8	1.0

Operating earnings	14.6	6.9	15.5	7.5	(0.9)	(5.7)
Interest income	0.9	0.4	0.3	0.2	0.6	172
Interest expense	(0.3)	(0.1)	(0.3)	(0.2)	—	—
Income tax expense	(5.5)	(2.6)	(5.3)	(2.5)	(0.2)	(4.1)

Net earnings	$9.7	4.6%	$10.2	5.0%	$(0.5)	(5.0)%

Net earnings per diluted share	$0.33		$0.35		$(0.02)

Sales. As discussed under the heading Segment Results above, sales by our Scientific Instruments and Vacuum Technologies segments in the second quarter of fiscal year 2010 increased by 0.1% and 18.1%, respectively, compared to the prior-year quarter. On a consolidated basis, sales increased by 3.1% in the second quarter of fiscal year 2010. This increase was primarily due to increased sales volumes of Vacuum Technologies products and the positive impact of the weaker U.S. dollar, which weakened approximately 4% on a weighted-average basis compared to most major currencies in which we sell products and services.

For geographic reporting purposes, we refer to four regions – North America (excluding Mexico), Europe (including the Middle East and Africa), Asia Pacific (including India) and Latin America (including Mexico). Sales by geographic region in the second quarters of fiscal years 2010 and 2009 were as follows:

	Fiscal Quarter Ended
	April 2, 2010		April 3, 2009		Increase (Decrease)
	$	% of Sales	$	% of Sales	$	%
(dollars in millions)
Geographic Region
North America	$69.3	32.7%	$66.4	32.4%	$2.9	4.2%
Europe	70.7	33.4	77.9	37.9	(7.2)	(9.2)
Asia Pacific	59.3	28.0	48.4	23.5	10.9	22.5
Latin America	12.6	5.9	12.7	6.2	(0.1)	(0.7)

Total company	$211.9	100.0%	$205.4	100.0%	$6.5	3.1%

Sales in North America increased in the second quarter of fiscal year 2010 compared to the prior year quarter primarily due to higher sales of low-volume, high-selling price research products partly offset by decreased sales of analytical instrument products. The decrease in sales in Europe was primarily due to lower sales of analytical instrument products and research products, partly offset by increased sales of vacuum products. The increase in sales in Asia Pacific was primarily attributable to higher sales of research products and vacuum products, partly offset by decreased sales of analytical instruments. Sales of analytical instrument products were negatively impacted in all four regions by customers’ uncertainty and employee and other disruptions related to the announcement and pendency of the acquisition by Agilent.

As described above, the sales increase in North America was more pronounced due to the timing of sales of certain low-volume, high-selling price research products. We do not consider this geographic shift to be indicative of any particular trend for research products as a whole, but rather to be reflective of the variability in results that these low-volume, high-selling price research products can create.

Gross Profit. Gross profit for the second quarter of fiscal year 2010 reflects the impact of $1.6 million in amortization expense relating to acquisition-related intangible assets. In comparison, gross profit for the second quarter of fiscal year 2009 reflects the impact of $1.5 million in amortization expense relating to acquisition-related intangible assets and $2.3 million in restructuring and other related costs. Excluding the impact of these items, gross profit as a percentage of sales decreased primarily due to lower average selling prices of certain analytical instrument products and the impact of the weaker U.S. dollar (which was unfavorable to reported gross profit margins, but favorable to reported sales) partially offset by cost reduction activities implemented in the second quarter of fiscal year 2009 and the positive impact of higher sales volume for the Vacuum Technologies segment.

Selling, General and Administrative. Selling, general and administrative expenses for the second quarter of fiscal year 2010 included $4.3 million of costs resulting from the pending acquisition by Agilent and $0.2 million in amortization expense relating to acquisition-related intangible assets. In comparison, selling, general and administrative expenses for the second quarter of fiscal year 2009 included $0.2 million in amortization expense relating to acquisition-related intangible assets and $3.8 million in restructuring and other related costs. Excluding the impact of these items, selling, general and administrative expenses as a percentage of sales decreased primarily due to $1.5 million received from a customer in settlement of an unfulfilled volume purchase agreement.

Research and Development. Research and development expenses for the second quarter of fiscal year 2009 reflect the impact of restructuring and other related costs of $0.9 million. Excluding the impact of this item, research and development expenses as a percentage of sales increased slightly due to higher costs associated with new product introductions.

Restructuring Activities. The following table sets forth changes in the Company’s aggregate liability relating to all ongoing restructuring plans during the second quarter of fiscal year 2010:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at January 1, 2010	$363	$386	$749
Cash payments	(158)	—	(158)
Foreign currency impacts and other adjustments	(7)	(17)	(24)

Balance at April 2, 2010	$198	$369	$567

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

$3 million - $5 million
Fiscal Year 2009 First Quarter Plan (Scientific Instruments - to reduce headcount and operating costs and increase operating margins)	$2 million - $3 million
Fiscal Year 2009 Second Quarter Plan (Scientific Instruments and Vacuum Technologies - to reduce cost structure, primarily through headcount reduction)	$20 million - $24 million

These estimated cost savings impact cost of sales, selling, general and administrative expenses and research and development expenses. Some of these cost savings have been and will continue to be reinvested in other parts of our business, for example, as part of our continued emphasis on IRD and consumable products. In addition, unrelated cost increases in other areas of our operations have and could in the future offset some or all of these cost savings. Although it is difficult to quantify with any precision our actual cost savings to date from these activities, some of which are still ongoing, we currently believe that the ultimate savings realized will not differ materially from these estimates.

Interest Income. The increase in interest income was primarily due to higher interest rates on certain invested cash balances during the second quarter of fiscal 2010 compared to the second quarter of fiscal year 2009.

Income Tax Expense. The effective income tax rate was 36.4% for the second quarter of fiscal year 2010, compared to 34.3% for the second quarter of fiscal year 2009. The higher effective tax rate in the second quarter of fiscal year 2010 was primarily due to certain non-deductible costs associated with the pending acquisition by Agilent and the expiration of the U.S. federal research and development tax credit.

Net Earnings. Net earnings for the second quarter of fiscal year 2010 reflect the after-tax impacts of $4.3 million of pre-tax costs resulting from the pending acquisition by Agilent and $1.8 million in pre-tax acquisition-related intangible amortization. Net earnings for the second quarter of fiscal year 2009 reflect the after-tax impacts of $1.7 million in pre-tax acquisition-related intangible amortization and $7.0 million in pre-tax restructuring and other related costs. Excluding the after-tax impact of these items, the decrease in net earnings in the second quarter of fiscal year 2010 was primarily attributable to lower gross profits as a percentage of sales.

First Six Months of Fiscal Year 2010 Compared to First Six Months of Fiscal Year 2009

Segment Results

The following table presents comparisons of our sales and operating earnings for each of those segments and in total for the first six months of fiscal years 2010 and 2009:

	Six Months Ended				Increase (Decrease)
	April 2, 2010		April 3, 2009
	$	% of Sales	$	% of Sales	$	%
(dollars in millions)
Sales by Segment:
Scientific Instruments	$337.7	81.8%	$342.7	82.8%	$(5.0)	(1.5)%
Vacuum Technologies	75.3	18.2	71.0	17.2	4.3	6.2

Total company	$413.0	100.0%	$413.7	100.0%	$(0.7)	(0.2)%

Operating Earnings by Segment:
Scientific Instruments	$19.1	5.6%	$28.8	8.4%	$(9.7)	(33.9)%
Vacuum Technologies	16.5	21.8	13.7	19.3	2.8	20.3

Total segments	35.6	8.6	42.5	10.3	(6.9)	(16.5)
General corporate	(8.5)	(2.0)	(7.1)	(1.7)	(1.4)	(18.3)

Total company	$27.1	6.6%	$35.4	8.6%	$(8.3)	(23.5)%

Scientific Instruments. The decrease in Scientific Instruments sales in the first six months of fiscal year 2010 was due to lower sales of analytical instrument products. These lower sales were primarily attributable to the negative impact of customers’ uncertainty and employee and other disruptions related to the announcement and pendency of the acquisition by Agilent, which adversely impacted sales volumes and average selling prices of certain analytical instrument products. The decrease in sales of analytical instrument products was partly offset by increased sales of low-volume, high-selling price research products (the timing of which is often impacted by factors such as laboratory readiness and access to customer sites, duration of installations and availability of key components and installation personnel) and to a lesser extent, higher sales of consumables products. The weaker U.S. dollar also had a positive impact on reported revenues.

Scientific Instruments operating earnings for the first six months of fiscal year 2010 included $5.0 million of costs resulting from the pending acquisition by Agilent, acquisition-related intangible amortization of $3.6 million and restructuring and other related costs of $0.7 million. In comparison, Scientific Instruments operating earnings for the first six months of fiscal year 2009 included acquisition-related intangible amortization of $3.8 million and restructuring and other related costs of $7.8 million. Excluding the impact of these items, operating earnings decreased as a percentage of sales primarily due to the negative impact of product mix and lower average selling prices for analytical instrument products and the weaker U.S. dollar (which was favorable to reported sales but unfavorable to reported operating margins), partially offset by cost reduction activities implemented in the second quarter of fiscal year 2009.

Vacuum Technologies. The increase in Vacuum Technologies sales was driven mainly by higher sales volume of products for both industrial and life science applications, primarily due to the impact of improved global economic conditions on capital equipment spending and the positive impact of the weaker U.S. dollar on reported revenues.

The increase in Vacuum Technologies operating earnings as a percentage of sales was primarily due to the impact of higher sales volumes and the positive impact of cost reduction activities implemented in the second quarter of fiscal year 2009.

Consolidated Results

The following table presents comparisons of our sales and other selected consolidated financial results for the first six months of fiscal years 2010 and 2009:

	Six Months Ended				Increase (Decrease)
	April 2, 2010		April 3, 2009
		% of		% of
	$	Sales	$	Sales	$	%
(dollars in millions, except per share data)
Sales	$413.0	100.0%	$413.7	100.0%	$(0.7)	(0.2)%

Gross profit	176.2	42.7	184.8	44.7	(8.6)	(4.7)

Operating expenses:
Selling, general and administrative	119.6	29.0	120.2	29.1	(0.6)	(0.5)
Research and development	29.5	7.1	29.2	7.0	0.3	1.0

Total operating expenses	149.1	36.1	149.4	36.1	(0.3)	(0.2)

Operating earnings	27.1	6.6	35.4	8.6	(8.3)	(23.5)
Interest income	1.4	0.4	0.9	0.2	0.5	56.9
Interest expense	(0.7)	(0.3)	(0.7)	(0.2)	—	—
Income tax expense	(10.1)	(2.4)	(12.4)	(3.0)	2.3	18.6

Net earnings	$17.7	4.3%	$23.2	5.6%	$(5.5)	(23.6)%

Net earnings per diluted share	$0.61		$0.80		$(0.19)

Sales. As discussed under the heading Segment Results above, sales by our Scientific Instruments and Vacuum Technologies segments in the first six months of fiscal year 2010 decreased by 1.5% and increased by 6.2%, respectively, compared to the first six months of the prior-year. On a consolidated basis, sales were essentially flat compared to the prior year. Reported sales were positively impacted by the weaker U.S. dollar, which weakened approximately 4% on a weighted-average basis compared to most major currencies in which we sell products and services.

Sales by geographic region in the first six months of fiscal years 2010 and 2009 were as follows:

	Six Months Ended
	April 2, 2010		April 3, 2009		Increase (Decrease)
	$	% of Sales	$	% of Sales	$	%
(dollars in millions)
Geographic Region
North America	$131.7	31.9%	$131.6	31.8%	$0.1	0.0%
Europe	150.8	36.5	161.8	39.1	(11.0)	(6.8)
Asia Pacific	106.1	25.7	95.5	23.1	10.6	11.1
Latin America	24.4	5.9	24.8	6.0	(0.4)	(1.5)

Total company	$413.0	100.0%	$413.7	100.0%	$(0.7)	(0.2)%

Sales in North America were flat in the first six months of fiscal year 2010 compared to the prior year period primarily attributable to higher sales of low-volume, high-selling price research products offset by lower sales of analytical instrument products and vacuum products. The decrease in sales in Europe was primarily due to decreased sales of analytical instrument products. The increase in sales in Asia Pacific was primarily attributable to increased sales of research products and vacuum products, partly offset by decreased sales of analytical instrument products. Sales of analytical instrument products were negatively impacted in all four regions by customers’ uncertainty and employee and other disruptions related to the announcement and pendency of the acquisition by Agilent.

As described above, the higher sales of research products in North America was more pronounced due to the timing of sales of certain low-volume, high-selling price products. We do not consider this geographic shift to be indicative of any particular trend for research products as a whole, but rather to be reflective of the variability in results that these low-volume, high-selling price research products can create.

Gross Profit. Gross profit for the first six months of fiscal year 2010 reflects the impact of $3.2 million in amortization expense relating to acquisition-related intangible assets and $0.2 million in restructuring and other related costs. In comparison, gross profit for the first six months of fiscal year 2009 reflects the impact of $3.1 million in amortization expense relating to acquisition-related intangible assets and $3.2 million in restructuring and other related costs. Excluding the impact of these items, gross profit as a percentage of sales decreased primarily due to product mix, lower average selling prices of certain analytical instrument products and the weaker U.S. dollar (which was unfavorable to reported gross profit, but favorable to reported sales) partially offset by cost reduction activities implemented in the second quarter of fiscal year 2009.

Selling, General and Administrative. Selling, general and administrative expenses for the first six months of fiscal year 2010 included $7.5 million of costs resulting from the pending acquisition by Agilent and $0.4 million in amortization expense relating to acquisition-related intangible assets and $0.1 million in restructuring and other related costs. In comparison, selling, general and administrative expenses for the first six months of fiscal year 2009 included $0.7 million in amortization expense relating to acquisition-related intangible assets and $4.4 million in restructuring and other related costs. Excluding the impact of these items, selling, general and administrative expenses as a percentage of sales declined due to cost reduction activities implemented in the second quarter of fiscal year 2009 and $1.5 million received from a customer in settlement of an unfulfilled volume purchase agreement.

Research and Development. Research and development expenses for the first six months of fiscal year 2010 reflect the impact of restructuring and other related costs of $0.4 million. In comparison, research and development expenses for the first six months of fiscal year 2009 reflect the impact of restructuring and other related costs of $1.1 million. Excluding the impact of these items, research and development expenses as a percentage of sales increased slightly due to higher costs associated with new product introductions.

Restructuring Activities. We have committed to several restructuring plans in order to improve operational efficiencies, centralize functions, reallocate resources and reduce operating costs. From the respective inception dates of these plans through April 2, 2010, we have incurred a total of $12.2 million in restructuring expense and a total of $10.6 million in other costs related directly to those plans (comprised primarily of employee retention and relocation costs and accelerated depreciation of assets disposed upon the closure of facilities). Of the $10.6 million in other restructuring-related costs, $0.7 million was recorded in the first six months of fiscal year 2010 which was primarily related to the fiscal year 2007 restructuring plan.

The following table sets forth changes in the Company’s aggregate liability relating to all ongoing restructuring plans during the first six months of fiscal year 2010:

	Employee- Related	Facilities- Related	Total
(in thousands)
Balance at October 2, 2009	$579	$398	$977
Charges to expense, net	34	—	34
Cash payments	(406)	(10)	(416)
Foreign currency impacts and other adjustments	(9)	(19)	(28)

Balance at April 2, 2010	$198	$369	$567

Income Tax Expense. The effective income tax rate was 36.3% for the first six months of fiscal year 2010, compared to 34.9% for the first six months of fiscal year 2009. The higher effective tax rate in the first six months of fiscal year 2010 was primarily due to certain non-deductible costs associated with the pending acquisition with Agilent and the expiration of the U.S. federal research and development tax credit.

Net Earnings. Net earnings for the first six months of fiscal year 2010 reflect the after-tax impacts of $7.5 million of pre-tax costs resulting from the pending acquisition by Agilent, $3.6 million in pre-tax acquisition-related intangible amortization and $0.7 million in pre-tax restructuring and other related costs. Net earnings for the first six months of fiscal year 2009 reflect the after-tax impacts of $3.8 million in pre-tax acquisition-related intangible amortization and $8.7 million in pre-tax restructuring and other related costs. Excluding the after-tax impact of these items, the decrease in net earnings in the first six months of fiscal year 2010 was primarily attributable to lower gross profits as a percentage of sales.

Outlook

The diversity of our products, the applications we serve and our worldwide distribution position us well. While the global economic environment has recently shown some moderate improvement, we continue to operate in uncertain global economic conditions. The uncertainty of these conditions, as well as customers’ uncertainty and employee and other disruptions related to the announcement and pendency of our acquisition by Agilent and related divestitures being undertaken in order to obtain regulatory approval of that acquisition, make it difficult for us to project our near-term results of operations. These conditions could further impact our business and have an adverse effect on our financial position, results of operations or cash flows. In addition, we have incurred and will continue to incur legal and other expenses in connection with the pending acquisition by Agilent, which could have an adverse effect on our financial position, results of operations or cash flows.

Liquidity and Capital Resources

We generated $26.5 million of cash from operating activities in the first six months of fiscal year 2010, compared to $50.5 million generated in the first six months of fiscal year 2009. The decrease in operating cash flows was primarily due to higher collections of accounts receivable in the first six months of fiscal 2009, which resulted from record sales levels in the fourth quarter of fiscal year 2008.

We used $4.2 million of cash for investing activities in the first six months of fiscal year 2010, which compares to $12.1 million used for investing activities in the first six months of fiscal year 2009. In the first quarter of fiscal year 2009, we received a $5.0 million non-refundable first surrender payment under an agreement with VMS in which we agreed to surrender to them the sublease for our facility in Palo Alto, CA in exchange for $21.0 million. The remaining $16.0 million is due when we fully surrender the facility in the third quarter of fiscal year 2010. Excluding the first surrender payment, cash used for investing activities decreased $12.9 million in the first six months of fiscal year 2010 compared to the same period in the prior year primarily due to lower capital spending levels, as we have completed the majority of our spending related to the construction of our IRD facility in Walnut Creek.

We generated $3.3 million of cash from financing activities in the first six months of fiscal year 2010, which compares to $5.5 million used for financing activities in the first six months of fiscal year 2009. Cash flows from financing activities in the first six months of fiscal year 2010 improved due to higher stock option exercise volume and lower expenditures to repurchase and retire common stock.

We maintain relationships with banks in many countries from whom we sometimes obtain bank guarantees and short-term standby letters of credit. These guarantees and letters of credit relate primarily to advance payments and deposits made to our subsidiaries by customers for which separate liabilities are recorded in the unaudited condensed consolidated financial statements. As of April 2, 2010, a total of $12.2 million of these bank guarantees and letters of credit were outstanding. No amounts had been drawn by beneficiaries under these or any other outstanding guarantees or letters of credit as of that date.

As of both April 2, 2010 and October 2, 2009, we had an $18.8 million term loan outstanding with a U.S. financial institution at a fixed interest rate of 6.7%. The term loan contains certain covenants that limit future borrowings and the payment of cash dividends and require the maintenance of certain levels of working capital and operating results. We were in compliance with all restrictive covenants of the term loan agreement at April 2, 2010.

As of April 2, 2010, we had several outstanding contingent consideration arrangements relating to acquired businesses. Amounts subject to these arrangements can be earned over their respective measurement periods, depending on the performance of the acquired business relative to certain financial or operational targets.

The following table summarizes contingent consideration arrangements as of April 2, 2010:

Acquired Company/Business	Remaining Amount Available (maximum)	Measurement Period	Measurement Period End Date
	(in millions)
Oxford Diffraction Limited	$4.0	3 years	April 2011
Analogix Business	2.0	3 years	December 2010
Other	0.3	1 year	July 2010

Total	$6.3

We also have an outstanding contingent consideration arrangement related to the purchase of certain assets. Remaining maximum contingent amounts under this arrangement were $2.6 million as of April 2, 2010.

The Distribution Agreement with VMS provides that we are responsible for certain litigation to which VAI was a party, and further provides that we will indemnify VMS and VSEA for one-third of the costs, expenses and other liabilities relating to certain discontinued, former and corporate operations of VAI, including certain environmental liabilities (see Note 13 of the Notes to the Unaudited Condensed Consolidated Financial Statements).

We had no material cancelable or non-cancelable commitments for capital expenditures as of April 2, 2010. In the aggregate, we currently anticipate that our capital expenditures will be less than 2.0% of sales for fiscal year 2010.

In February 2008, our Board of Directors approved a stock repurchase program under which we are authorized to utilize up to $100 million to repurchase shares of our common stock. During the first six months of fiscal year 2010, we did not purchase any shares under this authorization. This repurchase program expired on December 31, 2009.

Our liquidity is affected by many other factors, including on-going operations of our business, the pending acquisition by Agilent and external economic conditions. Our liquidity has not been materially affected by the pending acquisition or global economic conditions in general. However, current financial and economic conditions could adversely impact the availability of credit to us as well as to our customers and suppliers.

We have no material exposure to market risk for changes in interest rates or investment valuations. Our outstanding debt carries a fixed interest rate, and we invest our excess cash primarily in depository accounts and money market funds at various financial institutions. While we have not historically needed to borrow to support working capital or capital expenditure requirements, there is no assurance that we might not need to borrow to support these requirements depending on global economic conditions and whether such financing would be available.

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

Contractual Obligations and Other Commercial Commitments

The following table summarizes the amount and estimated timing of future cash expenditures relating to principal and interest payments on outstanding long-term debt, minimum rentals due for certain facilities and other leased assets under long-term, non-cancelable operating leases and other long-term liabilities as of April 2, 2010:

	Six Months Ending Oct. 1,	Fiscal Years
	2010	2011	2012	2013	2014	2015	Thereafter	Total
(in thousands)
Operating leases	$3,198	$6,053	$3,727	$2,503	$1,734	1,393	$568	$19,176
Long-term debt (including current portion)	6,250	—	6,250	—	6,250	—	—	18,750
Interest on long-term debt	523	838	733	419	314	—	—	2,827
Other long-term liabilities	—	6,301	3,431	2,941	2,694	2,557	24,011	41,935

Total	$9,971	$13,192	$14,141	$5,863	$10,992	$3,950	$24,579	$82,688

As of April 2, 2010, we did not have any off-balance sheet commercial commitments that could result in a significant cash outflow upon the occurrence of some contingent event, except for contingent payments of up to a maximum of $6.3 million related to acquisitions and $2.6 million related to the purchase of certain assets as discussed under Liquidity and Capital Resources above, the specific amounts of which are not currently determinable.

Recent Accounting Standards

In December 2008, the FASB issued additional disclosure requirements for plan assets of a defined benefit pension or other postretirement plan. The required disclosures include a description of our investment policies and strategies, the fair value of each major category of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets and the significant concentrations of risk within plan assets. These additional disclosures are effective for annual disclosure for fiscal years ending after December 15, 2009. We do not expect the adoption of the new disclosure requirements in fiscal year 2010 to have a material impact on our financial condition or results of operations.

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

Foreign Currency Exchange Risk. We enter into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations on assets and liabilities denominated in non-functional currencies. From time to time, we also enter into foreign exchange forward contracts to minimize the impact of foreign currency fluctuations on forecasted transactions. The success of our hedging activities depends on our ability to forecast balance sheet exposures and transaction activity in various foreign currencies. To the extent that these forecasts are overstated or understated during periods of currency volatility, we would experience unanticipated currency gains or losses. However, we believe that in most cases gains or losses on balance sheet exposures would be substantially offset by losses or gains from the related foreign exchange forward contracts. Therefore, we believe that the direct effect of an immediate 10% change in the exchange rate between the U.S. dollar and all other currencies is not reasonably likely to have a material adverse effect on our financial condition or results of operations.

During the first six months of fiscal year 2010, we were not party to any foreign exchange forward contracts designated as cash flow hedges of forecasted transactions.

Our foreign exchange forward contracts generally do not extend beyond one month in original maturity. A summary of all foreign exchange forward contracts that were outstanding as of April 2, 2010 follows:

	Notional Value Sold	Notional Value Purchased
(in thousands)
Australian dollar	$—	$32,649
British pound	—	18,879
Euro	—	9,841
Japanese yen	6,505	—
Canadian dollar	3,201	—
Swedish krona	2,851	—
Brazilian real	2,042	—
Taiwan dollar	1,956	—
Singapore dollar	1,768	—
Korean won	1,322	—

Total	$19,645	$61,369

Interest Rate Risk. We have no material exposure to market risk for changes in interest rates. We invest any excess cash primarily in depository accounts and money market funds, and changes in interest rates would not be material to our financial condition or results of operations. We enter into debt obligations principally to support general corporate purposes, including working capital requirements, capital expenditures and acquisitions. At April 2, 2010, our debt obligations had fixed interest rates.

Based upon rates currently available to us for debt with similar terms and remaining maturities, the carrying amount of long-term debt approximates its estimated fair value. Although payments under certain of our operating leases for our facilities are tied to market indices, we are not exposed to material interest rate risk associated with our operating leases.

Debt Obligations.

Principal Amounts and Related Weighted-Average Interest Rates By Year of Maturity

	Six Months Ending Oct. 1,	Fiscal Years
	2010	2011	2012	2013	2014	2015	Thereafter	Total
(in thousands)
Long-term debt (including current portion)	$6,250	$—	$6,250	$—	$6,250	$—	$—	$18,750
Average interest rate	6.7%	—%	6.7%	—%	6.7%	—%	—%	6.7%

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

Disclosure Controls and Procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our Chief Executive Officer and the Chief Financial Officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q (April 2, 2010), our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the second quarter of our fiscal year 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(c) During the fiscal quarter ended April 2, 2010, the Company repurchased and retired 13,000 shares tendered to it by employees in settlement of employee tax withholding obligations due from those employees upon the vesting of restricted stock.

Item 6.	Exhibits

(a) Exhibits.

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date	Exhibit Number	Filed Herewith

10.1*	Retention and Incentive Agreement, dated as of January 27, 2010, between Varian, Inc. and Gordon Tredger.				X

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.				X

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

VARIAN, INC. (Registrant)

Date: May 12, 2010	By:	/S/ G. EDWARD MCCLAMMY
G. Edward McClammy Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)